Form 10-Q
period 2013-09-30
CommScope Holding Company, Inc.
filed 2013-11-07
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001 - 36146

CommScope Holding Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-4332098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 CommScope Place, SE

Hickory, North Carolina

(Address of principal executive offices)

28602

(Zip Code)

(828) 324-2200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2013 there were 185,703,896 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

September 30, 2013

Part 1—Financial Information (Unaudited)

ITEM 1.	Condensed Consolidated Financial Statements

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(Unaudited—In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$888,011	$894,019	$2,633,559	$2,473,674
Operating costs and expenses:
Cost of sales	577,812	591,192	1,724,461	1,690,373
Selling, general and administrative	122,424	114,831	354,818	337,676
Research and development	31,757	30,969	95,553	88,817
Amortization of purchased intangible assets	43,956	44,133	130,921	132,395
Restructuring costs	4,900	1,624	16,433	17,005
Asset impairments	7,320	38,271	41,802	38,271

Total operating costs and expenses	788,169	821,020	2,363,988	2,304,537

Operating income	99,842	72,999	269,571	169,137
Other expense, net	(3,394)	(1,836)	(8,665)	(8,350)
Interest expense	(53,972)	(45,900)	(147,809)	(143,460)
Interest income	650	717	2,260	2,959

Income before income taxes	43,126	25,980	115,357	20,286
Income tax expense	(31,839)	(20,696)	(87,048)	(26,383)

Net income (loss)	$11,287	$5,284	$28,309	$(6,097)

Earnings (loss) per share:
Basic	$0.07	$0.03	$0.18	$(0.04)
Diluted	$0.07	$0.03	$0.18	$(0.04)

Weighted average shares outstanding:
Basic	154,885	154,706	154,883	154,701
Diluted	159,064	155,377	158,008	154,701

Comprehensive income (loss):
Net income (loss)	$11,287	$5,284	$28,309	$(6,097)
Other comprehensive income (loss), net of tax:
Foreign currency gain (loss)	9,469	6,096	(7,144)	(5,756)
Pension and other postretirement benefit activity	(1,373)	(980)	(4,085)	306

Total other comprehensive income (loss), net of tax	8,096	5,116	(11,229)	(5,450)

Total comprehensive income (loss)	$19,383	$10,400	$17,080	$(11,547)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited—In thousands, except share amounts)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$312,045	$264,375
Accounts receivable, less allowance for doubtful accounts of $13,452 and $14,555, respectively	641,815	596,050
Inventories, net	367,590	311,970
Prepaid expenses and other current assets	60,107	53,790
Deferred income taxes	47,149	61,072

Total current assets	1,428,706	1,287,257

Property, plant and equipment, net of accumulated depreciation of $177,179 and $146,044, respectively	331,889	355,212
Goodwill	1,458,294	1,473,932
Other intangible assets, net	1,469,291	1,578,683
Other noncurrent assets	110,596	98,180

Total assets	$4,798,776	$4,793,264

Liabilities and Stockholders’ Equity

Accounts payable	$242,142	$194,301
Other accrued liabilities	286,337	344,542
Current portion of long-term debt	10,746	10,776

Total current liabilities	539,225	549,619

Long-term debt	3,004,024	2,459,994
Deferred income taxes	424,017	429,312
Pension and other postretirement benefit liabilities	53,029	72,317
Other noncurrent liabilities	120,477	99,740

Total liabilities	4,140,772	3,610,982

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value: Authorized shares: 300,000,000; Issued and outstanding shares: 154,884,600 and 154,879,299 at September 30, 2013 and December 31, 2012, respectively	1,558	1,558
Additional paid-in capital	1,664,334	1,655,379
Accumulated deficit	(969,378)	(447,687)
Accumulated other comprehensive loss	(27,875)	(16,646)
Treasury stock, at cost: 961,566 shares and 936,300 shares at September 30, 2013 and December 31, 2012, respectively	(10,635)	(10,322)

Total stockholders’ equity	658,004	1,182,282

Total liabilities and stockholders’ equity	$4,798,776	$4,793,264

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited—In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities:
Net income (loss)	$28,309	$(6,097)
Adjustments to reconcile net income (loss) to net cash generated by operating activities:
Depreciation and amortization	183,865	198,155
Equity-based compensation	12,657	5,382
Excess tax benefits from equity-based compensation	(9)	(22)
Deferred income taxes	14,728	(36,401)
Asset impairments	41,802	38,271
Changes in assets and liabilities:
Accounts receivable	(46,795)	(106,991)
Inventories	(57,546)	(44,596)
Prepaid expenses and other assets	(20,481)	3,018
Accounts payable and other liabilities	(19,779)	2,540
Other	14,516	684

Net cash generated by operating activities	151,267	53,943

Investing Activities:
Additions to property, plant and equipment	(27,729)	(19,390)
Proceeds from sale of property, plant and equipment	1,238	1,949
Cash paid for acquisitions	(55,770)	(12,214)
Other	2,902	2,301

Net cash used in investing activities	(79,359)	(27,354)

Financing Activities:
Long-term debt repaid	(205,237)	(266,746)
Long-term debt proceeds	747,035	174,150
Long-term debt issuance costs	(13,127)	(2,701)
Dividends paid	(538,705)	—
Cash paid to stock option holders	(11,295)	—
Excess tax benefits from equity-based compensation	9	22
Other	(32)	(101)

Net cash used in financing activities	(21,352)	(95,376)

Effect of exchange rate changes on cash and cash equivalents	(2,886)	(4,160)

Change in cash and cash equivalents	47,670	(72,947)
Cash and cash equivalents, beginning of period	264,375	317,102

Cash and cash equivalents, end of period	$312,045	$244,155

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited—In thousands, except share amounts)

	Nine Months Ended
	September 30,
	2013	2012
Number of common shares outstanding:
Balance at beginning of period	154,879,299	154,688,355
Issuance of shares under equity-based compensation plans	30,567	104,583
Shares repurchased under equity-based compensation plans	(25,266)	(86,523)

Balance at end of period	154,884,600	154,706,415

Common stock:

Balance at beginning and end of period	$1,558	$1,554

Additional paid-in capital:
Balance at beginning of period	$1,655,379	$1,649,200
Issuance of shares under equity-based compensation plans	279	793
Equity-based compensation	8,667	2,868
Tax benefit (deficiency) from shares issued under equity-based compensation plans	9	(204)

Balance at end of period	$1,664,334	$1,652,657

Accumulated deficit:
Balance at beginning of period	$(447,687)	$(252,308)
Net income (loss)	28,309	(6,097)
Dividends paid	(538,705)	—
Cash paid to stock option holders	(11,295)	—

Balance at end of period	$(969,378)	$(258,405)

Accumulated other comprehensive loss:
Balance at beginning of period	$(16,646)	$(26,364)
Other comprehensive loss, net of tax	(11,229)	(5,450)

Balance at end of period	$(27,875)	$(31,814)

Treasury stock, at cost:
Balance at beginning of period	$(10,322)	$(5,957)
Net shares repurchased under equity-based compensation plans	(313)	(894)

Balance at end of period	$(10,635)	$(6,851)

Total stockholders’ equity	$658,004	$1,357,141

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

1. BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope Holding Company, Inc., along with its direct and indirect subsidiaries (CommScope or the Company), is a global provider of essential infrastructure solutions for wireless, business enterprise and residential broadband networks. The Company’s solutions and services for wired and wireless networks enable high-bandwidth data, video and voice applications. CommScope’s global position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions and global manufacturing and distribution scale.

Basis of Presentation

The Condensed Consolidated Balance Sheet as of September 30, 2013, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, and the Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity for the nine months ended September 30, 2013 and 2012 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the Company’s Form S-1 filed October 11, 2013. There were no changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2013. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements.

On October 4, 2013, the Company effected a 3-for-1 stock split of its common stock. All share and per share numbers have been revised to reflect the stock split.

Concentrations of Risk and Related Party Transactions

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 12% of the Company’s total net sales during both the three and nine months ended September 30, 2013. Net sales to Anixter accounted for approximately 12% and 13% of the Company’s total net sales during the three and nine months ended September 30, 2012, respectively. Sales to Anixter primarily originate within the Enterprise segment. Other than Anixter, no customer accounted for 10% or more of the Company’s total net sales for the three or nine months ended September 30, 2013 or 2012.

Accounts receivable from Anixter represented approximately 12% of accounts receivable as of September 30, 2013. Other than Anixter, no other customer accounted for 10% or more of the Company’s accounts receivable as of September 30, 2013.

As of September 30, 2013, the Company was 98.4% owned by funds affiliated with The Carlyle Group (Carlyle). The Company paid $0.8 million of the annual management and oversight fee to Carlyle in both the three months ended September 30, 2013 and 2012 and $2.3 million of the annual management and oversight fee to Carlyle in both the nine months ended September 30, 2013 and 2012. In October 2013, the Company paid Carlyle approximately $20.2 million to terminate the management agreement. See Footnote 12 – Subsequent Events.

Product Warranties

The Company recognizes a liability for the estimated claims that may be paid under its customer warranty agreements to remedy potential deficiencies of quality or performance of the Company’s products. These product warranties extend over periods ranging from one to twenty-five years from the date of sale, depending upon the product subject to the warranty. The Company records a provision for estimated future warranty claims as cost of sales based upon the historical relationship of warranty claims to sales and specifically-identified warranty issues. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Such revisions may be material.

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Product warranty accrual, beginning of period	$24,127	$19,923	$26,005	$18,653
Provision for warranty claims	2,421	6,708	3,568	11,151
Warranty claims paid	(2,437)	(1,752)	(5,462)	(4,925)

Product warranty accrual, end of period	$24,111	$24,879	$24,111	$24,879

Commitments and Contingencies

The Company is either a plaintiff or a defendant in pending legal matters in the normal course of business. Management believes none of these other legal matters will have a material adverse effect on the Company’s business or financial condition upon final disposition.

On May 12, 2010, a putative stockholder class action lawsuit, asserting claims under the Securities Exchange Act of 1934 (the 1934 Act), was filed in the United States District Court for the Western District of North Carolina against the Company and certain of its current and former officers. The lawsuit alleged violations of the 1934 Act and SEC Rule 10b-5, related to allegedly false and misleading statements and/or omissions by the Company about its financial condition and future sales prospects during the period between April 29, 2008 and October 30, 2008. On August 6, 2013, the United States District Court for the Western District of North Carolina granted the Company’s motion to dismiss the stockholder class action lawsuit and entered judgment in favor of the Company. Plaintiffs did not file a Notice of Appeal by the deadline and thus this lawsuit was concluded in the favor of CommScope and the other defendants.

As of September 30, 2013, the Company had commitments of $17.1 million to purchase metals that are expected to be consumed in normal production by March 2014. In the aggregate, these commitments were at prices less than 2% above market prices as of September 30, 2013.

Asset Impairment

During the first six months of 2013, the Broadband segment experienced lower than expected levels of sales and operating income. Management considered these results and the longer term effect of market conditions on the continued operations of the business and determined that an indicator of possible impairment existed. A step one goodwill impairment test was performed using a discounted cash flow (DCF) valuation model. The significant assumptions in the DCF model are the annual revenue growth rate, the annual operating income margin, and the discount rate used to determine the present value of the cash flow projections. The discount rate was based on the estimated weighted average cost of capital as of the test date of market participants in the industry in which the Broadband segment (which is considered a reporting unit) operates. Based on the estimated fair values generated by the DCF model, the Broadband segment did not pass step one of the goodwill impairment test. Accordingly, a step two analysis was initiated, and a preliminary goodwill impairment charge of $28.8 million was recorded during the three months ended June 30, 2013. The step two analysis was completed during the three months ended September 30, 2013 and an incremental $7.3 million impairment charge was recorded. The goodwill impairment charge resulted primarily from lower projected operating results than those assumed during the 2012 annual impairment test.

A summary of the effects of changes in key assumptions, assuming all other assumptions remain constant, on the fair value compared to the carrying value, as of the impairment test date is as follows:

	Deficit of estimated fair value compared to the carrying value as a percent of carrying value
Reportable Segment	Actual valuation	Decrease of 0.5% in annual revenue growth rate	Decrease of 0.5% in annual operating income margin	Increase of 0.5% in discount rate
Broadband	(1.3)%	(5.0)%	(6.1)%	(4.7)%

The weighted average discount rate used in the impairment test for the Broadband segment was 11.0% compared to 11.5% that was used in the 2012 annual goodwill impairment test.

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at their estimated fair value. During the nine months ended September 30, 2013, the Company obtained new market data regarding a facility which is being marketed for sale. Based on this data, the Company recorded a pretax impairment charge of $3.6 million which was recognized within the Wireless segment. Also during the nine months ended September 30, 2013, the Company concluded that certain production equipment would no longer be utilized and consequently recorded pretax impairment charges of $2.0 million within the Wireless segment.

Income Taxes

For the three and nine months ended September 30, 2013, income tax expense reflected net increases in valuation allowances of $4.0 million and $25.2 million, respectively, related to (1) foreign tax credit carryforwards that the Company has determined are not likely to be realized, primarily due to an increase in future interest expense expected as a result of current year borrowings and (2) net operating loss carryforwards in certain foreign jurisdictions as a result of changes in profitability. In addition to the impact of the valuation allowances, the effective income tax rate for the three and nine months ended September 30, 2013 was also affected by goodwill impairment charges for which no tax benefit was recognized, losses in certain foreign jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable, tax costs associated with repatriation of foreign earnings and adjustments related to prior years’ tax returns in various jurisdictions.

Income tax expense for the three and nine months ended September 30, 2012 reflected net increases in valuation allowances in foreign jurisdictions, adjustments related to filing the 2011 U.S. federal income tax return and additional expense related to uncertain tax positions. In addition to these items, the effective income tax rate for the prior year periods was also impacted by losses in certain foreign jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable and tax costs associated with repatriation of foreign earnings.

Excluding the items listed above, the effective income tax rate for the three and nine months ended September 30, 2013 and 2012 was higher than the statutory rate of 35% primarily due to the provision for state income taxes and certain tax costs associated with repatriation of foreign earnings. The Company expects to continue to provide U.S. taxes on substantially all of our current year foreign earnings in anticipation that such earnings will be repatriated to the U.S.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on net income (loss) divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options. Below is a reconciliation of weighted average common shares and potential common shares outstanding for calculating diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) for basic and diluted earnings (loss) per share	$11,287	$5,284	$28,309	$(6,097)

Denominator:
Weighted average number of common shares outstanding for basic earnings (loss) per share	154,885	154,706	154,883	154,701
Effect of dilutive securities:
Stock options (a)	4,179	671	3,125	—

Weighted average number of common shares and potential common shares outstanding for diluted earnings (loss) per share	159,064	155,377	158,008	154,701

(a)	No options to purchase common shares were excluded from the computation of diluted earnings per share for the three months ended September 30, 2013 and 7.5 million common shares were excluded from the computation of diluted loss per share for the three months ended September 30, 2012, because they would have been anti-dilutive. Options to purchase 0.2 million and 11.2 million common shares were excluded from the computation of diluted earnings (loss) per share for the nine months ended September 30, 2013 and 2012, respectively, because they would have been anti-dilutive.

2. ACQUISITIONS

In March 2013, the Company acquired substantially all of the assets and assumed certain liabilities of iTRACS Corporation (iTRACS) for approximately $34.0 million in cash. iTRACS develops and markets enterprise-class data center infrastructure management (DCIM) solutions and is reported within the Enterprise segment. Net sales of iTRACS products and services were immaterial for the three and nine months ended September 30, 2013. The preliminary allocation of the purchase price, based on estimates of the fair values of assets acquired and liabilities assumed, is as follows:

Estimated Fair Value
(in millions)
Current assets	$1.6
Noncurrent assets, excluding intangible assets	0.7
Other intangible assets	13.1
Goodwill	19.8
Less: Liabilities assumed	(1.2)

Net acquisition cost	$34.0

The goodwill arising from the preliminary purchase price allocation of the iTRACS acquisition is believed to result from the company’s reputation in the marketplace and assembled workforce and is expected to be deductible for tax purposes.

As additional information is obtained, adjustments may be made to the preliminary purchase price allocation. The Company is still finalizing the valuation of the fair value of certain tangible and intangible assets acquired.

In July 2013, the Company acquired Redwood Systems, Inc. (Redwood), a provider of LED lighting solutions and integrated sensor networks for data centers and buildings. Redwood was acquired for an initial payment of $9.8 million and contingent consideration with an estimated fair value of $12.4 million. The Company may be required to pay up to an additional $37.25 million of consideration if certain net sales targets of up to $55.0 million are met over various periods through July 31, 2015. In addition there are retention payments for employees of Redwood of up to $11.75 million based on the same net sales targets as the contingent consideration. Net sales of Redwood products and services were $1.0 million for both the three and nine months ended September 30, 2013 and are reported in the Enterprise segment. The preliminary allocation of the purchase price, based on estimates of the fair values of assets acquired and liabilities assumed, is as follows:

Estimated Fair Value
(in millions)
Current assets	$2.4
Deferred taxes	8.2
Other intangible assets	9.0
Goodwill	3.5
Other noncurrent assets	0.8
Less: Liabilities assumed	(1.7)

Net acquisition cost	$22.2

The goodwill arising from the preliminary purchase price allocation of the Redwood acquisition is believed to result from the company’s reputation in the marketplace and assembled workforce and is not expected to be deductible for tax purposes.

The Company is still finalizing the valuation and as additional information is obtained, adjustments may be made to the preliminary purchase price allocation.

During the three months ended September 30, 2013, the Company paid the final purchase price payment ($12 million) for the Argus acquisition.

3. GOODWILL

The following table presents the allocation of goodwill by reportable segment:

	Wireless	Enterprise	Broadband	Total
	(in millions)
Goodwill, gross, as of January 1, 2013	$824.8	$636.5	$92.8	$1,554.1
Preliminary purchase price allocation	—	23.3	—	23.3
Foreign exchange	(2.7)	—	—	(2.7)

Goodwill, gross, as of September 30, 2013	822.1	659.8	92.8	1,574.7

Accumulated impairment charges as of January 1, 2013	(80.2)	—	—	(80.2)
Impairment charges recorded during the nine months ended September 30, 2013	—	—	(36.2)	(36.2)

Goodwill, net, as of September 30, 2013	$741.9	$659.8	$56.6	$1,458.3

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	September 30, 2013	December 31, 2012
Raw materials	$79,420	$69,520
Work in process	122,215	96,389
Finished goods	165,955	146,061

	$367,590	$311,970

Equity Method Investments

The Company utilizes the equity method of accounting for investments in entities where it does not have control but has the ability to exercise significant influence. The only significant equity method investment held by the Company is an investment in Hydrogenics Corporation (Hydrogenics), a publicly traded company (24.9% ownership investment at September 30, 2013 and 28.4% ownership investment at December 31, 2012).

Hydrogenics is a supplier of hydrogen generators and hydrogen-based power modules and fuel cells for various uses. Hydrogenics supplies the Company with fuel cells for use in back-up power solutions within the Wireless segment.

The carrying value of equity method investments was $3.2 million at September 30, 2013 and $4.5 million at December 31, 2012. Equity method investments are recorded in other noncurrent assets on the Condensed Consolidated Balance Sheet.

The Company’s share of earnings and losses of its equity method investments are recorded in other expense, net on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The Company’s share of losses in our equity method investments was $1.1 million and $1.3 million for the three and nine months ended September 30, 2013, respectively, compared to $0.9 million and $1.8 million for the three and nine months ended September 30, 2012, respectively. Also included in the nine months ended September 30, 2013 was the $0.8 million write-off of one such investment.

Other Accrued Liabilities

	September 30, 2013	December 31, 2012
Compensation and employee benefit liabilities	$106,215	$114,679
Deferred revenue	21,969	37,663
Product warranty accrual	24,111	26,005
Accrued interest	45,191	63,783
Restructuring reserve	8,025	20,481
Other	80,826	81,931

	$286,337	$344,542

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Gain (Loss)	Pension and Other Postretirement Benefit Activity	Total
Balance at June 30, 2013	$(40,837)	$4,866	$(35,971)

Other comprehensive loss before reclassifications	9,469	—	9,469
Amounts reclassified from accumulated other comprehensive loss	—	(1,373)	(1,373)

Net current period other comprehensive loss	9,469	(1,373)	8,096

Balance at September 30, 2013	$(31,368)	$3,493	$(27,875)

Balance at December 31, 2012	$(24,224)	$7,578	$(16,646)

Other comprehensive loss before reclassifications	(7,144)	—	(7,144)
Amounts reclassified from accumulated other comprehensive loss	—	(4,085)	(4,085)

Net current period other comprehensive loss	(7,144)	(4,085)	(11,229)

Balance at September 30, 2013	$(31,368)	$3,493	$(27,875)

Pension and other postretirement benefit amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic benefit income and are primarily recorded in cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Cash Flow Information

	Nine Months Ended
	September 30,
	2013	2012
Cash paid during the period for:
Income taxes, net of refunds	$65,675	$52,419
Interest	$155,903	$160,621
Noncash financing activities:
Acquisition of treasury stock resulting from stock option exercises	$281	$793

5. FINANCING

	September 30, 2013	December 31, 2012
8.25% senior notes due January 2019	$1,500,000	$1,500,000
Senior secured term loan due January 2018	975,000	982,500
Senior PIK toggle notes due June 2020	550,000	—
Senior secured revolving credit facility expires January 2017	—	—
Other	1,117	1,696

	$3,026,117	$2,484,196
Less: Original issue discount, net of amortization	(11,347)	(13,426)
Less: Current portion	(10,746)	(10,776)

	$3,004,024	$2,459,994

Senior PIK Toggle Notes

On May 28, 2013, CommScope Holding Company, Inc. (Holdco) issued $550.0 million of 6.625%/7.375% Senior Payment-in-Kind Toggle Notes due 2020 (the senior PIK toggle notes) in a private offering, for proceeds of $538.8 million, net of debt issuance costs. The senior PIK toggle notes are senior unsecured obligations that are not guaranteed by any of Holdco’s subsidiaries.

Holdco may redeem the notes in whole or part during periods after June 1, 2016 at redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest to the redemption date, as follows: (i) June 1, 2016 through May 31, 2017 at 103.313%; (ii) June 1, 2017 through May 31, 2018 at 101.656%; and (iii) June 1, 2018 to maturity at 100.000%.

The senior PIK toggle notes will pay interest semi-annually in arrears on each June 1 and December 1, commencing on December 1, 2013. The first interest payment on the senior PIK toggle notes is payable in cash. For each interest period thereafter, Holdco is required to pay interest on the senior PIK toggle notes entirely in cash, unless the Applicable Amount, as defined in the indenture governing the senior PIK toggle notes (the PIK Notes Indenture), is less than the applicable semi-annual requisite interest payment amount, in which case, Holdco may elect to pay a portion of the interest due on the senior PIK toggle notes for such interest period by increasing the principal amount of the senior PIK toggle notes or by issuing new notes for up to the entire amount of the interest payment (in each case, PIK interest) to the extent described in the PIK Notes Indenture. Cash interest on the senior PIK toggle notes will accrue at the rate of 6.625% per annum. PIK interest on the senior PIK toggle notes will accrue at the rate of 7.375% per annum until the next payment of cash interest.

For the purposes of the PIK Notes Indenture, “Applicable Amount” generally refers to the Company’s then current restricted payment capacity under the instruments governing the Company’s indebtedness, less $20 million, and plus Holdco’s cash and cash equivalents less $10 million. Based on the Applicable Amount, as of September 30, 2013, Holdco would be required to make its next interest payment on the senior PIK toggle notes entirely in cash.

The senior PIK toggle notes are structurally subordinated to indebtedness and other liabilities of subsidiaries of Holdco. Claims of creditors of such subsidiaries, including trade creditors, will have priority with respect to the assets and earnings of such subsidiaries over the holders of the senior PIK toggle notes. Holdco is a holding company with no material operations of its own and is, therefore, dependent upon the revenues and cash flows of its subsidiaries to service its debt obligations.

The net proceeds from the issuance of the senior PIK toggle notes and available cash were used to fund a $550.0 million special cash dividend and distribution to Holdco’s equity holders.

Senior Secured Credit Facilities

During the first quarter of 2013, the Company amended its senior secured term loan primarily to lower the interest rate. The amendment resulted in the repayment of $32.0 million to certain lenders who exited the senior secured term loan syndicate and the receipt of $32.0 million in proceeds from new lenders and existing lenders who increased their positions. The senior secured term loan was amended such that the interest rate is now equal to, at the Company’s option, either (1) the base rate (which is the highest of the then current Federal Funds rate plus 0.5%, the prime rate most recently announced by JPMorgan Chase Bank, N.A., the administrative agent under the term loan and revolving credit facility, and the one-month Eurodollar rate plus 1.0%) plus a margin of 1.75% or (2) the greater of (a) one-, two-, three- or six-month LIBOR (selected at the Company’s option) plus a margin of 2.75% or (b) 3.75%. The unused line fee calculated on the undrawn portion of the revolving credit facility was 0.375% as of September 30, 2013 based on usage of the facility.

As a result of the lenders who exited the senior secured term loan syndicate in conjunction with the amendment, $0.2 million of original issue discount and $0.3 million of deferred financing fees associated with the senior secured term loan were written off and included in interest expense. In connection with amending the senior secured term loan, the Company incurred pretax costs of $1.9 million, which are included in other expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and in long-term debt financing costs on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013.

During the three and nine months ended September 30, 2013, the Company made scheduled principal repayments of $2.5 million and $7.5 million, respectively, on its senior secured term loan. None of the senior secured term loan was reflected as a current portion of long-term debt as of September 30, 2013 related to the excess cash flow payment that may be required because the amount that may be payable in 2014, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2013 related to 2012.

During the nine months ended September 30, 2013, the Company borrowed and repaid $165.0 million under the revolving credit facility. As of September 30, 2013, the Company had remaining availability of approximately $328.7 million under the asset-based revolving credit facility, after giving effect to $56.7 million of outstanding letters of credit and the borrowing base limitations for additional secured borrowings.

Other Matters

The Company’s non-guarantor subsidiaries under the 8.25% senior notes due January 2019 held approximately $1,067 million, or 22.2%, of total assets and approximately $271 million, or 6.6%, of total liabilities as of September 30, 2013 and accounted for approximately $338 million, or 38.1%, and $992 million, or 37.7%, of net sales for the three and nine months ended September 30, 2013, respectively. As of December 31, 2012, the non-guarantor subsidiaries held approximately $952 million, or 20%, of total assets and approximately $270 million, or 7%, of total liabilities. For the three and nine months ended September 30, 2012, the non-guarantor subsidiaries accounted for approximately $354 million, or 39.6%, and $1,017 million, or 41.1%, respectively, of net sales. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the amortization of deferred financing costs and original issue discount, was 7.09% and 7.33% at September 30, 2013 and December 31, 2012, respectively.

See Note 6 in the audited consolidated financial statements included in the Company’s Form S-1 filed October 11, 2013 for additional information on the terms and conditions of the 8.25% senior notes and the senior secured credit facilities.

6. DERIVATIVES AND HEDGING ACTIVITIES

The Company uses forward contracts to hedge a portion of its exposure to balances denominated in currencies other than the functional currency of various subsidiaries in order to mitigate the impact of changes in exchange rates. At September 30, 2013, the Company had foreign exchange contracts with maturities ranging from one to six months with an aggregate notional value of $212 million (based on exchange rates as of September 30, 2013). Unrealized gains and losses resulting from these contracts are recognized in other expense, net and partially offset corresponding foreign exchange gains and losses on these balances. These instruments are not held for speculative or trading purposes. These contracts are not designated as hedges for hedge accounting and are marked to market each period through earnings. The following table presents the balance sheet location and fair value of the Company’s derivatives:

		Fair Value of Asset (Liability)
	Balance Sheet Location	September 30, 2013	December 31, 2012
Foreign currency contracts	Prepaid expenses and other current assets	$2,887	$1,314
Foreign currency contracts	Other accrued liabilities	(634)	(474)

Total derivatives not designated as hedging instruments		$2,253	$840

The pretax impact of the foreign currency forward contracts not designated as hedging instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Gain (Loss) Recognized
Three Months Ended September 30, 2013	Other expense, net	$3,227
Three Months Ended September 30, 2012	Other expense, net	$472
Nine Months Ended September 30, 2013	Other expense, net	$6,903
Nine Months Ended September 30, 2012	Other expense, net	$(1,447)

7. FAIR VALUE MEASUREMENTS

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, foreign currency contracts and contingent consideration payable. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of September 30, 2013 and December 31, 2012 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes. The fair value of the contingent consideration payable was based on a probability weighted discounted cash flow analysis.

The carrying amounts, estimated fair values and valuation input levels of the Company’s equity method investment, foreign currency contracts, senior notes, senior PIK toggle notes, senior secured term loans and contingent consideration payable as of September 30, 2013 and December 31, 2012, are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Equity method investment	$3,234	$27,730	$4,492	$14,805	Level 1
Foreign currency contracts	$2,887	$2,887	$1,314	$1,314	Level 2
Liabilities:
8.25% senior notes	$1,500,000	$1,629,300	$1,500,000	$1,642,500	Level 2
Senior secured term loan, at par	$975,000	$977,126	$982,500	$987,413	Level 2
Senior PIK toggle notes	$550,000	$547,250	$—	$—	Level 2
Foreign currency contracts	$634	$634	$474	$474	Level 2
Contingent consideration	$12,937	$12,937	$—	$—	Level 3

Contingent consideration represents the estimated fair value of the expected payment due related to the acquisition of Redwood. The contingent consideration is payable in 2015 and could range from zero to $37.25 million. The amount to be paid is based on the achievement of sales targets of Redwood products with a maximum payout reached with $55.0 million of sales by July 31, 2015. The estimated fair value of the contingent consideration was $12.4 million as of July 3, 2013, the Redwood acquisition date. Expense of $0.6 million related to the change in estimated fair value was recorded in selling, general and administrative expense in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013.

During the three and nine months ended September 30, 2013, the Company recorded pretax goodwill impairment charges of $7.3 million and $36.2 million, respectively, related to the Broadband segment as a result of reduced expectations of future cash flows, primarily from lower projected operating results. The valuations supporting the goodwill impairment charges are based on Level 3 valuation inputs. During the nine months ended September 30, 2013, the Company obtained new market data regarding a facility which is being marketed for sale. Based on this data, the Company recorded a pretax impairment charge of $3.6 million which was recognized within the Wireless segment. Also during the nine months ended September 30, 2013, the Company concluded that certain production equipment would no longer be utilized and consequently recorded pretax impairment charges of $2.0 million within the Wireless segment. The valuations supporting the facility and equipment impairment charges are based on Level 3 valuation inputs.

These fair value estimates are based on pertinent information available to management as of September 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and current estimates of fair value may differ significantly from the amounts presented.

8. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s three reportable segments, which align with the manner in which the business is managed, are Wireless, Enterprise and Broadband.

The Wireless segment’s infrastructure solutions enable wireless carriers to deploy macro cell sites and small cell solutions to meet coverage and capacity requirements driven by increasing demand for mobile bandwidth. The macro cell site solutions can be found at wireless tower sites and include base station and microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors, power amplifiers and environmentally-secure cabinets for equipment, including fuel cell backup power. The small cell solutions are primarily composed of distributed antenna systems that extend and enhance cellular coverage and capacity in challenging network conditions such as stadiums, transportation systems and commercial buildings.

The Enterprise segment provides connectivity and network intelligence for data centers and commercial buildings. These solutions include optical fiber and twisted pair structured cabling applications, intelligent infrastructure software, network rack and cabinet enclosures, intelligent building sensors, advanced LED lighting control systems and network design services.

The Broadband segment consists of cable and communications equipment that support the multi-channel video, voice and high-speed data services provided by cable operators. The segment’s products include coaxial and fiber-optic cables, fiber-to-the-home equipment, amplifiers, splitters and taps, conduit, headend solutions for the network core and bimetal cable components.

The following table provides summary financial information by reportable segment:

	September 30, 2013	December 31, 2012
	(in millions)
Identifiable segment-related assets:
Wireless	$2,463.3	$2,460.2
Enterprise	1,504.6	1,490.8
Broadband	406.4	455.8

Total identifiable segment-related assets	4,374.3	4,406.8
Reconciliation to total assets:
Cash and cash equivalents	312.0	264.4
Deferred income tax assets	49.7	61.1
Deferred financing fees	62.8	61.0

Total assets	$4,798.8	$4,793.3

The following table provides net sales, operating income (loss), depreciation, and amortization by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions)
Net sales:
Wireless	$552.6	$535.5	$1,640.6	$1,401.1
Enterprise	212.2	212.0	622.7	637.8
Broadband	124.6	148.0	375.5	439.2
Inter-segment eliminations	(1.4)	(1.5)	(5.2)	(4.4)

Consolidated net sales	$888.0	$894.0	$2,633.6	$2,473.7

Operating income (loss):
Wireless (1)	$90.3	$36.7	$246.0	$65.4
Enterprise	21.7	34.6	63.7	93.5
Broadband (2)	(12.2)	1.7	(40.1)	10.2

Consolidated operating income	$99.8	$73.0	$269.6	$169.1

Depreciation:
Wireless	$8.3	$11.1	$24.7	$33.8
Enterprise	3.2	3.3	9.1	9.6
Broadband	2.5	2.8	7.6	8.8

Consolidated depreciation	$14.0	$17.2	$41.4	$52.2

Amortization (3):
Wireless	$22.0	$22.9	$66.1	$68.7
Enterprise	17.4	16.6	51.0	49.9
Broadband	4.6	4.6	13.8	13.8

Consolidated amortization	$44.0	$44.1	$130.9	$132.4

(1)	Operating income includes restructuring charges of $1.4 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively. Operating income includes restructuring charges for the nine months ended September 30, 2013 and 2012 of $9.9 million and $16.7 million, respectively. Operating income for the nine months ended September 30, 2013 and 2012 includes asset impairment charges of $5.6 million and $38.3 million, respectively.
(2)	Operating income includes goodwill impairment charges of $7.3 million and $36.2 for the three and nine months ended September 30, 2013, respectively. Operating income includes restructuring charges of $3.5 and $6.0 million for the three and nine months ended September 30, 2013, respectively. The three and nine months ended September 30, 2012 included warranty charges of $5.7 million and $8.8 million, respectively, related to products sold in 2006 and 2007.
(3)	Excludes amortization of deferred financing fees and original issue discount.

Sales to customers located outside of the United States comprised 44.2% and 44.0% of total net sales for the three and nine months ended September 30, 2013, respectively, compared to 47.1% and 47.0%, respectively, for the three and nine months ended September 30, 2012. Sales by geographic region, based on the destination of product shipments, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
United States	$495.4	$472.9	$1,473.5	$1,310.2
Europe, Middle East and Africa (EMEA)	182.6	179.6	512.6	506.4
Asia Pacific (APAC)	125.1	148.4	389.8	413.8
Central and Latin America (CALA)	65.8	76.5	201.0	183.6
Canada	19.1	16.6	56.7	59.7

Consolidated net sales	$888.0	$894.0	$2,633.6	$2,473.7

9. RESTRUCTURING COSTS

Beginning in the third quarter of 2011 and continuing into 2013, the Company has initiated restructuring actions to realign and lower its cost structure primarily through workforce reductions and other cost reduction initiatives at various U.S. and international facilities. The Company’s net pretax restructuring charges, by segment, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Wireless	$1,353	$1,613	$9,935	$16,653
Enterprise	87	—	542	26
Broadband	3,460	11	5,956	326

Total	$4,900	$1,624	$16,433	$17,005

The activity within the liability established for these restructuring actions, which is included in other accrued liabilities, was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Asset Impairment Costs	Total
Balance as of June 30, 2013	$13,409	$2,244	$—	$—	$15,653
Additional charge recorded	1,136	(12)	2,422	1,354	4,900
Cash paid	(8,323)	(547)	(2,422)	—	(11,292)
Foreign exchange and other non-cash items	96	22	—	(1,354)	(1,236)

Balance as of September 30, 2013	$6,318	$1,707	$—	$—	$8,025

Balance as of December 31, 2012	$19,228	$1,253	$—	$—	$20,481
Additional charge recorded	8,855	1,790	2,923	2,865	16,433
Cash paid	(21,623)	(1,314)	(2,923)	—	(25,860)
Foreign exchange and other non-cash items	(142)	(22)	—	(2,865)	(3,029)

Balance as of September 30, 2013	$6,318	$1,707	$—	$—	$8,025

Employee-related costs include the expected severance costs and related benefits as well as any one-time severance benefits that are accrued over the remaining period employees are required to work in order to receive such benefits.

Lease termination costs relate to the cost of vacating leased facilities, net of anticipated sub-rental income.

Fixed asset related costs include costs to uninstall, pack, ship and reinstall manufacturing equipment and the costs to prepare the receiving facility to accommodate relocated equipment as well as demolition costs for the Orland Park, Illinois former manufacturing facility. These costs are expensed as incurred.

As a result of restructuring and consolidation actions, the Company owns unutilized real estate at various facilities in the U.S. and internationally. The Company is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets.

Since the inception of the initiatives begun in 2011, the Company has recognized restructuring charges of $58.1 million. The additional pretax costs related to completing restructuring actions initiated to date are not expected to be significant. Cash payments of approximately $2.0 million to $3.0 million are expected during the remainder of 2013 with an additional $5.0 million to $6.0 million expected to be paid by the end of 2015. Additional restructuring actions may be taken and the resulting charges and cash requirements could be material.

10. EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
	2013	2012	2013	2012
Service cost	$112	$102	$62	$75
Interest cost	2,868	3,181	228	550
Recognized actuarial loss (gain)	102	104	70	(15)
Amortization of prior service credits	—	—	(2,404)	(1,694)
Expected return on plan assets	(3,579)	(3,173)	(16)	(41)

Net periodic benefit cost (income)	$(497)	$214	$(2,060)	$(1,125)

	Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$334	$305	$186	$226
Interest cost	8,643	9,537	684	1,650
Recognized actuarial loss (gain)	352	389	209	(46)
Amortization of prior service credits	—	—	(7,213)	(5,080)
Expected return on plan assets	(10,758)	(9,515)	(47)	(124)

Net periodic benefit cost (income)	$(1,429)	$716	$(6,181)	$(3,374)

The Company contributed $13.2 million and $21.7 million to its pension plans during the three and nine months ended September 30, 2013, respectively. During the remainder of 2013, the Company anticipates making additional contributions of approximately $0.3 million to these plans. The Company contributed $1.0 million and $3.0 million to its other postretirement benefit plans during the three and nine months ended September 30, 2013, respectively, and anticipates making additional contributions of approximately $1.0 million to these plans during the remainder of 2013.

11. STOCKHOLDERS’ EQUITY

Dividend

On May 28, 2013, the Company’s Board of Directors declared a dividend of $2.21 per share of its common stock. The dividend paid on May 28, 2013 was $342.8 million. On June 28, 2013, the Company’s Board of Directors declared a dividend of $1.26 per share of its common stock, (collectively with the May 28, 2013 dividend, the 2013 dividends). The dividend paid on June 28, 2013 was $195.9 million.

In accordance with the antidilution provisions of the Company’s stock incentive plans, the exercise prices of options that were granted following the Carlyle acquisition were adjusted to reflect the 2013 dividends. Cash payments of $7.2 million and $4.1 million were made to stock option holders of options granted prior to the Carlyle acquisition in lieu of a reduction in exercise prices, on the May and June dividend, respectively. The cash payments and repricings had no effect on the vesting schedules or expiration dates of the stock options and resulted in no additional compensation expense.

Equity-Based Compensation Plans

As of September 30, 2013, $21.9 million of total unrecognized compensation costs related to non-vested stock options and share unit awards are expected to be recognized over a remaining weighted average period of 2.0 years. The share unit awards are payable in cash and are accounted for as liability awards. Following the initial public offering, the share unit awards may, at the Company’s discretion, be settled in stock. There were no significant capitalized equity-based compensation costs at September 30, 2013. The Company intends to settle the share unit awards that vest in January 2014 in cash.

Stock Options

During the nine months ended September 30, 2013, the Board of Directors modified the 2012 performance targets for certain stock options. As a result of this change, the Company determined a new fair value as of the modification date and recognized expense of $2.4 million. The following table summarizes the stock option activity (in thousands, except per share amounts):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding as of June 30, 2013	11,319	$6.13
Forfeited	(282)	$5.78	$3.89

Outstanding as of September 30, 2013 (1)	11,037	$6.14

Exercisable at September 30, 2013	6,132	$6.13
Expected to vest	4,838

Outstanding as of December 31, 2012	10,206	$8.33
Granted	713	$12.38	$4.69
Adjustment related to 2012 performance	463	$9.19	$5.10
Exercised	(31)	$9.14
Forfeited	(314)	$6.21	$3.82

Outstanding as of September 30, 2013 (1)	11,037	$6.14

(1)	The weighted-average exercise prices at June 30, 2013 and September 30, 2013 reflect the adjustment of $2.48 per share resulting from the 2013 dividends that was made with respect to options granted after the Carlyle acquisition, as described above.

The exercise prices of outstanding options at September 30, 2013 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$2.96 to $5.35	1,476	3.8	$4.04	1,476	$4.04
$5.36 to $5.67	1,524	8.4	$5.57	789	$5.57
$5.68 to $8.54	5,564	7.3	$5.73	2,095	$5.73
$8.55 to $8.90	2,473	6.8	$8.68	1,772	$8.59

$2.96 to $8.90	11,037	6.9	$6.14	6,132	$6.13

The Company uses the Black-Scholes model to estimate the fair value of stock option awards. Key input assumptions used in the model include the grant date fair value of common stock, exercise price of the award, the expected option term, stock price volatility, estimated marketability discount, the risk-free interest rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of its stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted or modified.

	Nine Months Ended September 30,
	2013	2012
Expected option term (in years)	3.0	3.9
Risk-free interest rate	0.4%	0.6%
Expected volatility	75.0%	75.0%
Estimated marketability discount	15.0%	30.0%
Expected dividend yield	—%	—%
Weighted average exercise price	$12.38	$10.33
Weighted average fair value at grant date	$4.69	$3.19

Other

Share unit award expense of $4.0 million and $2.5 million for the nine months ended September 30, 2013 and 2012, respectively, is included in equity-based compensation as an adjustment to reconcile net income (loss) to net cash generated by operating activities on the Condensed Consolidated Statements of Cash Flows.

12. SUBSEQUENT EVENTS

On October 4, 2013, the Company’s Board of Directors approved a 3-for-1 stock split of the Company’s outstanding common stock and an increase in authorized capital stock to 1,300,000,000 shares of common stock and 200,000,000 shares of preferred stock, which were effective as of October 4, 2013. The number of shares of common stock into which each outstanding option to purchase common stock is exercisable was proportionally increased and the exercise price of each outstanding option to purchase common stock was proportionally decreased. All of the share numbers, share prices, and exercise prices and other per share information throughout these financial statements have been adjusted on a retroactive basis, to reflect this 3-for-1 split, including revising common stock and additional paid-in capital to reflect the additional outstanding shares ($0.01 par value per share) resulting from the split.

In October 2013, the Company completed an initial public offering (IPO) of its common stock. The Company issued 30.8 million shares of common stock and the funds affiliated with Carlyle (Carlyle funds) sold 7.7 million shares, reducing the Carlyle funds’ ownership to approximately 77.9%. The underwriters have an option to purchase an additional 5.8 million shares from the Carlyle funds within 30 days of the IPO. If fully exercised, this would reduce the Carlyle funds’ ownership to approximately 74.8%. The Company raised $433 million, net of transaction costs, from the IPO.

Subsequent to the IPO, the Company issued redemption notices for $400.0 million of its 8.25% senior notes. The Company expects to pay a redemption price of 108.25% plus accrued and unpaid interest to the redemption date (November 25, 2013).

In October 2013, the Company paid Carlyle a fee of approximately $20.2 million to terminate the management agreement.

Also in October 2013, the Company filed a registration statement on Form S-8 to register 31.6 million shares of its common stock for issuance under our equity incentive plans.

Following the IPO, Moody’s Investors Service upgraded CommScope Holding Company, Inc.’s corporate family rating to B1 from B2 with a stable outlook and Standard & Poor’s Ratings Services raised its corporate credit ratings on CommScope Holding Company Inc. and CommScope Inc. to BB- from B+, with a stable outlook.

On November 6, 2013, the Company announced that in order to improve manufacturing facility utilization, it would be closing the Joliet, Illinois manufacturing operation and shifting the production to existing facilities in North Carolina and to third party suppliers. This action is expected to be substantially completed by the second quarter of 2014 and will impact approximately 200 employees in Joliet and result in non-cash asset impairment charges of up to $10 million and restructuring charges that will require cash of approximately $15 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our audited consolidated financial statements.

Overview

We are a global provider of essential infrastructure solutions for wireless, business enterprise and residential broadband networks. Our solutions and services for wired and wireless networks enable high-bandwidth data, video and voice applications. Our global position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions and global manufacturing and distribution scale.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our audited consolidated financial statements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

	Three Months Ended September 30,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$888.0	100.0%	$894.0	100.0%	$(6.0)	(0.7)%
Gross profit	310.2	34.9	302.8	33.9	7.4	2.4
SG&A expense	122.4	13.8	114.8	12.8	7.6	6.6
R&D expense	31.8	3.6	31.0	3.5	0.8	2.6
Amortization of purchased intangible assets	44.0	5.0	44.1	4.9	(0.1)	(0.2)
Restructuring costs	4.9	0.6	1.6	0.2	3.3	206.3
Asset impairments	7.3	0.8	38.3	4.3	(31.0)	(80.9)
Net interest expense	53.3	6.0	45.2	5.1	8.1	17.9
Other expense, net	3.4	0.4	1.8	0.2	1.6	88.9
Income tax expense	31.8	3.6	20.7	2.3	11.1	53.6
Net income	$11.3	1.3%	$5.3	0.6%	$6.0	113.2%
Diluted earnings per share	$0.07		$0.03

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,633.6	100.0%	$2,473.7	100.0%	$159.9	6.5%
Gross profit	909.1	34.5	783.3	31.7	125.8	16.1
SG&A expense	354.8	13.5	337.7	13.7	17.1	5.1
R&D expense	95.6	3.6	88.8	3.6	6.8	7.7
Amortization of purchased intangible assets	130.9	5.0	132.4	5.4	(1.5)	(1.1)
Restructuring costs	16.4	0.6	17.0	0.7	(0.6)	(3.5)
Asset impairments	41.8	1.6	38.3	1.5	3.5	9.1
Net interest expense	145.6	5.5	140.5	5.7	5.1	3.6
Other expense, net	8.7	0.3	8.3	0.3	0.4	4.8
Income tax expense	87.0	3.3	26.4	1.1	60.6	229.5%
Net income (loss)	$28.3	1.1%	$(6.1)	(0.2)%	$34.4	NM
Diluted earnings (loss) per share	$0.18		$(0.04)

NM — Not meaningful

Net sales

For the three months ended September 30, 2013, the decrease in net sales was attributable to lower net sales in our Broadband segment partially offset by higher sales in our Wireless segment. The increase in net sales for the nine months ended September 30, 2013 as compared to the corresponding prior year period was attributable to higher Wireless segment net sales that were partially offset by lower net sales in our Broadband and Enterprise segments. Net sales on a year-over-year basis were higher in the U.S. in both the three and nine months ended September 30, 2013, but lower in the Asia Pacific (APAC) region for both the three and nine months ended September 30, 2013, than the comparable prior year periods. Although net sales in the Central and Latin America (CALA) region were lower in the three months ended September 30, 2013, CALA net sales were higher in the nine months ended September 30, 2013 as compared to the same period in 2012. Foreign exchange rate changes had a negative impact on net sales of $5.0 million and $9.9 million for the three and nine months ended September 30, 2013, respectively, as compared to the same 2012 periods. For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales)

The improvement in gross profit and gross profit margin for the three months ended September 30, 2013 was primarily due to charges of $5.7 million recorded in the three months ended September 30, 2012 related to a Broadband product warranty matter. For the nine months ended September 30, 2013, gross profit and gross profit margin increased primarily due to higher sales volumes, a favorable change in the mix of products sold and benefits from cost savings initiatives.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense increased for the three and nine months ended September 30, 2013 as compared to the corresponding 2012 periods due to incremental costs from acquisitions (iTRACS and Redwood), increases in equity-based compensation expense, increases in compensation expense as a result of expanded sales efforts in emerging markets, particularly within the Enterprise segment, and higher sales commissions. SG&A expense for the nine months ended September 30, 2013 was also higher than the corresponding prior year period due to an increase in cash incentive compensation partially offset by a decrease in bad debt expense.

Research and development

Research and development (R&D) expense was higher for the three and nine months ended September 30, 2013 as compared to the comparable prior year periods. Increases in R&D expense in the three months ended September 30, 2013 from iTRACS and Redwood were partially offset by reductions in R&D expense in the Wireless segment as a result of restructuring actions that were initiated in 2012. The increase in R&D expense for the nine months ended September 30, 2013 over the prior year period was due to the iTRACS and Redwood acquisitions and increased equity-

based compensation, partially offset by the reductions in the Wireless segment that resulted from the restructuring actions. R&D expense as a percentage of net sales for the three and nine months ended September 30, 2013 was comparable to the prior year periods. R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets

The amortization of purchased intangible assets was $0.1 million and $1.5 million lower in the three and nine months ended September 30, 2013, respectively, as compared to the prior year periods due to impairment charges that were recognized on certain intangible assets in the three months ended September 30, 2012, partially offset by the additional amortization resulting from the acquisitions of iTRACS and Redwood. The amortization is primarily related to intangible assets established as a result of applying acquisition accounting following the Carlyle acquisition of CommScope, Inc.

Restructuring costs

We recognized net restructuring costs of $4.9 million and $16.4 million during the three and nine months ended September 30, 2013, respectively, compared with $1.6 million and $17.0 million during the three and nine months ended September 30, 2012, respectively. The restructuring costs recognized in 2013 and 2012 were primarily related to announced workforce reductions and other cost reduction initiatives at various U.S. and international facilities.

Additional pretax costs related to completing actions announced to date are not expected to be significant. Additional restructuring actions may be identified and resulting charges and cash requirements could be material.

Asset impairments

We recognized impairment charges of $7.3 million and $41.8 million in the three and nine months ended September 30, 2013, respectively. The impairment charges were primarily related to the impairment of goodwill in the Broadband segment. We recognized impairment charges of $38.3 million in the three and nine months ended September 30, 2012 related to long-lived assets in the Wireless segment.

Net interest expense

We incurred net interest expense of $53.3 million and $145.6 million during the three and nine months ended September 30, 2013, respectively, compared to $45.2 million and $140.5 million for the three and nine months ended September 30, 2012, respectively. As a result of amending the senior secured term loan during the first quarter of 2013, primarily to lower the interest rate, interest expense included a write-off of deferred financing costs and original issue discount of $0.5 million. The amendments to the senior secured term loan and asset-based revolving credit facility during the first quarter of 2012 resulted in a write-off of deferred financing costs and original issue discount of $3.1 million which was included in interest expense. We incurred $9.5 million and $13.0 million of interest expense during the three and nine months ended September 30, 2013, respectively, on the senior PIK toggle notes issued in May 2013. Excluding the charges related to the refinancings and the interest expense from the senior PIK toggle notes, net interest expense decreased in the three and nine months ended September 30, 2013 compared to the prior year periods primarily due to interest savings resulting from the amendments to the senior secured term loan.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of deferred financing costs and original issue discount, was 7.09% as of September 30, 2013, 7.33% as of December 31, 2012 and 7.34% as of September 30, 2012.

Other expense, net

Foreign exchange losses of $2.7 million and $5.6 million were included in other expense, net for the three and nine months ended September 30, 2013, respectively, compared to $0.4 million and $4.3 million for the three and nine months ended September 30, 2012, respectively. We incurred costs of $1.9 million during the nine months ended September 30, 2013 related to amending our senior secured term loan, compared to costs of $3.1 million in the nine months ended September 30, 2012, related to the amendments of our senior secured term loan and revolving credit facility. Additionally, other expense, net for the three and nine months ended September 30, 2013 included our share of losses in our equity investments of $1.1 million and $1.3 million, respectively, compared to $1.2 million and $2.3 million for the three and nine months ended September 30, 2012, respectively. Also included in other expense, net for the nine months ended September 30, 2013 was the write-off of one such equity investment of $0.8 million.

Income taxes

For the three and nine months ended September 30, 2013, income tax expense reflected net increases in valuation allowances of $4.0 million and $25.2 million, respectively, related to (1) foreign tax credit carryforwards that we have determined are not likely to be realized, primarily due to an increase in future interest expense expected as a result of current year borrowings and (2) net operating loss carryforwards in certain foreign jurisdictions as a result of changes in profitability. In addition to the impact of the valuation allowances, the effective income tax rate for the three and nine months ended September 30, 2013 was also affected by goodwill impairment charges for which no tax benefit was recognized, losses in certain foreign jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable, tax costs associated with repatriation of foreign earnings and adjustments related to prior years’ tax returns in various jurisdictions.

Income tax expense for the three and nine months ended September 30, 2012 reflected net increases in valuation allowances in foreign jurisdictions, adjustments related to filing the 2011 U.S. federal income tax return and additional expense related to uncertain tax positions. In addition to these items, the effective income tax rate for the prior year periods was also impacted by losses in certain foreign jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable and tax costs associated with repatriation of foreign earnings.

Excluding the items listed above, the effective income tax rate for the three and nine months ended September 30, 2013 and 2012 was higher than the statutory rate of 35% primarily due to the provision for state income taxes and certain tax costs associated with repatriation of foreign earnings. We expect to continue to provide for U.S. taxes on substantially all of our current year foreign earnings in anticipation that such earnings will be repatriated to the U.S.

Segment Results

	Three Months Ended September 30,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
Wireless	$552.6	62.2%	$535.5	59.9%	$17.1	3.2%
Enterprise	212.2	23.9	212.0	23.7	0.2	0.1
Broadband	124.6	14.0	148.0	16.6	(23.4)	(15.8)
Inter-segment eliminations	(1.4)	(0.1)	(1.5)	(0.2)	0.1

Consolidated net sales	$888.0	100.0%	$894.0	100.0%	$(6.0)	(0.7)%

Total domestic sales	$495.4	55.8%	$472.9	52.9%	$22.5	4.8%
Total international sales	392.6	44.2	421.1	47.1	(28.5)	(6.8)

Total worldwide sales	$888.0	100.0%	$894.0	100.0%	$(6.0)	(0.7)%

Operating income (loss) by segment:
Wireless	$90.3	16.3%	$36.7	6.9%	$53.6	146.0%
Enterprise	21.7	10.2	34.6	16.3	(12.9)	(37.3)
Broadband	(12.2)	(9.8)	1.7	1.1	(13.9)	NM

Consolidated operating income	$99.8	11.2%	$73.0	8.2%	$26.8	36.7%

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
Wireless	$1,640.6	62.3%	$1,401.1	56.6%	$239.5	17.1%
Enterprise	622.7	23.6	637.8	25.8	(15.1)	(2.4)
Broadband	375.5	14.3	439.2	17.7	(63.7)	(14.5)
Inter-segment eliminations	(5.2)	(0.2)	(4.4)	(0.1)	(0.8)

Consolidated net sales	$2,633.6	100.0%	$2,473.7	100.0%	$159.9	6.5%

Total domestic sales	$1,473.5	56.0%	$1,310.2	53.0%	$163.3	12.5%
Total international sales	1,160.1	44.0	1,163.5	47.0	(3.4)	(0.3)

Total worldwide sales	$2,633.6	100.0%	$2,473.7	100.0%	$159.9	6.5%

Operating income (loss) by segment:
Wireless	$246.0	15.0%	$65.4	4.7%	$180.6	276.1%
Enterprise	63.7	10.2	93.5	14.7	(29.8)	(31.9)
Broadband	(40.1)	(10.7)	10.2	2.3	(50.3)	NM

Consolidated operating income	$269.6	10.2%	$169.1	6.8%	$100.5	59.4%

NM — Not meaningful

Wireless Segment

We provide merchant RF wireless network connectivity solutions and small cell distributed antenna systems (DAS) solutions. Our solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy both macro cell sites and small cell DAS solutions to meet 2G, 3G and 4G cellular coverage and capacity requirements. Our macro cell site solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors, amplifiers, filters and backup power solutions, including fuel cells. Our small cell DAS solutions are primarily composed of distributed antenna systems that allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems.

The Wireless segment experienced an increase in net sales for the three and nine months ended September 30, 2013 as compared to the comparable periods in the prior year primarily as a result of higher capital spending by U.S. wireless operators, including 4G deployments, and sales to a major Middle Eastern wireless operator. These higher sales were partially offset by lower sales in the APAC region in both the three and nine month periods ended September 30, 2013. Foreign exchange rate changes had a negligible negative impact on Wireless segment net sales for the three and nine months ended September 30, 2013 as compared to the same periods in 2012.

We expect demand for our Wireless products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services (including 4G deployments) in developed markets. Uncertainty in the global economy or a particular region may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales.

Wireless segment operating income increased to $90.3 million and $246.0 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in the prior year. Wireless segment operating income for the three and nine months ended September 30, 2013 increased as compared to the prior year periods primarily due to the higher level of net sales, with additional benefit from favorable mix of products sold and the benefit of cost reduction initiatives, partially offset by the impact of foreign exchange rate changes. The increase in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was partially due to $38.3 million of asset impairment charges that had been recorded in the three months ended September 30, 2012. Restructuring charges were $0.2 million and $6.8 million lower in the three and nine months ended September 30, 2013 as compared the 2012 periods. Operating income during the first nine months of 2012 included a charge of $2.0 million related to prior years’ customs and duties obligations.

Enterprise Segment

We provide enterprise connectivity solutions for data centers and commercial buildings. Our offerings include voice, video, data and converged solutions that support mission-critical, high-bandwidth applications including storage area networks, streaming media, data backhaul, cloud applications and grid computing. These comprehensive solutions, sold primarily under the SYSTIMAX and Uniprise brands, include optical fiber and twisted pair structured cabling solutions, intelligent infrastructure software, network rack and cabinet enclosures, intelligent building sensors, advance LED lighting control systems and network design services.

Enterprise segment net sales were essentially unchanged in the three months ended September 30, 2013 as lower sales in the APAC region were offset by higher sales in all other major geographic regions. The Enterprise segment experienced a decrease in net sales for the nine months ended September 30, 2013 compared to the same period in the prior year primarily due to lower net sales in the EMEA region, reflecting the continued economic slowdown in Europe, and the APAC region. Foreign exchange rate changes had a negligible negative impact on Enterprise segment net sales for the three and nine months ended September 30, 2013 as compared to the comparable 2012 periods. Net sales for the three and nine months ended September 30, 2013 that resulted from the 2013 acquisitions of iTRACS and Redwood were immaterial.

We expect long-term demand for Enterprise products to be driven by global information technology and data center spending as the ongoing need for bandwidth and intelligence in the network continues to create demand for high-performance structured connectivity solutions in the enterprise market. Uncertain global economic conditions, an ongoing slowdown in commercial construction activity, uncertain levels of information technology spending and reductions in the levels of distributor inventories may negatively affect demand for our products.

The decrease in Enterprise segment operating income for the three months ended September 30, 2013 as compared to the prior year period was primarily attributable to the impact of iTRACS and Redwood, as investments are made to develop product offerings and integrate the acquired businesses. For the three and nine months ended September 30, 2013, iTRACS and Redwood decreased operating income by $6.3 million and $9.0 million, respectively. In addition to the impact of iTRACS and Redwood, lower net sales and unfavorable product mix negatively affected Enterprise operating income in the nine months ended September 30, 2013.

Broadband Segment

We provide cable and communications products that support the multi-channel video, voice and high-speed data services provided by multi-system operators (MSOs). We are a global manufacturer of coaxial cable for hybrid fiber coaxial networks globally and a supplier of fiber optic cable for North American MSOs.

Broadband segment net sales decreased for the three and nine months ended September 30, 2013 as compared to the comparable prior year periods in all major geographic regions as a result of the completion of large scale international projects and the impact of decreased U.S. federal stimulus spending. Foreign exchange rate changes had a negligible negative impact on Broadband segment net sales for the three and nine months ended September 30, 2013 as compared to the prior year periods.

We expect demand for Broadband products to continue to be influenced by ongoing maintenance requirements of cable networks, cable providers’ competition with telecommunication service providers and activity in the residential construction market. Spending by our Broadband customers on maintaining and upgrading networks is expected to continue to be influenced by uncertain regional and global economic conditions.

Broadband segment operating income decreased $13.9 million and $50.3 million during the three and nine months ended September 30, 2013, respectively, as compared to the prior year periods primarily due to goodwill impairment charges of $7.3 million and $36.2 million in the three and nine months ended September 30, 2013, respectively. Broadband segment operating results were also negatively impacted by higher restructuring charges ($3.4 million increase and $5.6 million increase in the three and nine months ended September 30, 2013, respectively), lower net sales and unfavorable mix in the 2013 periods and continued investment in new technologies.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	September 30, 2013	December 31, 2012	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$312.0	$264.4	$47.6	18.0%
Working capital, excluding cash and cash equivalents and current portion of long-term debt	$588.2	$484.0	$104.2	21.5%
Availability under revolving credit facility	$328.7	$330.8	$(2.1)	(0.6)%
Long-term debt, including current portion	$3,014.8	$2,470.8	$544.0	22.0%
Total capitalization (1)	$3,672.8	$3,653.1	$19.7	0.5%
Long-term debt as a percentage of total capitalization	82.1%	67.6%

(1)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of debt and/or equity. The primary uses of liquidity include funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), debt service requirements, capital expenditures, acquisitions, payment of certain restructuring costs, and pension and other postretirement obligations.

The increase in cash and cash equivalents during the first nine months of 2013 as compared with the comparable period in the prior year was primarily driven by $151.3 million of cash from operations that was partially offset by the $55.8 million paid to acquire iTRACS and Redwood, the final payment due for the acquisition of Argus and the payment of $13.1 million in debt issuance costs related to the refinancing and the Senior PIK toggle notes. The increase in working capital, excluding cash and cash equivalents and current portion of long-term debt is primarily due to the increase in the levels of inventory and accounts receivable resulting from higher net sales as compared with the comparable period in prior year. The increase in long-term debt was primarily the result of our issuance of $550.0 million of senior PIK toggle notes. The net change in total capitalization during the first nine months of 2013 reflects the increase in long-term debt offset by $550.0 million of stockholder dividends and distributions to option holders.

Cash Flow Overview

	Nine Months Ended September 30,		Dollar Change
	2013	2012
	(dollars in millions)
Net cash generated by operating activities	$151.3	$53.9	$97.4
Net cash used in investing activities	$(79.4)	$(27.4)	$(52.0)
Net cash used in financing activities	$(21.4)	$(95.4)	$74.0

Operating Activities

Cash flow generated by operations during the nine months ended September 30, 2013 increased as compared to the prior year period primarily due to increased operating earnings (excluding non-cash impairment charges), partially offset by an increase in working capital.

Investing Activities

During the nine months ended September 30, 2013, we paid $55.8 million in connection with the acquisitions of iTRACS and Redwood and the final payment due for the acquisition of Argus.

Investment in property, plant and equipment during the nine months ended September 30, 2013 was $27.7 million. We currently expect total capital expenditures of approximately $40.0 million in 2013 compared to $28.0 million in 2012. Capital expenditures for 2013 are anticipated to primarily relate to supporting improvements to manufacturing operations as well as investments in information technology.

Financing Activities

During the nine months ended September 30, 2013, we issued $550.0 million of senior PIK toggle notes and amended our senior secured term loan, primarily to lower the interest rate. The amendment resulted in the repayment of $32.0 million to certain lenders who exited the senior secured term loan and the receipt of $32.0 million in proceeds from new lenders and existing lenders who increased their positions. Also during the nine months ended September 30, 2013, we paid cash dividends of $538.7 million to common shareholders and distributions to certain option holders of $11.3 million in lieu of repricing their stock options due to the dividend. We borrowed and repaid $165.0 million under the revolving credit facility and repaid $7.5 million of our senior secured term loan during the nine months ended September 30, 2013. As of September 30, 2013, we had no outstanding borrowings and the remaining availability under our $400.0 million revolving credit facility was approximately $328.7 million, reflecting a borrowing base of $385.4 million reduced by $56.7 million of letters of credit issued under the revolving credit facility.

Future Cash Needs

We expect that our primary future cash needs will be debt service, funding working capital requirements, capital expenditures, paying certain restructuring costs and funding pension and other postretirement benefit obligations. We paid $25.9 million of restructuring costs during the nine months ended September 30, 2013 and expect to pay $2.0 million to $3.0 million during the remainder of 2013 with an additional $5.0 million to $6.0 million by the end of 2015 related to restructuring actions that had been initiated prior to September 30, 2013. Any future restructuring actions would likely require additional cash expenditures that may be material. We made contributions of $24.7 million to pension and other postretirement benefit plans during the nine months ended September 30, 2013 and expect to make additional contributions of $1.3 million during the balance of 2013. These contributions include those required to comply with an agreement with the Pension Benefit Guaranty Corporation. As of September 30, 2013, we have an unfunded obligation related to pension and other postretirement benefits that we expect will be funded from existing cash balances and cash flow from future operations. In addition to the $9.8 million we paid in July 2013 in conjunction with the acquisition of Redwood, we may be required to pay up to an additional $49.0 million of additional consideration and retention payments in 2015 if certain net sales targets are met (See Note 2 to the Unaudited Condensed Consolidated Financial Statements).

In October 2013, the Company completed an initial public offering (IPO) of its common stock. The Company issued 30.8 million shares of common stock and raised $433 million, net of transaction costs from the IPO. The Company intends to use the proceeds from the IPO to redeem $400 million of its 8.25% senior notes, plus a redemption premium and accrued interest during the fourth quarter of 2013. Also in October 2013, the Company paid Carlyle a fee of approximately $20.2 million to terminate the management agreement.

We may repay existing debt or repurchase our remaining 8.25% senior notes or our senior PIK toggle notes, if market conditions are favorable. We may also pursue additional strategic acquisition opportunities, which may impact our future cash requirements.

Under the terms of our 8.25% senior notes and senior PIK toggle notes, among other limitations, there is a limitation on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on pro forma adjusted EBITDA for the trailing twelve months, which is calculated as earnings before interest, taxes, depreciation, amortization, asset impairment charges, restructuring costs, equity-based compensation, other special items and adjustments to reflect the impact of cost reduction initiatives ($14.6 million for the twelve months ended September 30, 2013) and acquisitions (a loss of $8.1 million for the twelve months ended September 30, 2013) so that their impacts are fully reflected in the twelve-month period used in the calculation of the adjusted leverage ratio. For the twelve months ended September 30, 2013, our pro forma adjusted EBITDA as measured pursuant to our notes indentures is $668.6 million. See Exhibit 4.2 and 4.4 to Amendment No. 2 to our Registration Statement on Form S-1 filed September 12, 2013 for the indenture agreements governing our senior notes.

We believe that our existing cash and cash equivalents and cash flows from operations, combined with availability under our senior secured asset-based revolving credit facility, will be sufficient to meet our presently anticipated future cash needs. We may, from time to time, increase borrowings under our revolving credit facility or issue debt and/or equity, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs.

FORWARD-LOOKING STATEMENTS

This Quarterly Report or any other oral or written statements made by us or on our behalf may include forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “anticipate,” “should,” “designed to,” “foreseeable future,” “believe,” “think,” “scheduled,” “outlook,” “guidance” and similar expressions. This list of indicative terms and phrases is not intended to be all-inclusive.

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, continued global economic weakness and uncertainties and disruption in the credit and financial markets; changes in cost and availability of key raw materials and manufactured parts and the potential effect on customer pricing; delays or challenges related to removing, transporting or reinstalling manufacturing equipment; the ability to retain qualified employees; customer demand for our products and the ability to maintain existing business alliances with key customers or distributors; competitive pricing and acceptance of products; industry competition and the ability to retain customers through product innovation; concentration of sales among a limited number of customers or distributors; customer bankruptcy; the risk that internal production capacity and that of contract manufacturers may be insufficient to meet customer demand or quality standards for our products; the risk that customers might cancel orders placed or that orders currently placed may affect order levels in the future; continuing consolidation among customers; possible production disruption due to supplier or contract manufacturer bankruptcy, reorganization, restructuring or manufacturing disruption; successful ongoing operation of our vertical integration activities; the possibility of further restructuring actions; possible future impairment charges for fixed or intangible assets, including goodwill; increased obligations under employee benefit plans; significant international operations and the impact of variability in foreign exchange rates; ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; substantial indebtedness and maintaining compliance with debt covenants; income tax rate variability and ability to recover amounts recorded as value added tax receivables; changes in tax laws or regulations; product performance issues and associated warranty claims; ability to successfully implement major systems initiatives and maintain critical information systems; our ability to recover on a timely basis from natural or man-made disasters or other disruptions, including data or network security breaches; realignment of global manufacturing capacity; cost of protecting or defending intellectual property; ability to obtain capital on commercially reasonable terms; adequacy and availability of insurance; costs and challenges of compliance with domestic and foreign environmental laws and the effects of climate change; fluctuations in interest rates; the ability to achieve expected sales growth and earnings goals; the outcome of pending and future litigations and proceedings; changes in U.S. tax, health care and other major laws or regulations; authoritative changes in generally accepted accounting principles by standard-setting bodies; political instability; regulatory changes affecting us or the industries we serve; and any statements of belief and any statements of assumptions underlying any of the foregoing. These and other factors are discussed in greater detail in our Registration Statement on Form S-1. The information contained in this Quarterly Report represents our best judgment at the date of this report based on information currently available. However, we are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk discussed in “Management’s discussion and analysis of financial condition and results of operations” included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on October 28, 2013 (the Prospectus).

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The material set forth in Note 1 of Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes from our risk factors as previously reported in the Prospectus.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Use of Proceeds from our Initial Public Offering of Common Stock

In October 2013, we completed the initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-190354) that was declared effective on October 24, 2013. Under the registration statement, we registered the offering and sale of an aggregate of 38,461,537 shares of our common stock at a price of $15.00 per share, of which we sold 30,769,230 shares and the selling stockholder named in the Prospectus sold 7,692,307 shares. The number of shares registered does not include a 30-day option granted by the selling stockholder to the underwriters in the offering to purchase up to 5,769,230 additional shares of common stock, which had not been exercised as of November 1, 2013.

J.P. Morgan Securities LLC, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint book running managers of the offering, which closed on October 30, 2013. We raised a total of $461.5 million in gross proceeds in the initial public offering, or approximately $433.0 million in net proceeds after deducting underwriting discounts and commissions of $24.2 million and $4.3 million of offering-related expenses. We did not receive any proceeds from the sale of shares of common stock by the selling stockholder.

Pursuant to a Notice of Redemption delivered in October 2013, we intend to use all our net proceeds from the offering plus cash on hand to redeem $400.0 million of our 8.25% senior notes due January 2019, and to pay related premiums and accrued interest prior to December 31, 2013.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of CommScope Holding Company, Inc.

3.2	Second Amended and Restated By-Laws of CommScope Holding Company, Inc. (as adopted October 24, 2013)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMSCOPE HOLDING COMPANY, INC.

November 6, 2013	/s/ Mark A. Olson
Date	Mark A. Olson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)