Form 10-Q/A
period 2013-09-30
CommScope Holding Company, Inc.
filed 2013-12-03
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2013 there were 185,703,896 shares of Common Stock outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 (the Form 10-Q), as filed with the Securities and Exchange Commission on November 7, 2013, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Company’s Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (ii) the unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (iv) the unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2013 and 2012, and (v) the unaudited Notes to Condensed Consolidated Financial Statements.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM	6. EXHIBITS

*	3.1	Amended and Restated Certificate of Incorporation of CommScope Holding Company, Inc.

*	3.2	Amended and Restated By-Laws of CommScope Holding Company, Inc. (as adopted October 24, 2013)

*	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

*	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

*	32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).

**	101.INS	XBRL Instance Document, furnished herewith

**	101.SCH	XBRL Schema Document, furnished herewith

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**	101.INS	XBRL Taxonomy Extension Label Linkbase Document

**	101.INS	XBRL Taxonomy Extension Presentation Linkbase Document

**	101.INS	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMSCOPE HOLDING COMPANY, INC.

December 3, 2013	/s/ Mark A. Olson
Date	Mark A. Olson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)