Form 10-K
period 2013-12-31
CommScope Holding Company, Inc.
filed 2014-02-20
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36146

CommScope Holding Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-4332098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 CommScope Place, SE Hickory, North Carolina	28602	(828) 324-2200
(Address of principal executive offices)	(Zip Code)	(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $796 million as of December 31, 2013 (based on the $18.93 closing price on the Nasdaq on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded.

As of February 10, 2014 there were 185,888,657 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are

incorporated by reference in Part III hereof.

PART I

Unless the context otherwise requires, references to “CommScope Holding Company, Inc.,” “CommScope,” “we,” “us,” or “our” are to CommScope Holding Company, Inc. and its direct and indirect subsidiaries on a consolidated basis.

This Annual Report on Form 10-K includes forward-looking statements that are identified by the use of certain terms and phrases including but not limited to “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “anticipate,” “should,” “designed to,” “foreseeable future,” “believe,” “confident,” “think,” “scheduled,” “outlook,” “guidance” and similar expressions. This list of indicative terms and phrases is not intended to be all-inclusive. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Item 1A,” Risk Factors”, of this Annual Report on Form 10-K sets forth more detailed information about the factors that may cause our actual results to differ, perhaps materially, from the views stated in such forward-looking statements. We are not undertaking any duty or obligation to update any forward-looking statements to reflect developments or information obtained after the date of this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

Company Overview

We are a leading global provider of connectivity and essential infrastructure solutions for wireless, business enterprise and residential broadband networks. We help our customers solve communications challenges by providing critical radio frequency (RF) solutions, intelligent connectivity and cabling platforms, data center and intelligent building infrastructure and broadband access solutions. Demand for our offerings is driven by the rapid growth of data traffic and need for bandwidth from the continued adoption of smartphones, tablets, machine-to-machine communication and the proliferation of data centers, Big Data, cloud-based services and streaming media content. Our solutions are built upon innovative RF technology, service capabilities, technological expertise and intellectual property, including approximately 2,600 patents and patent applications worldwide. We have a team of approximately 13,000 people to serve our customers in over 100 countries through a network of more than 20 world-class manufacturing and distribution facilities strategically located around the globe. Our customers include substantially all of the leading global wireless operators as well as thousands of enterprise customers, including many Fortune 500 enterprises, and leading multi-system operators (MSOs). We have long-standing, direct relationships with our customers and serve them through a sales force consisting of more than 600 employees and a global network of channel partners. Our offerings for wireless and wired networks enable delivery of high-bandwidth data, video and voice applications. To drive incremental revenue and profit, wireless operators and enterprises around the world are utilizing our solutions to deploy or expand next-generation communications networks, such as the continued deployment of 4G, including long-term evolution (LTE) wireless networks.

In January 2011, funds affiliated with The Carlyle Group (Carlyle) completed the acquisition of CommScope, Inc., our predecessor. Under the terms of the acquisition, CommScope, Inc. became a wholly-owned subsidiary of CommScope Holding Company, Inc. Following our October 25, 2013 initial public offering, Carlyle owned approximately 76% of our outstanding common stock.

For the year ended December 31, 2013, our revenues were $3.48 billion and our net income was $19.4 million. For further discussion of our current and prior year financial results, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The table below summarizes our offerings, global leadership positions and 2013 revenue:

Solutions	Cell-site Solutions	Intelligent Enterprise Infrastructure Solutions	Small Cell Distributed Antenna Systems Solutions

Data Center Solutions	In-building Cellular Solutions	Broadband Solutions

Key products and services	Antennas (base stations & microwave)	Distributed Antenna Systems/In-building Cellular	Connectors	Data Center Infrastructure Management
Advanced LED Systems Management	Cables (hybrid, coaxial, optical, twisted pair cable)	Back-up Power
Network Design
Amplifiers	Services	Filters

Operating segments	Wireless	Enterprise	Broadband

Global market leadership position	#1 in merchant RF wireless network connectivity solutions and small cell DAS solutions	#1 in enterprise connectivity solutions for data centers and commercial buildings	#1 in cables for HFC networks
2013 Revenue (in millions)(1)	$2,174	$827	$479

(1)	Excludes inter-segment eliminations.

Industry Background

We participate in the large and growing global market for connectivity and essential communications infrastructure. This market is being driven by the growth in bandwidth demand associated with the continued adoption of smartphones, tablets, machine-to-machine communication and the proliferation of data centers, Big Data, cloud-based services and streaming media content. Wireless operators are deploying 4G networks and next-generation network solutions to monetize the dramatic growth in bandwidth demand. As users consume more data on smartphones, tablets and computers, enterprises are faced with a growing need for higher bandwidth networks, inbuilding cellular coverage and more robust, efficient and intelligent data centers. MSOs are investing in their networks to deliver a competitive triple-play of services (voice, video and high-speed data) and to maintain service quality.

Carrier Investments in 4G Wireless Infrastructure

4G was developed to handle wireless data more efficiently and allows for faster, more reliable and more secure mobile service than existing 2G and 3G networks. The faster data transfer capabilities of 4G LTE networks enable a rich mobile computing experience for users. LTE networks are more efficient and cost effective for wireless operators, in part, because LTE networks improve spectral efficiency, allowing for greater throughput of data in a fixed amount of spectrum.

Wireless operators have started deploying LTE globally and are making the necessary wireless infrastructure investments to accommodate the growing demand for next-generation mobile communication services. LTE investment is expected to be deployed in several phases globally and to last for many years. North American wireless operators have made the largest LTE investments in building their initial LTE coverage. We expect investments to continue through 2014 and to be followed by investments in coverage by smaller North American carriers and investments in capacity by all North American wireless operators. Many wireless operators in Europe, Asia and Latin America are expected to commence their substantial LTE investment cycle in 2014 and beyond.

As wireless operators deploy LTE or other 4G technologies, they must manage increasingly complex networks. As a result, we believe wireless operator 4G coverage and capacity investments will drive demand for our comprehensive offerings such as small cell distributed antenna systems (DAS), multi-frequency base station antennas, hybrid fiber and coaxial cables, connectors, filters and microwave antennas.

Small Cell Distributed Antenna Systems Enhance and Expand Wireless Coverage and Capacity

The traditional macro cell network requires mobile users to connect directly to macro cell base stations. Macro cells are primarily designed to provide coverage over wide areas and typically transmit powerful signals; however, they have high site acquisition costs. Additionally, they are not optimal for dense urban areas where physical structures often create coverage gaps and capacity is frequently constrained. Adding new macro cells has been the traditional way to increase mobile capacity and will continue as the solution of choice in many closer to the ground applications. Small cell DAS solutions address these challenges encountered in dense urban areas and complement existing macro cell sites by cost-effectively extending coverage and increasing capacity.

Wireless operators view in-building coverage as a critical component of their network deployment strategies. Key challenges for wireless operators in providing in-building cellular coverage are signal loss while penetrating building structures and interference created by mobile devices while connected to macro cell sites from inside a building. In-building DAS solutions bring the antenna significantly closer to the user, which results in better coverage and reduced interference. Additionally, in-building DAS provides field-proven, seamless signal handover for a user between indoor and outdoor zones that can support multi-operator, multi-frequency and multi-protocol (2G, 3G, 4G) applications, making it the most effective small cell solution. The benefits of small cell DAS have become increasingly important with the trend towards BYOD (bring your own device) in the enterprise market.

Small cell DAS solutions also address outdoor capacity issues in urban areas. Industry sources have estimated that at peak usage 50% of mobile data is carried by only 15% of the macro cell sites creating significant stress on mobile network capacity. This urban network capacity issue can be solved by deploying small cell DAS solutions to create small coverage areas that enable re-use of spectrum. Re-use of spectrum allows wireless operators to optimize capacity of existing licensed spectrum by significantly increasing repeated usage of the same frequencies within a defined coverage area.

Growth in Data Center Spending

Organizations are increasingly utilizing data centers to provide products and services to individuals and businesses. Data center investment is driven by the increase in demand for computing power and improved network performance, which is greatest for large enterprise data centers and cloud service providers.

An increase in average data center size and the number of assets in a data center significantly raises the total cost of ownership and the complexity of managing data center infrastructure. Data center operators strive to manage their resources efficiently and to reduce energy consumption by monitoring all elements within the data center. DCIM software helps operators improve operational efficiency, maximize capability and reduce costs by providing clear insight into cooling capacity, power usage, utilization, applications and overall performance.

Transition to Intelligent Buildings

Business enterprises are managing the proliferation of wireless devices, the impact of cloud computing and emergence of wireless and wired business applications. This increasing complexity creates the need for infrastructure to support growing bandwidth requirements, in-building cellular coverage and capacity and software that monitors the physical layer. These enterprises are also investing in common communications and building automation systems to enhance energy efficiency, improve productivity and increase comfort. These intelligent building infrastructure solutions often include integrated network software, small cell DAS and advanced light-emitting diode (LED) lighting controls and sensor networks.

Strategy

We believe we are at the core of key secular growth trends in the markets we serve. It is our strategy to capitalize on these opportunities and to:

Continue Product Innovation

We plan to build on our legacy of innovation and on our worldwide portfolio of patents and patent applications by continuing to invest in research and development. Technology innovation such as our base station antenna technology, small cell DAS and intelligent enterprise infrastructure solutions build upon our leadership position by providing new, high-performance communications infrastructure solutions for our customers.

Enhance Sales Growth

We expect to capitalize on our scale, market position and broad offerings to generate growth opportunities by:

•	Offering existing products and solutions into new geographies. For example, we have recently strengthened sales channels in India and China, thereby positioning us favorably for Enterprise growth in these markets.

•	Cross-selling our offerings into new markets. We intend to build upon our RF technology expertise with small cell DAS solutions to develop in-building cellular solutions for enterprises, and we will continue to look for complementary opportunities to cross-sell our offerings.

•	Continuing to drive solutions offerings. We intend to focus on selling solution offerings to our customers consistent with their evolving needs and enhancing our position as a strategic partner to our customers.

•	Making strategic acquisitions. We have a disciplined approach to evaluating and executing complementary and strategic acquisitions.

Continue to Enhance Operational Efficiency and Cash Flow Generation

We continuously pursue opportunities to optimize our resources and reduce manufacturing costs by executing strategic initiatives aimed at improving our operating performance and lowering our cost structure. We believe that we have a strong track record of improving operational efficiency and successfully executing on formalized annual profit improvement plans, cost-savings initiatives and modest working capital improvements to drive future profitability and cash flows. We intend to utilize the cash that we generate to invest in our business, make strategic acquisitions and reduce our indebtedness.

Operating Segments

We serve our customers through three operating segments: Wireless, Enterprise and Broadband. Through our Andrew brand, we are the global leader in providing merchant RF wireless network connectivity solutions and small cell DAS solutions. Through our SYSTIMAX and Uniprise brands, we are the global leader in enterprise connectivity solutions, delivering a complete end-to-end physical layer solution, including connectivity and cables, enclosures, data center and network intelligence software, in-building wireless, advanced LED lighting systems management and network design services for enterprise applications and data centers. We are also a premier manufacturer of coaxial and fiber optic cable for residential broadband networks globally.

Net revenues are distributed amongst the three segments as follows:

	Year Ended December 31,
	2013	2012	2011(1)
Wireless	62.5%	57.7%	55.8%
Enterprise	23.7	25.5	27.5
Broadband	13.8	16.8	16.7

Total	100.0%	100.0%	100.0%

(1)	The Predecessor period of January 1 – January 14, 2011 and Successor period of January 15 – December 31, 2011 have been combined for presentation of 2011 results. See Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information on the Predecessor and Successor periods.

Wireless

We are the global leader in providing merchant RF wireless network connectivity solutions and small cell DAS solutions to enable carriers’ 2G, 3G and 4G networks. Our solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy both macro cell sites and small cell DAS solutions to meet coverage and capacity requirements. Our macro cell site solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors, amplifiers, filters and backup power solutions. Our small cell DAS solutions are primarily comprised of distributed antenna systems that allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems.

Our macro cell site and small cell DAS solutions establish us as a global leader in RF infrastructure solutions for wireless operators and original equipment manufacturers (OEMs). We provide a one-stop source for managing the technology lifecycle of a wireless network, including complete physical layer infrastructure solutions for 2G, 3G and 4G. Our comprehensive solutions include products for every major wireless protocol and allow wireless operators to operate across multiple frequency bands, reduce cost, achieve faster data rates and accelerate migration to the latest wireless technologies. Our wireless solutions are built using a modular approach, which has allowed us to leverage our core technology across generations of networks and mitigate technology risk. We provide a complete portfolio of RF infrastructure, and we are recognized for our leading technologies, comprehensive product portfolio and global scale.

Enterprise

We are the global leader in enterprise connectivity solutions for data centers and commercial buildings, composed of voice, video, data and converged solutions that support mission-critical, high-bandwidth applications, including storage area networks, streaming media, data backhaul, cloud applications and grid computing. These comprehensive solutions, sold primarily under the SYSTIMAX and Uniprise brands, include optical fiber and twisted pair structured cable solutions, intelligent infrastructure software, network rack and cabinet enclosures, intelligent building sensors, advanced LED lighting control systems and network design services.

Our Enterprise connectivity solutions deliver data speeds up to 100 gigabits per second (Gbps). We integrate our structured cabling, connectors, in-building cellular solutions and network intelligence capabilities to create physical layer solutions that enable voice, video and data communication and building automation. We use proprietary modeling and simulation techniques to optimize networks to provide performance that exceeds established standards. Our network design services and global network of partners offer customers custom, turnkey network solutions that are tailored to each customer’s unique requirements.

We complemented our leading physical layer offerings through business acquisitions during 2013. The addition of iTRACS Corporation (iTRACS), a leading provider of data center infrastructure management (DCIM) software, with unique network intelligence capabilities complements our data center offerings. We also acquired Redwood Systems, Inc. (Redwood), a provider of advanced LED lighting control and high-density sensor solutions, which complements our in-building cellular and intelligent building solutions.

We maintain a leading global market position in enterprise connectivity and network intelligence for data center and commercial buildings due to our differentiated technology, long-standing relationships with customers and channel partners, strong brand recognition, premium product features and performance and reliability of our solutions. We also believe our global Enterprise sales channel and industry-leading small cell DAS solutions uniquely position us to address the wireless operator and business owner’s desire for ubiquitous in-building cellular coverage.

Broadband

We are a global leader in providing cable and communications products that support the multichannel video, voice and high-speed data services provided by MSOs. We believe we are the leading global manufacturer of coaxial cable for hybrid fiber-coaxial (HFC) networks and a leading supplier of fiber optic cable for North American MSOs.

The Broadband segment is our most mature business, and we expect demand for Broadband products to continue to be influenced by the ongoing maintenance requirements of cable networks, competition between cable providers and wireless operators and the challenged residential construction market activity in North America. We are focused on improving the profitability and efficiency of this segment through improving utilization of our factories and other cost reduction initiatives.

Products

Solutions Offering	Description

Cell site solutions
Our cell site solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors, power amplifiers, filters and backup power solutions.

Small cell DAS solutions
Our small cell DAS solutions are primarily composed of distributed antenna systems that allow wireless operators to increase spectral efficiency, thereby extending and enhancing cellular coverage and capacity in challenging network conditions such as urban areas, commercial buildings, stadiums and transportation systems.

Intelligent enterprise infrastructure solutions
Our Enterprise solutions, sold primarily under the SYSTIMAX and Uniprise brands, include optical fiber and twisted pair structured cable solutions, intelligent infrastructure software, network rack and cabinet enclosures, intelligent building sensors, advanced LED lighting control systems and network design services.

Data center solutions
We have complemented our leading physical layer solution offerings with the addition of iTRACS, a leading provider of DCIM software, which provides unique network intelligence capabilities.

Broadband MSO solutions
We provide a broad portfolio of cable solutions including fiber-to-the- home equipment and headend solutions for MSOs.

Manufacturing and Distribution

We develop, design, fabricate, manufacture and assemble many of our products and solutions in-house at our facilities located around the world. We have strategically located our manufacturing and distribution facilities to provide superior service levels to customers. We have utilized lower cost geographies for high labor content products while investing in largely automated plants in higher cost regions close to customers. Currently, more than half of our manufacturing employees are located in lower-cost geographies such as China, the Czech Republic, India and Mexico. We continually evaluate and adjust operations to improve service, lower cost and improve the return on our capital investments. In addition, we utilize contract manufacturers for many of the product groups, including certain cabinets, power amplifiers and filter products. We believe that we have enough production capacity in place today to support current business levels and expected growth with modest capital investments.

Research and Development

Research and development is important to preserve our position as a market leader and to provide the most technologically advanced solutions in the marketplace. We have invested more than $100 million in research and development in each of the last five years. Our major research and development activities relate to ensuring our wireless products can meet our customers’ changing needs and to developing new enterprise structured-cabling solutions as well as improved functionality and more cost-effective designs for cables and apparatus. Many of our professionals maintain a presence in standards-setting organizations which helps ensure that our products can be formulated to achieve broad market acceptance.

Customers

Our customers include substantially all of the leading global wireless operators as well as thousands of enterprise customers, including many Fortune 500 enterprises, and leading cable television providers or MSOs, which we serve both directly and indirectly. Major customers and distributors include companies such as Anixter International Inc., AT&T Inc., Ooredoo, Verizon Communications Inc., Ericsson Inc., Alcatel-Lucent SA, Graybar Electric Company Inc., Comcast Corporation, T-Mobile US, Inc. and Huawei Technologies Co., Ltd. We support our global sales organization with regional service centers in locations around the world.

Products from our Wireless segment are primarily sold directly to wireless operators or to OEMs that sell equipment to wireless operators. Our customer service and engineering groups maintain close working relationships with these customers due to the significant amount of design and customization associated with some of these products. Sales to our top three Wireless segment customers represented 18% of our consolidated net sales for the year ended December 31, 2013 and 14% of our consolidated net sales for the year ended December 31, 2012. Sales to our top three OEM customers represented 9% and 7% of our consolidated net sales for the years ended December 31, 2013 and 2012, respectively. No direct Wireless segment customer accounted for 10% or more of our consolidated net sales for the years ended December 31, 2013 or December 31, 2012.

The Enterprise segment has a dedicated sales team that generates customer demand for our solutions, which are sold to thousands of end customers primarily through independent distributors, system integrators and value-added resellers. Direct and indirect sales of Enterprise products to our top three Enterprise segment customers, all of whom are distributors, represented 16% of our consolidated net sales for the year ended December 31, 2013 and 17% of our consolidated net sales for the year ended December 31, 2012. Net sales to our largest distributor, Anixter International Inc. and its affiliates (Anixter), accounted for 12% and 13% of our consolidated net sales for the years ended December 31, 2013 and December 31, 2012, respectively.

Broadband segment products are primarily sold directly to cable television system operators. Although we sell to a wide variety of customers dispersed across many different geographic areas, sales to our three largest domestic broadband customers represented 5% of our consolidated net sales for the year ended December 31, 2013 and 6% of our consolidated net sales for the year ended December 31, 2012.

We generally have no long-term contracts or minimum purchase commitments with any of our distributors, system integrators, value-added resellers or OEM customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. While we maintain long-term relationships with these parties and have not historically lost key customers, we have experienced variability in the level of purchases by our key customers, and any significant reduction in sales to these customers, including as a result of the inability or unwillingness of these customers to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of and payment for our products, could materially and adversely affect our business, results of operations, financial condition and cash flows. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business.”

We employ a global manufacturing and distribution strategy to control production costs and improve service to customers. We support our international sales efforts with sales representatives based in Europe, Latin America, Asia and other regions throughout the world. Our net sales from international operations were $1.6 billion for each of the years ended December 31, 2013, 2012 and 2011.

Patents and Trademarks

We pursue an active policy of seeking intellectual property protection, namely patents and registered trademarks, for new products and designs. On a worldwide basis, we held approximately 2,600 patents and patent applications and over 1,300 registered trademarks and trademark applications as of December 31, 2013. We consider our patents and trademarks to be valuable assets, and while no single patent is material to our operations as a whole, we believe the CommScope, Andrew, Uniprise and SYSTIMAX trade names and related trademarks are critical assets to our business. We intend to rely on our intellectual property rights, including our proprietary knowledge, trade secrets and continuing technological innovation, to develop and maintain our competitive position. We will continue to protect certain key intellectual property rights.

Backlog and Seasonality

At December 31, 2013 and December 31, 2012, we had an order backlog of $592 million and $469 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Our backlog includes only orders that are believed to be firm. In some cases, unfilled orders may be canceled prior to shipment of goods, but cancellations historically have not been material. However, our current order backlog may not be indicative of future demand.

Due to the variability of shipments under large contracts, customers’ seasonal installation considerations and variations in product mix and in profitability of individual orders, we can experience significant quarterly fluctuations in sales and operating income. Our operating performance is typically weaker during the first and fourth quarters and stronger during the second and third quarters. These variations are expected to continue in the future. Consequently, it may be more meaningful to focus on annual rather than interim results.

Competition

The market for our products is highly competitive and subject to rapid technological change. We encounter significant domestic and international competition across all segments of our business. Our competitors include large, diversified companies — some of whom have substantially more assets and greater financial resources than we do —as well as small to medium-sized companies. We also face competition from less diversified companies that have concentrated their efforts in one or more areas of the markets we serve. Our primary competitors include Amphenol Corporation, Belden Inc., Comba Telecom Systems Holding Ltd., Corning Incorporated, Emerson Electric Co., Ericsson Inc., Huawei Technologies Co., Ltd., KATHREIN-Werke KG, Nokia, Panduit Corp., RFS (a division of Alcatel-Lucent SA) and TE Connectivity Ltd. We compete primarily on the basis of delivery solutions, product specifications, quality, price, customer service and delivery time. We believe that we differentiate ourselves in many of our markets based on our market leadership, global sales channels, manufacturing, intellectual property, strong reputation with our customer base, the scope of our product offering, the quality and performance of our solutions and our service and technical support.

Competitive Strengths

We believe the following competitive strengths have been instrumental to our success and position us well for future growth and strong financial performance.

Global Market Leadership Position

We are a global leader in connectivity and essential infrastructure solutions for communications networks, and we believe we hold leading market positions across our segments.

Since our founding in 1976, CommScope has been a leading brand in connectivity solutions for communications networks. In the wireless industry, Andrew is one of the world’s most recognized brands and a global leader in RF solutions for wireless networks. In the enterprise market, SYSTIMAX and Uniprise are recognized as global market leaders in enterprise connectivity solutions for business enterprise and data center applications.

Global Scale and Manufacturing Footprint

Our global manufacturing footprint and 600-person sales force give us significant scale within our addressable market. We believe our scale and stability make us an attractive strategic partner to our large global customers, and we have been repeatedly recognized by several of our key customers for these attributes. In addition, our ability to leverage our core competencies across our business coupled with our successful track record of operational efficiencies has allowed us to improve our margins and cash flows while continuing to invest in R&D and acquisitions targeting new products and new markets.

Our manufacturing and distribution facilities are strategically located to optimize service levels and product delivery times. We also utilize lower-cost geographies for high labor content products and largely automated plants in higher-cost regions. Currently, more than half of our manufacturing employees are located in lower-cost geographies such as China, Mexico, India and the Czech Republic. Our dynamic manufacturing and distribution organization allows us to:

•	flex our capacity to meet market demand and expand our market position;

•	provide high customer service levels due to proximity to the customer; and

•	effectively integrate acquisitions and capitalize on related synergies.

Differentiated Solutions Supported by Ongoing Innovation and Significant Proprietary IP

Our integrated solutions for wireless, enterprise and broadband networks are differentiated in the marketplace and are a significant global competitive advantage. We have invested more than $100 million in research and development in each of the last five years. We have also added IP and innovation through acquisitions, such as Argus Technologies (Argus), which enhanced our next-generation base station antenna technology, iTRACS and Redwood. Our ongoing innovation, supported by proprietary IP and technology know-how, has allowed us to sustain this competitive advantage.

•	Integrated solutions. Our wireless network offerings include complete connectivity solutions supporting 2G, 3G and 4G wireless technologies for both macro cell sites and small cell DAS. We are able to provide a complete portfolio of integrated RF solutions from the output of the base station (or baseband processor) at the bottom of the tower to the antenna at the top of the tower. In the enterprise market, we deliver a comprehensive solution including connectivity and cables, enclosures, network intelligence software, advanced LED lighting systems and network design services. Our ability to provide integrated connectivity solutions for wireless, enterprise and broadband networks makes us a value-added solutions provider to our customers and gives us a significant competitive advantage.

•	Strong design capabilities and technology know-how. We have a long tradition of developing highly engineered connectivity solutions, demonstrating superior performance across various generations of networks. Our ongoing focus on engineering innovation has enabled us to create high quality products that are reliable, have a desirable form factor and enable our customers to optimize the performance, flexibility, installation time, energy consumption and space requirements of their network deployments.

•	Significant proprietary IP. Our proven record of innovation and decades of experience creating market-leading technology products are evidenced by our approximately 2,600 patents and patent applications, as well as our over 1,300 registered trademarks and trademark applications, worldwide. Our significant proprietary IP, when combined with our deep engineering expertise, allows us to create industry defining solutions for customers around the world.

Established Sales Channels and Customer Relationships

We serve customers in over 100 countries and have become a trusted advisor to many of them through our industry expertise, quality, technology and long-term relationships. These factors enable us to provide mission-critical connectivity solutions that our customers need to build high-performing communication networks.

Our customers include substantially all of the leading global wireless operators as well as thousands of enterprise customers, including many Fortune 500 enterprises, and leading cable television providers or MSOs. We are a key merchant supplier within the wireless infrastructure market and enjoy established sales channels across all geographies and technologies. Our long-standing relationships with wireless operators enable us to work closely with them in providing highly customized solutions that are aligned with their technology roadmaps. We have a global Enterprise segment sales force with sales representatives based in North America, Europe, Latin America, Asia and other regions, and an extensive global network of channel partners including independent distributors, system integrators and value-added resellers. Our Enterprise segment sales force has direct relationships with our Enterprise customers and generates demand for our products, with sales fulfilled primarily through channel partners. Our direct sales force and channel partner relationships give us extensive reach and distribution capabilities to customers globally. Our Broadband segment products are primarily sold directly to MSOs with whom we have long-standing relationships.

Proven Management Team with Record of Operational Excellence and Successful M&A Integration

We have a strong track record of organically growing market share, establishing leadership positions in new markets, managing cash flows, delivering profitable growth across multiple economic cycles and integrating large and small acquisitions. Our senior management team has an average of more than 25 years of experience in connectivity solutions for the communications infrastructure industry.

We have a history of strong operating cash flow and have generated approximately $1.4 billion in aggregate in operating cash flow over the last five fiscal years. Our strong cash flow profile has allowed us to continue to invest in innovative research and development, pursue strategic acquisitions, repay debt and return cash to shareholders prior to the IPO. We continuously pursue opportunities to optimize our resources and reduce manufacturing costs by executing strategic initiatives aimed at improving our operating performance and lowering our cost structure.

Throughout our history, we have successfully complemented our strong organic growth with strategic acquisitions. Our management team has effectively integrated large acquisitions, such as Andrew in 2007 and Avaya Connectivity Solutions in 2004, as well as executed tuck-in acquisitions, such as Argus, iTRACS, Redwood and LiquidxStream Systems, to help expand our market opportunities and continue to solve our customers’ business challenges in multiple growth areas. We have also made strategic minority investments in order to gain access to key technologies or capabilities. For example, in 2010, we invested in Hydrogenics, a supplier of fuel cells, to help expand our back-up power offerings.

Raw Materials

Our products are manufactured or assembled from both standard components and parts that are unique to our specifications. Our internal manufacturing operations are largely process oriented and we use significant quantities of various raw materials, including copper, aluminum, steel, brass, plastics and other polymers, fluoropolymers, bimetals and optical fiber, among others. We use significant volumes of copper, aluminum, steel and polymers in the manufacture of coaxial and twisted pair cables, antennas and cabinets. Other parts are produced using processes such as stamping, machining, molding and pressing from metals or plastics. Portions of the requirements for these materials are purchased under supply arrangements where some portion of the unit pricing may be indexed to commodity market prices for these metals. We may, from time to time, enter into forward purchase commitments for a specific commodity to mitigate our exposure to price changes for a portion of our anticipated purchases. Certain of the raw materials utilized in our products may only be available from a limited number of suppliers. We may, therefore, encounter availability issues and/or significant price increases.

Our profitability may be materially affected by changes in the market price of our raw materials, most of which are linked to the commodity markets. Prices for copper, aluminum, fluoropolymers and certain other polymers derived from oil and natural gas have fluctuated substantially during the past several years and exhibited significantly greater than normal levels of volatility. As a result, we have adjusted our prices for certain Wireless, Enterprise and Broadband segment products and may have to adjust prices again in the future. Delays in implementing price increases, failure to achieve market acceptance of price increases or price reductions in response to a rapid decline in raw material costs have in the past and could in the future have a material adverse impact on the results of our operations.

In addition, some of our products are assembled from specialized components and subassemblies manufactured by suppliers. We are dependent upon sole suppliers for certain key components for some of our products. If these sources were not able to provide these components in sufficient quantity and quality on a timely and cost efficient basis, it could materially impact our results of operations until another qualified supplier is found. We believe that our supply contracts and our supplier contingency plans mitigate some of this risk.

Environment

We are subject to various federal, state, local and foreign environmental laws and regulations governing, among other things, discharges to air and water, management of regulated materials, the handling and disposal of solid and hazardous waste, the content of our products, and the investigation and remediation of contaminated sites. Because of the nature of our business, we have incurred, and will continue to incur, costs relating to compliance with or liability under these environmental laws and regulations. We believe we are in material compliance with applicable environmental requirements, including the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) directives. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on our financial condition. However, new laws and regulations (including efforts to regulate the types of substances allowable in certain of our products, or greenhouse gas (GHG) emissions), stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation or discharge requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business.

Pursuant to the U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980 and similar state statutes, current or former owners or operators of a contaminated property, as well as companies that generated, disposed of, or arranged for the disposal of hazardous substances at a contaminated property, are subject to strict, and under certain circumstances joint and several liability (that could result in an entity paying more than its fair share), for the costs of investigation and remediation of the contaminated property. Certain of our owned facilities are the subject of ongoing investigation and/or remediation of contamination in the soil and/or groundwater and from time to time allegations are made that we arranged for the disposal of hazardous substances at sites that later require investigation and remediation. We are being indemnified by prior owners and operators of certain of these facilities from costs relating to most of these investigations or remediation activities. Based on currently available information and, in certain matters, the availability of indemnification, we do not believe the costs associated with these contaminated sites will have a material adverse effect on our financial condition or results of operations. However, there can be no assurance that we will not ultimately be liable for some or all of such costs. Moreover, our present and former facilities have or had been in operation for many years and, over such time, operations at these facilities have used substances or generated and disposed of wastes that are or may be considered hazardous. In addition, we have disposed of waste products either directly or through third parties at numerous disposal sites and we may be held responsible for clean-up costs at these sites. Therefore, it is possible that environmental liabilities may arise in the future that we cannot now predict.

Employees

As of December 31, 2013, we had a team of approximately 13,000 people to serve our customers worldwide. The majority of our employees are located outside of the United States. As a matter of policy, we seek to maintain good relations with our employees at all locations. We are not subject to any collective bargaining agreements in the United States. Substantially all of our international employees are members of unions or subject to workers’ councils or similar statutory arrangements. From a companywide perspective, we believe that our relations with our employees and unions are satisfactory. Historically, periods of labor unrest or work stoppage have not had a material impact on our operations or results.

Available Information

Our web site (www.commscope.com) contains frequently updated information about us and our operations. Our filings with the Securities and Exchange Commission (SEC) on Form 10-K, Form 10-Q, Form 8-K and Proxy Statements and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing www.commscope.com and clicking on Investors and then clicking on SEC Filings.

SEC Certifications

The certifications by the Chief Executive Officer and Chief Financial Officer of the Company, required under Section 302 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), have been filed as exhibits to this Annual Report on Form 10-K.

Executive Officers and Directors of the Registrant

The following table provides information regarding our executive officers and Board of Directors:

Name	Age	Position
Marvin (Eddie) S. Edwards, Jr.	65	President, Chief Executive Officer and Director
Mark A. Olson	55	Executive Vice President and Chief Financial Officer
Frank M. Drendel	69	Director and Chairman of the Board
Randall W. Crenshaw	56	Executive Vice President and Chief Operating Officer
Frank (Burk) B. Wyatt, II	51	Senior Vice President, General Counsel and Secretary
Peter U. Karlsson	50	Senior Vice President, Global Sales
Robert W. Granow	56	Senior Vice President, Corporate Controller and Principal Accounting Officer
Philip M. Armstrong, Jr.	52	Senior Vice President, Corporate Finance
Joanne L. Townsend	60	Senior Vice President, Human Resources
Claudius (Bud) E. Watts IV	52	Director
Campbell (Cam) R. Dyer	40	Director
Austin A. Adams	70	Director
Marco De Benedetti	51	Director
Peter J. Clare	48	Director
Stephen (Steve) C. Gray	55	Director
L. William (Bill) Krause	71	Director
Timothy T. Yates	66	Director

Marvin (Eddie) S. Edwards, Jr.

Mr. Edwards became our President and Chief Executive Officer and a member of our Board of Directors following the Acquisition of CommScope, Inc. by Carlyle in January 2011 (the Carlyle acquisition). From January 1, 2010 to the Carlyle acquisition, Mr. Edwards was our President and Chief Operating Officer. Prior to that, Mr. Edwards served as our Executive Vice President of Business Development and General Manager, Wireless Network Solutions since the closing of the Andrew acquisition in 2007. Prior to the Andrew acquisition, he served as our Executive Vice President of Business Development and the Chairman of the Board of Directors of our wholly-owned subsidiary, Connectivity Solutions Manufacturing LLC, since April 2005. Mr. Edwards also served as President and Chief Executive Officer of OFS Fitel, LLC and OFS BrightWave, LLC, a joint venture between our company and The Furukawa Electric Co. Mr. Edwards has also served in various capacities with Alcatel, including President of Alcatel North America Cable Systems and President of Radio Frequency Systems. The Board of Directors has concluded that Mr. Edwards should serve as a director because he brings extensive experience regarding the management of public and private companies and the financial services industry, as well as an understanding of the telecommunications industry.

Mark A. Olson

Mr. Olson became our Executive Vice President and Chief Financial Officer on February 1, 2012. From November 2009 to January 2012, Mr. Olson served as our Senior Vice President and Corporate Controller. Mr. Olson served as Vice President and Controller for Andrew LLC since the closing of the Andrew acquisition. Prior to that acquisition, he was Vice President, Corporate Controller and Chief Accounting Officer of Andrew. Mr. Olson joined Andrew in 1993 as Group Controller, was named Corporate Controller in 1998, Vice President and Corporate Controller in 2000 and Chief Accounting Officer in 2003. Prior to joining Andrew, he was employed by Nortel and Johnson & Johnson.

Frank M. Drendel

Mr. Drendel has been our Chairman of the Board since the Carlyle acquisition. He served as our Chairman of the Board and Chief Executive Officer from July 28, 1997 (when we were spun-off (the Spin-Off) from General Instrument Corporation and became an independent company) until the Carlyle acquisition. Effective with the Carlyle acquisition, Mr. Drendel stepped down as Chief Executive Officer but remained the Chairman of the Board. Mr. Drendel served as a director of GI Delaware, a subsidiary of General Instrument Corporation, and its predecessors from 1987 to 1992 and was a director of

General Instrument Corporation from 1992 until the Spin-Off and NextLevel Systems, Inc. (which was renamed General Instrument Corporation) from the Spin-Off until January 5, 2000. Mr. Drendel served as President and Chairman of CommScope, Inc. of North Carolina (CommScope NC), our wholly owned subsidiary from 1986 to 1997, and has served as Chief Executive Officer of CommScope NC since 1976. From 1971 to 1976, Mr. Drendel held various positions within CommScope NC.

Mr. Drendel is a director of the National Cable & Telecommunications Association, the principal trade association of the cable industry in the United States, and was inducted into the Cable Television Hall of Fame in 2002. Mr. Drendel joined the board of directors of Tyco International, Ltd. on September 14, 2012 and served as a director of Sprint Nextel Corporation from August 2005 to May 2008 and as a director of Nextel Communications, Inc. from August 1997 to August 2005. The Board of Directors has concluded that Mr. Drendel should serve as a director because he brings extensive experience regarding the management of public and private companies and the financial services industry, as well as an understanding of the telecommunications industry.

Randall W. Crenshaw

Mr. Crenshaw became our Executive Vice President and Chief Operating Officer following the consummation of the Carlyle acquisition. From January 1, 2010 to the Carlyle acquisition, Mr. Crenshaw was our Executive Vice President and Chief Supply Officer. Prior to this role, Mr. Crenshaw was Executive Vice President and General Manager, Enterprise since February 2004. From 2000 to 2004, he served as Executive Vice President, Procurement, and General Manager, Network Products Group of our company. Prior to that time, he held various positions with our company since 1985.

Frank (Burk) B. Wyatt, II

Mr. Wyatt has been Senior Vice President, General Counsel and Secretary of our company since 2000. Prior to joining our company as General Counsel and Secretary in 1996, Mr. Wyatt was an attorney in private practice with Bell, Seltzer, Park & Gibson, P.A. (now Alston & Bird LLP). Mr. Wyatt is also our Chief Ethics and Compliance Officer.

Peter U. Karlsson

Mr. Karlsson has been our Senior Vice President, Global Sales since July 2011. Mr. Karlsson previously served as Senior Vice President, Enterprise Sales since our acquisition of Avaya’s Connectivity Solutions division in 2004. From 2002 to that acquisition, he was Global Vice President, Sales for Avaya’s SYSTIMAX division. Mr. Karlsson joined AT&T in 1989 holding several management positions in the Nordic and Sub-Sahara Africa regions, was named General Manager of Lucent Technologies Global Commercial Markets Southwest Territory in 1997 and Managing Director, Caribbean and Latin America for Lucent Global Business Partners Group in 1999 before transitioning to Vice President, Distribution for Avaya’s Connectivity Solutions division.

Robert W. Granow

Mr. Granow became our Vice President and Corporate Controller on February 1, 2012 and was promoted to Senior Vice President in December 2013. Mr. Granow joined CommScope in 2004 and has held various positions within the Corporate Controller organization. Prior to joining our Company, he was employed by LifeSpan Incorporated, Aetna, Inc. and Arthur Andersen & Co.

Philip M. Armstrong, Jr.

Mr. Armstrong has been our Senior Vice President, Corporate Finance since November 2009. Mr. Armstrong previously served as Vice President, Investor Relations and Corporate Communications since 2000. Prior to joining our company in 1997, he held various Treasury and Finance positions at Carolina Power and Light Co. (formerly Progress Energy).

Joanne L. Townsend

Ms. Townsend became our Senior Vice President, Human Resources, in November 2012. Prior to joining CommScope, she was the Chief Human Resource Officer at Zebra Technologies Corporation from 2008 to November 2012. Ms. Townsend has more than 30 years of experience in human resources (HR), including a long-term career with Motorola where she spent time in the Asia Pacific region as an expatriate in Hong Kong and had global responsibility for sales and marketing organizations; functional experience in employee relations, compensation and staffing; and experience in strategic HR support for a variety of business functions. Additionally, Ms. Townsend worked for CommScope from 2007 to 2008 as a vice president of HR, supporting the Wireless segment.

Claudius (Bud) E. Watts IV

Mr. Watts became a member of our Board of Directors following the Carlyle acquisition. He currently serves as a Managing Director and Head of the Technology Buyout Group of The Carlyle Group. Prior to joining Carlyle in 2000, Mr. Watts was a Managing Director in the M&A group of First Union Securities, Inc. He joined First Union Securities when First Union acquired Bowles Hollowell Conner & Co., where Mr. Watts was a principal. He also serves on the board of directors of Freescale Semiconductor and formerly SS&C Technologies, Inc. and has previously served on the boards of directors of numerous other Carlyle portfolio companies over the past 13 years. The Board of Directors has concluded that Mr. Watts should serve as a director because he brings extensive experience regarding the management of public and private companies, and the financial services industry.

Campbell (Cam) R. Dyer

Mr. Dyer became a member of our Board of Directors following the Carlyle acquisition. He currently serves as a Managing Director in the Technology Buyout Group of The Carlyle Group, which he joined in 2002. Prior to joining Carlyle, Mr. Dyer was an associate with the private equity firm William Blair Capital Partners (now Chicago Growth Partners), a consultant with Bain & Company and an investment banking analyst in the M&A Group of Bowles, Hollowell, Conner & Co. He also serves on the board of directors of SS&C Technologies, Inc. The Board of Directors has concluded that Mr. Dyer should serve as a director because he brings extensive experience regarding the management of public and private companies and the financial services industry.

Austin A. Adams

Mr. Adams became a member of our Board of Directors in January 2014. He served as Executive Vice President and Corporate Chief Information Officer of JPMorgan Chase from July 2004 (upon the merger of JPMorgan Chase and Bank One Corporation) until his retirement in October 2006. Prior to the merger, Mr. Adams served as Executive Vice President and Chief Information Officer of Bank One from 2001 to 2004. Prior to joining Bank One, he was Chief Information Officer at First Union Corporation (now Wells Fargo & Co.) from 1985 to 2001. Mr. Adams is also a director of the following public companies: The Dun & Bradstreet Corporation, Spectra Energy, Inc. and CommunityOne Bancorp, where he is Chairman of the Board. He has not served as a director of any other public company in the last five years. The Board has concluded that Mr. Adams should serve as a director because he brings significant experience in information technology, has significant public company directorship and committee experience and has significant core business skills, including technology and strategic planning.

Marco De Benedetti

Mr. De Benedetti became a member of our Board of Directors following the Carlyle acquisition. He joined Carlyle in 2005 and is currently a Managing Director and Co-head of Carlyle’s European Buyout Group, particularly focusing on the telecommunications and branded consumer goods sectors. Prior to joining Carlyle, Mr. De Benedetti was the Chief Executive Officer of Telecom Italia. Mr. De Benedetti was the Chief Executive Officer of Telecom Italia Mobile from 1999 until its merger with Telecom Italia. Mr. De Benedetti currently also serves on the boards of directors of NBTY Inc., Moncler SpA, Twin-Set Simona Barbieri, and Cofide SpA. He served on the boards of directors of Numericable Group SA and Zodiac Marine & Pool during 2013 and Parmalat S.p.A. between 2005 and 2011. The Board of Directors has concluded that Mr. De Benedetti should serve as a director because he has significant directorship experience and has significant core business skills, including financial and strategic planning.

Peter J. Clare

Mr. Clare became a member of our Board of Directors following the Carlyle acquisition. Mr. Clare currently serves as a Managing Director of The Carlyle Group as well as Co-head of U.S. Buyout Group. Prior to joining Carlyle in 1992, Mr. Clare was with First City Capital Corporation, a private equity firm that invested in leveraged buyouts, public equities, distressed bonds and restructuring. Prior to joining First City Capital, he was with the Interfunding/Merchant Banking Group and Leveraged Buyout Department of Prudential-Bache Capital Funding. Mr. Clare currently serves on the boards of directors of Booz Allen Hamilton Holding Corporation, Sequa Corporation and Pharmaceutical Product Group. He served on the board of directors of Wesco Aircraft Holdings, Inc. between 2006 and 2012 and ARINC Inc. between 2007 and 2013. The Board of Directors has concluded that Mr. Clare should serve as a director because he brings significant experience in finance, financial reporting, compliance and controls and global businesses, has public company directorship and committee experience and has significant core business skills, including financial and strategic planning.

Stephen (Steve) C . Gray

Mr. Gray became a member of our Board of Directors following the Carlyle acquisition. He currently serves as a Senior Advisor to The Carlyle Group. Mr. Gray is the Founder and Chairman of Gray Venture Partners, LLC and previously served as President of McLeodUSA Incorporated from 1992 to 2004. Prior to joining McLeodUSA, he served from 1990 to 1992 as Vice President of Business Services at MCI Inc. and before that, from 1988 to 1990, he served as Senior Vice President of National Accounts and Carrier Services for TelecomUSA. From 1986 to 1988, Mr. Gray held a variety of sales management positions with WilTel Network Services and the Clayton W. Williams Companies, including ClayDesta Communications Inc. Mr. Gray serves as the Chairman of ImOn Communications, LLC, SecurityCoverage, Inc., Involta, LLC and HH Ventures, LLC and he also serves on the board of directors for Syniverse Holdings, Inc. and served on the board of directors for Insight Communications, Inc. from December 2005 until February 2012. The Board of Directors has concluded that Mr. Gray should serve as a director because he has significant core business skills, including financial and strategic planning, and has extensive experience as a director.

L. William (Bill) Krause

Mr. Krause became a member of our Board of Directors following the Carlyle acquisition. Mr. Krause has been President of LWK Ventures, a private investment firm, since 1991. He also currently serves as a Senior Advisor to The Carlyle Group. In addition, Mr. Krause served as Chairman of the Board of Caspian Networks, Inc., an IP networking systems provider, from April 2002 to September 2006 and as Chief Executive Officer from April 2002 until June 2004. Mr. Krause also served as President and Chief Executive Officer of 3Com Corporation, a global data networking company, from 1981 to 1990, and as its Chairman from 1987 to 1993 when he retired. Mr. Krause currently serves on the boards of directors of the following public companies: Brocade Communications Systems, Inc., a network systems supplier; Coherent, Inc., a leading supplier of Photonic-based systems; and Core-Mark Holdings, Inc., a distributor of packaged consumer goods. Mr. Krause also previously served as director for the following public companies during the last five years: Packateer, Inc., and the Trizetto Group, Inc. The Board of Directors has determined that Mr. Krause should serve as a director because of his years of executive leadership and management experience in the high technology industry and his service on other public company boards and committees.

Timothy T. Yates

Mr. Yates became a member of our Board of Directors following the IPO. Mr. Yates serves as a Director of Monster Worldwide, Inc., a publicly traded company, and he served as its Executive Vice President from June 2007 until June 2013 and Chief Financial Officer from June 2007 until January 2011 and to which he currently provides services as a consultant on an as-needed basis. Prior to that, Mr. Yates served as Senior Vice President, Chief Financial Officer and a Director of Symbol Technologies, Inc. from February 2006 to June 2007. From January 2007 to June 2007, he was responsible for the integration of Symbol into Motorola, Inc.’s Enterprise Mobility business. From August 2005 to February 2006, Mr. Yates served as an independent consultant to Symbol. Prior to this, from October 2002 to November 2005, Mr. Yates served as a partner and Chief Financial Officer of Saguenay Capital, a boutique investment firm. Prior to that, he served as a founding partner of Cove Harbor Partners, a private investment and consulting firm, which he helped establish in 1996. From 1971 through 1995, Mr. Yates held a number of senior leadership roles at Bankers Trust New York Corporation, including serving as Chief Financial and Administrative Officer from 1990 through 1995. The Board of Directors has concluded that Mr. Yates should serve as a director because he has significant core business skills, including financial and strategic planning, and he has significant management experience and financial expertise.

ITEM 1A.	RISK FACTORS

The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following are some of the important factors that, individually or in the aggregate, we believe could make our results differ materially from those described in any forward-looking statements. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of risks, uncertainties and assumptions.

Our business is dependent on customers’ capital spending on data and communication networks and reductions by customers in capital spending adversely affect our business.

Our performance is dependent on customers’ capital spending for constructing, rebuilding, maintaining or upgrading data and communication networks, which can be volatile or hard to forecast. Capital spending in the communications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect the amount of capital spending, and, therefore, our sales and profits, including:

•	competing technologies;

•	general economic conditions;

•	timing and adoption of global rollout of new technologies, include 4G/LTE;

•	customer specific financial or stock market conditions;

•	availability and cost of capital;

•	governmental regulation;

•	demands for network services;

•	competitive pressures, including pricing pressures;

•	acceptance of new services offered by our customers;

•	impact of industry consolidation; and

•	real or perceived trends or uncertainties in these factors.

Several of our customers have accumulated significant levels of debt. These high debt levels, coupled with the uncertainty in the capital markets, may impact their access to capital in the future. Even if the financial health of our customers remains intact, these customers may not purchase new equipment at levels we have seen in the past or expect in the future. While there are signs of improvement from the historical housing market disruptions and foreclosures, as well as the material disruptions in the credit markets, that occurred beginning in 2008, we cannot predict the impact of economic uncertainty or of specific customer financial challenges on our customer’s expansion and maintenance expenditures. In addition, industry consolidation has, in the past, constrained, and may, in the future, constrain, capital spending by certain of our customers. Further, if our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of customers in the markets on which we focus, our revenue may decline.

As a result of these capital spending issues, we may not be able to maintain or increase our revenue in the future, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

A substantial portion of our business is derived from a limited number of key customers or distributors.

We derived 21% of our 2013 consolidated net sales from our top three customers or distributors. Our largest distributor, Anixter, accounted for 12% of our 2013 consolidated net sales. The concentration of our net sales among these and other key customers or distributors subjects us to a variety of risks that could have a material adverse impact on our net sales and profitability, including, without limitation:

•	lower sales resulting from the loss of one or more of our key customers or distributors;

•	renegotiations of agreements with key customers or distributors resulting in materially less favorable terms;

•	financial difficulties experienced by one or more of our key customers, distributors or our distributors’ end customers, resulting in reduced purchases of our products and/or uncollectible accounts receivable balances;

•	reductions in inventory levels held by distributors and OEMs which may be unrelated to purchasing trends by the ultimate customer;

•	consolidations in the wireless or cable television industries resulting in delays in purchasing decisions or reduced purchases by the merged businesses;

•	new or proposed laws or regulations affecting the wireless or cable television industries resulting in reduced capital spending;

•	increases in the cost of borrowing or capital and/or reductions in the amount of debt or equity capital available to the wireless or cable television industries resulting in reduced capital spending; and

•	changes in the technology deployed by customers resulting in lower sales of our products.

Additionally, the risks above are further increased as a result of our indirect sales to the same ultimate customers. In addition, we generally have no long-term contracts or minimum purchase commitments with any of our distributors, system integrators, value-added resellers, OEMs, or other customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. While we maintain long-term relationships with these parties and have not historically lost key customers, we have experienced variability in the level of purchases by our key customers, and any significant reduction in sales to these customers, including as a result of the inability or unwillingness of these customers to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of and payment for our products, could materially and adversely affect our business, results of operations, financial condition and cash flows.

Our future success depends on our ability to anticipate and to adapt to technological changes and develop, implement and market product innovations.

Many of our markets are characterized by advances in information processing and communications capabilities that require increased transmission speeds and greater bandwidth. These advances require ongoing improvements in the capabilities of our products.

However, we may not be successful in those efforts if, among other things, our products:

•	are not cost effective;

•	are not brought to market in a timely manner;

•	are not in accordance with evolving industry standards;

•	fail to achieve market acceptance or meet customer requirements; and

•	are ahead of the needs of their markets.

There are various competitive wireless technologies that could be a potential substitute for some of the communications products we sell. Fiber optic technology presents a potential substitute for some of the broadband communications cable products we sell. A significant decrease in the cost of deploying fiber optic systems could make these systems superior on a price/performance basis to copper or aluminum systems and have a material adverse effect on our business.

In order to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties. We cannot provide assurances that we will be able to timely enter into any necessary technology development or licensing agreements on reasonable terms, or at all.

The failure to successfully introduce new or enhanced products on a timely and cost-competitive basis or the inability to continue to market existing products on a cost-competitive basis could have a material adverse effect on our results of operations and financial condition. In addition, sales of new products may replace sales of some of our existing products, mitigating the benefits of new product introductions and possibly resulting in excess levels of inventory.

Our revenues are dependent on the commercial deployment of technologies based on code division multiple access, or “CDMA,” and orthogonal frequency-division multiple access, or “OFDMA,” among others, and upgrades of 2G, 3G and 4G wireless communications equipment, products and services based on these technologies.

We develop, patent and commercialize technology and products based on CDMA and OFDMA, among others. Our revenues are dependent upon the commercial deployment of these technologies and products and upgrades of 2G, 3G and 4G wireless communications equipment, products and services based on these technologies. For example, several wireless providers in the United States have recently announced plans to shut down legacy CDMA networks. While we believe the deployment and adoption of LTE technology will help reduce the effect of this industry trend, our business may be harmed, and our investments in these technologies may not provide us an adequate return if:

•	LTE, an OFDMA-based wireless standard, is not widely deployed or commercial deployment is delayed;

•	wireless operators delay moving 2G customers to 3G and 4G devices;

•	wireless operators delay 3G and/or 4G deployments, expansions or upgrades;

•	government regulators delay the reallocation of spectrum to allow wireless operators to upgrade to 3G and 4G, which will restrict the expansion of 3G and 4G wireless connectivity, primarily outside of major population areas;

•	wireless operators are unable to drive improvements in 3G and 4G network performance and/or capacity; or

•	wireless operators and other industries using these technologies deploy other technologies.

Our business is dependent on our ability to increase our share of components sold and to continue to drive the adoption of our products and services into 3G and 4G wireless networks. We are also dependent on the success of our customers, licensees and CDMA- and OFDMA-based wireless operators and other industries using our technologies, as well as the timing of their deployment of new services, and they may incur lower gross margins on products or services based on these technologies than on products using alternative technologies as a result of greater competition or other factors. If commercial deployment of these technologies, upgrade of 2G subscribers to 3G devices and upgrades to 3G or 4G wireless communications equipment, products and services based on these technologies do not continue or are delayed, our revenues could be negatively impacted, and our business could suffer.

We may not fully realize anticipated benefits from past or future acquisitions or equity investments.

We anticipate that a portion of any future growth of our business might be accomplished by acquiring existing businesses, products or technologies. The success of any acquisition will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain their customers. In addition, we might not be able to identify suitable acquisition opportunities or obtain any necessary financing on acceptable terms. We might also spend time and money investigating and negotiating with potential acquisition or investment targets, but not complete the transaction.

Although we expect to realize strategic, operational and financial benefits as a result of our past or future acquisitions and equity investments, we cannot predict whether and to what extent such benefits will be achieved. There are significant challenges to integrating an acquired operation into our business, including, but not limited to:

•	successfully managing the operations, manufacturing facilities and technology;

•	integrating the sales organizations and maintaining and increasing the customer base;

•	retaining key employees, suppliers and distributors;

•	integrating management information, inventory, accounting and research and development activities; and

•	addressing operating losses related to individual facilities or product lines.

Any future acquisition could involve other risks, including the assumption of additional liabilities and expenses, issuances of debt, transaction costs and diversion of management’s attention from other business concerns and such acquisition may be dilutive to our financial results.

We face competitive pressures with respect to all of our major products.

In each of our major product groups, we compete with a substantial number of foreign and domestic companies, some of which have greater resources (financial or otherwise) or lower operating costs than we have. Competitors’ actions, such as price reductions or introduction of new innovative products, and the use of exclusively price driven Internet auctions by customers may have a material adverse impact on our net sales and profitability. In addition, the rapid technological changes occurring in the communications industry could lead to the entry of new competitors. We cannot assure you that we will continue to compete successfully with our existing competitors or with new competitors.

Many of our competitors are substantially larger than us, and have greater financial, technical, marketing and other resources than we have. Many of these large enterprises are in a better position to withstand any significant reduction in capital spending by customers in our markets. They often have broader product lines and market focus, and may not be as susceptible to downturns in a single market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.

Further, some of our competitors that have greater financial resources have offered, and in the future may offer, their products at lower prices than we offer for our competing products or on more attractive financing or payment terms, which has in the past caused, and may in the future cause, us to lose sales opportunities and the resulting revenue or to reduce our prices in response to that competition. Reductions in prices for any of our products could have a material adverse effect on our operating margins and revenue. In addition, many of our competitors have been in operation longer than we have and, therefore, have more long-standing and established relationships with domestic and foreign customers, making it difficult for us to sell to those customers.

If any of our competitors’ products or technologies were to become the industry standard, our business would be seriously harmed. If our competitors are successful in bringing their products to market earlier than us, or if these products are more technologically capable than ours, our revenue could be materially and adversely affected. In addition, certain companies that have not had a large presence in the broadband communications equipment market have begun to expand their presence in this market through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on our business. Further, our competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices, resulting in lower revenue and decreased gross margins.

If we are unable to compete at the same level as we have in the past, in any of our markets, or are forced to reduce the prices of our products in order to continue to be competitive, our operating results, financial condition and cash flows would be materially and adversely affected.

We depend on channel partners to sell our products in certain markets and regions and are subject to risks associated with these arrangements.

We utilize distributors, system integrators and value-added resellers (channel partners) to sell our products to certain customers and in certain geographic regions to improve our access to these customers and regions and to lower our overall cost of sales and post-sales support. For the year ended December 31, 2013, sales to our four largest channel partners represented 20% of our net sales. Our sales through channel partners are subject to a number of risks, including:

•	the ability of our selected channel partners to effectively sell our products to end customers;

•	our ability to continue channel partner arrangements into the future because most are for a limited term and subject to mutual agreement to extend;

•	a reduction in gross margins realized on sale of our products; and

•	a diminution of contact with end customers which, over time, could adversely impact our ability to develop new products that meet customers’ evolving requirements.

In the past, we have seen some distributors acquired and consolidated. If there were further consolidation of our distributors, this could affect our relationships with these distributors. It could also result in consolidation of distributor inventory, which could temporarily depress our revenue. In addition, changes in the inventory levels of our products held by our distributors can result in significant variability in our revenues. We have also experienced financial failure of a limited number of distributors from time to time, resulting in our inability to collect accounts receivable in full. A global economic downturn could cause financial difficulties (including bankruptcy) for our distributors and customers, which would adversely affect our results of operations.

We generally have no long-term contracts or minimum purchase commitments with any of our distributors, system integrators, value-added resellers or OEM customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Our competitors may provide incentives to any of our distributors, systems integrators, value-added resellers or OEM customers to favor their products or, in effect, to prevent or reduce sales of our products. Any of our distributors, systems integrators, value-added resellers or OEM customers may independently choose not to purchase or offer our products. Many of our distributors, system integrators and value-added resellers are small, are based in a variety of international locations, and may have relatively unsophisticated processes and limited financial resources to conduct their business. Any significant disruption of our sales to these customers, including as a result of the inability or unwillingness of these customers to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of and payment for our products, could materially and adversely affect our business, results of operations, financial condition and cash flows. In addition, our failure to continue to establish or maintain successful relationships with distributors, systems integrators, value-added resellers or OEM customers could likewise materially and adversely affect our business, results of operations and financial condition.

If contract manufacturers that we rely on encounter production, quality, financial or other difficulties, we may experience difficulty in meeting customer demands.

We rely on unaffiliated contract manufacturers, both domestically and internationally, to produce certain products or key components of products. If we are unable to arrange for sufficient production capacity among our contract manufacturers or if our contract manufacturers encounter production, quality, financial or other difficulties, including labor disturbances or geopolitical risks, or if alternative suppliers cannot be identified, we may encounter difficulty in meeting customer demands. Any such difficulties could have an adverse effect on our business, financial results and results of operations, which could be material.

If our integrated global manufacturing operations suffer production or shipping delays, we may experience difficulty in meeting customer demands.

We internally produce, both domestically and internationally, a portion of certain components used in our finished products. Disruption of our ability to produce at or distribute from these facilities due to failure of our manufacturing infrastructure, fire, electrical outage, natural disaster, acts of terrorism, shipping interruptions or some other catastrophic event could have a material adverse effect on our ability to manufacture products at our other manufacturing facilities in a cost-effective and timely manner, which could have a material adverse effect on our business, financial condition and results of operations.

If we encounter capacity constraints with respect to our internal facilities and/or existing or new contract manufacturers, it could have an adverse impact on our business.

If we do not have sufficient production capacity, either through our internal facilities and/or through independent contract manufacturers, to meet customer demand for our products, we may experience lost sales opportunities and customer relations problems, which could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on effective information management systems.

We rely on our enterprise resource planning systems to support such critical business operations as processing sales orders and invoicing; inventory control; purchasing and supply chain management; human resources; and financial reporting. If we are unable to successfully implement major systems initiatives and maintain critical information systems, we could encounter difficulties that could have a material adverse impact on our business, internal controls over financial reporting, or our ability to timely and accurately report our financial results.

Cyber-security incidents, including data security breaches or computer viruses, could harm our business by disrupting our delivery of services, damaging our reputation or exposing us to liability.

We receive, process, store and transmit, often electronically, the confidential data of our customers and others. Unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential information, the deletion or modification of records or could cause interruptions in our operations. These cyber-security risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite implemented security measures, our facilities, systems and procedures, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors or other similar events which may disrupt our delivery of services or expose the confidential information of our customers and others. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information of our customers or others, whether by us or a third party, could (i) subject us to civil and criminal penalties, (ii) have a negative impact on our reputation, or (iii) expose us to liability to our customers, third parties or government authorities. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

If our products, including material purchased from our suppliers, experience quality or performance issues, our business may suffer.

Our business depends on delivering products of consistently high quality. To this end, our products are tested for quality both by us and our customers. Nevertheless, many of our products are highly complex and testing procedures used by us and our customers are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems unforeseeable in testing), our products (including components and raw materials purchased from our suppliers and completed goods purchased for resale) may fail to perform as expected. Performance issues could result from faulty design or problems in manufacturing. We have experienced such performance issues in the past and remain exposed to such performance issues. In some cases, recall of some or all affected products, product redesigns or additional capital expenditures may be required to correct a defect. We recently agreed to replace and reinstall certain faulty products previously sold by us. In addition, we generally offer warranties on most products, the terms and conditions of which depend upon the product subject to the warranty. In some cases, we indemnify our customers against damages or losses that might arise from certain claims relating to our products. Future claims may have a material adverse effect on our business, financial condition and results of operations. Any significant or systemic product failure could also result in lost future sales of the affected product and other products, as well as reputational damage.

Our significant international operations expose us to economic, political and other risks.

We have significant international sales, manufacturing and distribution operations. We have major international manufacturing and/or distribution facilities, among others, in Australia, Brazil, China, the Czech Republic, Germany, India, Ireland, Mexico, Singapore and the United Kingdom. For the years ended December 31, 2013, 2012 and 2011, international sales represented approximately 45%, 47%, and 49%, respectively, of our consolidated net sales. In general, our international sales have lower margins than our domestic sales. To the extent international sales represent a greater percentage of our revenue, our overall margin may decline.

Our international sales, manufacturing and distribution operations are subject to the risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rates; economic and political destabilization; restrictive actions by foreign governments; wage inflation; nationalizations; the laws and policies of the United States affecting trade, exports, imports, anti-bribery, foreign investment and loans; foreign tax laws, including the ability to recover amounts paid as value-added taxes; potential restrictions on the repatriation of cash; reduced protection of intellectual property; longer customer payment cycles; compliance with local laws and regulations; armed conflict; terrorism; shipping interruptions; and major health concerns (such as infectious diseases).

In addition, foreign currency rates in many of the countries in which we operate have at times been extremely volatile and unpredictable. We may choose not to hedge or determine that we are unable to effectively hedge the risks associated with this volatility. In such cases, we may experience declines in revenue and adverse impacts on earnings and such changes could be material.

Our international operations require us to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions.

Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various international jurisdictions, and our failure to comply with these rules and regulations may expose us to liabilities. These laws and regulations may apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (FCPA). The FCPA prohibits U.S. companies and their officers, directors, employees and agents acting on their behalf from corruptly offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately and fairly reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. We are also subject to the U.K. Anti-Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating anti-corruption laws. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel in complying with applicable U.S. and international laws and regulations. However, our employees, subcontractors and agents could take actions that violate these requirements, which could adversely affect our reputation, business, financial condition and results of operations and such effects could be material.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Certain of our products are subject to export controls and may be exported only with the required export license or through an export license exception. If we were to fail to comply with export licensing, customs regulations, economic sanctions and other laws, we could be subject to substantial civil and criminal penalties, including fines for us and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, export control laws and economic sanctions prohibit the shipment of certain products to embargoed or sanctioned countries, governments and persons. While we train our employees to comply with these regulations, we cannot assure that a violation will not occur, whether knowingly or inadvertently. Any such shipment could have negative consequences including government investigations, penalties, fines, civil and criminal sanctions, and reputational harm. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in our decreased ability to export or sell our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products could adversely affect our business, financial condition and results of operations and such effects could be material.

We face risks relating to currency fluctuations and currency exchange.

On an ongoing basis we are exposed to various changes in foreign currency rates because significant sales and costs are denominated in foreign currencies. These risk factors can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as foreign exchange forward and option contracts. There can be no assurance that our risk management strategies will be effective.

We also may encounter difficulties in converting our earnings from international operations to U.S. dollars for use in the United States. These obstacles may include problems moving funds out of the countries in which the funds were earned and difficulties in collecting accounts receivable in foreign countries where the usual accounts receivable payment cycle is longer.

We may sell one or more of our product lines, from time to time, as a result of our evaluation of our products and markets, and any such divestiture could adversely affect our expenses, revenues, results of operation, cash flows and financial position.

We periodically evaluate our various product lines and may, as a result, consider the divestiture of one or more of those product lines. Any such divestiture could adversely affect our expenses, revenues, results of operations, cash flows and financial position.

Divestitures of product lines have inherent risks, including the expense of selling the product line, the possibility that any anticipated sale will not occur, possible delays in closing any sale, the risk of lower-than-expected proceeds from the sale of the divested business, unexpected costs associated with the separation of the business to be sold from our information technology and other operating systems, and potential post-closing claims for indemnification. Expected cost savings, which are offset by revenue losses from divested businesses, may also be difficult to achieve or maximize due to a fixed cost structure, and we may experience varying success in reducing fixed costs or transferring liabilities previously associated with the divested business.

Difficulties may be encountered in the realignment of manufacturing capacity and capabilities among our global manufacturing facilities that could adversely affect our ability to meet customer demands for our products.

We periodically realign manufacturing capacity among our global facilities in order to reduce costs by improving manufacturing efficiency and to strengthen our long-term competitive position. The implementation of these initiatives may include significant shifts of production capacity among facilities.

There are significant risks inherent in the implementation of these initiatives, including, but not limited to, failing to ensure that: there is adequate inventory on hand or production capacity to meet customer demand while capacity is being shifted among facilities; there is no decrease in product quality as a result of shifting capacity; adequate raw material and other service providers are available to meet the needs at the new production locations; equipment can be successfully removed, transported and re-installed; and adequate supervisory, production and support personnel are available to accommodate the shifted production.

In the event that manufacturing realignment initiatives are not successfully implemented, we could experience lost future sales and increased operating costs as well as customer relations problems, which could have a material adverse effect on our business, financial condition and results of operations.

We may need to undertake additional restructuring actions in the future.

We have previously recognized restructuring charges in response to slowdowns in demand for our products and in conjunction with implementation of initiatives to reduce costs and improve efficiency of our operations. During the three years ended December 31, 2013, we recorded net restructuring charges of $63.8 million as a result of our restructuring actions to realign and lower our cost structure and improve capacity utilization. To achieve these objectives, in 2013 we sold certain assets of our BiMetals® business and announced the planned closure of manufacturing facilities in Statesville, North Carolina and Joliet, Illinois, among other actions. Much of the production capacity from these facilities will be shifted to other existing facilities or contract manufacturers. Additional restructuring actions were initiated to realign and lower our cost structure primarily through workforce reductions at various U.S. and international facilities. To complete these announced changes and as a result of changes in business conditions and other developments, we may need to initiate additional restructuring actions that could result in workforce reductions and restructuring charges, which could be material.

We may need to recognize additional impairment charges related to goodwill, identified intangible assets and fixed assets.

We have substantial balances of goodwill and identified intangible assets. At December 31, 2013, we had a goodwill balance of $1,451 million. We are required to test goodwill for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. During the year ended December 31, 2013, a goodwill impairment charge of $36.2 million was recorded.

There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our business, financial condition and results of operations.

We have obligations under our defined benefit employee benefit plans and may be required to make plan contributions in excess of current estimates.

At December 31, 2013, the net liability for pension and other postretirement benefits was $37.0 million (benefit obligation of $317.8 million and plan assets of $280.8 million). See Note 10 to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Significant declines in the assets and/or increases in the liabilities related to these obligations as a result of changes in actuarial estimates, asset performance, interest rates or benefit changes, among others, could have a material adverse impact on our financial position and/or results of operations.

We expect to fund a material portion of our underfunded pension obligations in the U.S. through 2015 under the terms of an agreement with the Pension Benefit Guaranty Corporation (PBGC), that we entered into in connection with the 2011 closure of our Omaha production facility. We have similar exposures with respect to certain pension plans outside the U.S. Foreign plans represented 45% and 49% of the pension benefit obligation and pension plans’ assets, respectively, as of December 31, 2013. The amounts and timing of the remaining contributions we expect to make to our defined benefit plans reflect a number of actuarial and other estimates and assumptions with respect to our expected plan funding obligations. The actual amounts and timing of these contributions will depend upon a number of factors and the actual amounts and timing of our future plan funding contributions may differ materially from those presented in this Annual Report on Form 10-K.

Our financial condition may be adversely affected to the extent that we are required to make contributions to any of our defined benefit plans in excess of the amounts assumed in our current projections.

We may incur costs and may not be successful in protecting our intellectual property and in defending claims that we are infringing the intellectual property of others.

We may encounter difficulties and significant costs in protecting our intellectual property rights or obtaining rights to additional intellectual property to permit us to continue or expand our business. Other companies, including some of our largest competitors, hold intellectual property rights in our industry and the intellectual property rights of others could inhibit our ability to introduce new products unless we secure necessary licenses on commercially reasonable terms.

In addition, we have been required and may be required in the future to initiate litigation in order to enforce patents issued or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights. We also have been and may in the future be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, including against certain of the intellectual property that we have acquired through our strategic acquisitions. Any such litigation, regardless of outcome, could subject us to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on our results of operations and financial condition.

In certain markets, we may be required to address counterfeit versions of our products. We may incur significant costs in pursuing the originators of such counterfeit products and, if we are unsuccessful in eliminating them from the market, we may experience a reduction in the value of our products and/or a reduction in our net sales.

Changes to the regulatory environment in which we or our customers operate may negatively impact our business.

The telecommunications and cable television industries are subject to significant and changing federal and state regulation, both in the U.S. and other countries, including restrictions under The Restriction of Hazardous Substances Directive 2002/95/EC (RoHS), in the European Union regarding the use of certain hazardous materials used in the manufacturing of various types of electronic and electrical equipment, regulations under the Waste Electrical and Electronic Equipment Directive 2002/96/EC (WEEE), regarding the collection, recycling and recovery for electrical goods and regulations under the European Community Regulation EC 1907/2006 regulating chemicals and their safe use. As a result, such changes could adversely impact demand for our products.

Regulatory changes of more general applicability could also have a material adverse effect on our business. For example, changes to the U.S. corporate tax system have been proposed that would lead to the taxation of foreign earnings at the time they are earned rather than when they are repatriated to the U.S. Implementation of such changes would have an adverse effect on our net income and would require us to make earlier cash tax payments.

Compliance with current and future environmental laws, potential environmental liabilities and the impact of climate change may have a material adverse impact on our business, financial condition and results of operations.

We are subject to various federal, state, local and foreign environmental laws and regulations governing, among other things, discharges to air and water, management of regulated materials, handling and disposal of solid and hazardous waste, and investigation and remediation of contaminated sites. Because of the nature of our business, we have incurred and will continue to incur costs relating to compliance with or liability under these environmental laws and regulations. In addition, new laws and regulations, including those regulating the types of substances allowable in certain of our products, new or different interpretations of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation or discharge requirements, could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our financial condition and results of operations. For example, the European Union has issued RoHS and WEEE regulating the manufacture, use and disposal of electrical goods. If we are unable to comply with these and similar laws in other jurisdictions, or to sufficiently increase prices or otherwise reduce costs to offset the increased cost of compliance, it could have a material adverse effect on our business, financial condition and results of operations.

The physical effect of future climate change (such as increases in severe weather) may have an impact on our suppliers, customers, employees and facilities which we are unable to quantify, but which may be material.

Efforts to regulate emissions of GHGs, such as carbon dioxide are underway in the U.S. and other countries which could increase the cost of raw materials, production processes and transportation of our products. If we are unable to comply with such regulations, sufficiently increase prices or otherwise reduce costs to offset the increased costs of compliance, GHG regulation could have a material adverse effect on our results of operations.

Certain environmental laws impose strict and in some circumstances joint and several liability (that could result in an entity paying more than its fair share) on current or former owners or operators of a contaminated property, as well as companies that generated, disposed of or arranged for the disposal of hazardous substances at a contaminated property for the costs of investigation and remediation of the contaminated property. Our present and past facilities have been in operation for many years and over that time, in the course of those operations, hazardous substances and wastes have been used, generated and disposed of at such facilities and investigation and remediation projects are underway at a few of these sites. There can be no assurance that the contractual indemnifications we have received from prior owners and operators of certain of these facilities will continue to be honored. In addition, we have disposed of waste products either directly or through third parties at numerous disposal sites, and from time to time we have been and may be held responsible for investigation and clean-up costs at these sites where those owners and operators have been unable to remain in business. Also, there can be no guarantee that new environmental requirements or changes in their enforcement or the discovery of previously unknown conditions will not cause us to incur additional costs for environmental matters which could be material.

Our dependence on commodities subjects us to cost volatility and potential availability constraints which could have a material adverse effect on our profitability.

Our profitability may be materially affected by changes in the market price and availability of certain raw materials, most of which are linked to the commodity markets. The principal raw materials we purchase are rods, tapes, sheets, wires, tubes and hardware made of copper, steel, aluminum or brass; plastics and other polymers; and optical fiber. Fabricated copper, steel and aluminum are used in the production of coaxial and twisted pair cables and polymers are used to insulate and protect cables. Prices for copper, steel, aluminum, fluoropolymers and certain other polymers, derived from oil and natural gas, have experienced significant volatility as a result of changes in the levels of global demand, supply disruptions and other factors. As a result, we have adjusted our prices for certain products and may have to adjust prices again in the future. Delays in implementing price increases or a failure to achieve market acceptance of price increases has in the past and could in the future have a material adverse impact on our results of operations. In an environment of falling commodities prices, we may be unable to sell higher-cost inventory before implementing price decreases, which could have a material adverse impact on our business, financial condition and results of operations.

We are dependent on a limited number of key suppliers for certain raw materials and components.

For certain of our raw material and component purchases, including certain polymers, copper rod, copper and aluminum tapes, fine aluminum wire, steel wire, optical fiber, circuit boards and other electronic components, we are dependent on key suppliers. While we maintain long-term relationships, we generally do not enter into long-term contracts with our key suppliers.

Our key suppliers have in the past and could in the future experience production, operational or financial difficulties, or there may be global shortages of the raw materials or components we use, and our inability to find sources of supply on reasonable terms could have a material adverse effect on our ability to manufacture products in a cost-effective way.

We may not be able to attract and retain key employees, including our sales force.

Our business depends upon our continued ability to hire and retain key employees, including our sales force, at our operations around the world. Competition for skilled personnel and highly qualified managers in the telecommunications industry is intense. Difficulties in obtaining or retaining employees with the necessary management, technical and financial skills needed to achieve our business objectives may have a material adverse effect on our business, financial condition and results of operations.

Allegations of health risks from wireless equipment may negatively affect our results of operations.

Allegations of health risks from the electromagnetic fields generated by base stations and mobile handsets, and potential lawsuits or negative publicity relating to them, regardless of merit, could have a material adverse effect on our operations by leading consumers to reduce their use of mobile phones, reducing demand for certain of our products, or by causing us to allocate resources to address these issues.

A significant uninsured loss or a loss in excess of our insurance coverage could have a material adverse effect on our results of operations and financial condition.

We maintain insurance covering our normal business operations, including property and casualty protection that we believe is adequate. We do not generally carry insurance covering wars, acts of terrorism, earthquakes or other similar catastrophic events. We may not be able to obtain adequate insurance coverage on financially reasonable terms in the future. A significant uninsured loss or a loss in excess of our insurance coverage could have a material adverse effect on our results of operations and financial condition.

In addition, the financial health of our insurers may deteriorate and our insurers may not be able to respond if we should have claims reaching their policies.

Natural or man-made disasters or other disruptions could unfavorably affect our operations and financial performance.

Natural or man-made disasters could result in physical damage to one or more of our properties, the temporary lack of an adequate work force, temporary or long-term disruption in the supply of products from suppliers and delays in the delivery of products to our customers. Damage to our properties, the lack of an adequate workforce, disruption in the supply of products from suppliers, and delays in the delivery of our products to our customers could have a material adverse effect on our business, financial condition and results of operations.

We may experience significant variability in our quarterly or annual effective income tax rate.

We have a large and complex international tax profile and a significant level of net operating loss and other carryforwards in various jurisdictions. Variability in the mix and profitability of domestic and international activities, repatriation of earnings from foreign affiliates, changes in tax laws, identification and resolution of various tax uncertainties and the inability to realize net operating loss and other carryforwards included in deferred tax assets, among other matters, may significantly impact our effective income tax rate in the future. A significant increase in our quarterly or annual effective income tax rate could have a material adverse impact on our results of operations.

Labor unrest could have a material adverse effect on our business, results of operations and financial condition.

While none of our U.S. employees are represented by unions, substantially all of our international employees are members of unions or subject to workers’ councils or similar statutory arrangements. In addition, many of our direct and indirect customers and vendors have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or vendors, contract manufacturers or their other suppliers could result in slowdowns. Organizations responsible for shipping our products may also be impacted by strikes. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.

In general, we consider our labor relations with all of our employees to be good. However, in the future we may be subject to labor unrest. The inability to reach a new agreement could delay or disrupt our operations in the affected regions, including the acquisition of raw materials and components, the manufacture, sales and distribution of products and the provision of services. Occurrences of strikes, work stoppages or lock-outs at our facilities or at the facilities of our vendors or customers, could have a material adverse effect on our business, financial condition and results of operations.

Our future research and development projects may not be successful.

The successful development of telecommunications products can be affected by many factors. Products that appear to be promising at their early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals. There is no assurance that any of our future research and development projects will be successful or completed within the anticipated time frame or budget or that we will receive the necessary approvals from relevant authorities for the production of these newly developed products, or that these newly developed products will achieve commercial success. Even if such products can be successfully commercialized, they may not achieve the level of market acceptance that we expect.

We have incurred and will continue to incur increased costs as a result of operating as a publicly traded company, and our management will be required to devote substantial time to new compliance initiatives.

As a publicly traded company, we have incurred and will continue to incur additional legal, accounting and other expenses that we did not previously incur prior to becoming a publicly traded company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) and the rules of the Securities and Exchange Commission (the SEC) and Nasdaq, impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives as well as investor relations. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we have incurred additional costs to maintain such coverage.

Furthermore, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, the market price of our common stock could decline and we could be subject to potential delisting by Nasdaq and review by such exchange, the SEC, or other regulatory authorities, which would require the expenditure by us of additional financial and management resources. As a result, our stockholders could lose confidence in our financial reporting, which would harm our business and the market price of our common stock.

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (the DRC), and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2014 and 2015, with our initial disclosure requirements beginning in May 2016. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. We will be required to make similar certifications to our customers. If we are unable or fail to make the requisite certifications, our customers may terminate their relationship with us. Also, we may face adverse effects to our reputation if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Seasonality may cause fluctuations in our revenue and operating results.

Historically, our operations have been seasonal, with a greater portion of total net revenue and operating income occurring in the second and third fiscal quarters. As a result of this seasonality, any factors negatively affecting us during the second and third fiscal quarters of any year, including the variability of shipments under large contracts, customers’ seasonal installation considerations and variations in product mix and in profitability of individual orders, could have a material adverse effect on our financial condition and results of operations for the entire year. See “Backlog and Seasonality” included in Part I, Item 1 of this Annual Report on Form 10-K. Our quarterly results of operations also may fluctuate based upon other factors, including general economic conditions.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations with respect to our indebtedness.

As of December 31, 2013, we had approximately $2.5 billion of indebtedness on a consolidated basis, including $1,100.0 million of 8.25% Senior Notes due 2019 (the 2019 Notes), $550.0 million of Senior PIK Toggle Notes due 2020 (the 2020 Notes) and $872.8 million of senior secured term loans. We had no outstanding borrowings under our revolving credit facility and approximately $308.7 million in borrowing capacity available under our revolving credit facility, after giving effect to $54.1 million of outstanding letters of credit and the borrowing base limitations for additional secured borrowings, which borrowing capacity depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time and may further depend on lenders’ discretionary ability to impose reserves and availability blocks and to recharacterize assets that might otherwise incrementally decrease borrowing availability.

Our substantial indebtedness could have important consequences. For example, it could:

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	require us to dedicate a substantial portion of our annual cash flow for the next several years to the payment of interest on our indebtedness;

•	expose us to the risk of increased interest rates as, over the term of our debt, the interest cost on a significant portion of our indebtedness is subject to changes in interest rates;

•	place us at a competitive disadvantage compared to certain of our competitors who have less debt;

•	hinder our ability to adjust rapidly to changing market conditions;

•	limit our ability to secure adequate bank financing in the future with reasonable terms and conditions; and

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, a potential downturn in general economic conditions or in one or more of our businesses.

In addition, the indenture governing the 2019 Notes (the 2019 Notes Indenture), the indenture governing the 2020 Notes (the 2020 Notes Indenture) and the agreements governing our senior secured credit facilities contain affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur additional indebtedness or we may pay dividends in the future. This could further exacerbate the risks associated with our substantial financial leverage.

We and our subsidiaries may incur significant additional indebtedness in the future under the agreements governing our indebtedness. Although the 2019 Notes Indenture, the 2020 Notes Indenture and the credit agreements governing our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Additionally, these restrictions also will not prevent us from incurring obligations that, although preferential to our common stock in terms of payment, do not constitute indebtedness. As of December 31, 2013, we had approximately $308.7 million of additional borrowing capacity under our revolving credit facility.

In addition, if new debt is added to our and/or our subsidiaries’ debt levels, the related risks that we now face as a result of our leverage would intensify.

To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

Our operations are conducted through our subsidiaries and our ability to make cash payments on our indebtedness and to fund planned capital expenditures will depend on the earnings and the distribution of funds from our subsidiaries. However, none of our subsidiaries is obligated to make funds available to us for payment on our indebtedness. Further, the terms of the instruments governing our indebtedness significantly restrict certain of our subsidiaries from paying dividends and otherwise transferring assets to us. Our ability to make cash payments on and to refinance our indebtedness, to fund planned capital expenditures and to meet other cash requirements will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available under our senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness, including the 2019 Notes and the 2020 Notes, on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. Our indebtedness will restrict our ability to sell assets and use the proceeds from such sales.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our revolving credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our senior secured credit facilities to avoid being in default. If we breach our covenants under our senior secured credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior secured credit facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could negatively impact our business.

During periods of volatile credit markets, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including, but not limited to, extending credit up to the maximum permitted by a credit facility. If our lenders are unable to fund borrowings under their revolving credit commitments or we are unable to borrow (such as having insufficient capacity under our borrowing base), it could be difficult in such environments to obtain sufficient liquidity to meet our operational needs.

Our ability to obtain additional capital on commercially reasonable terms may be limited.

Although we believe our cash and cash equivalents as well as cash we expect to generate from operations and availability under our revolving credit facility provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively.

If we are unable to obtain capital on commercially reasonable terms, it could:

•	reduce funds available to us for purposes such as working capital, capital expenditures, research and development, strategic acquisitions and other general corporate purposes;

•	restrict our ability to introduce new products or exploit business opportunities;

•	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

•	place us at a competitive disadvantage.

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could have a material adverse effect on our financial position, results of operations and cash flows.

A worsening of global economic conditions, including concerns about sovereign debt and significant volatility in the capital, credit and commodities markets could have a material adverse effect on our financial position, results of operations and cash flows. Difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•	in the event of volatility in commodity prices, we may encounter difficulty in achieving sustained market acceptance of past or future price increases, which could have a material adverse effect on our financial position, results of operations and cash flows;

•	under difficult market conditions there can be no assurance that borrowings under our revolving credit facility would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on reasonable terms, or at all;

•	in order to respond to market conditions, we may need to seek waivers from various provisions in our senior secured credit facilities. There can be no assurance that we can obtain such waivers at a reasonable cost, if at all;

•	market conditions could cause the counterparties to the derivative financial instruments we may use to hedge our exposure to interest rate, commodity or currency fluctuations to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become more costly; and

•	market conditions could result in our key customers experiencing financial difficulties and/or electing to limit spending, which in turn could result in decreased sales and earnings for us.

Our debt obligations may limit our flexibility in managing our business.

The 2019 Notes Indenture, the 2020 Notes Indenture and the credit agreements governing our senior secured credit facilities require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios in certain situations and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations. If we were to default on the credit agreements or other debt instruments, our financial condition would be adversely affected.

CommScope Holding Company, Inc. is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations or to make future dividend payments, if any, is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our common stock, the 2019 Notes Indenture, the 2020 Notes Indenture and the credit agreements governing our senior secured credit facilities, significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent you from being able to sell your common stock at or above the price you paid for your common stock. The market price of our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•	the failure of research analysts to cover our common stock;

•	strategic actions by us, our customers or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the impact on our profitability temporarily caused by the time lag between when we experience cost increases until these increases flow through cost of sales because of our method of accounting for inventory, or the impact from our inability to pass on such price increases to our customers;

•	material litigations or government investigations;

•	changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	changes in key personnel;

•	sales of common stock by us, Carlyle or members of our management team;

•	termination of lock-up agreements with our management team and principal stockholders;

•	the granting or exercise of employee stock options;

•	volume of trading in our common stock; and

•	the realization of any risks described under this “Risk Factors” section.

In addition, in the past four years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price and cause you to lose all or part of your investment. Further, in the past, market fluctuations and price declines in a company’s stock have led to securities class action litigations. If such a suit were to arise, it could have a substantial cost and divert our resources regardless of the outcome.

If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, with auditor attestation of the effectiveness of our internal controls, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2014. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of shares of common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully comply with Section 404 requires us to be able to prepare timely and accurate financial statements. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors. Moreover, we cannot be certain that we will effectively implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude, and our independent registered public accounting firm were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on market price for our common stock, and could adversely affect our ability to access the capital markets.

We are controlled by Carlyle, whose interests in our business may be different than yours.

As of December 31, 2013, Carlyle owned approximately 76% of our common stock and is able to control our affairs in all cases. Pursuant to an amended and restated stockholders agreement, Carlyle has the right to designate up to nine of our eleven directors and a majority of the Board of Directors has been designated by Carlyle and is affiliated with Carlyle. As a result, Carlyle or its nominees to the Board of Directors have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation. So long as Carlyle continues to own a majority of our common stock, they will have the ability to control the vote in any election of directors and will have the ability to prevent any transaction that requires stockholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of Carlyle may differ from or conflict with the interests of our other stockholders. Moreover, this concentration of stock ownership may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling stockholder.

In addition, Carlyle is in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. Carlyle may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to reduce indebtedness and fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value. However, the payment of future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. The 2019 Notes Indenture, the 2020 Notes Indenture and the credit agreements governing our senior secured credit facilities also effectively limit our ability to pay dividends. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, as a result, depress the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	authorize 1,300,000,000 shares of common stock, which, to the extent unissued, could be issued without stockholder approval by the Board of Directors to increase the number of outstanding shares and to discourage a takeover attempt;

•	authorize the issuance, without stockholder approval, of blank check preferred stock that our Board of Directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	grant to the Board of Directors the sole power to set the number of directors and to fill any vacancy on the Board of Directors;

•	limit the ability of stockholders to remove directors only “for cause” if Carlyle and its affiliates collectively cease to own more than 50% of our common stock and require any such removal to be approved by holders of at least three-quarters of the outstanding shares of common stock;

•	prohibit our stockholders from calling a special meeting of stockholders if Carlyle and its affiliates collectively cease to own more than 50% of our common stock;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders, if Carlyle and its affiliates collectively cease to own more than 50% of our common stock;

•	provide that the Board of Directors is expressly authorized to adopt, or to alter or repeal our bylaws; establish advance notice and certain information requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	establish a classified Board of Directors, with three staggered terms; and

•	require the approval of holders of at least three-quarters of the outstanding shares of common stock to amend the bylaws and certain provisions of the certificate of incorporation if Carlyle and its affiliates collectively cease to own more than 50% of our common stock.

In addition, we opted out of Section 203 of the General Corporation Law of the State of Delaware (the DGCL), which, subject to some exceptions, prohibits business combinations between a Delaware corporation and an interested stockholder, which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that the stockholder became an interested stockholder.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company and may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

Future sales of our common stock in the public market could lower our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in us and may adversely affect us or the market price of our common stock.

We or Carlyle, may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions. As of December 31, 2013, we had 1,300,000,000 shares of common stock authorized and 185,861,777 shares of common stock outstanding. Shares held by Carlyle (141,466,970) and executive officers (2,354,220) and any shares that may be issued upon exercise of outstanding options by executive officers (4,732,444 vested or expected to vest before April 22, 2014) will become available for sale following the expiration of the lock-up agreements, which, without the prior consent of the representatives of the underwriters, is April 22, 2014, subject to compliance with the applicable requirements under Rule 144 of the Securities Act of 1933, as amended.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including sales that may occur pursuant to Carlyle’s registration rights and shares that may be issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. Future changes in the level of Carlyle ownership could, depending on the timing of such changes, have an adverse effect on our ability to utilize various tax attributes.

We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Carlyle continues to control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the Board of Directors consist of independent directors;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirements that director nominees are selected, or recommended for selection by the Board of Directors, either by (1) independent directors constituting a majority of the Board’s independent directors in a vote in which only independent directors participate or (2) a nominations committee comprised solely of independent directors, and that a formal written charter or board resolution, as applicable, addressing the nominations process is adopted.

We intend to utilize these exemptions for as long as we continue to qualify as a “controlled company.” While exempt, we will not have a majority of independent directors and our nominating and compensation committees will not consist entirely of independent directors and such committees will not be subject to annual performance evaluations. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our facilities are used primarily for manufacturing, distribution and administration. Facilities primarily used for manufacturing may also be used for distribution, engineering, research and development, storage, administration, sales and customer service. Facilities primarily used for administration may also be used for research and development, sales and customer service. As of December 31, 2013, our principal facilities, grouped according to the facility’s primary use, were as follows:

Location	Approximate square feet	Principal segments	Owned or leased
Administrative facilities:
Hickory, NC (1)	84,000	Corporate headquarters	Owned
Richardson, TX (1)	100,000	Wireless	Owned
Richardson, TX	75,000	Enterprise	Leased
Manufacturing and distribution facilities:
Catawba, NC (1)	1,000,000	Broadband	Owned
Joliet, IL (3)	690,000	Wireless	Leased
Claremont, NC (1)	583,000	Enterprise	Owned
Suzhou, China (2)	414,000	Wireless	Owned
Suzhou, China (2)	363,000	Broadband	Owned
Statesville, NC (1)(4)	310,000	Broadband	Owned
Reynosa, Mexico	279,000	Wireless	Owned
Goa, India (2)	236,000	Wireless	Owned
Brno, Czech Republic	150,000	Wireless	Leased
Campbellfield, Australia	133,000	Wireless	Leased
Lochgelly, United Kingdom	132,000	Wireless and Broadband	Owned
Bray, Ireland	130,000	Enterprise	Owned
Mission, TX	121,000	Wireless	Leased
McCarran, NV	120,000	Broadband	Leased
Buchdorf, Germany	109,000	Wireless	Owned
Vacant facilities and properties:
Orland Park, IL (1)(5)	—	Wireless	Owned
Newton, NC (1)(6)	455,000	Wireless	Owned
Sorocaba, Brazil (1)(7)	152,000	Wireless	Owned

(1)	Our interest in each of these properties is encumbered by a mortgage or deed of trust lien securing our senior secured credit facilities (see Note 6 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).
(2)	The buildings in these facilities are owned while the land is held under long-term lease agreements.
(3)	We have announced plans to cease manufacturing operations at this facility during 2014. This facility is currently being marketed for sublease.
(4)	The Statesville facility is expected to be vacated during 2014 and is currently being marketed for sale.
(5)	The building at the Orland Park facility has been demolished and the 73 acre parcel is vacant.
(6)	The Newton facility is currently being marketed for sale.
(7)	The Sorocaba, Brazil facility is currently being marketed for sale.

We believe that our facilities and equipment generally are well maintained, in good condition and suitable for our purposes and adequate for our present operations. While we currently have excess manufacturing capacity in certain of our facilities, utilization is subject to change based on customer demand. We can give no assurances that we will not have excess manufacturing capacity or encounter capacity constraints over the long term.

ITEM 3.	LEGAL PROCEEDINGS

We are either a plaintiff or a defendant in certain pending legal matters in the normal course of business. Management believes none of these legal matters will have a material adverse effect on our business or financial condition upon their final disposition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

Our common stock is traded on the Nasdaq Global Select Market under the symbol COMM. The following table sets forth the high and low sale prices as reported by Nasdaq for the periods indicated.

Common Stock Price Range
	High	Low

2013
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter (beginning October 25, 2013)	$19.02	$14.72

As of February 10, 2014, the approximate number of registered stockholders of record of our common stock was 34.

During 2013 and 2012, we paid cash dividends to our stockholders of $538.7 million and $200.0 million, respectively. During 2013 and 2012, we paid cash distributions to option holders of $11.3 million and $0.7 million, respectively. Although we have paid cash dividends from time to time in the past while we were a privately-held company, we do not currently intend to pay dividends in the foreseeable future, but intend to reinvest earnings in our business. The declaration and payment of any dividends in the future will be determined by our board of directors, in its discretion, and will depend on a number of factors, including our earnings, capital requirements, overall financial condition and contractual restrictions, including covenants under our senior notes and senior secured credit facilities, which may limit our ability to pay dividends.

Stock Performance Graph

PART II

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our historical selected financial data as of the dates and for the periods indicated. The data for each of the years presented are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

Five-Year Summary of Selected Financial Data

	Year Ended December 31,
	2013	2012	2011(1)		2010		2009
Results of Operations:
Net sales	$3,480,117	$3,321,885	$3,275,462		$3,188,916		$3,024,859
Gross profit	$1,200,940	$1,060,681	$830,352		$937,209		$865,404
Restructuring costs, net	$22,104	$22,993	$18,724		$59,647		$20,645
Impairments of long-lived assets	$45,529	$40,907	$126,057		$—		$—
Operating income (loss)	$329,714	$238,238	$(188,432)		$224,933		$247,533
Net interest expense	$(205,492)	$(185,557)	$(259,998)		$(97,904)		$(120,752)
Net income (loss)	$19,396	$5,353	$(392,362)		$44,099		$77,799
Earnings (Loss) Per Share Information:
Weighted average number of shares outstanding:
Basic	160,641	154,708		(3)		(3)		(3)
Diluted	164,013	155,517		(3)		(3)		(3)
Earnings (loss) per share:
Basic	$0.12	$0.03		(3)		(3)		(3)
Diluted	$0.12	$0.03		(3)		(3)		(3)
Other Information:
Net cash provided by operating activities	$237,701	$286,135	$130,995		$226,287		$483,630
Depreciation and amortization	$256,616	$262,279	$297,005		$187,207		$204,352
Additions to property, plant and equipment	$36,780	$27,957	$39,533		$35,399		$40,861
Cash dividends per share	$3.47	$1.29	$—		$—		$—

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data(2):
Cash, cash equivalents and short-term investments	$346,320	$264,375	$317,102	$706,066	$702,905
Goodwill and intangible assets	$2,872,698	$3,052,615	$3,267,497	$1,617,878	$1,716,427
Property, plant and equipment, net	$310,143	$355,212	$407,557	$343,318	$412,388
Total assets	$4,734,055	$4,793,264	$5,153,189	$3,875,452	$3,941,316
Working capital	$860,042	$737,638	$853,625	$1,256,616	$1,155,830
Long-term debt, including current maturities	$2,514,552	$2,470,770	$2,563,004	$1,346,598	$1,544,478
Stockholders’ equity	$1,088,016	$1,182,282	$1,365,089	$1,669,930	$1,548,983

(1)	The Predecessor period of January 1 – January 14, 2011 and Successor period of January 15 – December 31, 2011 have been combined for presentation of 2011 results and the combined 2011 amounts are unaudited. See Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information on the Predecessor and Successor periods.
(2)	Balance Sheet Data as of December 31, 2010 and 2009 do not reflect the application of acquisition accounting and new debt incurred as a result of the acquisition of CommScope, Inc. by Carlyle in 2011.
(3)	Excluded from presentation due to lack of comparability of shares outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to the acquisition of CommScope, Inc. by funds affiliated with The Carlyle Group. The accompanying financial information presents separately the Predecessor and Successor accounting periods. To facilitate the discussion of the comparative periods, management presents certain financial information for the year ended December 31, 2011 on a combined basis. The year ended December 31, 2011 combined information includes the effects of purchase accounting and the related financing from the date of the acquisition. The year ended December 31, 2011 combined financial information represents the aggregation of the period from January 1, 2011 until January 14, 2011 and the period from January 15, 2011 until December 31, 2011. The combined financial information does not comply with U.S. GAAP and does not purport either to represent actual results or to be indicative of results we might achieve in future periods. It does not include the pro forma effects of the acquisition as if it had occurred on January 1, 2011. In addition, the following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included in Part I, Item 1A or in other parts of this Annual Report on Form 10-K.

OVERVIEW

We are a leading global provider of connectivity and essential infrastructure solutions for wireless, business enterprise and residential broadband networks. We help our customers solve communications challenges by providing critical radio frequency (RF) solutions, intelligent connectivity and cabling platforms, data center and intelligent building infrastructure and broadband access solutions.

We serve our customers through three operating segments: Wireless, Enterprise and Broadband. We believe that we are the only company in the world with a significant leadership position in connectivity and essential infrastructure solutions for the wireless, enterprise and residential broadband networks. Through our Andrew brand, we are the global leader in providing merchant RF wireless network connectivity solutions and small cell distributed antenna systems (DAS) solutions. Through our SYSTIMAX and Uniprise brands, we are the global leader in enterprise connectivity solutions, delivering a complete end-to-end physical layer solution, including connectivity and cables, enclosures, data center and network intelligence software, in-building wireless, advanced LED lighting systems management and network design services for enterprise applications and data centers. We are also a premier manufacturer of coaxial and fiber optic cable for residential broadband networks globally.

During the periods presented below, the primary sources of revenue for our Wireless segment were (i) product sales of primarily passive transmission devices for the wireless infrastructure market including base station and microwave antennas, hybrid fiber-feeder and power cables, coaxial cable connectors and backup power solutions and equipment primarily used by wireless operators, (ii) product sales of active electronic devices and services including power amplifiers, filters and tower-mounted amplifiers and (iii) engineering and consulting services and products like small cell DAS that are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive such as commercial buildings, urban areas, stadiums and transportation systems. Demand for Wireless segment products depends primarily on capital spending by wireless operators to expand their distribution networks or to increase the capacity of their networks.

The primary source of revenue for our Enterprise segment was sales of optical fiber and twisted pair structured cabling solutions and intelligent infrastructure products and software to large, multinational companies, primarily through a global network of distributors, system integrators and value-added resellers. Demand for Enterprise segment products depends primarily on information technology spending by enterprises, such as communications projects in new data centers, buildings or campuses, building expansions or upgrades of network systems within buildings, campuses or data centers.

During 2013, we acquired iTRACS Corporation (iTRACS), a provider of enterprise-class data center infrastructure management (DCIM) solutions, for $34.0 million, and Redwood Systems, Inc. (Redwood), a provider of advanced LED lighting control and high-density sensor solutions for data centers and buildings, for $22.2 million. The purchase price for Redwood consisted of an initial payment of $9.8 million and contingent consideration with an estimated fair value of $12.4 million as of the acquisition date. The contingent consideration is payable in 2015 and could range from zero to $37.25 million. The amount to be paid for contingent consideration will be based on achievement of sales targets for Redwood products with the maximum level of payout reached with $55.0 million of sales by July 31, 2015. There are also retention amounts payable in 2015 of up to $11.75 million, based on the same revenue targets.

The primary source of revenue for our Broadband segment was product sales to cable television system operators, including cable and communications products that support the multichannel video, voice and high-speed data services of multi-system operators (MSOs) and coaxial and fiber optic cable for residential broadband networks. Demand for our Broadband segment products depends primarily on capital spending by cable television system operators for maintaining, constructing and rebuilding or upgrading their systems.

Our future financial condition and performance will be largely dependent upon: global spending by wireless operators; global spending by business enterprises on information technology; investment by cable operators and communications companies in the video and communications infrastructure; overall global business conditions; and our ability to manage costs successfully among our global operations. We have experienced significant increases and greater volatility in raw material prices during the past several years as a result of increased global demand, supply disruptions and other factors. We attempt to mitigate the risk of increases in raw material price volatility through effective requirements planning, working closely with key suppliers to obtain the best possible pricing and delivery terms and implementing price increases. Delays in implementing price increases, failure to achieve market acceptance of price increases, or price reductions in response to a rapid decline in raw material costs has in the past and could in the future have a material adverse impact on the results of our operations. Our profitability is also affected by the mix and volume of sales among our various product groups and between domestic and international customers and competitive pricing pressures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. Management bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when changes in events or circumstances indicate that revisions may be necessary.

The following critical accounting policies and estimates reflected in our financial statements are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events. While we have generally not experienced significant deviations from our critical estimates in the past, it is reasonably possible that these estimates may ultimately differ materially from actual results. See Note 2 in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of all of our significant accounting policies.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The majority of our revenue comes from product sales. Revenue from product sales is recognized when the risks and rewards of ownership have passed to the customer and revenue is measurable. Revenue is not recognized related to products sold to contract manufacturers that the Company anticipates repurchasing in order to complete the sale to the ultimate customer.

Revenue for certain of the Company’s products is derived from multiple-element contracts. The value of the revenue elements within these contracts is allocated based on the relative selling price of each element. The relative selling price is determined using vendor-specific objective evidence of selling price or other third party evidence of selling price, if available. If these forms of evidence are unavailable, revenue is allocated among elements based on management’s best estimate of the stand-alone selling price of each element.

Certain revenue arrangements are for the sale of software and services. Revenue for software products is recognized based on the timing of customer acceptance of the specific revenue elements. The fair value of each revenue element is determined based on vendor-specific objective evidence of fair value determined by the stand-alone pricing of each element. These contracts typically contain post-contract support (PCS) services which are sold both as part of a bundled product offering and as a separate contract. Revenue for PCS services is recognized ratably over the term of the PCS contract. Other service revenue is typically recognized once the service is performed or over the period of time covered by the arrangement.

We record reductions to revenue for anticipated sales returns as well as customer programs and incentive offerings, such as discounts, allowances, rebates and distributor price protection programs. These estimates are based on contract terms, historical experience, inventory levels in the distributor channel and other factors.

Management generally believes it has sufficient historical experience to allow for reasonable and reliable estimation of these reductions to revenue. However, deteriorating market conditions could result in increased sales returns and allowances and potential distributor price protection incentives, resulting in future reductions to revenue. If management does not have sufficient historical experience to make a reasonable estimation of these reductions to revenue, recognition of the revenue is deferred until management believes there is a sufficient basis to recognize such revenue.

Inventory Reserves

We maintain reserves to reduce the value of inventory based on the lower of cost or market principle, including allowances for excess and obsolete inventory. These reserves are based on management’s assumptions about and analysis of relevant factors including current levels of orders and backlog, forecasted demand, market conditions and new products or innovations that diminish the value of existing inventories. If actual market conditions deteriorate from those anticipated by management, additional allowances for excess and obsolete inventory could be required.

Product Warranty Reserves

We recognize a liability for the estimated claims that may be paid under our customer warranty agreements to remedy potential deficiencies of quality or performance of our products. The product warranties extend over periods ranging from one to twenty-five years from the date of sale, depending upon the product subject to the warranty. We record a provision for estimated future warranty claims based upon the historical relationship of warranty claims to sales and specifically identified warranty issues. We base our estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revise our estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is reasonably possible that they may ultimately differ materially from actual results, including in the case of a significant product failure.

Tax Valuation Allowances, Liabilities for Unrecognized Tax Benefits and Other Tax Reserves

We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider the amounts, character, source and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. We maintain an existing valuation allowance until sufficient positive evidence exists to support its reversal. Changes in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances. If we determine that we will not be able to realize all or part of a deferred tax asset in the future, an increase to an income tax valuation allowance would be charged to earnings in the period such determination was made.

We recognize income tax benefits related to particular tax positions only when it is considered more likely than not that the tax position will be sustained if examined on its technical merits by tax authorities. The amount of benefit recognized is the largest amount of tax benefit that is evaluated to be greater than 50% likely to be realized. Considerable judgment is required to evaluate the technical merits of various positions and to evaluate the likely amount of benefit to be realized. Lapses in statutes of limitations, developments in tax laws, regulations and interpretations, and changes in assessments of the likely outcome of uncertain tax positions could have a material impact on the overall tax provision.

We establish deferred tax liabilities for the estimated tax cost associated with foreign earnings that we do not consider permanently reinvested. These liabilities are subject to adjustment if we determine that foreign earnings previously considered to be permanently reinvested should no longer be so considered.

We also establish allowances related to value added and similar tax recoverables when it is considered probable that those assets are not recoverable. Changes in the probability of recovery or in the estimates of the amount recoverable are recognized in the period such determination is made and may be material to earnings.

Asset Impairment Reviews

Impairment Reviews of Goodwill

We test goodwill for impairment annually as of October 1 and on an interim basis when events occur or circumstances indicate the carrying value may no longer be recoverable. Goodwill is evaluated at the reporting unit level, which may be the same as a reportable segment or a level below a reportable segment. Step one of the goodwill impairment test is a comparison of the carrying value of a reporting unit to its estimated fair value. We estimate the fair value of a reporting unit through the use of a discounted cash flow (DCF) valuation model. The significant assumptions in the DCF model are the annual revenue growth rate, the annual operating income margin and the discount rate used to determine the present value of the cash flow projections. Among other inputs, the annual revenue growth rate and operating income margin are determined by management using historical performance trends, industry data, insight derived from customers, relevant changes in the reporting unit’s underlying business and other market trends that may affect the reporting unit. The discount rate is based on the estimated weighted average cost of capital as of the test date of market participants in the industry in which the reporting unit operates. The assumptions used in the DCF model are subject to significant judgment and uncertainty. Changes in projected revenue growth rates, projected operating income margins or estimated discount rates due to uncertain market conditions, loss of one or more key customers, changes in technology, or other factors, could result in one or more of our reporting units with a significant amount of goodwill failing step one of the goodwill impairment test in the future. It is possible that future impairment reviews may indicate additional impairments of goodwill, which could be material to our results of operations and financial position. Our historical or projected revenues or cash flows may not be indicative of actual future results.

The goodwill balances by reporting unit as of December 31, 2013 and 2012 were as follows (in millions):

Reportable Segment	Reporting Unit	December 31, 2013	December 31, 2012
Wireless	Cable Products	$280.1	$280.1
Wireless	Base Station Antennas	168.3	172.0
Wireless	Microwave Antenna Group	131.1	131.1
Wireless	Distributed Coverage and Capacity Solutions	161.4	161.4
Enterprise	Enterprise	659.5	636.5
Broadband	Broadband	50.1	92.8

Total		$1,450.5	$1,473.9

2013 Interim Goodwill Analysis

During the first six months of 2013, the Broadband segment experienced lower than expected levels of sales and operating income. Management considered these results and the longer term effect of market conditions on the continued operations of the business and determined that an indicator of possible impairment existed. A step one goodwill impairment test was performed using a DCF valuation model. Based on the estimated fair values generated by the DCF model, the Broadband segment did not pass step one of the goodwill impairment test. Accordingly, a step two analysis was completed and a $36.2 million impairment charge was recorded. The goodwill impairment charge resulted primarily from lower projected operating results than those assumed during the 2012 annual impairment test. The weighted average discount rate used in the interim impairment test for the Broadband reporting unit was 11.0% compared to 11.5% that was used in the 2012 annual goodwill impairment test.

2013 Annual Goodwill Analysis

The annual test of goodwill was performed for each of the reporting units with goodwill balances as of October 1, 2013. The test was performed using a DCF valuation model. Based on the estimated fair values generated by our DCF models, no reporting units failed step one of the annual goodwill impairment test.

A summary of the excess (deficit) of estimated fair value over (under) the carrying value of the reporting unit as a percent of the carrying value as of the annual impairment test dates and the effect of changes in the key assumptions, assuming all other assumptions remain constant, is as follows:

		Excess (deficit) of estimated fair value over (under) the carrying value as a percent of carrying value
Reportable Segment	Reporting Unit	Actual Valuation	Decrease of 0.5% in Annual Revenue Growth Rate	Decrease of 0.5% in Annual Operating Income Margin	Increase of 0.5% in Discount Rate
Wireless	Cable Products	42.3%	39.7%	38.2%	35.7%
Wireless	Base Station Antennas	60.3	57.5	56.2	53.7
Wireless	Microwave Antenna Group	7.9	5.8	4.5	2.0
Wireless	Distributed Coverage and Capacity Solutions	139.7	134.7	134.8	127.6
Enterprise	Enterprise	48.9	45.6	45.1	39.4
Broadband	Broadband	7.4	6.3	2.1	3.4

The weighted average discount rates used in the 2013 annual test were 11.8% for the Wireless reporting units and 11.0% for both the Enterprise and Broadband reporting units. These discount rates were slightly lower than those used in the 2012 annual goodwill impairment test.

Definite-Lived Intangible Assets and Other Long-Lived Assets

Management reviews definite-lived intangible assets, investments and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. This analysis differs from our goodwill impairment analysis in that an intangible asset impairment is only deemed to have occurred if the sum of the forecasted undiscounted future net cash flows related to the assets being evaluated is less than the carrying value of the assets. If the forecasted net cash flows are less than the carrying value, then the asset is written down to its estimated fair value. Changes in the estimates of forecasted net cash flows may cause additional asset impairments, which could result in charges that are material to our results of operations. The net carrying value of our definite-lived intangible assets was $1.4 billion and $1.6 billion as of December 31, 2013 and 2012, respectively.

During 2013, we recorded a $3.6 million impairment charge on a facility that was being marketed for sale and a $5.7 million pretax impairment charge for certain production equipment and intellectual property that will no longer be utilized. Both of these impairment charges were recorded in our Wireless segment.

During 2012, we revised our outlook for a reporting unit within the Wireless segment that provides location based mobile applications, resulting in a decrease in expected future cash flows. As a result of these reduced expectations, due in part to reduced expectations of customer demand, certain intangible assets and property, plant and equipment were determined to be impaired. We recognized a pretax impairment charge of $35.0 million. Also during 2012, as a result of a shift in customer demand, we determined that the carrying value of certain production equipment was no longer recoverable. We recognized an additional pretax impairment charge of $5.9 million within the Wireless segment.

During 2011, as a result of reduced expectations of future cash flows from certain intangible assets identified in the acquisition of CommScope, Inc. by Carlyle, we determined that these assets were impaired, and we recognized a pretax impairment charge in our Wireless segment of $45.9 million.

RESULTS OF OPERATIONS

Comparison of results of operations for the year ended December 31, 2013 with the year ended December 31, 2012

	Year Ended December 31,
	2013		2012
	Amount	% of net sales	Amount	% of net sales	$ change	% change
	(dollars in millions, except per share data)
Net sales	$3,480.1	100.0%	$3,321.9	100.0%	$158.2	4.8%
Gross profit	1,200.9	34.5	1,060.7	31.9	140.2	13.2
Selling, general and administrative expense	502.3	14.4	461.1	13.9	41.2	8.9
Reasearch and development expense	126.4	3.6	121.7	3.7	4.7	3.9
Amortization of purchased intangible assets	174.9	5.0	175.7	5.3	(0.8)	(0.5)
Restructuring costs, net	22.1	0.6	23.0	0.7	(0.9)	(3.9)
Asset impairments	45.5	1.3	40.9	1.2	4.6	11.2
Net interest expense	205.5	5.9	185.6	5.6	19.9	10.7
Other expense, net	48.0	1.4	15.4	0.5	32.6	211.7
Income tax expense	56.8	1.6	31.9	1.0	24.9	78.1
Net income	$19.4	0.6%	$5.4	0.2%	$14.0	259.3%
Earnings per diluted share	$0.12		$0.03

Net sales. The increase in net sales for 2013 compared to 2012 was primarily attributable to higher sales to domestic wireless operators in the Wireless segment as they continued to expand 4G coverage and capacity. This increase was partially offset by lower net sales in the Broadband and Enterprise segments. In addition to the growth in the U.S., net sales were higher in the Central and Latin America (CALA) and Europe, Middle East and Africa (EMEA) regions partially offset by lower sales in the Asia Pacific (APAC) region for 2013 compared with 2012. Foreign exchange rates negatively affected net sales by less than 1% for 2013 as compared to 2012. Acquisitions had an immaterial favorable effect on 2013 net sales. For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales). Gross profit and gross profit margin increased for 2013 primarily due to higher sales volumes, a favorable change in the mix of products sold and benefits from cost savings initiatives. Cost of sales for 2013 and 2012 included charges of $2.1 million and $8.9 million, respectively, related to a warranty matter within the Broadband segment for products sold in 2006 and 2007.

Our gross profit margin for 2013 was 34.5% compared to 31.9% for the prior year. The higher gross profit margin for 2013 is primarily due to higher net sales, favorable changes in the mix of products sold, the benefit of cost savings initiatives and the impact of a favorable commodities environment.

Selling, general and administrative expense. Selling, general and administrative (SG&A) expense increased for 2013 compared to 2012 primarily as a result of the $20.2 million fee paid to terminate the Carlyle management agreement, incremental SG&A costs from the iTRACS and Redwood acquisitions, additional sales expense in certain target markets and increases in incentive compensation costs. These costs were partially offset by benefits from cost reduction initiatives and a decrease in bad debt expense.

Research and development. Research and development (R&D) expense was higher for 2013 compared to 2012 primarily due to R&D spending added by the iTRACS and Redwood acquisitions that was partially offset by the benefit of cost savings initiatives, which included the closure in 2012 of a facility in New Jersey. R&D expense as a percentage of net sales for 2013 was essentially unchanged compared to 2012. R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets. The amortization of purchased intangible assets was $0.8 million lower in 2013 than 2012 due to the impairment that was recognized on certain intangible assets in 2012, partially offset by the additional amortization resulting from the acquisitions of iTRACS and Redwood. The amortization is primarily related to intangible assets established as a result of applying acquisition accounting following the 2011 Carlyle acquisition of CommScope, Inc.

Restructuring costs, net. We recognized net restructuring costs of $22.1 million during 2013 compared with $23.0 million during 2012. Restructuring costs of $40.8 million in 2013 were partially offset by a gain of $18.7 million on the sale of certain assets of our BiMetals business in the Broadband segment. The costs incurred in 2013 were primarily from the announced closing of two manufacturing operations in the U.S. and costs incurred to consolidate a portion of those operations into our existing facilities, as well as workforce reductions in a continued effort to realign and lower our cost structure. The restructuring costs recognized in 2012 were primarily related to announced workforce reductions at certain domestic and international facilities.

We expect to incur additional pretax costs of $5 million to $6 million in 2014 related to completing actions announced to date. We also anticipate an additional restructuring charge, that may be material, related to the leased manufacturing space at the Joliet, Illinois facility that is expected to be vacated in 2014. Additional restructuring actions may be identified and resulting charges and cash requirements could be material.

Asset impairments. We recognized impairment charges of $45.5 million in 2013 consisting of a $36.2 million impairment of goodwill in the Broadband segment and a $9.3 million impairment of long-lived assets in the Wireless segment. We recognized impairment charges of $40.9 million in 2012 related to long-lived assets in the Wireless segment. It is possible that we may incur additional asset impairment charges in future periods.

Net interest expense. We incurred net interest expense of $205.5 million for 2013 compared to $185.6 million for 2012. Interest expense on the 2020 Notes issued in May 2013 was $22.5 million during 2013. In addition, interest expense for 2013 included a write-off of deferred financing costs of $7.9 million related to the redemption of $400.0 million of the 2019 Notes with the net proceeds of the Company’s initial public offering. As a result of amending our senior secured term loans and making a voluntary term loan repayment of $100.0 million during 2013, interest expense included a write-off of deferred financing costs and original issue discount of $3.4 million. Partially offsetting these increases were interest savings from rate reductions that resulted from the term loan amendments. Interest expense for 2012 included a $3.1 million write-off of deferred financing costs and original issue discount related to amendments to the senior secured term loan and asset-based revolving credit facility completed during 2012.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of deferred financing costs and original issue discount and assuming the cash interest rate on the 2020 Notes, was 6.89% as of December 31, 2013 and 7.33% as of December 31, 2012.

Other expense, net. In connection with the redemption of $400.0 million of the 2019 Notes in 2013, we paid a premium of $33.0 million that was recorded in other expense, net. Foreign exchange losses of $9.8 million were included in other expense, net for 2013 compared to $7.0 million for 2012. We incurred costs of $3.3 million during 2013 related to amending our senior secured term loans compared to costs of $1.7 million during 2012 related to the amendments of our senior secured term loan and revolving credit facility. Also included in other expense, net for 2013 was the Company’s share of losses in our equity investments of $1.4 million as compared to $3.4 million in 2012. Additionally, other expense, net included the impairment of one such investment of $0.8 million and $2.6 million for 2013 and 2012, respectively.

Income taxes. For 2013, the effective income tax rate included the impact of a $36.2 million goodwill impairment charge that is not deductible for income tax purposes. In addition to the impairment charge, the effective tax rate for 2013 reflected increases in valuation allowances and losses in certain foreign jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable.

The effective income tax rate for 2012 was affected by various true-up items related to prior year tax returns, changes in valuation allowances and additional tax expense related to income tax uncertainties. In addition to these items, the effective income tax rate for the prior year was also impacted by losses in certain foreign jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable.

Excluding the items listed above, the effective income tax rate for 2013 and 2012 was higher than the statutory rate of 35% primarily due to the provision for state income taxes and certain tax costs associated with repatriation of foreign earnings.

We generally expect that our effective income tax rate will continue to reflect a minimal benefit from lower tax rates on operations outside the U.S. due to our expectation that a significant portion of earnings from such operations will be repatriated to the U.S.

Segment Results

	For the Year Ended December 31,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
Wireless	$2,174.2	62.5%	$1,917.1	57.7%	$257.1	13.4%
Enterprise	827.9	23.8	846.5	25.5	(18.6)	(2.2)
Broadband	484.6	13.9	564.0	17.0	(79.4)	(14.1)
Inter-segment eliminations	(6.6)	(0.2)	(5.7)	(0.2)	(0.9)	15.8

Consolidated net sales	$3,480.1	100.0%	$3,321.9	100.0%	$158.2	4.8%

Total domestic sales	$1,903.0	54.7%	$1,754.3	52.8%	$148.7	8.5%
Total international sales	1,577.1	45.3	1,567.6	47.2	9.5	0.6

Total worldwide sales	$3,480.1	100.0%	$3,321.9	100.0%	$158.2	4.8%

Operating income (loss) by segment:
Wireless	$303.4	14.0%	$106.7	5.6%	$196.7	184.3%
Enterprise	66.7	8.1	119.6	14.1	(52.9)	(44.2)
Broadband	(40.4)	(8.3)	11.9	2.1	(52.3)	NM

Consolidated operating income	$329.7	9.5%	$238.2	7.2%	$91.5	38.4%

NM - Not meaningful

Wireless Segment

We are the global leader in providing merchant RF wireless network connectivity solutions and small cell DAS solutions. Our solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy both macro cell sites and small cell DAS solutions to meet 2G, 3G and 4G cellular coverage and capacity requirements. Our macro cell site solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors, amplifiers, filters and backup power solutions. Our small cell DAS solutions are primarily comprised of distributed antenna systems that allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems.

The Wireless segment net sales increased in all major geographic regions for 2013 compared to 2012. Net sales growth was particularly strong in the U.S. as a result of higher investment in 4G/LTE solutions by U.S. wireless operators. Sales to a major Middle Eastern wireless operator also benefited Wireless segment net sales in 2013. Foreign exchange rate changes had a negligible negative impact on Wireless segment net sales for 2013 compared to 2012.

We expect demand for our Wireless products to continue to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services (including 4G deployments) in developed markets. Uncertainty in the global economy or a particular region may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales.

Wireless segment operating income increased $196.7 million in 2013 as compared to 2012 primarily due to the higher level of net sales, a favorable mix of products sold and the benefit of cost reduction initiatives. In addition to these improvements, the Wireless segment also experienced a $31.6 million reduction in asset impairment charges. These increases to operating income were partially offset by the portion of the Carlyle management agreement termination fee that was allocated to the Wireless segment ($11.6 million) and $2.4 million of higher restructuring charges.

Enterprise Segment

We are the global leader in enterprise connectivity solutions for data centers and commercial buildings. We provide voice, video, data and converged solutions that support mission-critical, high-bandwidth applications, including storage area networks, streaming media, data backhaul, cloud applications and grid computing. These comprehensive solutions, sold primarily under the SYSTIMAX and Uniprise brands, include optical fiber and twisted pair structured cabling solutions, intelligent infrastructure software, network rack and cabinet enclosures, intelligent building sensors, advanced LED lighting control systems and network design services.

The Enterprise segment experienced a decrease in net sales for 2013 compared to 2012 primarily due to lower net sales in the APAC and EMEA regions that were partially offset by an increase in sales in the CALA region. Enterprise segment net sales in North America were essentially unchanged in 2013 as compared to 2012. Net sales for 2013 that resulted from the 2013 acquisitions of iTRACS and Redwood were not significant to the Enterprise segment. Foreign exchange rate changes had a negligible negative impact on Enterprise segment net sales for 2013 as compared to 2012.

We expect long-term demand for Enterprise products to be driven by global information technology spending and the ongoing need for bandwidth, which creates demand for high-performance structured cabling solutions in the enterprise market. Uncertain global economic conditions, an ongoing slowdown in commercial construction activity, uncertain levels of information technology spending and reduction in the levels of distributor inventories may negatively affect demand for our products.

The decrease in Enterprise segment operating income for 2013 as compared to 2012 was primarily attributable to lower sales (mainly resulting from an increase in discounting for certain projects), $4.8 million of higher restructuring costs, the allocation of $5.4 million of the Carlyle management agreement termination fee and the impact of iTRACS and Redwood, as investments are made to develop product offerings and integrate the acquired businesses.

Broadband Segment

We are a global leader in providing cable and communications products that support the multichannel video, voice and high-speed data services provided by MSOs. We believe we are the leading global manufacturer of coaxial cable for HFC networks and a leading supplier of fiber optic cable for North American MSOs.

Broadband segment net sales decreased for 2013 as compared to 2012 in all major geographic regions primarily as a result of the completion of large international projects and the impact of decreased U.S. federal stimulus spending. Foreign exchange rate changes had a negligible negative impact on Broadband segment net sales for 2013 as compared to 2012.

We expect demand for Broadband products to continue to be influenced by ongoing maintenance requirements of cable networks, cable providers’ competition with telecommunication service providers and activity in the residential construction market. Spending by our Broadband customers on maintaining and upgrading networks is expected to continue, though it may be influenced by the extent to which residential construction activity improves and by continued uncertain regional and global economic conditions.

Broadband segment operating income decreased $52.3 million in 2013 compared to 2012 primarily due to goodwill impairment charges of $36.2 million in 2013, lower sales volumes, less favorable pricing and mix of products sold and the allocation of $3.2 million of the Carlyle management agreement termination fee. These decreases were partially offset by an $8.1 million reduction in net restructuring costs, which included an $18.7 million gain on the sale of certain assets of the BiMetals business. Broadband segment operating income (loss) for 2013 and 2012 included charges of $2.1 million and $8.9 million, respectively, related to a warranty matter for products sold in 2006 and 2007.

Comparison of results of operations for the year ended December 31, 2012 (Successor) with the combined periods January 15 – December 31, 2011 (Successor) and January 1 – January 14, 2011 (Predecessor)

	Successor		Successor		Predecessor
	Year Ended December 31, 2012		January 15 - December 31, 2011		January 1 - January 14, 2011		2012 Compared to Combined 2011
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	$ change	% change
	(dollars in millions, except per share data)
Net sales	$3,321.9	100.0%	$3,186.4	100.0%	$89.0	100.0%	$46.5	1.4%
Gross profit	1,060.7	31.9	812.1	25.5	18.3	20.6	230.3	27.7
SG&A expense	461.1	13.9	517.9	16.3	63.6	71.5	(120.4)	(20.7)
R&D expense	121.7	3.7	112.9	3.5	5.3	6.0	3.5	3.0

Amortization of purchased intangible assets	175.7	5.3	171.2	5.4	3.1	3.5	1.4	0.8
Restructuring costs, net	23.0	0.7	18.7	0.6	—	—	4.3	23.0
Asset impairments	40.9	1.2	126.1	4.0	—	—	(85.2)	(67.6)
Net interest expense	185.6	5.6	184.0	5.8	76.0	85.4	(74.4)	(28.6)
Other expense, net	15.4	0.5	12.9	0.4	41.4	46.5	(38.9)	(71.6)
Income tax (expense) benefit	(31.9)	(1.0)	79.3	2.5	31.1	34.9	(142.3)	NM
Net income (loss)	5.4	0.2%	(252.3)	(7.9)%	(140.1)	(157.4)%	397.8	NM
Earnings (loss) per diluted share	$0.03		$(1.63)		$(1.47)

NM - Not meaningful

Net sales. The increase in net sales during 2012 compared to 2011 was attributable to our Wireless and Broadband segments, which included $72.1 million of incremental sales from the 2011 acquisitions of Argus Technologies (Argus) and LiquidxStream Systems Inc. (LiquidxStream). Offsetting these improvements was a decrease in Enterprise segment net sales. Strong net sales in the U.S. were partially offset by lower net sales in the EMEA and CALA regions. Foreign exchange rates negatively affected net sales by approximately 1% for 2012 as compared to 2011. For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales). Cost of sales for 2012 included charges of $8.9 million related to a warranty matter within the Broadband segment for products sold in 2006 and 2007. Cost of sales for 2011 included the negative impact of $106.0 million of purchase accounting adjustments, primarily related to the increase in cost of sales resulting from the step-up of inventory to its estimated fair value less the estimated costs associated with its sale. Also included in 2011 cost of sales was a litigation charge of $7.0 million related to a settlement of a lawsuit.

Our gross profit margin for 2012 was 31.9% compared to 25.4% for the prior year. Excluding the impact of the warranty charge, purchase accounting adjustments and the litigation charge, gross profit for 2012 and 2011 was 32.2% and 28.8%, respectively. The higher adjusted gross profit margin for 2012 is primarily due to the impact of lower raw materials costs, the benefit of cost savings initiatives and favorable changes in the mix of products sold.

Selling, general and administrative expense. SG&A expense for 2012 decreased as compared to 2011 primarily as the result of acquisition-related costs of $132.6 million incurred in 2011 as well as the impact of cost reduction initiatives on 2012. These benefits were partially offset by higher incentive compensation costs during 2012. Excluding the acquisition-related costs, SG&A as a percentage of net sales was 13.7% for 2011. The increase in SG&A as a percentage of sales for 2012 as compared to the prior year period is due to higher incentive compensation costs partially offset by the positive impact of cost reduction initiatives on 2012.

Research and development. R&D expense was slightly higher for 2012 as compared to 2011. R&D expense as a percentage of net sales increased to 3.7% for 2012 compared to 3.6% for 2011, primarily due to the acquisitions during 2011 of LiquidxStream and Argus.

Amortization of purchased intangible assets. The amortization of purchased intangible assets was $1.4 million higher in 2012 as compared to 2011 primarily as a result of additional amortization related to the acquisitions of Argus and LiquidxStream as well as recognizing a full first quarter of amortization in 2012 as compared to a partial first quarter in 2011 related to the Carlyle acquisition. These increases were partially offset by a decrease in amortization due to impairments of certain intangible assets recorded in the fourth quarter of 2011 and the third quarter of 2012. The amortization is primarily related to intangible assets established as a result of applying purchase accounting following the Carlyle acquisition of CommScope, Inc.

Restructuring costs, net. We recognized net pretax restructuring costs of $23.0 million during 2012 compared with $18.7 million in 2011. The restructuring costs recognized in 2012 were primarily related to announced workforce reductions at certain domestic and international facilities. The restructuring costs recognized in 2011 were primarily related to restructuring actions that were initiated in 2011 and have resulted in workforce reductions, mainly at certain manufacturing facilities. Equipment relocation costs and adjustments to the estimated cost of workforce reductions that were related to restructuring initiatives that began in 2010 were also recognized as restructuring costs in 2011.

Net interest income (expense). We incurred net interest expense of $185.6 million during 2012 compared to $260.0 million for 2011. As a result of amending the senior secured term loan and asset-based revolving credit facility during 2012, interest expense included the write-off of $3.1 million of original issue discount and deferred financing costs. Net interest expense for 2011 included a charge of $48.0 million for the interest make-whole payment related to the repayment of the 3.25% convertible notes and $26.0 million related to the write-off of deferred financing costs in connection with the repayment of the pre-acquisition debt. Excluding these charges, net interest expense decreased as a result of decreased levels of outstanding debt and lower interest rates on outstanding borrowings.

Other expense, net. Foreign exchange losses of $7.0 million and $10.0 million are included in net other expense for 2012 and 2011, respectively. Also included in net other expense for 2012 are the Company’s share of losses in our equity investments of $3.4 million and the impairment of one such investment of $2.6 million. For 2011, net other expense included $2.5 million of our share of losses in our equity investments. Net other expense for 2011 includes a pretax, non-deductible loss of $41.8 million on the extinguishment of CommScope, Inc.’s 3.25% convertible notes.

Income taxes. The effective income tax rate was higher than the statutory rate of 35% primarily due to certain tax costs associated with repatriation of foreign earnings, not reflecting benefits for current year losses in certain jurisdictions where we have determined that these benefits are not likely to be realized and various true-up items related to prior year U.S., state and foreign tax returns.

The effective income tax rate for 2011 included the impact of $89.8 million of acquisition-related costs that are not deductible for tax purposes as well as $126.1 million of goodwill and other intangible asset impairment charges for which we recognized $16.7 million in income tax benefits. The income tax benefit for 2011 was affected by increases in the valuation allowance and additional tax expense recognized related to income tax uncertainties.

Segment Results

Our three reportable segments, which align with the manner in which the business is managed, are Wireless, Enterprise and Broadband. Prior year amounts have been restated to conform to the current year presentation.

	Successor		Successor		Predecessor
	Year Ended December 31, 2012		January 15 - December 31, 2011		January 1 - January 14, 2011		2012 Compared to Combined 2011
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	$ change	% change
	(dollars in millions)
Net sales by segment:
Wireless	$1,917.1	57.7%	$1,774.1	55.7%	$52.5	59.0%	$90.5	5.0%
Enterprise	846.5	25.5	881.6	27.7	23.1	26.0	(58.2)	(6.4)%
Broadband	564.0	17.0	536.4	16.8	13.6	15.3	14.0	2.5%
Inter-segment eliminations	(5.7)	(0.2)	(5.7)	(0.2)	(0.2)	(0.2)	0.2	NM

Consolidated net sales	$3,321.9	100.0%	$3,186.4	100.0%	$89.0	100.0%	$46.5	1.4%

Total domestic sales	$1,754.3	52.8	$1,638.2	51.4	$45.1	50.7	$71.0	4.2%
Total international sales	1,567.6	47.2	1,548.2	48.6	43.9	49.3	(24.5)	(1.5)%

Total worldwide sales	$3,321.9	100.0%	$3,186.4	100.0%	$89.0	100.0%	$46.5	1.4%

Operating income (loss) by segment:
Wireless	$106.7	5.6%	$(213.4)	(12.0)%	$(34.2)	(65.1)%	$354.3	NM
Enterprise	119.6	14.1	85.6	9.7	(12.6)	(54.5)	46.6	63.8%
Broadband	11.9	2.1	(6.9)	(1.3)	(6.9)	(50.7)	25.7	NM

Consolidated operating income (loss)	$238.2	7.2%	$(134.7)	(4.2)%	$(53.7)	(60.3)%	$426.6	NM

NM - Not meaningful

Wireless Segment

Net sales of Wireless segment products increased primarily as a result of $67.1 million of incremental net sales from the Argus acquisition and higher investment in 4G/LTE solutions by telecommunication providers, particularly in the U.S., during 2012. Foreign exchange rate changes had a negative impact on segment net sales of approximately 2% for 2012 as compared to 2011.

The increase in operating income for the Wireless segment for 2012 as compared to 2011 reflects the negative impact of $79.8 million of purchase accounting adjustments included in the 2011 operating loss. The operating loss for 2011 also included incremental acquisition-related costs of $75.1 million, a litigation charge of $7.0 million related to the settlement of a lawsuit, incremental charges related to impairments of long-lived assets of $85.2 million and a gain of $2.2 million related to the sale of a product line. Operating income for 2012 included a gain of $1.5 million on the sale of a subsidiary and a charge of $2.0 million related to prior years’ customs and duties obligations. Restructuring charges were $8.6 million higher in 2012 as compared to 2011 while amortization of purchased intangible assets decreased $2.8 million for 2012 as compared to the prior year period. Excluding these items, Wireless segment operating income increased for 2012 as compared to 2011 primarily as a result of higher sales, favorable change in the mix of products sold, the impact of lower materials costs and the benefit of cost reduction initiatives partially offset by higher incentive compensation costs.

Enterprise Segment

Enterprise segment net sales decreased primarily due to a slowdown in corporate and government information technology spending in all major geographic regions. Foreign exchange rate changes had a negative impact on Enterprise segment net sales of approximately 1% for 2012 as compared to the prior year.

The increase in Enterprise segment operating income for 2012 as compared 2011 was primarily due to a $32.8 million decrease of acquisition-related costs compared to prior year as well as the negative effect of $16.8 million of purchase accounting adjustments recognized in 2011. Also included in 2012 operating income is an increase of $2.6 million in amortization of purchased intangible assets partially offset by a decrease of $0.9 million in restructuring costs. Excluding these items, Enterprise segment operating income was essentially unchanged for 2012 as compared to 2011. Lower net sales and an unfavorable change in the mix of products sold were offset by lower materials costs and benefits from cost reduction initiatives implemented during 2011 and 2012.

Broadband Segment

Broadband segment net sales increased due to higher sales in the U.S and Asia Pacific region that were partially offset by a decrease in the EMEA and CALA regions. Foreign exchange rate changes had a negative impact on Broadband segment sales of approximately 1% for 2012 as compared to the prior year.

The increase in Broadband segment operating income for 2012 was primarily due to an $18.3 million decrease of acquisition-related costs as well as $8.7 million of purchase accounting adjustments for 2011 partially offset by $8.9 million of 2012 warranty charges for products sold in 2006 and 2007. Amortization of purchased intangible assets included in the Broadband segment was $1.6 million higher in 2012 than in the prior year primarily as a result of the LiquidxStream acquisition. Restructuring costs for the 2012 were lower by $3.5 million than in 2011. Excluding these items and despite higher R&D expense to support LiquidxStream, Broadband segment operating income for 2012 as compared to 2011 increased primarily due to lower materials costs and benefits from cost reduction efforts.

Liquidity and Capital Resources

The following table summarizes certain key measures of our liquidity and capital resources.

	For the Year Ended December 31,
	2013	2012	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$346.3	$264.4	$81.9	31.0%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	523.2	484.0	39.2	8.1
Availability under revolving credit facility	308.7	330.8	(22.1)	(6.7)
Long-term debt, including current portion	2,514.6	2,470.8	43.8	1.8
Total capitalization (2)	3,602.6	3,653.1	(50.5)	(1.4)
Long-term debt, including current portion, as a percentage of total capitalization	69.8%	67.6%

(1)	Working capital consists of current assets of $1,453.4 million less current liabilities of $593.4 million as of December 31, 2013. Working capital consists of current assets of $1,287.3 million less current liabilities of $549.6 million as of December 31, 2012.
(2)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

Our principal sources of near-term liquidity are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of debt and/or equity. Our primary uses of liquidity include funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), debt service requirements, capital expenditures, acquisitions, payment of certain restructuring costs, and funding pension and other postretirement obligations.

The increase in cash and cash equivalents during 2013 was primarily driven by cash flow from operations and proceeds from our initial public offering, net of debt paydowns, capital expenditures and investments in acquisitions. During 2013, we used net proceeds from the issuance of $550.0 million of the 2020 Notes along with existing liquidity to pay $550.0 million in distributions to our shareholders and option holders. Also during 2013, we used the net proceeds from our IPO to redeem $400.0 million of the 2019 Notes. In addition, we made a voluntary repayment of $100.0 million on our senior secured term loans. The increase in long-term debt was primarily the result of the issuance of $550.0 million of the 2020 Notes, substantially offset by debt repayments. The decrease in total capitalization was primarily the result of the distributions to shareholders and option holders partially offset by the net proceeds from the initial public offering and the net increase in long-term debt.

Cash Flow Overview

	For the Year Ended December 31,
	2013	2012	Dollar Change	% Change
	(dollars in millions)
Net cash generated by (used in) operating activities	$237.7	$286.1	$(48.4)	(16.9)%
Net cash generated by (used in) investing activities	$(63.4)	$(35.5)	$(27.9)	78.6%
Net cash generated by (used in) financing activities	$(89.7)	$(299.5)	$209.8	(70.1)%

Operating Activities

During 2013, operating activities generated $237.7 million of cash compared to $286.1 million during 2012. The decrease in cash flow from operations for 2013 was primarily due to an increase in working capital, the payment of a premium of $33.0 million related to the redemption of $400.0 million of the 2019 Notes, $20.2 million paid to terminate our management agreement with Carlyle, and $27.2 million in higher cash interest paid, which mainly resulted from the interest on the 2020 Notes issued during the year and an acceleration of interest upon the $400.0 million redemption of the 2019 Notes. These outflows were partially offset by improved operating results.

Uses of cash during 2013 included $199.3 million paid for interest, $80.9 million paid for taxes, $23.6 million paid to fund pension and postretirement benefit obligations and a combined increase in inventories and accounts receivable of $74.0 million. These uses of cash were more than offset by positive operating results and an increase of $57.6 million in accounts payable and other accrued liabilities.

We currently do not expect a significant change in working capital requirements in 2014. We expect higher cash interest related to the 2020 Notes to be more than offset by the impact of lower debt balances and lower interest rates resulting from the term loan amendments. Cash paid for taxes is dependent upon the geographic mix of earnings and the cost of repatriation, both of which can vary from year to year.

Investing Activities

During 2013, we paid $43.8 million related to our acquisitions of iTRACS and Redwood. We also paid $12.0 million during 2013 in connection with the 2011 acquisition of Argus Technologies. We received proceeds of $26.7 million during 2013 from the sale of businesses or subsidiaries. This primarily related to the sale of our BiMetals business in 2013 and additional proceeds received from the 2012 sale of our filter manufacturing subsidiary in Shenzhen, China. These proceeds are included in other investing activities on the Consolidated Statements of Cash Flows for the year ended December 31, 2013.

Investment in property, plant and equipment during 2013 was $36.8 million and primarily related to supporting improvements to manufacturing operations as well as investments in information technology (including internally developed software). We currently expect total capital expenditures of $40 million to $45 million in 2014.

Financing Activities

In May 2013, we issued $550.0 million in principal amount of the 2020 Notes for net proceeds of $538.8 million. The net proceeds from the note issuance were combined with existing liquidity to pay distributions of $550.0 million to our shareholders and option holders. Although we have paid cash dividends from time to time in the past while we were a privately-held company, we do not currently intend to pay cash dividends in the foreseeable future. The declaration and payment of any dividends in the future may be limited by contractual restrictions, including covenants under the indentures governing our senior notes and senior secured credit facilities.

In October 2013, we received net proceeds of $434.0 million from the issuance of common stock in connection with our initial public offering. The net proceeds from the IPO were used to redeem $400.0 million of the 2019 Notes.

In March and December 2013, we amended our senior secured term loan facility, which resulted in the repayment of $172.3 million to certain lenders who exited our term loan syndicate and the receipt of $172.3 million in proceeds from new lenders and existing lenders who increased their positions.

In connection with the December amendment, we made a voluntary repayment of $100.0 million. Also during 2013, we made scheduled repayments of $9.7 million under our senior secured term loans and borrowed and repaid $225.0 million under our senior secured revolving credit facility. As of December 31, 2013, remaining availability under our $400.0 million revolving credit facility was approximately $308.7 million, reflecting a borrowing base of $362.8 million reduced by $54.1 million of outstanding letters of credit.

During 2012, we paid a dividend of $200.0 million to our shareholders. Also during 2012, we amended our senior secured term loan and asset-based revolving credit facilities and the amendment process resulted in the repayment of $104.6 million to certain lenders who exited the senior secured term loan and the receipt of $104.6 million in proceeds from new lenders and existing lenders who increased their positions. We also made net repayments of $71.5 million ($205.0 million of additional borrowings and $276.5 million of repayments) under the revolving credit facility and made scheduled repayments of $10.0 million on our senior secured term loan during 2012.

Future Cash Needs

We expect that our primary future cash needs will be debt service, funding working capital requirements, capital expenditures, paying certain restructuring costs, tax payments (including the cost of repatriation), and funding pension and other postretirement benefit obligations. We paid $31.4 million of restructuring costs during 2013 and expect to pay an additional $23 million to $26 million by 2015 related to restructuring actions that have been initiated. Any future restructuring actions would likely require additional cash expenditures and such requirements may be material. As of December 31, 2013, we have an unfunded obligation related to pension and other postretirement benefits of $37.0 million. We made contributions of $23.6 million to our pension and other postretirement benefit plans during 2013 and currently expect to make additional contributions of $24.3 million in 2014. These contributions include those required to comply with an agreement with the Pension Benefit Guaranty Corporation. We expect that our noncurrent employee benefit liabilities will be funded from existing cash balances and cash flow from future operations. In addition to the $9.8 million we paid in July 2013 for the acquisition of Redwood, we may be required to pay up to an additional $49.0 million of additional consideration and retention payments in 2015 if certain net sales targets are met. We may also pay existing debt or repurchase the 2019 Notes or the 2020 Notes, if market conditions are favorable and the applicable indenture permits such repayment or repurchase. We may also pursue additional strategic acquisition opportunities, which may impact our future cash requirements.

As of December 31, 2013, approximately 72% of our cash and cash equivalents was held outside the United States. Income taxes have been provided on foreign earnings to repatriate substantially all of this cash. We do not anticipate significant incremental tax expense related to repatriating existing cash balances. However, the cash tax requirements to repatriate existing funds may vary from year to year.

We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs over the next twelve months. We may, from time to time, increase borrowings under our revolving credit facility or issue securities, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs.

Description of the Senior Secured Credit Facilities

Revolving credit facilities

In connection with the Carlyle acquisition, we entered into senior secured asset-based revolving credit facilities, consisting of a tranche A revolving credit facility available to our U.S. subsidiaries designated as co-borrowers(the U.S. Borrowers) and a tranche B revolving credit facility available to the U.S. Borrowers and to certain of our non-U.S. subsidiaries (the European Co-Borrowers). Our revolving credit facilities provide for revolving loans and letters of credit in an aggregate amount of up to $250 million for the tranche A revolving credit facility and up to $150 million for the tranche B revolving credit facility, in each case, subject to borrowing base capacity. Letters of credit are limited to $130 million for tranche A and tranche B in the aggregate. Subject to certain conditions, the revolving credit facilities may be expanded by up to $150 million in the aggregate in additional commitments. Loans under the tranche A revolving credit facility are denominated in U.S. dollars and loans under the tranche B revolving credit facility may be denominated, at our option, in either U.S. dollars, euros, pounds sterling or Swiss francs. JPMorgan Chase Bank, N.A. acts as administrative agent for the tranche A revolving credit facility and collateral agent for the revolving credit facilities, and J.P. Morgan Europe Limited acts as administrative agent for the tranche B revolving credit facility. Each revolving credit facility matures in January 2017. We use borrowings under our revolving credit facilities to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments. We amended and restated our revolving credit facility in March 2012 to, among other things, reduce pricing and certain fees. As of December 31, 2013, we had no outstanding borrowing under our revolving credit facilities and $54.1 million of outstanding letters of credit.

Borrowings under our revolving credit facilities are limited by several jurisdictionally-specific borrowing base calculations based on the sum of specified percentages of eligible accounts receivable and, in certain instances, eligible inventory minus the amount of any applicable reserves. Borrowings bear interest at a floating rate, which (i) in the case of tranche A loans can be either adjusted Eurodollar rate plus an applicable margin or, at our option, a base rate plus an applicable margin, and (ii) in the case of tranche B loans shall be adjusted Eurodollar rate plus an applicable margin. We may borrow only up to the lesser of the level of our then-current respective borrowing bases and our committed maximum borrowing capacity of $400 million in the aggregate. Our ability to draw under our revolving credit facilities or issue letters of credit thereunder is conditioned upon, among other things, our delivery of prior written notice of a borrowing or issuance, as applicable, our ability to reaffirm the representations and warranties contained in our credit agreements and the absence of any default or event of default under our revolving credit facilities.

Our obligations under the revolving credit facilities are guaranteed by us and all of our direct and indirect wholly owned U.S. subsidiaries (subject to certain permitted exceptions based on immateriality thresholds of aggregate assets and revenues of excluded U.S. subsidiaries), and the obligations of the European Co-Borrowers under the tranche B revolving credit facility are guaranteed by certain of our indirect non-U.S. subsidiaries. The revolving credit facilities are secured by a lien on substantially all of our assets, and each of our direct and indirect wholly owned U.S. subsidiaries’ current and fixed assets (subject to certain exceptions), and the tranche B revolving credit facility is also secured by certain of the current assets of the non-U.S. borrowers and guarantors. The revolving credit facilities have a first priority lien on the above-referenced current assets, and a second priority lien on all other assets (second in priority to the liens securing the term loan facility referred to below), in each case, subject to other permitted liens.

The following fees are applicable under each revolving credit facility: (i) an unused line fee of either 0.375% or 0.25% per annum (depending on usage of the revolving credit facilities), of the unused portion of the respective revolving credit facility; (ii) a letter of credit participation fee on the aggregate stated amount of each letter of credit equal to the applicable margin for Eurodollar rate loans, as applicable; and (iii) certain other customary fees and expenses of the lenders and agents. We are required to make prepayments under our revolving credit facilities at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under such revolving credit facility exceed the lesser of the aggregate amount of commitments in respect of such revolving credit facility and the applicable borrowing base.

Our revolving credit facilities contain customary covenants, including, but not limited to, restrictions on our ability and that of our subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets subject to their security interest, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness, enter into transactions with affiliates or change our line of business. Our revolving credit facilities require the maintenance of a fixed charge coverage ratio of 1.0 to 1.0 at the end of each fiscal quarter when excess availability for both tranche A and tranche B in total is less than the greater of $32.5 million and 10% of the aggregate borrowing base of both tranche A and tranche B in total. Such fixed charge coverage ratio is tested at the end of each quarter until such time as excess availability exceeds the level set forth above. This ratio and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility, the 2019 Notes and the 2020 Notes are calculated in part based on financial measures similar to EBITDA (earnings before interest, taxes, depreciation and amortization) that include adjustments for certain items, including equity-based compensation ($16.1 million), impairment charges ($45.5 million), restructuring charges ($22.1 million), acquisitions-related costs ($27.2 million), the impact of recent acquisitions (($4.8) million) cost savings initiatives ($30.1 million) and other items ($4.6 million). These incremental adjustments, as calculated pursuant to such agreements, provide us with a pro forma adjusted EBITDA for ratio calculation purposes of $700.6 million for the year ended December 31, 2013. We are currently in compliance with the covenants under our revolving credit facilities.

Our revolving credit facilities provide that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, material pension-plan events, certain change of control events and other customary events of default.

Term loan facility

In connection with the Carlyle acquisition, we also entered into a senior secured term loan facility with JPMorgan Chase Bank, N.A., as administrative agent, and certain other agents and lenders, in an aggregate principal amount of $1,000 million, which was fully drawn on the closing date. The term loan facility was used to fund the Acquisition, in part. We amended and restated our term loan facility in March 2012, March 2013 and December 2013 to, among other things, reduce pricing. In addition, the December 2013 amendment refinanced the senior secured term loan into two tranches, one of which was in the amount of $350.0 million and is due January 2017 (the 2017 term loan) and the other was in the amount of $525.0 million and is due January 2018 (the 2018 term loan). As of December 31, 2013, we had $349.1 million outstanding under the 2017 term loan and $523.7 million outstanding under the 2018 term loan.

Subject to certain conditions, our term loan facility, without the consent of the then existing lenders (but subject to the receipt of commitments), may be expanded (or a new term loan facility added) by up to the greater of $200 million in the aggregate or such amount as will not cause the net senior secured debt ratio to exceed 2.75 to 1.00 (as amended in December 2013).

Borrowings under our term loan facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount at the time of the December 2013 amendment, with the remaining balance due at final maturity. The interest rate margin applicable to the term loans is, at the Company’s option, either (1) the base rate (which is the highest of the then current Federal Funds rate plus 0.5%, the prime rate most recently announced by JPMorgan Chase Bank, N.A., and the one-month Eurodollar rate (taking into account the Eurodollar rate floor, if any, plus 1.0%)) plus a margin of 1.50% or (2) one-, two-, three- or six-month LIBOR or, if available from all lenders, nine- or twelve-month LIBOR (selected at the Company’s option) plus a margin of 2.50%. The amendment also eliminated the 1.0% LIBOR floor with respect to the 2017 term loan and reduces it to 0.75% with respect to the 2018 term loan. Due to the December 2013 amendment and restatement, we are now subject to a 101% “soft call” prepayment premium, applicable to any repricing transaction that occurs on or prior to the date that is six months after the date of such amendment and restatement.

We may voluntarily prepay loans or reduce commitments under our term loan facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (other than the “soft call” noted above).

We must prepay our term loan facility with the net cash proceeds of certain asset sales, the incurrence or issuance of specified refinancing indebtedness and 50% of excess cash flow (such percentage subject to reduction based on the achievement of specified senior secured leverage ratios), in each case, subject to certain reinvestment rights and other exceptions.

Our obligations under the term loan facility are guaranteed by us and all of our direct and indirect wholly owned U.S. subsidiaries (subject to certain permitted exceptions based on immateriality thresholds of aggregate assets and revenues of excluded U.S. subsidiaries). The term loan facility is secured by a lien on substantially all of our assets and each of our direct and indirect U.S. subsidiaries’ current and fixed assets (subject to certain exceptions), and the term loan facility has a first priority lien on the above-referenced fixed assets, and a second priority lien on all current assets (second in priority to the liens securing the revolving credit facilities referred to above), in each case, subject to other permitted liens.

Our term loan facility contains customary negative covenants consistent with those applicable to the 2019 Notes (see below), including, but not limited to, restrictions on our ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets, or enter into transactions with affiliates. We are currently in compliance with the covenants under our term loan facility.

Our term loan facility provides that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated. Such events of default are consistent with those described above for the revolving credit facilities.

Description of the 2019 Notes

On January 14, 2011, in connection with the Carlyle acquisition, CommScope, Inc. closed the issuance of $1,500.0 million principal amount of the 2019 Notes. As of December 31, 2013, CommScope, Inc. had $1,100.0 million principal amount of 2019 Notes outstanding, which bear interest at a rate of 8.25% and mature on January 15, 2019. The interest on the 2019 Notes is payable semi-annually in arrears on January 15 and July 15.

All of CommScope, Inc.’s existing and future direct and indirect domestic subsidiaries that guarantee the senior secured credit facilities jointly, severally and unconditionally guarantee the 2019 Notes on a senior unsecured basis. The 2019 Notes may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events. Prior to January 15, 2015, the 2019 Notes will be redeemable at a redemption price equal to 100% of their principal amount, plus a make-whole premium (as defined in the 2019 Notes Indenture), plus accrued and unpaid interest to the redemption date. On or prior to January 15, 2015, under certain circumstances, we may also redeem up to 35% of the aggregate principal amount of the 2019 Notes at a redemption price of 108.250% plus accrued and unpaid interest to the redemption date using the proceeds of certain equity offerings. We used substantially all of the net proceeds from our IPO to redeem $400.0 million principal amount of the 2019 Notes and pay a redemption premium of $33.0 million.

Beginning on January 15, 2015, the 2019 Notes may be redeemed at the redemption prices listed below, plus accrued interest to the date of redemption.

Redemption in twelve-month period beginning January 15,	Percentage
2015	104.125%
2016	102.063%
2017 and thereafter	100.000%

The 2019 Notes Indenture limits the ability of CommScope, Inc. and most of its subsidiaries to:

•	incur additional debt or issue certain capital stock unless a fixed charge coverage ratio is satisfied or certain other exceptions apply;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or repurchase or retire subordinated indebtedness;

•	make certain investments;

•	sell assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	permit restrictions on the ability of our subsidiaries to make distributions.

There are no financial maintenance covenants in the 2019 Notes Indenture. Events of default under the 2019 Notes Indenture include, among others, nonpayment of principal or interest when due, covenant defaults, bankruptcy and insolvency events and cross defaults.

Description of the 2020 Notes

On May 28, 2013, CommScope Holdings issued the 2020 Notes, which mature on June 1, 2020. As of December 31, 2013, we had $550.0 million principal amount of 2020 Notes outstanding. Interest on the 2020 Notes is payable semi-annually in arrears on June 1 and December 1. Interest for the initial interest period ending December 1, 2013 was payable and paid entirely in cash. For each subsequent interest period, we are required to pay interest on the 2020 Notes entirely in cash, unless the “Applicable Amount,” as defined in the 2020 Notes Indenture, is less than the applicable semi-annual requisite cash interest payment amount, in which case, we may elect to pay a portion of the interest due on the 2020 Notes for such interest period by increasing the principal amount of the 2020 Notes or by issuing new notes for up to the entire amount of the interest payment, in each case, “PIK Interest,” to the extent described in the 2020 Notes Indenture. For the purposes of the 2020 Notes Indenture, “Applicable Amount” generally refers to CommScope, Inc.’s then current restricted payment capacity under the instruments governing its indebtedness less $20 million plus CommScope Holdings’ cash and cash equivalents less $10 million. Cash interest on the 2020 Notes accrues at the rate of 6.625% per annum. PIK Interest on the 2020 Notes accrues at the rate of 7.375% per annum until the next payment of cash interest.

The 2020 Notes may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events. Prior to June 1, 2016, the 2020 Notes will be redeemable at a redemption price equal to 100% of their principal amount, plus a make-whole premium (as defined in the 2020 Notes Indenture), plus accrued and unpaid interest to the redemption date. On or prior to June 1, 2016, under certain circumstances, we may also redeem up to 40% of the aggregate principal amount of the 2020 Notes at a redemption price of 106.625% plus accrued and unpaid interest to the redemption date using the proceeds of certain equity offerings.

Beginning on June 1, 2016, the 2020 Notes may be redeemed at the redemption prices listed below, plus accrued interest to the date of redemption.

Redemption in twelve-month period beginning June 1,	Percentage
2016	103.313%
2017	101.656%
2018 and thereafter	100.000%

The 2020 Notes Indenture limits the ability of us and most of our subsidiaries to:

•	incur additional debt or issue certain capital stock unless a fixed charge coverage ratio is satisfied or certain other exceptions apply;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or repurchase or retire subordinated indebtedness;

•	make certain investments;

•	sell assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	permit restrictions on the ability of our subsidiaries to make distributions.

There are no financial maintenance covenants in the 2020 Notes Indenture. Events of default under the 2020 Notes Indenture include, among others, nonpayment of principal or interest when due, covenant defaults, bankruptcy and insolvency events and cross defaults.

Description of Certain Other Indebtedness

Certain of our subsidiaries are parties to capital leases, other loans and lines of credit. As of December 31, 2013, $1.1 million of capital leases and other loans were outstanding. Certain of our subsidiaries are parties to lines of credit and letters of credit facilities that remained open after closing of the Carlyle acquisition. As of December 31, 2013, there were no borrowings and approximately $11.6 million of borrowing capacity under these lines of credit. We had approximately $4.7 million in letters of credit outstanding and approximately $2.4 million of remaining capacity under these letters of credit facilities

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations as of December 31, 2013:

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	2014	2015-2016	2017-2018	Thereafter
	(dollars in millions)
Long-term debt, including current maturities (a)	$2,523.9	$9.5	$17.8	$846.6	$1,650.0
Interest on long-term debt (a)(b)	787.1	153.6	306.5	272.0	55.0
Operating leases	92.1	23.7	30.7	19.1	18.6
Purchase obligations (c)	16.2	16.2	—	—	—
Pension and other postretirement benefit liabilities (d)	58.3	24.3	17.3	5.9	10.8
Restructuring costs, net	18.6	17.5	1.1	—	—
Redwood acquisition payments (e)	—	—	—	—	—
Unrecognized tax benefits (f)	—	—	—	—	—

Total contractual obligations	$3,496.2	$244.8	$373.4	$1,143.6	$1,734.4

(a)	No prepayment or redemption of any of our long-term debt balances has been assumed. Refer to Note 6 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information regarding the terms of our long-term debt agreements.
(b)	Interest on long-term debt excludes the amortization of deferred financing fees and original issue discount. Interest on variable rate debt is estimated based upon rates in effect as of December 31, 2013.
(c)	Purchase obligations include minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.
(d)	Amounts reflect expected contributions related to payments under the postretirement benefit plans through 2023 and expected pension contributions of $20.9 million in 2014 and $10.4 million in 2015-2016 (see Note 10 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).
(e)	Additional payments of up to $49.0 million related to the acquisition of Redwood Systems, Inc. could be due in 2015 if net sales of Redwood products reach various levels of up to $55.0 million over various periods through July 31, 2015.
(f)	Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $82.1 million has been excluded from the presentation. We anticipate a reduction of up to $21.0 million of unrecognized tax benefits during the next twelve months (see Note 11 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are currently anticipated to have a material impact on us.

Off-Balance Sheet Arrangements

We are not a party to any significant off-balance sheet arrangements, except for operating leases.

Effects of Inflation and Changing Prices

We continually attempt to minimize the effect of inflation on earnings by controlling our operating costs and adjusting our selling prices. The principal raw materials purchased by us (copper, aluminum, steel, plastics and other polymers, bimetals and optical fiber) are subject to changes in market price as they are influenced by commodity markets and other factors. Prices for copper, fluoropolymers and certain other polymers derived from oil and natural gas have been highly volatile at various times over the last several years. As a result, we have increased our prices for certain products and may have to increase prices again in the future. To the extent that we are unable to pass on cost increases to customers without a significant decrease in sales volume or must implement price reductions in response to a rapid decline in raw material costs, these cost changes could have a material adverse impact on the results of our operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. We may utilize derivative financial instruments, among other methods, to hedge some of these exposures. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

The table below summarizes the expected interest and principal payments associated with our variable rate debt outstanding as of December 31, 2013 (mainly the variable rate term loan and borrowings under the revolving credit facility). The principal payments presented below are based on scheduled maturities and assume no borrowings under the revolving credit facility. The interest payments presented below assume the interest rate in effect as of December 31, 2013 (see Note 6 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). The impact of a 1% increase in interest rates on projected future interest payments on the variable rate debt is also included in the table below.

	2014	2015	2016	2017	2018	There- after
	(dollars in millions)
Principal and interest payments on variable rate debt	$35.9	$35.1	$34.8	$360.9	$503.3	$—
Average cash interest rate	3.05%	3.05%	3.05%	3.23%	3.25%	—
Impact of 1% increase in interest rates	$6.0	$6.0	$5.9	$2.7	$0.1	$—

We also have $1.65 billion aggregate principal amount of fixed rate senior and PIK toggle notes. The table below summarizes our expected interest and principal payments related to our fixed rate debt at December 31, 2013 (assuming we make all of our interest payments on the 2020 Notes at the 6.625% cash-pay interest rate).

	2014	2015	2016	2017	2018	There- after
	(dollars in millions)
Principal and interest payments on fixed rate debt	$127.2	$127.2	$127.2	$127.2	$127.2	$1,705.0
Average cash interest rate	7.71%	7.71%	7.71%	7.71%	7.71%	6.71%

Foreign Currency Risk

Approximately 45% and 47% of our 2013 and 2012 net sales, respectively, were to customers located outside the U.S. Significant changes in foreign currency exchange rates could adversely affect our international sales levels and the related collection of amounts due. In addition, a significant decline in the value of currencies used in certain regions of the world as compared to the U.S. dollar could adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. Conversely, significant increases in the value of foreign currencies as compared to the U.S. dollar could adversely affect profitability as certain product costs increase relative to a U.S. dollar-denominated sales price. The foreign currencies to which we have the greatest exposure include the Chinese yuan, euro, Brazilian real, Indian rupee and Australian dollar. Local manufacturing provides a natural hedge and we continue to evaluate additional alternatives to help us reasonably manage the market risk related to foreign currency exposures.

We use derivative instruments such as forward exchange contracts to manage the risk of fluctuations in the value of certain foreign currencies. At December 31, 2013, we had foreign exchange contracts with a positive net fair value of $2.1 million, with maturities ranging from one to seven months with an aggregate notional value of $254 million (based on exchange rates as of December 31, 2013). These instruments are not leveraged and are not held for trading or speculation. These contracts are not designated as hedges for accounting purposes and are marked to market each period through earnings and, as such, there were no unrecognized gains or losses as of December 31, 2013 or 2012. See Note 7 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion of these contracts. We may increase our use of derivative instruments to manage our economic exposure to foreign currency risk.

Commodity Price Risk

Materials, in their finished form, account for a large portion of our cost of sales. These materials, such as copper, aluminum, steel, plastics and other polymers, bimetals and optical fiber, are subject to changes in market price as they are influenced by commodity markets and supply and demand levels, among other factors. Management attempts to mitigate these risks through effective requirements planning and by working closely with key suppliers to obtain the best possible pricing and delivery terms. As of December 31, 2013, as a result of evaluating our commodity pricing exposures, we had forward purchase commitments outstanding for certain metals to be used in the normal course of business. As of December 31, 2013, we were obligated to purchase approximately $16.2 million of metals under take-or-pay contracts through the second quarter of 2014 that we expect to take and consume in the normal course of operations. In the aggregate, these commitments are at prices approximately 4% above market prices as of December 31, 2013. We may begin to use derivative financial instruments and/or increase our use of forward purchase commitments to manage our economic exposure to commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CommScope Holding Company, Inc.

We have audited the accompanying consolidated balance sheets of CommScope Holding Company, Inc. as of December 31, 2013 and 2012 (Successor) and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for years ended December 31, 2013 and 2012 (Successor), the period from January 15, 2011 through December 31, 2011 (Successor), and the period from January 1, 2011 to January 14, 2011 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommScope Holding Company, Inc. at December 31, 2013 and 2012 (Successor) and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012 (Successor), the period from January 15, 2011 through December 31, 2011 (Successor), and the period from January 1, 2011 to January 14, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 20, 2014

CommScope Holding Company, Inc.

Consolidated Statements of Operations

and Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 15 - December 31, 2011	January 1 - January 14, 2011
Net sales	$3,480,117	$3,321,885	$3,186,446	$89,016
Operating costs and expenses:
Cost of sales	2,279,177	2,261,204	2,374,357	70,753
Selling, general and administrative	502,275	461,149	517,903	63,571
Research and development	126,431	121,718	112,904	5,277
Amortization of purchased intangible assets	174,887	175,676	171,229	3,119
Restructuring costs, net	22,104	22,993	18,715	9
Asset impairments	45,529	40,907	126,057	—

Total operating costs and expenses	3,150,403	3,083,647	3,321,165	142,729

Operating income (loss)	329,714	238,238	(134,719)	(53,713)
Other expense, net	(48,037)	(15,379)	(12,924)	(41,421)
Interest expense	(208,599)	(188,974)	(187,733)	(76,091)
Interest income	3,107	3,417	3,741	85

Income (loss) before income taxes	76,185	37,302	(331,635)	(171,140)
Income tax (expense) benefit	(56,789)	(31,949)	79,327	31,086

Net income (loss)	$19,396	$5,353	$(252,308)	$(140,054)

Earnings (loss) per share:
Basic	$0.12	$0.03	$(1.63)	$(1.47)
Diluted	$0.12	$0.03	$(1.63)	$(1.47)

Weighted average shares outstanding:
Basic	160,641	154,708	154,400	95,530
Diluted	164,013	155,517	154,400	95,530

Comprehensive income (loss):
Net income (loss)	$19,396	$5,353	$(252,308)	$(140,054)
Other comprehensive income (loss), net of tax:
Foreign currency gain (loss)	(4,848)	(4,379)	(19,812)	(1,779)
Defined benefit plans:
Change in unrecognized actuarial gain (loss)	(1,469)	1,813	(20,902)	19
Change in unrecognized net prior service credit (cost)	(3,313)	12,284	14,350	(54)

Total other comprehensive income (loss), net of tax	(9,630)	9,718	(26,364)	(1,814)

Total comprehensive income (loss)	$9,766	$15,071	$(278,672)	$(141,868)

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	Successor	Successor
	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$346,320	$264,375
Accounts receivable, less allowance for doubtful accounts of $12,617 and $14,555, respectively	607,489	596,050
Inventories, net	372,187	311,970
Prepaid expenses and other current assets	71,818	53,790
Deferred income taxes	55,609	61,072

Total Current Assets	1,453,423	1,287,257
Property, plant and equipment, net of accumulated depreciation of $183,965 and $146,044, respectively	310,143	355,212
Goodwill	1,450,506	1,473,932
Other intangible assets, net	1,422,192	1,578,683
Other noncurrent assets	97,791	98,180

Total Assets	$4,734,055	$4,793,264

Liabilities and Stockholders’ Equity
Accounts payable	$251,639	$194,301
Other accrued liabilities	332,280	344,542
Current portion of long-term debt	9,462	10,776

Total Current Liabilities	593,381	549,619
Long-term debt	2,505,090	2,459,994
Deferred income taxes	386,527	429,312
Pension and other postretirement benefit liabilities	40,349	72,317
Other noncurrent liabilities	120,692	99,740

Total Liabilities	3,646,039	3,610,982
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized shares at December 31, 2013: 200,000,000; Issued and outstanding shares: None at December 31, 2013 and 2012	—	—
Common stock, $.01 par value: Authorized shares at December 31, 2013: 1,300,000,000; Issued and outstanding shares: 185,861,777 and 154,879,299 at December 31, 2013 and 2012, respectively	1,868	1,558
Additional paid-in capital	2,101,350	1,655,379
Retained earnings (accumulated deficit)	(978,291)	(447,687)
Accumulated other comprehensive loss	(26,276)	(16,646)
Treasury stock, at cost: 961,566 shares and 936,300 shares at December 31, 2013 and 2012, respectively	(10,635)	(10,322)

Total Stockholders’ Equity	1,088,016	1,182,282

Total Liabilities and Stockholders’ Equity	$4,734,055	$4,793,264

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 15 - December 31, 2011	January 1 - January 14, 2011
Operating Activities:
Net income (loss)	$19,396	$5,353	$(252,308)	$(140,054)
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation and amortization	256,616	262,279	264,144	32,861
Equity-based compensation	16,108	7,525	5,874	24,508
Deferred income taxes	(40,722)	(48,713)	(141,600)	(32,936)
Asset impairments	45,529	40,907	126,057	—
Non-cash restructuring charges	11,179	963	965	—
Losses related to convertible debt securities	—	—	—	89,788
Other acquisition-related costs	—	—	(41,543)	41,543
Changes in assets and liabilities:
Accounts receivable	(11,895)	(15,889)	30,557	32,945
Inventories	(62,141)	18,186	137,978	(16,634)
Prepaid expenses and other current assets	(27,257)	(490)	27,640	(10,555)
Accounts payable and other accrued liabilities	57,575	45,763	(19,571)	(14,549)
Other noncurrent liabilities	(21,944)	(35,285)	(16,825)	112
Other noncurrent assets	(3,060)	4,344	7,628	639
Other	(1,683)	1,192	6,753	(12,422)

Net cash generated by (used in) operating activities	237,701	286,135	135,749	(4,754)

Investing Activities:
Additions to property, plant and equipment	(36,780)	(27,957)	(38,792)	(741)
Proceeds from sale of property, plant and equipment	3,237	2,345	12,077	—
Cash paid for acquisitions	(55,770)	(12,214)	(3,141,774)	—
Other	25,902	2,301	(4,246)	2,000

Net cash generated by (used in) investing activities	(63,411)	(35,525)	(3,172,735)	1,259

Financing Activities:
Long-term debt repaid	(907,817)	(394,356)	(1,597,326)	(631)
Long-term debt proceeds	947,379	299,150	2,723,100	—
Net proceeds from the issuance of common stock	433,958	—	1,606,599	—
Long-term debt financing costs	(14,560)	(2,701)	(86,962)	—
Dividends paid	(538,705)	(200,000)	—	—
Cash paid to stock option holders	(11,295)	(732)	—	—
Proceeds from the issuance of common shares under equity-based compensation plans	1,174	—	—	308
Other	197	(883)	(1,530)	11,718

Net cash generated by (used in) financing activities	(89,669)	(299,522)	2,643,881	11,395
Effect of exchange rate changes on cash and cash equivalents	(2,676)	(3,815)	(3,283)	(476)

Change in cash and cash equivalents	81,945	(52,727)	(396,388)	7,424
Cash and cash equivalents, beginning of period	264,375	317,102	713,490	706,066

Cash and cash equivalents, end of period	$346,320	$264,375	$317,102	$713,490

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 15 - December 31, 2011	January 1 - January 14, 2011
Number of common shares outstanding:
Balance at beginning of period	154,879,299	154,688,355	—	95,505,631
Issuance of shares	30,769,230	—	154,382,685	—
Issuance of shares under equity-based compensation plans	238,514	559,914	873,000	22,954
Shares repurchased under equity-based compensation plans	(25,266)	(368,970)	(567,330)	—
Issuance of shares to employee benefit plan	—	—	—	2,501

Balance at end of period	185,861,777	154,879,299	154,688,355	95,531,086

Common stock:
Balance at beginning of period	$1,558	$1,553	$—	$1,059
Issuance of shares	308	—	1,544	—
Issuance of shares under equity-based compensation plans	2	5	9	—

Balance at end of period	$1,868	$1,558	$1,553	$1,059

Additional paid-in captial:
Balance at beginning of period	$1,655,379	$1,648,165	$—	$1,409,057
Issuance of shares	433,650	—	1,605,055	—
Issuance of shares under equity-based compensation plans	1,453	2,727	3,581	308
Issuance of shares to employee benefit plan	—	—	—	78
Equity-based compensation	10,639	4,003	4,377	24,430
Tax benefit from shares issued under equity-based compensation plans	229	484	837	3,389
Fair value of stock awards contributed as acquisition consideration	—	—	34,315	—

Balance at end of period	$2,101,350	$1,655,379	$1,648,165	$1,437,262

Retained earnings (accumulated deficit):
Balance at beginning of period	$(447,687)	$(252,308)	$—	$438,983
Net income (loss)	19,396	5,353	(252,308)	(140,054)
Dividends paid	(538,705)	(200,000)	—	—
Cash payment to stock option holders	(11,295)	(732)	—	—

Balance at end of period	$(978,291)	$(447,687)	$(252,308)	$298,929

Accumulated other comprehensive loss:
Balance at beginning of period	$(16,646)	$(26,364)	$—	$(29,417)
Other comprehensive income (loss), net of tax	(9,630)	9,718	(26,364)	(1,814)

Balance at end of period	$(26,276)	$(16,646)	$(26,364)	$(31,231)

Treasury stock, at cost:
Balance at beginning of period	$(10,322)	$(5,957)	$—	$(149,752)
Net shares repurchased under equity-based plans	(313)	(4,365)	(5,957)	—

Balance at end of period	$(10,635)	$(10,322)	$(5,957)	$(149,752)

Total Stockholders’ Equity	$1,088,016	$1,182,282	$1,365,089	$1,556,267

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements

(In thousands, unless otherwise noted)

1.	BACKGROUND AND DESCRIPTION OF THE BUSINESS

CommScope Holding Company, Inc., along with its direct and indirect subsidiaries (CommScope or the Company), is a leading global provider of essential infrastructure solutions for wireless, business enterprise and residential broadband networks. The Company’s solutions and services for wired and wireless networks enable high-bandwidth data, video and voice applications. CommScope’s global leadership position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions and global manufacturing and distribution scale.

Initial Public Offering

In October 2013, the Company completed its initial public offering (IPO), in which it sold 30.8 million shares of common stock at an offering price of $15.00 per share and raised $434.0 million in net proceeds after deducting underwriting discounts and other offering expenses. In addition, the Company’s principal stockholder, funds affiliated with The Carlyle Group (Carlyle), sold 10.9 million shares, reducing their ownership to approximately 76.1%.

The Carlyle Group

On January 14, 2011, Carlyle completed the acquisition of CommScope, Inc. Under the terms of the acquisition, CommScope, Inc. became a wholly owned subsidiary of CommScope Holding Company, Inc. See Note 3 for further discussion of the acquisition.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include CommScope Holding Company, Inc., along with its direct and indirect subsidiaries (CommScope or the Company). All intercompany accounts and transactions are eliminated in consolidation.

As a result of the application of acquisition accounting in 2011, the assets and liabilities of CommScope, Inc. were adjusted to their estimated fair values as of the closing date of the acquisition. Accordingly, the accompanying consolidated financial statements are presented separately for Predecessor and Successor accounting periods, which relate to the accounting periods preceding and succeeding the completion of the acquisition. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical cost bases of accounting.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents represent deposits in banks and cash invested temporarily in various instruments with a maturity of three months or less at the time of purchase.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses expected to result from the inability of its customers to make required payments. These estimates are based on management’s evaluation of the ability of customers to make payments, focusing on historical experience, known customer financial difficulties and age of receivable balances.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

Inventories

Inventories are stated at the lower of cost or market. Inventory cost is determined on a first-in, first-out (FIFO) basis. Costs such as idle facility expense, excessive scrap and rehandling costs are recognized as expenses as incurred. The Company maintains reserves to reduce the value of inventory to the lower of cost or market, including reserves for excess and obsolete inventory.

Long-Lived Assets

Property, Plant and Equipment

Property, plant and equipment are stated at cost, including interest costs associated with qualifying capital additions. Upon application of acquisition accounting, property, plant and equipment were measured at estimated fair value as of the acquisition date to establish a new historical cost basis. Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method. Useful lives generally range from 10 to 35 years for buildings and improvements and 3 to 10 years for machinery and equipment. Expenditures for repairs and maintenance are charged to expense as incurred. Assets that management intends to dispose of and that meet held for sale criteria are carried at the lower of the carrying value or fair value less costs to sell.

Goodwill and Other Intangible Assets

Goodwill is assigned to reporting units, which are operating segments or one level below the operating segment level, based on the difference between the purchase price as allocated to the reporting units and the estimated fair value of the identified net assets acquired as allocated to the reporting units. Purchased intangible assets with finite lives are carried at their estimated fair values at the time of acquisition less accumulated amortization and any impairment charges. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 4).

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. Goodwill impairment charges of $36.2 million and $80.2 million were recorded in 2013 and 2011, respectively. See Notes 4 and 8 for further discussion of these impairment charges.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. During 2013, 2012 and 2011, the Company recognized pretax impairment charges other than goodwill impairments of $9.3 million, $40.9 million and $45.9 million, respectively. See Notes 4 and 8 for further discussion of these impairment charges.

Due to uncertain market conditions, it is possible that future impairment reviews may indicate additional impairments of goodwill and/or other intangible assets, which could result in charges that are material to the Company’s results of operations.

Income Taxes

Deferred income taxes reflect the future tax consequences of differences between the financial reporting and tax basis of assets and liabilities. The Company records a valuation allowance, when appropriate, to reduce deferred tax assets to an amount that is more likely than not to be realized.

Tax benefits that result from uncertain tax positions may be recognized only if they are considered more likely than not to be sustainable, based on their technical merits. The amount of benefit to be recognized is the largest amount of tax benefit that is at least 50% likely to be realized.

The cumulative amount of undistributed earnings from foreign subsidiaries for which no U.S. taxes have been provided was $398 million as of December 31, 2013. In addition, the Company does not provide for U.S. taxes related to the foreign currency remeasurement gains and losses on its long-term intercompany loans with foreign subsidiaries. These loans are not expected to be repaid in the foreseeable future, and the foreign currency gains and losses are therefore recorded to accumulated other comprehensive income (loss).

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The majority of the Company’s revenue comes from product sales. Revenue from product sales is recognized when the risks and rewards of ownership have passed to the customer and revenue is measurable. Revenue is not recognized related to product sold to contract manufacturers that the Company anticipates repurchasing in order to complete the sale to the ultimate customer.

Revenue for certain of the Company’s products is derived from multiple-element contracts. The value of the revenue elements within these contracts is allocated based on the relative selling price of each element. The relative selling price is determined using vendor-specific objective evidence of selling price or other third party evidence of selling price, if available. If these forms of evidence are unavailable, revenue is allocated among elements based on management’s best estimate of the stand-alone selling price of each element. Revenue is generally recognized upon acceptance by the customer.

Certain revenue arrangements are for the sale of software and services. Revenue for software products is recognized based on the timing of customer acceptance of the specific revenue elements. The fair value of each revenue element is determined based on vendor-specific objective evidence of fair value determined by stand-alone pricing of each element. These contracts typically contain post-contract support (PCS) services which are sold both as part of a bundled product offering and as a separate contract. Revenue for PCS services is recognized ratably over the term of the PCS contract. Other service revenue is typically recognized once the service is performed or over the period of time covered by the arrangement.

For sales to distributors, system integrators and value-added resellers (primarily for the Enterprise segment), revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances, returns and rebates. These estimates are determined based upon historical experience, contract terms, inventory levels in the distributor channel and other related factors. Adjustments are recorded when circumstances indicate revisions may be necessary. If management does not have sufficient historical experience to make a reasonable estimation of these reductions to revenue, recognition of the revenue is deferred until management believes there is a sufficient basis to recognize such revenue.

Product Warranties

The Company recognizes a liability for the estimated claims that may be paid under its customer warranty agreements to remedy potential deficiencies of quality or performance of the Company’s products. These product warranties extend over periods ranging from one to twenty-five years from the date of sale, depending upon the product subject to the warranty. The Company records a provision for estimated future warranty claims as cost of sales based upon the historical relationship of warranty claims to sales and specifically identified warranty issues. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary.

Shipping and Handling Costs

CommScope includes shipping and handling costs billed to customers in net sales and includes the costs incurred to transport product to customers as cost of sales. Certain internal handling costs, which relate to activities to prepare goods for shipment, are recorded in selling, general and administrative expense and were approximately $27.3 million, $25.2 million, $20.5 million and $0.8 million for the year ended December 31, 2013 (Successor), the year ended December 31, 2012 (Successor), the period January 15 – December 31, 2011 (Successor) and the period January 1 – January 14, 2011 (Predecessor).

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $10.3 million, $7.7 million, $9.5 million and $0.4 million for the year ended December 31, 2013 (Successor), the year ended December 31, 2012 (Successor), the period January 15 – December 31, 2011 (Successor) and the period January 1 – January 14, 2011 (Predecessor).

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

Research and Development

Research and development (R&D) costs are expensed in the period in which they are incurred. R&D costs include materials and equipment that have no alternative future use, depreciation on equipment and facilities currently used for R&D purposes, personnel costs, contract services and reasonable allocations of indirect costs, if clearly related to an R&D activity. Expenditures in the pre-production phase of an R&D project are recorded as R&D expense. However, costs incurred in the pre-production phase that are associated with output actually used in production are recorded in cost of sales. A project is considered finished with pre-production efforts when management determines that it has achieved acceptable levels of scrap and yield, which vary by project. Expenditures related to ongoing production are recorded in cost of sales.

Derivative Instruments and Hedging Activities

CommScope is exposed to risks resulting from adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. CommScope’s risk management strategy includes the use of derivative and non-derivative financial instruments as hedges of these risks, whenever management determines their use to be reasonable and practical. This strategy does not permit the use of derivative financial instruments for trading purposes, nor does it allow for speculation. A hedging instrument may be designated as a net investment hedge to manage exposure to foreign currency risks related to an investment in a foreign subsidiary; a fair value hedge to manage exposure to risks related to a foreign-currency-denominated cash or other account or a firm commitment for the purchase of raw materials or equipment; or a cash flow hedge to manage exposure to risks related to a forecasted purchase of raw materials, variable interest rate payments or a forecasted foreign-currency-denominated sale of product. The use of non-derivative financial instruments in hedging activities is limited to hedging fair value risk related to a foreign-currency-denominated firm commitment or a foreign currency risk related to a net investment in a foreign subsidiary.

The Company’s risk management strategy permits the reasonable and practical use of derivative hedging instruments such as forward contracts, options, cross currency swaps, certain interest rate swaps, caps and floors, and non-derivative hedging instruments such as foreign-currency-denominated loans. The Company recognizes all derivative financial instruments as assets or liabilities and measures them at fair value. All hedging instruments are designated and documented as a fair value hedge, a cash flow hedge or a net investment hedge at inception. For fair value hedges, the change in fair value of the derivative instrument is recognized currently in earnings. To the extent the fair value hedging relationship is effective, the change in fair value of the hedged item is recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings. For cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in accumulated other comprehensive income (loss), net of tax, and is recognized in the consolidated statements of operations and comprehensive income (loss) when the hedged item affects earnings. Any ineffectiveness of a cash flow hedge is recognized currently in earnings. For net investment hedges, the effective portion of the change in fair value of a derivative instrument, or the change in carrying amount of a non-derivative instrument, is recorded in accumulated other comprehensive income (loss), net of tax, and is recognized in the consolidated statements of operations and comprehensive income (loss) only if there is a substantially complete liquidation of the investment in the foreign subsidiary. Any ineffectiveness of a net investment hedge is recognized currently in earnings. The effectiveness of designated hedging relationships is tested and documented on at least a quarterly basis.

In the Predecessor period of January 2011, the Company settled an interest rate swap liability that had been designated as a cash flow hedge to mitigate the cash flow effects of interest rate fluctuations on interest expense for a portion of its variable-rate debt instruments.

The Company also uses derivative instruments such as forward exchange contracts to manage the risk of foreign currency fluctuations. These instruments are not leveraged and are not held for trading or speculation. These contracts are not designated as hedges for accounting purposes and are marked to market each period through earnings and, as such, there were no unrecognized gains or losses as of December 31, 2013 or 2012. See Note 7 for further disclosure related to the derivative instruments and hedging activities.

The Company has elected and documented the use of the normal purchases and sales exception for normal purchase and sales contracts that meet the definition of a derivative financial instrument.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

Foreign Currency Translation

For the year ended December 31, 2013 (Successor), the year ended December 31, 2012 (Successor), the period January 15 – December 31, 2011 (Successor) and the period January 1 – January 14, 2011 (Predecessor), approximately 45%, 47%, 49% and 49%, respectively, of the Company’s net sales were to customers located outside the U.S. A portion of these sales were denominated in currencies other than the U.S. dollar, particularly sales from the Company’s foreign subsidiaries. The financial position and results of operations of certain of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries have been translated at the exchange rates as of the balance sheet date. Translation gains and losses are recorded to accumulated other comprehensive income (loss).

Aggregate foreign currency transaction gains and losses of the Company and its subsidiaries, such as those resulting from the settlement of receivables or payables and short-term intercompany advances in a currency other than the subsidiary’s functional currency, are recorded currently in earnings (included in other expense, net) and resulted in losses of $9.8 million, $7.0 million, $8.9 million and $1.1 million during the year ended December 31, 2013 (Successor), the year ended December 31, 2012 (Successor), the period January 15 – December 31, 2011 (Successor) and the period January 1 – January 14, 2001 (Predecessor), respectively. Foreign currency remeasurement gains and losses related to long-term intercompany loans that are not expected to be settled in the foreseeable future are recorded to accumulated other comprehensive income (loss).

Equity-Based Compensation

The estimated fair value of stock awards that are ultimately expected to vest is recognized as expense over the requisite service periods. The Company records deferred tax assets related to compensation expense for awards that are expected to result in future tax deductions for the Company, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it expects to receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and actual tax deductions reported on the Company’s income tax return are recorded in additional paid-in capital (if the tax deduction exceeds the deferred tax asset) or in the consolidated statements of operations and comprehensive income (loss) as additional income tax expense (if the deferred tax asset exceeds the tax deduction and no excess additional paid-in capital exists from previous awards).

Tax benefits of $5.3 million resulting from the exercise of stock options that were vested as of the adoption of ASC Topic 718 Compensation—Stock Compensation were classified as financing cash inflows for the period January 1 – January 14, 2011 (Predecessor).

Common Stock, Preferred Stock and Stock Split

On October 4, 2013, the Company’s Board of Directors approved a 3-for-1 stock split of the Company’s outstanding common stock, which was effective as of October 4, 2013. Each share of issued and outstanding common stock was increased to 3 shares of common stock, the number of shares of common stock into which each outstanding option to purchase stock is exercisable was proportionally increased on a 3-for-1 basis, and the exercise price of each outstanding option to purchase common stock was proportionally decreased. All of the Successor period share numbers, share prices, exercise prices and other per share information throughout these financial statements have been adjusted on a retroactive basis, to reflect this 3-for-1 stock split, including reclassifying an amount equal to the increase in par value from additional paid-in capital. In conjunction with the Company’s IPO in October 2013, the Company’s Board of Directors authorized 1.3 billion shares of common stock, par value $0.01 per share and 0.2 billion shares of preferred stock, par value $0.01 per share.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

For the Predecessor period, diluted earnings (loss) per share is based on net income (loss) adjusted for after-tax interest and amortization of debt issuance costs related to convertible debt, if dilutive, divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options, restricted stock units, performance share units and convertible securities.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

For the Successor periods diluted earnings (loss) per share is based on net income (loss) divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options.

Below is a reconciliation of earnings and weighted average common shares and potential common shares outstanding for calculating diluted earnings (loss) per share.

	Successor	Successor	Successor	Predecessor
	Year Ended	Year Ended	January 15 -	January 1, 2011 -
	December 31,	December 31,	December 31,	January 14, 2011
	2013	2012	2011	(a )
Numerator:
Net income (loss) for basic and diluted earnings (loss) per share	$19,396	$5,353	$(252,308)	$(140,054)
Denominator:
Weighted average number of common shares outstanding for basic earnings (loss) per share	160,641	154,708	154,400	95,530
Effect of dilutive stock options (b)	3,372	809	—	—

Weighted average number of common shares outstanding for diluted earnings (loss) per share	164,013	155,517	154,400	95,530

Earnings (loss) per share:
Basic	$0.12	$0.03	$(1.63)	$(1.47)
Diluted	$0.12	$0.03	$(1.63)	$(1.47)

(a)	Incremental interest expense (after tax) and shares associated with convertible debt is excluded in the Predecessor period because it would have decreased the loss per share.
(b)	Options to purchase approximately 0.2 million, 5.6 million, and 11.6 million common shares were excluded from the computation of diluted earnings (loss) per share for the periods ended December 31, 2013, 2012 and 2011, respectively, because they would have been anti-dilutive.

Use of Estimates in the Preparation of the Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts; reserves for sales returns, discounts, allowances, rebates and distributor price protection programs; inventory excess and obsolescence reserves; product warranty reserves and other contingent liabilities; tax valuation allowances and liabilities for unrecognized tax benefits; purchase price allocations; impairment reviews for investments, fixed assets, goodwill and other intangibles; and pension and other postretirement benefit costs and liabilities. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

Concentrations of Risk

Non-derivative financial instruments used by the Company in the normal course of business include letters of credit and commitments to extend credit, primarily accounts receivable. The Company generally does not require collateral on its accounts receivable. These financial instruments involve risk, including the credit risk of nonperformance by the counterparties to those instruments, and the maximum potential loss may exceed the reserves provided in the Company’s balance sheet. See Note 14 for further discussion of customer-related concentrations of risk.

The Company manages its exposures to credit risk associated with accounts receivable using such tools as credit approvals, credit limits and monitoring procedures. CommScope estimates the allowance for doubtful accounts based on the actual payment history and individual circumstances of significant customers as well as the age of receivables. In management’s opinion, as of December 31, 2013, the Company did not have significant unreserved risk of credit loss due to the nonperformance of customers or other counterparties related to amounts receivable. However, an adverse change in financial condition of a significant customer or group of customers or in the telecommunications industry could materially affect the Company’s estimates related to doubtful accounts.

The principal raw materials purchased by CommScope (copper, aluminum, steel, brass, plastics and other polymers, bimetals and optical fiber) are subject to changes in market price as these materials are linked to various commodity markets. The Company attempts to mitigate these risks through effective requirements planning and by working closely with its key suppliers to obtain the best possible pricing and delivery terms.

Accounting Standards Not Yet Adopted

There are no recent accounting pronouncements that are currently anticipated to have a material impact on the Company.

3.	ACQUISITIONS AND DIVESTITURES

The Acquisition of CommScope, Inc. by Carlyle

As discussed in Note 1, on January 14, 2011, funds affiliated with Carlyle completed the acquisition of CommScope, Inc. Net income (loss) during the periods January 15 – December 31, 2011 (Successor) and January 1 – January 14, 2011 (Predecessor) included certain charges that relate directly or indirectly to the acquisition by Carlyle, as listed below on a pretax basis:

	Successor	Predecessor
	January 15 - December 31, 2011	January 1 - January 14, 2011
	(in millions)
Purchase accounting adjustments, primarily related to the step-up of inventory to its estimated fair value, less costs to sell	$101.2	$—
Acquisition-related costs:
Selling, general and administrative	$84.1	$43.0
Other expense, net	$—	$41.8
Interest expense	$—	$74.0

iTRACS Corporation

In March 2013, the Company acquired substantially all of the assets and assumed certain liabilities of iTRACS Corporation (iTRACS) for approximately $34.0 million in cash. iTRACS develops and markets enterprise-class data center infrastructure management (DCIM) solutions. Net sales of iTRACS products and services were $0.8 million in 2013 and were reported in the Enterprise segment.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

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

Redwood Systems, Inc.

In July 2013, the Company acquired Redwood Systems, Inc. (Redwood), a provider of LED lighting solutions and integrated sensor networks for data centers and buildings. Redwood was acquired for an initial payment of $9.8 million and contingent consideration with an estimated fair value at the date of acquisition of $12.4 million. The Company may be required to pay up to an additional $37.25 million of consideration if certain net sales targets of up to $55.0 million are met over various periods through July 31, 2015. In addition, there are retention payments for employees of Redwood of up to $11.75 million based on the same net sales targets as the contingent consideration. Net sales of Redwood products and services were $1.7 million in 2013 and are reported in the Enterprise segment. The preliminary allocation of the purchase price, based on estimates of the fair values of assets acquired and liabilities assumed, is as follows:

Estimated Fair Value
(in millions)
Current assets	$2.8
Deferred taxes	8.1
Other intangible assets	9.0
Goodwill	3.2
Other noncurrent assets	0.8
Less: Liabilities assumed	(1.7)

Net acquisition cost	$22.2

The goodwill arising from the preliminary purchase price allocation of the Redwood acquisition is believed to result from the company’s reputation in the marketplace and assembled workforce and is not expected to be deductible for tax purposes.

The Company is still finalizing the valuation of certain tax attributes and as additional information is obtained, adjustments may be made to the preliminary purchase price allocation.

Argus Technologies

In 2013, the Company made the final payment of $12.0 million for the 2011 acquisition of Argus Technologies.

BiMetals Sale

In December 2013, the Company sold certain assets of its BiMetals business. The Company received $23.0 million in cash and a note with a face value of $15.0 million and a term of up to 7 years. The estimated fair value of the note was $9.8 million. A portion of the Company’s identified intangible assets ($2.9 million) and goodwill ($6.5 million) were allocated to the sale transaction. The Company recorded a net gain on the transaction of $18.7 million that was reported in restructuring costs, net on the Consolidated Statement of Operations and Comprehensive Income (Loss). The gain on sale is reported in the Broadband segment. In connection with the sale, the Company entered into a supply agreement with the purchaser for bimetallic wire as needed for the manufacture of cables and other products. No portion of the gain was allocated to the supply agreement.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets other than goodwill as of December 31:

	2013			2012
	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Carrying Amount
	(in millions)
Customer base	$1,148.1	$335.4	$812.7	$1,149.0	$223.2	$925.8
Trade names and trademarks	554.0	83.7	470.3	552.9	55.8	497.1
Patents and technologies	241.4	102.4	139.0	223.9	68.1	155.8
Non-compete agreements	0.3	0.1	0.2	—	—	—

Total intangible assets	$1,943.8	$521.6	$1,422.2	$1,925.8	$347.1	$1,578.7

During 2012, as a result of reduced expectations of future cash flows of a reporting unit within the Wireless segment, certain intangible assets were determined to be impaired. A pretax impairment charge of $15.0 million for customer base, $8.3 million for trade names and trademarks and $6.0 million for patents and technologies intangible assets was recognized. The fair value of the intangible assets was estimated using a discounted cash flow method.

The Company’s finite-lived intangible assets are being amortized on a straight-line basis over the weighted-average amortization periods in the following table. The aggregate weighted-average amortization period is 12.6 years.

Weighted- Average Amortization Period
(in years)
Customer base	10.3
Trade names and trademarks	19.9
Patents and technologies	6.9
Non-compete agreements	4.0

Amortization expense for intangible assets was $174.9 million, $175.7 million, $171.2 million and $3.7 million for the years ended December 31, 2013 (Successor) and 2012 (Successor), the period January 15 – December 31, 2011 (Successor) and the period January 1 – January 14, 2011 (Predecessor), respectively. Estimated amortization expense for the next five years is as follows:

(in millions)
2014	$177.2
2015	177.2
2016	177.1
2017	152.1
2018	142.4

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

The following table presents the allocation of goodwill by reportable segment:

	Wireless	Enterprise	Broadband	Total
	(in millions)
Predecessor
Goodwill, net, as of January 1, 2011	$839.5	$20.9	$133.6	$994.0

Successor
Elimination of predecessor goodwill	(839.5)	(20.9)	(133.6)	(994.0)
Purchase price allocations	830.1	638.9	96.4	1,565.4
Foreign exchange	(1.3)	—	—	(1.3)

Goodwill, gross, as of December 31, 2011	828.8	638.9	96.4	1,564.1
Adjustments to purchase price allocations	(4.5)	(2.4)	(3.6)	(10.5)
Foreign exchange	0.5	—	—	0.5

Goodwill, gross, as of December 31, 2012	824.8	636.5	92.8	1,554.1
Preliminary purchase price allocations	—	23.0	—	23.0
Goodwill allocated to BiMetals sale	—	—	(6.5)	(6.5)
Foreign exchange	(3.7)	—	—	(3.7)

Goodwill, gross, as of December 31, 2013	$821.1	$659.5	$86.3	$1,566.9

Accumulated impairment charges at January 15, 2011	$—	$—	$—	$—
Impairment	(80.2)	—	—	(80.2)

Accumulated impairment charges as of December 31, 2011 and 2012	(80.2)	—	—	(80.2)
Impairment	—	—	(36.2)	(36.2)

Accumulated impairment charges as of December 31, 2013	$(80.2)	$—	$(36.2)	$(116.4)

Goodwill, net, as of December 31, 2013	$740.9	$659.5	$50.1	$1,450.5

During 2013, the Broadband segment experienced lower than expected levels of sales and operating income. Management considered these results and the longer term effect of market conditions on the continued operations of the business and determined that an indicator of possible impairment existed. A step one goodwill impairment test was performed using a discounted cash flow (DCF) valuation model. The significant assumptions in the DCF model are the annual revenue growth rate, the annual operating income margin, and the discount rate used to determine the present value of the cash flow projections. The discount rate was based on the estimated weighted average cost of capital as of the test date of market participants in the industry in which the Broadband segment operates. Based on the estimated fair values generated by the DCF model, the Broadband segment did not pass step one of the goodwill impairment test. Accordingly, a step two analysis was completed and a $36.2 million impairment charge was recorded (included in asset impairments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2013). The weighted average discount rate used in the impairment test for the Broadband segment was 11.0% compared to 11.5% that was used in the 2012 annual goodwill impairment test. The goodwill impairment charge resulted primarily from lower projected operating results than those assumed during the 2012 annual impairment test.

No goodwill impairment charges were recorded in 2012. In connection with the annual goodwill impairment testing performed in 2011, the Company recorded goodwill impairment charges of $80.2 million, primarily as a result of lower projected operating results that were lower than those used in the purchase price allocation performed earlier in 2011.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

5.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Allowance for Doubtful Accounts

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
January 1 - January 14, 2011 (Predecessor)	$11,372	$(53)	$167	$11,152
January 15 - December 31, 2011 (Successor)	$11,152	$1,965	$802	$12,315
Year Ended December 31, 2012 (Successor)	$12,315	$2,978	$738	$14,555
Year Ended December 31, 2013 (Successor)	$14,555	$(757)	$1,181	$12,617

(1)	Uncollectible customer accounts written off, net of recoveries of previously written off customer accounts.

Inventories

	Successor	Successor
	December 31, 2013	December 31, 2012
Raw materials	$72,170	$69,520
Work in process	124,049	96,389
Finished goods	175,968	146,061

	$372,187	$311,970

Property, Plant and Equipment

	Successor	Successor
	December 31, 2013	December 31, 2012
Land and land improvements	$34,723	$34,103
Buildings and improvements	152,281	156,981
Machinery and equipment	300,810	304,329
Construction in progress	6,294	5,843

	494,108	501,256
Accumulated depreciation	(183,965)	(146,044)

	$310,143	$355,212

Depreciation expense was $55.2 million, $69.5 million, $79.2 million and $2.8 million during the years ended December 31, 2013 (Successor) and 2012 (Successor), the period January 15 – December 31, 2011 (Successor) and the period January 1 – January 14, 2011 (Predecessor), respectively. No interest was capitalized during 2013, 2012 or 2011.

Equity Method Investments

The Company utilizes the equity method of accounting for investments in entities where it does not have control but has the ability to exercise significant influence. The only significant equity method investment at December 31, 2013 is a 24.9% ownership in Hydrogenics Corporation (Hydrogenics), a publicly traded company (28.4% ownership at December 31, 2012).

Hydrogenics is a supplier of hydrogen generation and hydrogen-based power modules and fuel cells for various uses. Hydrogenics supplies the Company with fuel cells used in the backup power solutions within our Wireless segment. The carrying value of equity method investments was $3.1 million and $4.5 million at December 31, 2013 and 2012, respectively. Equity method investments are recorded in other noncurrent assets on the Consolidated Balance Sheets.

The Company’s share of earnings and losses of its equity method investments are recorded in other expense, net on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company’s share of losses were $1.4 million, $3.4 million, $2.5 million and $0.0 for the years ended December 31, 2013 (Successor) and 2012 (Successor), the period January 15 – December 31, 2011 (Successor) and the period January 1 – January 14, 2011 (Predecessor), respectively. For the year ended December 31, 2013 (Successor) and 2012 (Successor), the Company recorded impairment charges of $0.8 million and $2.6 million, respectively, related to one of its equity method investments.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

Other Current Accrued Liabilities

	Successor	Successor
	December 31, 2013	December 31, 2012
Compensation and employee benefit liabilities	$124,893	$114,679
Deferred revenue	21,498	37,663
Product warranty accrual	24,838	26,005
Accrued interest	47,366	63,783
Restructuring reserve	18,572	20,481
Other	95,113	81,931

	$332,280	$344,542

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss), net of tax, are as follows:

Successor	Foreign Currency Gain (Loss)	Pension and Other Postretirement Benefit Activity	Total
Balance at December 31, 2012	$(24,224)	$7,578	$(16,646)

Other comprehensive loss before reclassifications	(5,825)	722	(5,103)
Amounts reclassified from accumulated other comprehensive income (loss)	977	(5,504)	(4,527)

Net current period other comprehensive loss	(4,848)	(4,782)	(9,630)

Balance at December 31, 2013	$(29,072)	$2,796	$(26,276)

A foreign currency translation loss was reclassified from accumulated other comprehensive loss to other expense, net in the Consolidated Statement of Operations and Comprehensive Income (Loss) for 2013. Pension and other postretirement benefit amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic benefit income and are primarily recorded in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

Cash Flow Information

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 15 - December 31, 2011	January 1 - January 14, 2011
Cash paid during the period for:
Income taxes, net of refunds	$80,888	$81,138	$39,957	$2,511
Interest	$199,339	$172,109	$108,366	$6,403
Noncash investing and financing activities:
Noncash acquisition consideration	$12,400	$—	$24,200	$—
Noncash consideration received for sale of assets	$11,398	$—	$—	$—
Acquisition of treasury stock resulting from stock option exercises	$279	$2,734	$3,590	$—

6.	FINANCING

	Successor	Successor
	December 31, 2013	December 31, 2012
8.25% senior notes due January 2019	$1,100,000	$1,500,000
Senior secured term loan due January 2017	349,125	—
Senior secured term loan due January 2018	523,688	982,500
Senior PIK toggle notes due June 2020	550,000	—
Senior secured revolving credit facility expires January 2017	—	—
Other	1,079	1,696

	$2,523,892	$2,484,196
Less: Original issue discount, net of amortization	(9,340)	(13,426)
Less: Current portion	(9,462)	(10,776)

	$2,505,090	$2,459,994

8.25% Senior Notes Due 2019

The 2019 notes mature on January 15, 2019 and interest is payable semi-annually in arrears on January 15 and July 15 of each year. During 2013, the Company used the net proceeds from its initial public offering to redeem $400.0 million of its 2019 notes. In connection with the redemption, the Company paid a redemption premium of $33.0 million, which was included in other expense, net, and wrote off $7.9 million of deferred financing costs to interest expense.

In addition to redemption using net proceeds from the issuance of securities, the 2019 notes may be redeemed prior to maturity under certain other circumstances. Upon the occurrence of certain events constituting a change of control, each holder of the 2019 notes may require the Company to purchase all or part of such notes for cash at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. Each of the Company’s existing and future wholly owned domestic restricted subsidiaries guarantees the 2019 notes on a senior unsecured basis, to the extent such subsidiaries guarantee the U.S. tranches of the senior secured credit facilities. The 2019 notes and the guarantees are unsecured senior obligations ranking equal in right of payment to all of the Company’s existing and future senior indebtedness, including its senior secured credit facilities, and senior in right of payment to all of its existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2019 notes and guarantees are effectively subordinated to all of the Company’s and the guarantors’ existing and future secured debt, including its senior secured credit facilities, to the extent of the value of the assets securing such secured debt. In addition, the 2019 notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2019 notes, including indebtedness incurred by certain of the Company’s non-U.S. subsidiaries under the revolving credit facility. In connection with issuing the 2019 notes, the Company incurred costs of approximately $45.7 million during the period January 15 – December 31, 2011 (Successor), which were capitalized as other noncurrent assets and are being amortized over the term of the notes. As of December 31, 2013, $24.7 million of such costs remain unamortized.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

Senior Secured Credit Facilities

In connection with the acquisition of CommScope, Inc., the Company entered into senior secured credit facilities consisting of a $1.0 billion term loan and a $400 million asset-based revolving credit facility. The senior secured credit facilities are secured by substantially all of the Company’s assets and are guaranteed by substantially all of the Company’s active domestic subsidiaries.

During both 2013 and 2012, the Company amended its senior secured term loan primarily to lower the interest rate. In connection with the December 2013 amendment, the Company made a voluntary repayment of $100.0 million of its senior secured term loan and increased the maximum amount of loans that can be incurred by adjusting the Consolidated Senior Secured Debt Ratio, as defined, from 2.25:1.00 to 2.75:1.00. In addition, the December 2013 amendment refinanced the senior secured term loan into two tranches, one of which was in the amount of $350.0 million and is due January 2017 (the 2017 term loan) and the other was in the amount of $525.0 million and is due January 2018 (the 2018 term loan). The interest rate margin applicable to the refinanced loans is, at the Company’s option, either (1) the base rate (which is the highest of the then current Federal Funds rate plus 0.5%, the prime rate most recently announced by JPMorgan Chase Bank, N.A., the administrative agent under the Credit Agreement, and the one-month Eurodollar rate (taking into account the Eurodollar rate floor, if any, plus 1.0%)) plus a margin of 1.50% or (2) one-, two-, three- or six-month LIBOR or, if available from all lenders, nine- or twelve-month LIBOR (selected at the Company’s option) plus a margin of 2.50%. The amendment also eliminated the 1.0% LIBOR floor with respect to the 2017 term loan and reduces it to 0.75% with respect to the 2018 term loan.

During 2012, the Company also amended its asset-based revolving credit facility primarily to lower the interest rate and extend the term on the revolving credit facility. Among other changes to the revolving credit agreement, the expiration date was extended from January 14, 2016 to January 14, 2017 and the interest rate was amended such that outstanding principal under the revolving credit facility bears interest at a rate equal to, at the Company’s option, either (1) the base rate (as defined above) plus a margin that ranges from 0.50% to 1.00% or (2) one-, two-, three- or six-month LIBOR (or any other LIBOR period agreed to by the revolving lenders) plus a margin that ranges from 1.50% to 2.00%. The range of margins applied to base rate and LIBOR-based loans is subject to a pricing grid that is dependent on an excess availability calculation. As of December 31, 2013, the applicable margin was 0.50% for base rate loans and 1.50% for LIBOR loans. The unused line fee calculated on the undrawn portion of the revolving credit facility was amended so that the annual rate now ranges from 0.250% to 0.375% (0.375% as of December 31, 2013) based on usage of the facility.

The amendments in 2013 and 2012 resulted in the repayment of $172.3 million and $104.6 million, respectively, to certain lenders who exited the senior secured term loan and revolving credit facility syndicates and the receipt of $172.3 million and $104.6 million, respectively, in proceeds from new lenders and existing lenders who increased their positions.

As a result of the $100.0 million voluntary repayment and the 2013 amendments, $1.4 million of original issue discount and $2.0 million of deferred financing costs associated with the senior secured term loan were written off and included in interest expense for 2013. The Company also incurred pretax costs of $3.3 million, which were included in other expense, net for the year ended December 31, 2013 (Successor) on the Consolidated Statements of Operations and Comprehensive Income (Loss) and in long-term debt financing costs for the year ended December 31, 2013 (Successor) on the Consolidated Statements of Cash Flows.

As a result of the 2012 amendments, $0.5 million of original issue discount and $2.6 million of deferred financing fees associated with the original senior secured term loan and revolving credit facility were written off and included in interest expense for 2012. Upfront fees of $10.4 million that were paid to lenders under the amended senior secured term loan and revolving credit facility were recorded as original issue discount and are being amortized over the terms of the facilities. In connection with the 2012 amendments, the Company also incurred pretax costs of $2.7 million, which were included in long-term debt financing costs for the year ended December 31, 2012 (Successor) on the Consolidated Statements of Cash Flows. Of the total costs incurred, $1.0 million was deferred and is being amortized over the terms of the facilities while the remaining $1.7 million was included in other expense, net for the year ended December 31, 2012 (Successor) on the Consolidated Statements of Operations and Comprehensive Income (Loss).

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

During 2013, the Company borrowed and repaid $225.0 million under the revolving credit facility and made scheduled repayments of $9.7 million of its senior secured term loans. As of December 31, 2013, the Company had remaining availability of approximately $308.7 million under the asset-based revolving credit facility, reflecting a borrowing base of $362.8 million reduced by $54.1 million of letters of credit issued under the revolving credit facility.

Senior PIK Toggle Notes

On May 28, 2013, CommScope Holding Company, Inc. (the Parent Company) issued $550.0 million of 6.625%/7.375% Senior Payment-in-Kind Toggle Notes due 2020 (the senior PIK toggle notes) in a private offering, for proceeds of $538.8 million, net of debt issuance costs. The net proceeds from the issuance of the senior PIK toggle notes and available cash were used to fund $550.0 million of special cash dividends and distributions to the Parent Company’s equity holders. The senior PIK toggle notes are senior unsecured obligations that are not guaranteed by any of the Parent Company’s subsidiaries.

The Parent Company may redeem the notes in whole or part during periods after June 1, 2016 at redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest to the redemption date, as follows: (i) June 1, 2016 through May 31, 2017 at 103.313%; (ii) June 1, 2017 through May 31, 2018 at 101.656%; and (iii) June 1, 2018 to maturity at 100.000%.

Interest is due on the senior PIK toggle notes semi-annually in arrears on each June 1 and December 1. The first interest payment on the senior PIK toggle notes was paid in cash in December 2013. For each interest period, the Parent Company is required to pay interest on the senior PIK toggle notes entirely in cash, unless the Applicable Amount, as defined in the indenture governing the senior PIK toggle notes (the PIK Notes Indenture), is less than the applicable semi-annual requisite interest payment amount, in which case, the Parent Company may elect to pay a portion of the interest due on the senior PIK toggle notes for such interest period by increasing the principal amount of the senior PIK toggle notes or by issuing new notes for up to the entire amount of the interest payment (in each case, PIK interest) to the extent described in the PIK Notes Indenture. Cash interest on the senior PIK toggle notes will accrue at the rate of 6.625% per annum. PIK interest on the senior PIK toggle notes will accrue at the rate of 7.375% per annum until the next payment of cash interest.

For the purposes of the PIK Notes Indenture, “Applicable Amount” generally refers to the Company’s then current restricted payment capacity under the instruments governing the Company’s other indebtedness, less $20 million, and plus the Parent Company’s cash and cash equivalents less $10 million. Based on the Applicable Amount, as of December 31, 2013, the Parent Company would be required to make its next interest payment on the senior PIK toggle notes entirely in cash.

The senior PIK toggle notes are structurally subordinated to indebtedness and other liabilities of the Parent Company’s subsidiaries. Claims of creditors of such subsidiaries, including trade creditors, will have priority with respect to the assets and earnings of such subsidiaries over the holders of the senior PIK toggle notes. The Parent Company is a holding company with no material operations of its own and is, therefore, dependent upon the revenues and cash flows of its subsidiaries to service its debt obligations.

Other Matters

The following table summarizes scheduled maturities of long-term debt as of December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter
	(in millions)
Scheduled maturities of long-term debt	$9.5	$8.9	$8.9	$343.9	$502.7	$1,650.0

The Company’s non-guarantor subsidiaries held approximately $1,077 million, or 23%, of total assets and approximately $315 million, or 9%, of total liabilities as of December 31, 2013 and accounted for approximately $1,358 million, or 39%, of net sales for the year ended December 31, 2013. The Company’s non-guarantor subsidiaries held approximately $952 million, or 20%, of total assets and approximately $270 million, or 7%, of total liabilities as of December 31, 2012 and accounted for approximately $1,356 million, or 41%, of net sales for the year ended December 31, 2012. All amounts presented exclude intercompany balances.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

The weighted average effective interest rate on outstanding borrowings, including the amortization of deferred financing costs and original issue discount, was 6.89% as of December 31, 2013 and 7.33% as of December 31, 2012.

7.	DERIVATIVES AND HEDGING ACTIVITIES

The Company uses forward contracts to hedge a portion of its foreign currency exchange rate exposure to balances denominated in currencies other than the functional currency of various subsidiaries. At December 31, 2013, the Company had foreign exchange contracts with maturities ranging from one to seven months with an aggregate notional value of $254 million (based on exchange rates as of December 31, 2013). Unrealized gains and losses resulting from these contracts are recognized in other expense, net and partially offset corresponding foreign exchange gains and losses on these balances. These instruments are not held for speculative or trading purposes. These contracts are not designated as hedges for hedge accounting and are marked to market each period through earnings.

The following table presents the balance sheet location and fair value of the Company’s derivatives:

		Fair Value of Asset (Liability)
		Successor	Successor
	Balance Sheet Location	December 31, 2013	December 31, 2012
Foreign currency contracts	Prepaid expenses and other current assets	$2,738	$1,314
Foreign currency contracts	Other accrued liabilities	(662)	(474)

Total derivatives not designated as hedging instruments		$2,076	$840

The fair value of the Company’s forward exchange contracts were based on indicative quotes, a Level 2 valuation input.

The pretax impact of the foreign currency forward contracts not designated as hedging instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Gain (Loss) Recognized
January 1 - January 14, 2011 (Predecessor)	Other expense, net	$184
January 15 - December 31, 2011 (Successor)	Other expense, net	$(194)
Year ended December 31, 2012 (Successor)	Other expense, net	$529
Year ended December 31, 2013 (Successor)	Other expense, net	$9,010

8.	FAIR VALUE MEASUREMENTS

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2013 and 2012 were considered representative of their fair values due to their short terms to maturity. The fair value of the Company’s equity method investment is based on quoted market prices. The fair values of the Company’s debt instruments and foreign exchange contracts were based on indicative quotes. The fair value of contingent consideration is based on a probability weighted discounted cash flow analysis.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

The carrying amounts, estimated fair values and valuation input levels of the Company’s equity method investment, foreign currency contracts, 8.25% senior notes, senior secured term loans, senior PIK toggle notes and contingent consideration payable as of December 31, 2013 and 2012 are as follows:

	Successor		Successor
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Equity method investment	$3,112	$41,879	$4,492	$14,805	Level 1
Foreign currency contracts	2,738	2,738	1,314	1,314	Level 2
Liabilities:
8.25% senior notes	1,100,000	1,205,280	1,500,000	1,642,500	Level 2
Senior secured term loans, at par	872,813	874,994	982,500	987,413	Level 2
Senior PIK toggle notes	550,000	572,000	—	—	Level 2
Foreign currency contracts	662	662	474	474	Level 2
Contingent consideration payable	13,068	13,068	—	—	Level 3

Contingent consideration payable represents the estimated fair value of the potential payment due related to the acquisition of Redwood. The contingent consideration is payable in 2015 and could range from zero to $37.25 million. The amount to be paid is based on the achievement of sales targets of Redwood products with a maximum payout reached with $55.0 million of sales by July 31, 2015. The estimated fair value of the contingent consideration was $12.4 million as of July 3, 2013, the Redwood acquisition date. Expense of $0.7 million related to the change in the estimated fair value of the contingent consideration was recorded in selling, general and administrative expense in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2013.

Non-Recurring Fair Value Measurements

During 2013, the Company recorded asset impairment charges of $45.5 million. The valuations supporting the following pretax impairment charges are based on Level 3 valuation inputs.

•	Goodwill impairment charge of $36.2 million related to the Broadband segment as a result of reduced expectations of future cash flows, primarily from lower projected operating results.

•	Impairment charge of $3.6 million recognized within the Wireless segment based on new market data the Company obtained regarding a facility that is being marketed for sale.

•	Other impairment charges of $5.7 million recognized in the Wireless segment for certain production equipment and intellectual property that will no longer be utilized.

In connection with restructuring actions initiated during 2013, the Company recorded pretax impairment charges of $7.8 million related to the planned closure of manufacturing facilities in Joliet, Illinois and Statesville, North Carolina. These facility and equipment impairment charges, described below, are based on Level 3 valuation inputs and are reported in restructuring costs, net on the Consolidated Statement of Operations and Comprehensive Income (Loss).

•	Facility impairment charge of $1.2 million based on market data the Company received for a facility that will be marketed for sale once manufacturing has been transitioned to other locations or outside contractors.

•	Equipment impairment charges of $6.6 million related to manufacturing equipment that will no longer be utilized once the Company completes the transition of production.

Also during 2013, the Company sold certain assets of its BiMetals business. As part of the sale consideration, the Company received a note from the purchaser with a face value of $15.0 million and a term of up to 7 years. The Company recorded the note in other noncurrent assets on the Consolidated Balance Sheet at its estimated fair value of $9.8 million. The valuation supporting the estimated fair value of the note receivable was based on Level 3 valuation inputs.

During 2012, as a result of reduced expectations of future cash flows of a reporting unit within the Wireless segment, certain intangible assets and property, plant and equipment were determined to be impaired. A pretax impairment charge of $35.0 million was recognized. The fair value measurements related to these asset impairments were generated using a discounted cash flow model and were based on Level 3 valuation inputs. Also during 2012, as a result of a shift in customer demand, the Company determined that the carrying value of certain equipment was no longer recoverable and a pretax impairment charge of $5.9 million was recognized within the Wireless segment. The valuations supporting the equipment impairment charge were based on Level 3 valuation inputs.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

The fair value estimates are based on information available to management as of December 31, 2013 and 2012. Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements subsequent to those dates, and current estimates of fair value may differ significantly from the amounts presented.

9.	RESTRUCTURING COSTS AND EMPLOYEE TERMINATION BENEFITS

Prior to the acquisition by Carlyle, the Company had initiated various restructuring actions to realign and lower its cost structure, improve capacity utilization and complete integration efforts related to the Andrew acquisition. To achieve these objectives, the Company announced the closure of manufacturing facilities in Omaha, Nebraska and Newton, North Carolina, among other actions. Beginning in the third quarter of 2011 and continuing through 2013, additional restructuring actions were initiated to realign and lower the Company’s cost structure primarily through workforce reductions at various U.S. and international facilities. In 2013 the Company announced the cessation of manufacturing operations at its Joliet, Illinois and Statesville, North Carolina facilities. Much of the production capacity from these facilities will be shifted to other existing facilities or contract manufacturers. Included in restructuring costs, net for 2013 is a gain of $18.7 million on the sale of certain assets of the BiMetals business, which was part of the Broadband Segment.

The Company’s net pretax restructuring charges (credits), by segment, were as follows:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 15 - December 31, 2011	January 1 - January 14, 2011
Wireless	$24,306	$21,859	$13,241	$10
Enterprise	5,094	311	1,212	6
Broadband	(7,296)	823	4,262	(7)

Total	$22,104	$22,993	$18,715	$9

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

The activity within the liability established for these restructuring actions, which is included in other accrued liabilities, was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Asset Sale	Total
Predecessor
Balance as of January 1, 2011	31,524	3,608	—	—	35,132
Additional charge (credit) recorded	(6)	—	15	—	9
Cash paid	(4,414)	(57)	(15)	—	(4,486)
Foreign exchange	(2)	24	—	—	22

Balance as of January 14, 2011	$27,102	$3,575	$—	$—	$30,677

Successor
Balance as of January 15, 2011	$27,102	$3,575	$—	$—	$30,677
Additional charge recorded	16,523	361	1,831	—	18,715
Cash paid	(24,620)	(1,407)	(866)	—	(26,893)
Foreign exchange and other non-cash items	(44)	(58)	(965)	—	(1,067)

Balance as of December 31, 2011	18,961	2,471	—	—	21,432
Additional charge recorded	21,469	561	963	—	22,993
Cash paid	(21,653)	(1,839)	—	—	(23,492)
Foreign exchange and other non-cash items	451	60	(963)	—	(452)

Balance as of December 31, 2012	19,228	1,253	—	—	20,481
Additional charge (credit) recorded	23,355	1,778	15,636	(18,665)	22,104
Cash paid	(25,292)	(1,614)	(4,457)	—	(31,363)
Consideration received	—	—	—	32,783	32,783
Foreign exchange and other non-cash items	(118)	(18)	(11,179)	(14,118)	(25,433)

Balance as of December 31, 2013	$17,173	$1,399	$—	$—	$18,572

Employee-related costs include the expected severance costs and related benefits as well as one-time severance benefits that are accrued over the remaining period employees are required to work in order to receive such benefits.

Lease termination costs relate to the cost of unused leased facilities, net of anticipated sub-rental income.

Fixed asset related costs include non-cash impairments or disposals of fixed assets associated with restructuring actions in addition to the cash costs to uninstall, pack, ship and reinstall manufacturing equipment as well as the costs to prepare the receiving facility to accommodate the equipment. Fixed asset related costs also include costs to tear down or enhance current unutilized facilities to improve their use or marketability. These costs are expensed as incurred.

Asset sale reflects the sale of the certain assets of the Company’s BiMetals business. The Company received $23.0 million in cash and a note with an estimated fair value of $9.8 million as consideration. In addition to $4.7 million of tangible assets, the transaction also included $2.9 million of identified intangible assets and $6.5 million of goodwill. The Company (Broadband Segment) recorded a net gain on the transaction of $18.7 million that was reported in restructuring costs, net on the Consolidated Statement of Operations and Comprehensive Income (Loss).

As a result of restructuring and consolidation actions, the Company owns unutilized real estate at various facilities in the U.S. and internationally. The Company is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets.

Since the inception of the initiatives begun in 2011, the Company has recognized restructuring charges, net of $63.8 million. The additional pretax costs related to completing restructuring actions initiated to date (primarily relocation and reinstallation of fixed assets) are expected to be approximately $5 million to $6 million, primarily in the Wireless segment. Cash payments of approximately $22 million to $24 million are expected during 2014 with an additional $1 million to $2 million expected to be paid by the end of 2015. Additional restructuring actions may be taken and resulting charges and cash requirements could be material.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

10.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors defined contribution retirement savings plans (including a 401(k) plan) that allow employees of certain subsidiaries to contribute a portion of their compensation on a pretax and/or after-tax basis in accordance with guidelines established by the plans and the Internal Revenue Service or other tax authorities. The Company matches a percentage of the employee contributions up to certain limits. During the period January 1 – January 14, 2011 (Predecessor), the Company issued common stock valued at $0.1 million as an employer contribution to the CommScope, Inc. Retirement Savings Plan. During the years ended December 31, 2013 (Successor) and 2012 (Successor) and the period January 15 – December 31, 2011 (Successor), the Company contributed cash of $20.2 million, $18.9 million and $19.8 million, respectively, to these retirement savings plans.

The Company maintains a noncontributory unfunded defined contribution plan (the Supplemental Executive Retirement Plan or SERP) for certain active and retired executives. The Company is not required to make any payments until the participant is eligible to receive retirement benefits. During the years ended December 31, 2013 (Successor) and 2012 (Successor) and the periods January 15 – December 31, 2011 (Successor) and January 1 – January 14, 2011 (Predecessor), the Company recognized pretax costs of $1.8 million, $1.8 million, $1.4 million and $0.1 million, respectively, representing additional accrued benefits and interest credited under the SERP. The SERP liability was approximately $12.7 million and $11.0 million as of December 31, 2013 and 2012, respectively.

The Company also established a contributory deferred compensation plan (DCP) in 2013 that allows certain executives to defer up to 90% of salary and bonus. Participant accounts are credited or charged amounts consistent with the investment experience of a notional portfolio (as directed by each executive) based on available investment alternatives in the Company’s 401(k) plan. Upon termination of employment, an executive may elect a lump sum payout or annual installments over two to ten years. As of December 31, 2013, the DCP liability is $1.2 million, which includes an immaterial Company expense related to investment results.

Pension and Other Postretirement Benefit Plans

The Company sponsors defined benefit pension plans covering certain domestic former employees and certain foreign current and former employees. Included in the defined benefit pension plans are both funded and unfunded plans. The Company also sponsors postretirement health care and life insurance benefit plans that provide benefits to certain domestic former employees and certain domestic full-time employees who retire from the Company. The health care plans contain various cost-sharing features such as participant contributions, deductibles, coinsurance and caps, with Medicare as the primary provider of health care benefits for eligible retirees. The accounting for the health care plans anticipates future cost-sharing changes that are consistent with the Company’s expressed intent to maintain a consistent level of cost sharing with retirees.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

The following table summarizes information for the defined benefit pension and other postretirement benefit plans based on a December 31 measurement date.

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation, beginning of year	$293,549	$285,682	$36,033	$61,006
Service cost	453	408	248	301
Interest cost	11,600	12,732	912	2,200
Plan participants’ contributions	—	—	1,839	1,321
Actuarial loss (gain)	(4,114)	11,063	(3,674)	4,445
Net curtailment loss (gain)	—	—	970	—
Settlement (gain) loss	—	1,535	(21)	(971)
Plan amendments	—	—	(4,242)	(26,797)
Benefits paid, including settlements	(13,666)	(22,989)	(4,823)	(5,472)
Translation loss (gain) and other	2,759	5,118	—	—

Benefit obligation, end of year	290,581	293,549	27,242	36,033

Change in plan assets:
Fair value of plan assets, beginning of year	258,199	215,865	5,210	5,199
Employer and plan participant contributions	22,067	30,353	3,358	5,098
Return on plan assets	7,570	29,694	201	385
Benefits paid, including settlements	(13,666)	(22,989)	(4,823)	(5,472)
Translation loss (gain) and other	2,743	5,276	—	—

Fair value of plan assets, end of year	276,913	258,199	3,946	5,210

Funded status (benefit obligation in excess of fair value of plan assets)	$13,668	$35,350	$23,296	$30,823

The following table presents balance sheet location of the Company’s pension and postretirement liabilities and assets.

	Successor	Successor
	December 31, 2013	December 31, 2012
Other accrued liabilities	$(1,152)	$(1,365)
Pension and other postretirement benefit liabilities	$(40,349)	$(72,317)
Other noncurrent assets	$4,537	$7,509

Foreign plans represented 45% and 49% of the pension benefit obligation and pension plan assets, respectively, as of December 31, 2013 and 40% and 49% of the pension benefit obligation and pension plan assets, respectively, as of December 31, 2012.

During 2012, the Company settled a portion of its pension obligation resulting in a settlement loss and terminated a postretirement benefit plan resulting in a settlement gain. During 2013 and 2012, the Company amended certain of its other postretirement benefit plans to eliminate eligibility for certain employees and reduce medical benefits offered under the plans. The impact of the plan amendments is being recognized over the remaining service life of plan participants in plans with active participants and over the life expectancy of plan participants in plans with no active participants.

The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $276,087 and $269,048 as of December 31, 2013 and 2012, respectively. The following table summarizes information for the Company’s pension plans with an accumulated benefit obligation in excess of plan assets.

	Successor	Successor
	December 31, 2013	December 31, 2012
Projected benefit obligation	$174,933	$175,249
Accumulated benefit obligation	$174,933	$175,249
Fair value of plan assets	$141,857	$132,390

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

The following table summarizes pretax amounts included in accumulated other comprehensive loss for the years ended December 31, 2013 and 2012:

	Pension Benefits		Other Postretirement Benefits
	Successor	Successor	Successor	Successor
	2013	2012	2013	2012
Unrecognized net actuarial gain (loss)	$(28,783)	$(26,097)	$(1,084)	$(4,068)
Unrecognized prior service credit	—	—	37,793	43,169

Total	$(28,783)	$(26,097)	$36,709	$39,101

Pretax amounts for net periodic benefit cost and other amounts included in other comprehensive income (loss) for the defined benefit pension and other postretirement benefit plans consisted of the following components:

	Pension Benefits
	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 15 - December 31, 2011	January 1 - January 14, 2011
Service cost	$453	$408	$1,010	$94
Interest cost	11,600	12,732	13,285	562
Recognized actuarial loss	469	519	—	49
Net curtailment loss (gain)	—	—	(2,161)	—
Settlement loss	—	1,535	941	—
Expected return on plan assets	(14,439)	(12,803)	(14,098)	(588)

Net periodic benefit cost (income)	(1,917)	2,391	(1,023)	117

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Change in unrecognized net actuarial loss (gain)	2,686	(6,436)	32,533	(49)

Total included in other comprehensive income (loss)	2,686	(6,436)	32,533	(49)

Total recognized in net periodic benefit cost and included in other comprehensive income (loss)	$769	$(4,045)	$31,510	$68

	Other Postretirement Benefits
	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 15 - December 31, 2011	January 1 - January 14, 2011
Service cost	$248	$301	$1,425	$68
Interest cost	912	2,200	3,847	167
Recognized actuarial loss (gain)	279	—	—	(19)
Amortization of prior service credit	(9,618)	(6,759)	(1,994)	(86)
Net settlement/curtailment gain	(21)	(971)	—	—
Expected return on plan assets	—	(165)	(160)	(7)

Net periodic benefit cost (income)	(8,200)	(5,394)	3,118	123

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Change in unrecognized net actuarial loss (gain)	(2,984)	4,286	(218)	19
Change in unrecognized prior service credit	5,376	(20,023)	(23,146)	86

Total included in other comprehensive income (loss)	2,392	(15,737)	(23,364)	105

Total recognized in net periodic benefit cost and included in other comprehensive income (loss)	$(5,808)	$(21,131)	$(20,246)	$228

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

Amortization of amounts included in accumulated other comprehensive loss as of December 31, 2013 is expected to increase (decrease) net periodic benefit cost during 2014 as follows:

	Pension Benefits	Other Postretirement Benefits	Total
Amortization of net actuarial loss	$284	$(337)	$(53)
Amortization of prior service credit	—	(9,976)	(9,976)

Total	$284	$(10,313)	$(10,029)

Assumptions

Significant weighted average assumptions used in determining benefit obligations and net periodic benefit cost are as follows:

	Pension Benefits
	Successor	Successor	Successor
	2013	2012	2011
Benefit obligations:
Discount rate	4.70%	4.10%	4.50%
Rate of compensation increase	4.30%	3.90%	4.00%
Net periodic benefit cost:
Discount rate	4.10%	4.50%	5.30%
Rate of return on plan assets	5.60%	5.55%	6.40%
Rate of compensation increase	3.90%	4.00%	4.40%

	Other Postretirement Benefits
	Successor	Successor	Successor
	2013	2012	2011
Benefit obligations:
Discount rate	3.50%	2.65%	4.20%
Net periodic benefit cost:
Discount rate	2.65%	4.20%	5.35%
Health care cost trend rate assumed for next year	7.25%	7.35%	7.60%
Ultimate rate to which the cost trend rate is assumed to decline	4.75%	4.75%	4.60%
Year that the rate reaches the ultimate trend rate	2023	2022	2026

The Company considered the available yields on high-quality fixed-income investments with maturities corresponding to the Company’s expected benefit obligations to determine the discount rates at each measurement date.

A one-percentage-point change in assumed health care cost trend rates would have had an immaterial impact on the total service and interest cost components of net periodic benefit cost and the benefit obligation as of and for the year ended December 31, 2013.

Plan Assets

In developing the expected rate of return on plan assets, the Company considered the expected long-term rate of return on individual asset classes. Expected return on plan assets is based on the market value of the assets. Substantially all of the pension assets are managed by independent investment advisors with an objective of transitioning to a portfolio of fixed income investments that matches the durations of the obligations as the funded status of each plan improves.

Mutual funds classified as Level 1 are valued at net asset value, which is based on the fair value of the funds’ underlying securities. Certain mutual funds are classified as Level 2 because a portion of the funds’ underlying assets are valued using significant other observable inputs. Other assets are primarily composed of fixed income investments (including insurance products) and are valued based on the investment’s stated rate of return, which approximates market interest rates.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

The estimated fair values and the valuation input levels of the Company’s plan assets as of December 31, 2013 are as follows:

	Pension Benefits		Other Postretirement Benefits
	Level 1 Fair Value	Level 2 Fair Value	Level 1 Fair Value	Level 2 Fair Value
Mutual funds:
U.S equity	$5,777	$—	$—	$—
International equity	6,343	48,260	—	—
U.S. debt	114,586	—	3,946	—
International debt	11,533	86,640	—	—
Other	3,620	154	—	—

Total	$141,859	$135,054	$3,946	$—

The estimated fair values and the valuation input levels of the Company’s plan assets as of December 31, 2012 are as follows:

	Pension Benefits		Other Postretirement Benefits
	Level 1 Fair Value	Level 2 Fair Value	Level 1 Fair Value	Level 2 Fair Value
Mutual funds:
U.S equity	$21,784	$—	$—	$—
International equity	24,500	49,839	—	—
U.S. debt	69,097	—	989	—
International debt	6,917	74,897	—	—
Other	10,091	1,074	—	4,221

Total	$132,389	$125,810	$989	$4,221

Expected Cash Flows

The Company expects to contribute $20.9 million to the defined benefit pension plans and $3.4 million to the other postretirement benefit plans during 2014.

The following table summarizes projected benefit payments from pension and other postretirement benefit plans through 2023, including benefits attributable to estimated future service.

	Pension Benefits	Other Postretirement Benefits
	(in millions)
2014	$13.4	$3.4
2015	$13.4	$3.6
2016	$13.5	$3.3
2017	$13.5	$3.1
2018	$13.5	$2.8
2019-2023	$68.0	$10.8

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

11.	INCOME TAXES

Income (loss) before income taxes includes the results from domestic and international operations as follows:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 15 - December 31, 2011	January 1 - January 14, 2011
U.S. companies	$(149,688)	$(108,790)	$(483,775)	$(173,653)
Non-U.S. companies	225,873	146,092	152,140	2,513

Income (loss) before income taxes	$76,185	$37,302	$(331,635)	$(171,140)

The components of the income tax expense (benefit) were as follows:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 15 - December 31, 2011	January 1 - January 14, 2011
Current:
Federal	$19,646	$8,405	$1,674	$—
Foreign	73,123	67,755	58,552	1,850
State	4,742	4,502	2,047	—

Current income tax expense	97,511	80,662	62,273	1,850

Deferred:
Federal	(41,428)	(31,943)	(132,303)	(26,381)
Foreign	1,410	(9,400)	(6,972)	(658)
State	(704)	(7,370)	(2,325)	(5,897)

Deferred income tax expense (benefit)	(40,722)	(48,713)	(141,600)	(32,936)

Total income tax expense (benefit)	$56,789	$31,949	$(79,327)	$(31,086)

The reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate was as follows:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 15 - December 31, 2011	January 1 - January 14, 2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect (1)	(0.9)	(0.4)	(0.1)	2.0
Other permanent items	3.5	9.7	(1.3)	—
Goodwill related items	19.2	—	(8.3)	—
Federal and state tax credits	(4.6)	—	0.9	—
Change in unrecognized tax benefits	2.1	4.1	(1.4)	—
Nondeductible debt conversion costs	—	—	—	(18.4)
Foreign dividends and Subpart F income, net of foreign tax credits	44.7	78.7	(6.9)	—
Foreign earnings taxed at other than federal rate	(38.0)	(56.2)	6.8	(0.2)
Tax provision adjustments and revisions to prior years’ returns	(5.4)	9.5	—	—
Change in valuation allowance	18.7	4.2	(1.5)	0.3
Other	0.2	1.0	0.7	(0.5)

Effective income tax rate	74.5%	85.6%	23.9%	18.2%

(1)	Presented net of federal tax benefit and does not include tax expense related to valuation allowances.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

On January 2, 2013, the American Taxpayer Relief Act of 2012 retroactively extended the tax credit for research and experimentation expenses through December 31, 2013. The Company has reflected the 2012 credit in its 2013 tax provision, resulting in a tax rate benefit of 2.3%.

The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet were as follows:

	Successor	Successor
	December 31, 2013	December 31, 2012
Deferred tax assets:
Accounts receivable, inventory and warranty reserves	$37,594	$37,512
Employee benefits	15,345	15,462
Postretirement benefits	16,038	24,671
Restructuring accruals	4,641	2,625
Foreign net operating loss carryforwards	50,527	53,328
Federal net operating loss carryforwards	4,369	—
Federal tax credit carryforwards	127,148	121,559
Capital loss carryforwards	10	2,648
State net operating loss and tax credit carryforwards	15,370	11,597
Transaction costs	3,250	4,668
Equity-based compensation	10,538	9,874
Other	4,755	17,353

Total deferred tax assets	289,585	301,297
Valuation allowance	(69,397)	(54,671)

Total deferred tax assets, net of valuation allowance	220,188	246,626

Deferred tax liabilities:
Intangible assets	(479,627)	(534,873)
Property, plant and equipment	(30,025)	(48,366)
Undistributed foreign earnings	(35,805)	(26,915)
Other	(2,735)	(4,712)

Total deferred tax liabilities	(548,192)	(614,866)

Net deferred tax liability	$(328,004)	$(368,240)

Deferred taxes as recorded on the balance sheet:
Current deferred tax asset	$55,609	$61,072
Current deferred tax liability (included with Other current liabilities)	(1,176)	—
Noncurrent deferred tax asset (included with Other noncurrent assets)	4,090	—
Noncurrent deferred tax liability	(386,527)	(429,312)

Net deferred tax liability	$(328,004)	$(368,240)

The Company establishes a valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

The deferred tax asset for federal tax credit carryforwards as of December 31, 2013 includes foreign tax credit carryforwards of $114.3 million, which will expire between 2017 and 2023, research tax credit carryforwards of $11.1 million, which will expire between 2028 and 2033 and alternative minimum tax credit carryforwards of $1.7 million with no expiration. A $4.8 million valuation allowance has been established against these deferred tax assets.

The deferred tax asset for state net operating loss and tax credit carryforwards as of December 31, 2013 includes state net operating loss carryforwards (net of federal tax impact) of $14.4 million, which begin to expire in 2014, and state tax credit carryforwards (net of federal tax impact) of $1.0 million which begin to expire in 2014. A valuation allowance of $7.0 million has been established against these state income tax related deferred tax assets.

Deferred tax assets as of December 31, 2013 include $50.5 million of tax benefits associated with foreign net operating loss carryforwards which will expire beginning in 2018. Certain of these foreign net operating loss carryforwards are subject to local restrictions limiting their utilization. As of December 31, 2013 valuation allowances of $43.7 million have been established related to these foreign net operating loss carryforwards.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

In addition to the valuation allowances detailed above, the Company has also established a valuation allowance of $14.0 million against other deferred tax assets.

As of December 31, 2013, a deferred tax liability of $35.8 million has been established to reflect the U.S. federal and state tax cost associated with the planned repatriation of that portion of the Company’s undistributed foreign earnings that are not considered to be permanently reinvested in foreign operations. The remaining amount of undistributed earnings from foreign subsidiaries for which no incremental U.S. income taxes have been provided was $398 million as of December 31, 2013 as these earnings are considered to be permanently reinvested in foreign operations. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

The following table reflects a reconciliation of the beginning and end of period amounts of gross unrecognized tax benefits, excluding interest and penalties:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 15 - December 31, 2011	January 1 - January 14, 2011
Balance at beginning of period	$92,523	$95,013	$84,777	$84,777
Increase related to prior periods	150	2,608	13,337	—
Decrease related to prior periods	(311)	(541)	(6,375)	—
Increase related to current periods	7	3,113	2,865	—
Decrease related to settlement with taxing authorities	—	(5,928)	(413)	—
Decrease related to lapse in statutes of limitations	(959)	(1,742)	(2,731)	—
Increase related to acquisition	—	—	3,553	—

Balance at end of period	$91,410	$92,523	$95,013	$84,777

The Company’s liability for unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $71.6 million as of December 31, 2013. The Company operates in numerous jurisdictions worldwide and is subject to routine tax audits on a regular basis. The determination of the Company’s unrecognized tax benefits involves significant management judgment regarding interpretation of relevant facts and tax laws in each of these jurisdictions. Unrecognized tax benefits are reviewed and evaluated on an ongoing basis and may be adjusted for changing facts and circumstances including the lapse of applicable statutes of limitation and closure of tax examinations. Although the timing and outcome of such events are difficult to predict, the Company reasonably estimates that the balance of unrecognized tax benefits, excluding the impact of accrued interest and penalties, may be reduced by up to $21.0 million within the next twelve months.

The Company provides for interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2013 and 2012, the Company had accrued $14.0 million and $12.1 million, respectively, for interest and penalties. During the years ended December 31, 2013 and 2012 and the period January 15 – December 31, 2011, the net expense for interest and penalties accrued through income tax expense was $1.9 million, $1.1 million and $1.8 million, respectively.

The Company is currently under examination by the Internal Revenue Service for its U.S. federal income tax return for 2010, as well as amended returns for 2007 and 2008. These examinations are expected to be completed during 2014. The Company files state and local tax returns in multiple jurisdictions with statutes of limitation generally ranging from 3 to 4 years. The Company is generally no longer subject to state and local tax examinations for years prior to 2008. Tax returns filed by the Company’s significant foreign subsidiaries are generally subject to statutes of limitations of 3 to 7 years and are generally no longer subject to examination for years prior to 2008. In many jurisdictions, tax authorities retain the ability to review prior years’ tax returns and to adjust any net operating loss or tax credit carryforwards from these years that are available to be utilized in subsequent periods.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

The following table presents income tax expense (benefit) related to other comprehensive income (loss).

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 15 - December 31, 2011	January 1 - January 14, 2011
Foreign currency gain (loss)	$1,946	$1,050	$(354)	$—
Gain (loss) on defined benefit plans	(296)	8,076	(2,617)	(21)

Balance at end of period	$1,650	$9,126	$(2,971)	$(21)

12.	STOCKHOLDERS’ EQUITY

Dividends

On May 28, 2013, a cash dividend of $342.8 million was declared on the Company’s common stock by its Board of Directors and paid. On June 28, 2013, a cash dividend of $195.9 million was declared on the Company’s common stock by its Board of Directors and paid (collectively with the May 28, 2013 dividend, the 2013 dividends). On November 30, 2012, a cash dividend of $200.0 million was declared on the Company’s common stock by its Board of Directors and paid. Although the Company does not intend to pay dividends in the foreseeable future, the payment of any dividends may be limited by covenants under the Company’s senior secured credit facilities and the indentures governing its senior notes.

In accordance with the antidilution provisions of the Company’s stock incentive plans, the exercise prices of options that were granted following the Carlyle acquisition were adjusted to reflect the 2013 and 2012 dividends. Cash payments of $11.3 million and $0.7 million were made to stock option holders of options granted prior to the Carlyle acquisition in lieu of a reduction in exercise prices, on the 2013 and 2012 dividends, respectively. The cash payments and repricings had no effect on the vesting schedules or expiration dates of the stock options and resulted in no additional compensation expense.

Equity-Based Compensation Plans

On October 4, 2013, the Company’s Board of Directors approved the 2013 Long Term Incentive Plan (the 2013 Plan), effective October 24, 2013, authorizing 18.6 million shares for issuance. Awards under the 2013 Plan may include stock, stock options, restricted stock, restricted stock units, performance units, performance share units, performance-based restricted stock, stock appreciation rights and dividend equivalent rights for employees and non-employee directors of the Company. Approval of the 2013 Plan canceled all shares authorized but not issued under the CommScope, Inc. 2011 Incentive Plan (the 2011 Plan). Awards granted prior to October 24, 2013 remain subject to the provisions of the predecessor plans. Awards granted under the 2011 Plan include stock options and share unit awards for employees and non-employee directors of the Company. Employee stock options and share unit awards generally vest 50% based upon the continued employment of the recipient through the vesting date and 50% based upon the achievement of predetermined financial-based targets. The share unit awards are payable in stock or cash, at the Company’s discretion, and are accounted for as liability awards. As of December 31, 2013, the liability recorded for share unit awards was $10.6 million. Share unit awards that were issued in January 2011 and vested in January 2014 were paid in cash. As of December 31, 2013, 18.6 million shares were available for future grants under the 2013 Plan.

As of December 31, 2013, $19.1 million of total unrecognized compensation costs related to non-vested stock options and share unit awards are expected to be recognized over a remaining weighted average period of 1.8 years. There were no significant capitalized equity-based compensation costs at December 31, 2013.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

Stock options

The following table, which has been revised to reflect the repricing of stock option exercise prices, summarizes the Company’s stock option activity (in thousands, except per share data):

Successor	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Outstanding as of December 31, 2012	10,206	$8.33
Granted	713	$12.38	$4.69
Exercised	(239)	$6.10
Adjustment related to 2012 performance	462	$9.19	$5.10
Forfeited or expired	(314)	$6.21	$3.82

Outstanding as of December 31, 2013 (1)	10,828	$6.15		$138,353

Exercisable at December 31, 2013	5,923	$6.15		$75,717
Expected to vest	4,861	$6.16		$62,090

(1)	The weighted-average exercise price at December 31, 2013 reflects the adjustment that was made for the 2013 dividends with respect to options granted after the Carlyle acquisition, as described above.

The total intrinsic value of options exercised during the year ended December 31, 2013 (Successor), the year ended December 31, 2012 (Successor) and the periods January 15 – December 31, 2011 (Successor) and January 1 – January 14, 2011 (Predecessor) was $2.2 million, $4.2 million, $5.6 million and $0.3 million, respectively.

The exercise prices of outstanding options at December 31, 2013 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$2.96 to $5.35	1,476	3.6	$4.04	1,476	$4.04
$5.36 to $5.68	1,421	8.1	$5.57	685	$5.57
$5.69 to $8.54	5,459	7.0	$5.73	1,990	$5.73
$8.55 to $8.90	2,472	7.6	$8.68	1,772	$8.59

$2.96 to $8.90	10,828	6.8	$6.15	5,923	$6.15

The weighted average remaining contractual life of exercisable options at December 31, 2013 was 5.6 years.

The Company uses the Black-Scholes model to estimate the fair value of stock option awards. Key input assumptions used in the model to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free interest rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of CommScope stock options. Estimates of fair value are not intended to predict actual future events or the value that will ultimately be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted (No options were granted following the IPO in 2013):

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

	Successor	Successor	Successor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 15 - December 31, 2011
Expected option term (in years)	3.0	4.0	4.5
Risk-free interest rate	0.4%	0.7%	1.8%
Expected volatility	75.0%	75.0%	75.0%
Estimated marketability discount	15%	30.0%	30.0%
Expected dividend yield	0%	0%	0%
Weighted average fair value at grant date	$4.69	$3.24	$3.96

Restricted Stock Units

Restricted Stock Unit Awards (RSUs) entitle the holder to shares of common stock after a one-year vesting period. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity for the year ended December 31, 2013 (in thousands, except per share data):

Successor	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested as of December 31, 2012	—	—
Granted	5	$14.99

Outstanding and non-vested as of December 31, 2013	5	$14.99

Other

During the period January 1 – January 14, 2011 (Predecessor), the Company issued common stock valued at $0.1 million, respectively, as employer contributions to the CommScope, Inc. Retirement Savings Plan. The issuance of these shares, along with share unit award expense of $5.5 million, $3.5 million and $1.5 million for the years ended December 31, 2013 (Successor), December 31, 2012 (Successor) and the period January 15 – December 31, 2011 (Successor), respectively, is included in equity-based compensation as an adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities on the Consolidated Statements of Cash Flows.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

13.	COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and facilities under operating leases expiring at various dates through 2022. Rent expense was $29.0 million, $29.4 million, $33.1 million and $1.3 million for the year ended December 31, 2013 (Successor), the year ended December 31, 2012 (Successor), and the periods January 15 – December 31, 2011 (Successor) and January 1 – January 14, 2011 (Predecessor), respectively. Future minimum rental payments required under operating leases and capital leases having a remaining term in excess of one year at December 31, 2013 are as follows:

	Operating Leases	Capital Leases
2014	$23,717	$173
2015	17,803	16
2016	12,849	—
2017	11,119	—
2018	7,947	—
Thereafter	18,638	—

Total minimum lease payments	92,073	189
Less: Amount representing interest	—	(7)

	$92,073	$182

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 15 - December 31, 2011	January 1 - January 14, 2011
Product warranty accrual, beginning of period	$26,005	$18,653	$30,191	$30,759
Provision for (recovery of) warranty claims	8,769	13,453	4,468	(70)
Warranty claims paid	(9,936)	(6,101)	(8,232)	$(498)
Revision of purchase price allocation	—	—	(7,774)	—

Product warranty accrual, end of period	$24,838	$26,005	$18,653	$30,191

Provision for warranty claims included charges of $2.1 million and $8.9 million for the years ended December 31, 2013 (Successor) and 2012 (Successor), respectively, related to a warranty matter within the Broadband segment for products sold in 2006 and 2007.

In addition, the Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

As of December 31, 2013, the Company had commitments of $16.2 million to purchase metals that are expected to be consumed in normal production by June 2014. In the aggregate, these commitments were at prices approximately 4% above market prices as of December 31, 2013.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

Legal Proceedings

The Company is either a plaintiff or a defendant in pending legal matters in the normal course of business. Management believes none of these other legal matters will have a material adverse effect on the Company’s business or financial condition upon final disposition.

14.	INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION

Segment Information

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

The Broadband segment consists of cable and communications equipment that support the multi-channel video, voice and high-speed data services provided by cable operators. The segment’s products include coaxial and fiber-optic cables, fiber-to-the-home equipment, amplifiers, splitters and taps, conduit, headend solutions for the network core.

The following tables provide summary financial information by reportable segment:

	Successor	Successor
	2013	2012
	(in millions)
Identifiable segment-related assets:
Wireless	$2,419.8	$2,460.2
Enterprise	1,495.1	1,490.8
Broadband	363.4	455.8

Total identifiable segment-related assets	4,278.3	4,406.8
Reconciliation to total assets:
Cash and cash equivalents	346.3	264.4
Deferred income tax asset	59.7	61.1
Deferred financing fees	49.8	61.0

Total assets	$4,734.1	$4,793.3

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

The following table provides net sales, operating income (loss), depreciation, and amortization by reportable segment:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 15 - December 31, 2011	January 1 - January 14, 2011
	(in millions)
Net sales:
Wireless	$2,174.2	$1,917.1	$1,774.1	$52.5
Enterprise	827.9	846.5	881.6	23.1
Broadband	484.6	564.0	536.4	13.6
Inter-segment eliminations	(6.6)	(5.7)	(5.7)	(0.2)

Consolidated net sales	$3,480.1	$3,321.9	$3,186.4	$89.0

Operating income (loss):
Wireless (1)	$303.4	$106.7	$(213.4)	$(34.2)
Enterprise (2)	66.7	119.6	85.6	(12.6)
Broadband (3)	(40.4)	11.9	(6.9)	(6.9)

Consolidated operating income (loss)	$329.7	$238.2	$(134.7)	$(53.7)

Depreciation:
Wireless	$32.6	$44.3	$51.3	$1.9
Enterprise	12.4	13.3	14.1	0.6
Broadband	10.2	11.9	13.8	0.3

Consolidated depreciation	$55.2	$69.5	$79.2	$2.8

Amortization (4):
Wireless	$88.1	$90.7	$90.7	$3.4
Enterprise	68.4	66.6	63.8	0.2
Broadband	18.4	18.4	16.7	0.1

Consolidated amortization	$174.9	$175.7	$171.2	$3.7

(1)	Operating income includes net restructuring costs of $24.3 million, $21.9 million and $13.2 million for the year ended December 31, 2013, the year ended December 31, 2012 and the period January 15 – December 31, respectively. Operating income for the year ended December 31, 2013, the year ended December 31, 2012 and the period January 15 – December 31, 2011, includes asset impairment charges of $9.4 million, $40.9 million and $126.1 million, respectively.
(2)	Operating income includes net restructuring costs of $5.1 million, $0.3 million and $1.2 million for the year ended December 31, 2013, the year ended December 31, 2012 and the period January 15 – December 31, 2011, respectively.
(3)	Operating income includes net restructuring costs(gains) of ($7.3) million, $0.8 million and $4.3 million for the year ended December 31, 2013, the year ended December 31, 2012 and the period January 15 – December 31, 2011, respectively. Operating income for 2013 includes asset impairment charges of $36.2 million.
(4)	Excludes amortization of deferred financing fees and original issue discount

Customer Information

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for 12%, 13%, 13% and 15% of the Company’s total net sales during the year ended December 31, 2013 (Successor), the year ended December 31, 2012 (Successor) and the periods January 15 – December 31, 2011 (Successor) and January 1 – January 14, 2011 (Predecessor), respectively. Sales to Anixter primarily originate in the Enterprise segment. Other than Anixter, no customer accounted for 10% or more of the Company’s total net sales for any of the above periods.

Accounts receivable from Anixter represented approximately 14% and 12% of accounts receivable as of December 31, 2013 and 2012, respectively. Other than Anixter, no customer accounted for more than 10% of the Company’s accounts receivable as of December 31, 2013 or 2012.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

Related Party Transactions

In connection with the acquisition of CommScope, Inc. by Carlyle, the Company paid Carlyle a transaction fee of $30.0 million and entered into a management agreement pursuant to which the Company paid Carlyle an annual fee of $3.0 million for management and oversight. The Company paid $3.0 million of the annual fee in each of the years ended December 31, 2013 and 2012 and $2.88 million in the period January 15 – December 31, 2011. Following the Company’s IPO in October 2013, the management agreement with Carlyle was terminated, and a termination fee of $20.2 million was paid. The fees paid to Carlyle are reflected in selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Sales to related parties were less than 1% of net sales for all periods shown in the table above. As of December 31, 2013 and 2012, less than 1% of the Company’s accounts receivable was from related parties. Purchases from related parties other than Carlyle were less than 1% of operating costs and expenses for all periods shown in the table above. As of December 31, 2013 and 2012, none of the Company’s accounts payable were to related parties.

Geographic Information

Sales to customers located outside of the United States comprised 45%, 47%, 49% and 49% of total net sales during the year ended December 31, 2013 (Successor), December 31, 2012 (Successor) and the periods January 15 – December 31, 2011 (Successor) and January 1 – January 14, 2011 (Predecessor), respectively. Sales by geographic region, based on the destination of product shipments, were as follows:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 15 - December 31, 2011	January 1 - January 14, 2011
	(in millions)
United States	$1,903.0	$1,754.3	$1,638.2	$45.1
Europe, Middle East and Africa (EMEA)	711.5	692.4	701.5	14.4
Asia Pacific (APAC)	524.7	543.6	521.7	20.6
Central and Latin America	269.9	254.6	253.0	7.7
Canada	71.0	77.0	72.0	1.2

Consolidated net sales	$3,480.1	$3,321.9	$3,186.4	$89.0

Long-lived assets, excluding intangible assets, consist substantially of property, plant and equipment. The Company’s long-lived assets, excluding intangible assets, located in the U.S., EMEA region (Europe, Middle East and Africa), and APAC region (Asia Pacific) were 53%, 16% and 25%, respectively, as of December 31, 2013 and 56%, 25% and 14%, respectively, as of December 31, 2012.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In thousands, unless otherwise noted)

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Successor	Successor	Successor	Successor
	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Net sales	$804,689	$940,859	$888,011	$846,558
Gross profit	$265,074	$333,824	$310,199	$291,843
Operating income (loss) (a)(b)(c)	$75,425	$94,304	$99,842	$60,143
Net income (loss) (d)	$15,900	$1,121	$11,287	$(8,912)
Basic earnings (loss) per share	$0.10	$0.01	$0.07	$(0.05)
Diluted earnings (loss) per share	$0.10	$0.01	$0.07	$(0.05)

	Successor	Successor	Successor	Successor
	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Net sales	$743,740	$835,915	$894,019	$848,211
Gross profit	$217,576	$262,898	$302,827	$277,380
Operating income (a)(b)	$31,106	$65,032	$72,999	$69,101
Net income (loss)	$(17,976)	$6,595	$5,284	$11,450
Basic earnings (loss) per share	$(0.12)	$0.04	$0.03	$0.07
Diluted earnings (loss) per share	$(0.12)	$0.04	$0.03	$0.07

(a)	Operating income for each quarter in 2013 included charges related to asset impairments of, in chronological order, $5,634, $28,848, $7,320, and $3,727. The operating income for the third and fourth quarters of 2012 included charges related to asset impairments of $38,271 and $2,636, respectively.
(b)	Operating income for each quarter in 2013 included pretax net restructuring costs of, in chronological order, $1,803, $9,730, $4,900, and $5,671. Operating income for each quarter in 2012 included pretax net restructuring costs of, in chronological order, $8,066, $7,315, $1,624 and $5,988.
(c)	Operating income for the fourth quarter of 2013 included a pretax charge of $20.2 million related to terminating the Carlyle management agreement.
(d)	Net loss for the fourth quarter of 2013 included an after-tax premium on the redemption of debt of $20.5 million.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

CommScope Holding Company, Inc.

Parent Company Information

Condensed Balance Sheets

(In thousands, except share amounts)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$35	$—
Receivable from subsidiary	18,520	4,957
Other noncurrent assets	10,283	—
Investment in subsidiary	1,622,563	1,182,282

Total Assets	$1,651,401	$1,187,239

Liabilities and Stockholders’ Equity
Accrued liabilities	$7,711	$4,957
Long-term debt	550,000	—
Other noncurrent liabilities	5,674	—

Total Liabilities	563,385	4,957

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $.01 par value; Authorized shares at December 31, 2013: 200,000,000; Issued and outstanding: None at December 31, 2013 and 2012	—	—
Common Stock, $.01 par value; Authorized shares at December 31, 2013: 1,300,000,000; Issued and outstanding: 185,861,777 and 154,879,299 at December 31, 2013 and 2012, respectively	1,868	1,558
Additional paid-in-capital	2,101,350	1,655,379
Retained earnings (accumulated deficit)	(978,291)	(447,687)
Accumulated other comprehensive loss	(26,276)	(16,646)
Treasury stock, at cost; 961,566 shares and 936,300 shares at December 31, 2013 and 2012, respectively	(10,635)	(10,322)

Total Stockholders’ Equity	1,088,016	1,182,282

Total Liabilities and Stockholders’ Equity	$1,651,401	$1,187,239

See notes to condensed financial information

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

CommScope Holding Company, Inc.

Parent Company Information

Condensed Statements of Operations and Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2013	January 15 - December 31, 2011
Equity in income (loss) of subsidiary	$33,730	$5,353	$(252,308)
Interest expense	(22,511)	—	—
Other expense, net	44	—	—

Income (loss) before income taxes	11,263	5,353	(252,308)
Income tax (expense) benefit	8,133	—	—

Net income (loss)	$19,396	$5,353	$(252,308)

Comprehensive income (loss):
Net income (loss)	$19,396	$5,353	$(252,308)
Other comprehensive income (loss), net of tax:
Equity in comprehensive income (loss) of subsidiary	(9,630)	9,718	(26,364)

Total other comprehensive income (loss), net of tax	(9,630)	9,718	(26,364)

Total Comprehensive income (loss)	$9,766	$15,071	$(278,672)

See notes to condensed financial information

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

CommScope Holding Company, Inc.

Parent Company Information

Condensed Statements of Cash Flows

(In thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	January 15 - December 31, 2011
Operating Activities:
Net income (loss)	$19,396	$5,353	$(252,308)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	952	—	—
Equity in income (loss) of subsidiary	(33,730)	(5,353)	252,308
Changes in assets and liabilities:
Receivable from subsidiary	(9,483)	(3,459)	(1,498)
Accounts payable and other liabilities	3,037	3,459	1,498

Net cash provided by (used in) operating activities	(19,828)	—	—

Investing Activities:
Investment in subsidiary	(440,074)	—	(1,606,599)
Distribution from subsidiary	18,522	200,000	—

Net cash provided by (used in) investing activities	(421,552)	200,000	(1,606,599)

Financing Activities:
Long-term debt proceeds	550,000	—	—
Net proceeds from the issuance of shares	438,871	—	1,606,599
Proceeds from the issuance of common shares under equity-based compensation plans	1,174	—	—
Long-term debt issuance costs	(9,925)	—	—
Dividends paid	(538,705)	(200,000)	—

Net cash provided by (used in) financing activities	441,415	(200,000)	1,606,599

Effect of exchange rate changes on cash and cash equivalents	—	—	—

Change in cash and cash equivalents	35	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$35	$—	$—

See notes to condensed financial information

CommScope Holding Company, Inc.

Parent Company Information

Notes to Condensed Financial Statements

(In thousands, unless otherwise noted)

1.	Basis of Presentation

CommScope Holding Company, Inc. (the Parent Company), formerly known as Cedar I Holding Company, Inc., was formed by Carlyle to effect the acquisition of CommScope, Inc and had no activities prior to the acquisition of CommScope, Inc. on January 14, 2011.

The Parent Company is a holding company with no material operations of its own other than debt service. The Parent Company conducts substantially all of its activities through its direct subsidiary, CommScope, Inc. and its subsidiaries.

The accompanying Condensed Financial Statements include the accounts of the Parent Company and, on an equity basis, its direct and indirect subsidiaries and affiliates. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with the CommScope Holding Company, Inc. and subsidiaries (the Company) consolidated financial statements included elsewhere herein.

The condensed parent-only financial statement have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company. The ability of the Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ financing arrangements (see Note 6 to the consolidated financial statements).

On October 4, 2013 the Company effected a 3-for-1 stock split of its common stock. All share numbers have been revised to reflect the stock split.

2.	Commitments and Contingencies

The Parent Company guarantees the CommScope, Inc. senior secured term loan and asset-based revolving credit facilities. See Note 6 to the consolidated financial statements for more information on the CommScope, Inc. secured credit facilities. For discussion of the commitments and contingencies of the subsidiaries of the Parent Company see Note 13 to the consolidated financial statements.

3.	Related Parties

For discussion of our related party transactions see Note 14 to the consolidated financial statements.

4.	Financing

In May 2013, the Parent Company issued $550.0 million of 6.625%/7.375% Senior Payment-in-Kind Toggle Notes due 2020 (senior PIK toggle notes) in a private offering for proceeds of $540.1 million, net of debt issuance costs paid by the Parent Company. A subsidiary of the Parent Company paid $1.3 million of debt issuance costs related to the senior PIK toggle notes. The senior PIK toggle notes are senior unsecured obligations that are not guaranteed by any of the Parent Company’s subsidiaries. See Note 6 to the consolidated financial statements for more information on the senior PIK toggle notes.

5.	Cash Flow Information

During the years ended December 31, 2013 and 2012 and the period from January 15 – December 31, 2011, the Parent Company acquired treasury stock as a result of stock option exercises, which resulted in noncash financing activities of $279, $2,734 and $3,590 respectively.

6.	Dividends

Special cash dividends of $538.7 million and $200.0 million were declared and paid to the common stock holders of the Parent Company during the years ended December 31, 2013 and 2012, respectively. The dividends paid in 2013 were funded using proceeds from the senior PIK toggle notes. To fund the dividend paid in 2012, a distribution was paid to the Parent Company from its subsidiary. In conjunction with the 2013 and 2012 dividends, distributions of $11,295 and $732, respectively, were made by a subsidiary of the Parent Company to certain option holders and have been reflected as a reduction of the Parent Company investment in subsidiary.

To fund the semi-annual interest payment due December 2013 on the senior PIK toggle notes, a distribution of $18.5 million was paid to the Parent Company by its subsidiary.

7.	Initial Public Offering

In October 2013, the Company completed an initial public offering (IPO) of its common stock. The Company issued 30.8 million shares of common stock and funds affiliated with Carlyle sold 10.9 million shares. The Company raised $434.0 million, net of transaction costs, from the IPO. Of the total raised, the Parent Company received $438.9 million while $4.9 million of IPO transaction costs were paid by its subsidiary. The Parent Company contributed $438.9 million of net IPO proceeds to its subsidiary to fund a debt redemption by the subsidiary.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Internal Control over Financial Reporting

Because of their inherent limitations, our disclosure controls and procedures and our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to risks, including that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

Under Section 13(r) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, or the Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engage in certain specified activities during the period covered by the report. Because the Securities and Exchange Commission, or the SEC, defines the term “affiliate” broadly, our affiliates include any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC).

The Carlyle Group L.P., or Carlyle, an entity that may be considered to be affiliated with us, has included disclosure, or the Applus Disclosure, the text of which is reproduced below, relating to certain activities of Applus Servicios Technologicos S.L.U., or Applus, (a European company which may be considered an affiliate of Carlyle) in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed with the SEC on May 14, 2013 as required by Section 219 of the Act and Section 13(r) of the Exchange Act, which describes activities that occurred during the period covered by this Annual Report on Form 10-K. Applus may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. We have no involvement in, or control over, the activities of Carlyle or Applus, any of their subsidiaries or any of their affiliated entities, and we have not independently verified or participated in the preparation of the Applus Disclosure. The Applus Disclosure does not relate to any activities conducted by us and does not involve us or our management.

“We [Carlyle] have been advised by Applus Servicios Technologicos S.L.U. (“Applus”), a European company in which our private equity funds have invested and which may be considered our affiliate, that during the period January 1, 2013 until March 31, 2013, a subsidiary of Applus provided certain services to customers that could be affiliated with the Industrial Development and Renovation Organization (IDRO), which has been designated as an agency of the Government of Iran. For this period, gross revenue attributable to such sales was €86,633 with estimated net profits to Applus of approximately €15,593. At this time, we are unable to determine whether the IDRO, directly or indirectly, controls these customers. Although these activities were not prohibited by U.S. law at the time they were conducted, Applus has advised us that its subsidiary has discontinued its dealings with such customers, and that it does not otherwise intend to continue or enter into any Iran-related activity. All such dealings (including limited wind-down activities) were discontinued prior to March 8, 2013, in accordance with the requirements of Section 218 of the Iran Threat Reduction and Syria Human Rights Act of 2012, as amended.”

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2014 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Executive Officers and Directors of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated herein by reference.

Code of Ethics for Principal Executive and Senior Financial and Accounting Officers

We have adopted the CommScope Holding Company, Inc. Code of Ethics for Principal Executive and Senior Financial and Accounting Officers (the Senior Officer Code of Ethics), a code of ethics that applies to our Chief Executive Officer, Chief

Financial Officer and Controller. The Senior Officer Code of Ethics is publicly available on our web site at www.commscope.com. If we make an amendment to, or grant a waiver from, a provision of the Senior Officer Code of Ethics, we will disclose the nature of such waiver or amendment on our web site.

ITEM 11.	EXECUTIVE COMPENSATION

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2014 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2014 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2014 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2014 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report:

1.	Audited Consolidated Financial Statements

The following consolidated financial statements of CommScope Holding Company, Inc. are included under Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2013(Successor) and 2012 (Successor), the Period from January 15, 2011 to December 31, 2011 (Successor) and the Period from January 1, 2011 to January 14, 2011 (Predecessor)

Consolidated Balance Sheets as of December 31, 2013 (Successor) and 2012 (Successor)

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 (Successor) and 2012 (Successor), the Period from January 15, 2011 to December 31, 2011 (Successor) and the Period from January 1, 2011 to January 14, 2011 (Predecessor)

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 (Successor) and 2012 (Successor), the Period from January 15, 2011 to December 31, 2011 (Successor) and the Period from January 1, 2011 to January 14, 2011 (Predecessor)

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule I—Condensed Financial Information of the Registrant

Certain schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	List of Exhibits. See Index of Exhibits included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMSCOPE HOLDING COMPANY, INC

DATE: February 20, 2014	BY:	/s/ MARVIN S. EDWARDS, JR.
Marvin S. Edwards, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARVIN S. EDWARDS, JR.	President, Chief Executive Officer and Director	February 20, 2014
Marvin S. Edwards, Jr.

/s/ MARK A. OLSON	Executive Vice President and Chief Financial Officer	February 20, 2014
Mark A. Olson

/s/ ROBERT W. GRANOW	Senior Vice President, Corporate Controller and Principal Accounting Officer	February 20, 2014
Robert W. Granow

/s/ FRANK M. DRENDEL	Director and Chairman of the Board	February 20, 2014
Frank M. Drendel

/s/ CLAUDIUS E. WATTS IV	Director	February 20, 2014
Claudius E. Watts IV

/s/ CAMPBELL R. DYER	Director	February 20, 2014
Campbell R. Dyer

/s/ AUSTIN A. ADAMS	Director	February 20, 2014
Austin A. Adams

/s/ MARCO DE BENEDETTI	Director	February 20, 2014
Marco De Benedetti

/s/ PETER J. CLARE	Director	February 20, 2014
Peter J. Clare

/s/ STEPHEN C. GRAY	Director	February 20, 2014
Stephen C. Gray

/s/ L. WILLIAM KRAUSE	Director	February 20, 2014
L. William Krause

/s/ TIMOTHY T. YATES	Director	February 20, 2014
Timothy T. Yates

Index of Exhibits

Exhibit No.		Description

*	3.1	Amended and Restated Certificate of Incorporation of CommScope Holding Company, Inc. (Incorporated by reference to Exhibit 3.1 of Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 27, 2013).

*	3.2	Amended and Restated By-Laws of CommScope Holding Company, Inc. (as adopted October 24, 2013) (Incorporated by reference to Exhibit 3.2 of Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 27, 2013).

*	4.1	Indenture governing the 8.25% Senior Notes due 2019, among CommScope, Inc. as Issuer, the Guarantors named therein, and Wilmington Trust, National Association, as trustee, dated January 14, 2011 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	4.2	Form of 8.25% Senior Note due 2019 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	4.3	Indenture governing the 6.625% / 7.375% Senior PIK Toggle Notes due 2020, between CommScope Holding Company, Inc. as Issuer and Wilmington Trust, National Association, as trustee, dated May 28, 2013 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	4.4	Form of 6.625% / 7.375% Senior PIK Toggle Note due 2020 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.1	Revolving Credit and Guaranty Agreement, dated as of January 14, 2011, by and among CommScope Holding Company, Inc., CommScope, Inc., as Parent Borrower, the U.S. Co-Borrowers and European Co-Borrowers named therein, the Guarantors named therein, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as US Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.2	Amendment No. 1, dated as of March 9, 2012, among CommScope, Inc., as Parent Borrower, the US Borrowers, European Co-Borrowers and Guarantors named therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.3	Revolving Credit Facility Pledge and Security Agreement, dated as of January 14, 2011, among CommScope, Inc. (as successor by merger to Cedar I Merger Sub, Inc.) and the additional Grantors party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent and as administrative agent for the Secured Parties referred to therein (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.4	Patent Security Agreement, dated as of January 14, 2011, made by Allen Telecom LLC, Andrew LLC and CommScope, Inc. of North Carolina in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.5	Trademark Security Agreement, dated as of January 14, 2011, made by Allen Telecom LLC, Andrew LLC and CommScope, Inc. of North Carolina in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.6	Copyright Security Agreement, dated as of January 14, 2011, made by Allen Telecom LLC, Andrew LLC and CommScope, Inc. of North Carolina in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.7	Credit Agreement, dated as of January 14, 2011, among CommScope, Inc. (as successor by merger to Cedar I Merger Sub, Inc.), as Borrower, CommScope Holding Company, Inc., the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.7.1	Amendment Agreement, dated as of March 7, 2012, among CommScope, Inc., as Borrower, CommScope Holding Company, Inc., the subsidiary guarantors party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.7.2	Amendment Agreement, dated as of March 8, 2013, among CommScope, Inc., as Borrower, CommScope Holding Company, Inc., the subsidiary guarantors party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.7.3	Amendment No. 3, dated as of December 3, 2013, to the Credit Agreement, dated as of January 14, 2011, among CommScope, Inc., as Borrower, CommScope Holding Company, Inc., as Holdings, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents and arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36146), filed with the SEC on December 3, 2013).

*	10.8	Term Loan Credit Facility Pledge and Security Agreement, dated as of January 14, 2011, among CommScope, Inc. (as successor by merger to Cedar I Merger Sub, Inc.) and the additional Grantors party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent and as administrative agent for the Secured Parties referred to therein (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.9	Patent Security Agreement, dated as of January 14, 2011, made by Allen Telecom LLC, Andrew LLC and CommScope, Inc. of North Carolina in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.10	Trademark Security Agreement, dated as of January 14, 2011, made by Allen Telecom LLC, Andrew LLC and CommScope, Inc. of North Carolina in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.11	Copyright Security Agreement, dated as of January 14, 2011, made by Allen Telecom LLC, Andrew LLC and CommScope, Inc. of North Carolina in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.12	Holdings Guaranty, dated as of January 14, 2011, by CommScope Holding Company, Inc. in favor of the Secured Parties referred to therein (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.13

Subsidiary Guaranty, dated as of January 14, 2011, from the Subsidiary Guarantors named therein in favor of the Secured Parties referred to therein (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.14	Intercreditor Agreement, dated as of January 14, 2011, by and among CommScope Inc., CommScope Holding Company, Inc., certain Subsidiaries party thereto as a Guarantor, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the holders of Revolving Credit Obligations, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the holders of Initial Fixed Asset Obligations (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

**	10.15	Amended and Restated Stockholders Agreement.

*	10.16	Amended and Restated Employment Agreement between Frank M. Drendel and CommScope, Inc., dated January 14, 2011, as amended on September 12, 2013 (Incorporated by reference to Exhibit 10.18 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.17	Employment Agreement between Randall W. Crenshaw and CommScope, Inc., dated January 14, 2011, as amended on September 12, 2013 (Incorporated by reference to Exhibit 10.19 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.18	Employment Agreement between Marvin S. Edwards, Jr. and CommScope, Inc., dated January 14, 2011, as amended on September 12, 2013 (Incorporated by reference to Exhibit 10.20 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.19	Employment Agreement between Mark A. Olson and CommScope, Inc., dated January 21, 2014 (Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36146), filed with the SEC on January 23, 2014).

*	10.20	Form of Amended and Restated Severance Protection Agreement between CommScope, Inc. and certain executive officers (Incorporated by reference to Exhibit 10.21 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.21	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.22 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.22	Andrew Corporation Management Incentive Program, dated November 18, 1999, as amended May 12, 2003, May 14, 2004 and January 22, 2008 (Incorporated by reference to Exhibit 10.23 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.23	Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (as amended and restated effective May 7, 2004) (Incorporated by reference to Exhibit 10.24 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.24	Amended and Restated CommScope, Inc. 2006 Long Term Incentive Plan (as amended and restated effective February 28, 2007) (Incorporated by reference to Exhibit 10.25 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.25	Amended and Restated CommScope Holding Company, Inc. 2011 Incentive Plan (as amended and restated effective February 19, 2013) (Incorporated by reference to Exhibit 10.26 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

**	10.26	CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan.

**	10.27	CommScope Holding Company, Inc. Annual Incentive Plan.

*	10.28	CommScope, Inc. Annual Incentive Plan (as amended effective March 24, 2009) (Incorporated by reference to Exhibit 10.29 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.29	Amended and Restated CommScope, Inc. Supplemental Executive Retirement Plan (as amended and restated effective April 9, 2009) (Incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.30	Forms of Stock Option Award Agreement under the Amended and Restated CommScope Holding Company, Inc. 2011 Incentive Plan (Incorporated by reference to Exhibit 10.31 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.31	First Amendment, dated January 12, 2011, to Amended and Restated CommScope, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.32 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.32	Registration Rights Agreement, dated as of January 14, 2011, by and among Carlyle- CommScope Holdings, L.P. and each other person executing the agreement as a “Rollover Investor” (Incorporated by reference to Exhibit 10.33 of Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 27, 2013).

**	10.33	CommScope Holding Company, Inc. Non-Employee Director Compensation Plan

**	10.34	Form of Restricted Stock Unit Award Agreement under the CommScope Holding Company, Inc. Non-Employee Director Compensation Plan, which is operated as a subplan of the CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan

**	21.1	List of Subsidiaries

**	23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

**	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

**	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

±	32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).

†	101.INS	XBRL Instance Document, furnished herewith

†	101.SCH	XBRL Schema Document, furnished herewith

†	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†	101.INS	XBRL Taxonomy Extension Label Linkbase Document

†	101.INS	XBRL Taxonomy Extension Presentation Linkbase Document

†	101.INS	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed
**	Filed herewith
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
±	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.