Form 10-Q
period 2014-03-31
CommScope Holding Company, Inc.
filed 2014-04-30
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333 - 190354

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

As of April 23, 2014 there were 186,237,671 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

March 31, 2014

Part 1 — Financial Information (Unaudited)

ITEM 1.	Condensed Consolidated Financial Statements

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

and Comprehensive Income

(Unaudited - In thousands except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net sales	$935,036	$804,689
Operating costs and expenses:
Cost of sales	597,325	539,615
Selling, general and administrative	113,028	108,982
Research and development	31,870	29,950
Amortization of purchased intangible assets	44,298	43,280
Restructuring costs, net	1,980	1,803
Asset impairments	—	5,634

Total operating costs and expenses	788,501	729,264

Operating income	146,535	75,425
Other expense, net	(3,195)	(3,441)
Interest expense	(42,280)	(45,785)
Interest income	1,104	704

Income before income taxes	102,164	26,903
Income tax expense	(37,677)	(11,003)

Net income	$64,487	$15,900

Earnings per share:
Basic	$0.35	$0.10
Diluted	$0.34	$0.10

Weighted average shares outstanding:
Basic	185,942	154,881
Diluted	190,922	156,644

Comprehensive income (loss):
Net income	$64,487	$15,900
Other comprehensive income (loss), net of tax:
Foreign currency gain (loss)	1,627	(5,931)
Pension and other postretirement benefit activity	(1,551)	(1,357)

Total other comprehensive income (loss), net of tax	76	(7,288)

Total comprehensive income	$64,563	$8,612

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share amounts)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$305,188	$346,320
Accounts receivable, less allowance for doubtful accounts of $12,951 and $12,617, respectively	714,980	607,489
Inventories, net	410,776	372,187
Prepaid expenses and other current assets	66,234	71,818
Deferred income taxes	49,779	55,609

Total current assets	1,546,957	1,453,423

Property, plant and equipment, net of accumulated depreciation of $193,667 and $183,965, respectively	303,364	310,143
Goodwill	1,445,712	1,450,506
Other intangible assets, net	1,378,051	1,422,192
Other noncurrent assets	100,004	97,791

Total assets	$4,774,088	$4,734,055

Liabilities and Stockholders’ Equity

Accounts payable	$296,568	$251,639
Other accrued liabilities	272,190	332,280
Current portion of long-term debt	9,097	9,462

Total current liabilities	577,855	593,381

Long-term debt	2,503,542	2,505,090
Deferred income taxes	391,293	386,527
Pension and other postretirement benefit liabilities	40,308	40,349
Other noncurrent liabilities	102,390	120,692

Total liabilities	3,615,388	3,646,039

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000; Issued and outstanding shares: None at March 31, 2014 and December 31, 2013	—	—
Common stock, $.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 186,199,035 and 185,861,777 at March 31, 2014 and December 31, 2013, respectively	1,872	1,868
Additional paid-in capital	2,107,467	2,101,350
Retained earnings (accumulated deficit)	(913,804)	(978,291)
Accumulated other comprehensive loss	(26,200)	(26,276)
Treasury stock, at cost: 961,566 shares at March 31, 2014 and December 31, 2013	(10,635)	(10,635)

Total stockholders’ equity	1,158,700	1,088,016

Total liabilities and stockholders’ equity	$4,774,088	$4,734,055

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net income	$64,487	$15,900
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	59,461	60,898
Equity-based compensation	3,676	4,472
Deferred income taxes	7,343	(9,176)
Asset impairments	—	5,634
Excess tax benefits from equity-based compensation	(1,542)	(1)
Changes in assets and liabilities:
Accounts receivable	(101,793)	(52,605)
Inventories	(38,636)	(34,898)
Prepaid expenses and other assets	4,341	(1,019)
Accounts payable and other liabilities	(31,063)	(42,560)
Other	(1,763)	500

Net cash used in operating activities	(35,489)	(52,855)

Investing Activities:
Additions to property, plant and equipment	(6,675)	(6,532)
Proceeds from sale of property, plant and equipment	1,183	276
Cash paid for acquisitions	—	(34,000)
Other	46	2,315

Net cash used in investing activities	(5,446)	(37,941)

Financing Activities:
Long-term debt repaid	(17,558)	(69,858)
Long-term debt proceeds	15,000	166,963
Long-term debt financing costs	—	(1,884)
Proceeds from the issuance of common shares under equity-based compensation plans	1,957	—
Excess tax benefits from equity-based compensation	1,542	1
Other	—	(8)

Net cash generated by financing activities	941	95,214

Effect of exchange rate changes on cash and cash equivalents	(1,138)	(2,055)

Change in cash and cash equivalents	(41,132)	2,363
Cash and cash equivalents, beginning of period	346,320	264,375

Cash and cash equivalents, end of period	$305,188	$266,738

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited - In thousands, except share amounts)

	Three Months Ended March 31,
	2014	2013
Number of common shares outstanding:
Balance at beginning of period	185,861,777	154,879,299
Issuance of shares under equity-based compensation plans	337,258	6,618
Shares repurchased under equity-based compensation plans	—	(5,580)

Balance at end of period	186,199,035	154,880,337

Common stock:
Balance at beginning and end of period	$1,868	$1,558
Issuance of shares under equity-based compensation plans	4	—

Balance at end of period	$1,872	$1,558

Additional paid-in capital:
Balance at beginning of period	$2,101,350	$1,655,379
Issuance of shares under equity-based compensation plans	1,953	61
Equity-based compensation	2,622	3,261
Tax benefit from shares issued under equity-based compensation plans	1,542	2

Balance at end of period	$2,107,467	$1,658,703

Retained earnings (accumulated deficit):
Balance at beginning of period	$(978,291)	$(447,687)
Net income	64,487	15,900

Balance at end of period	$(913,804)	$(431,787)

Accumulated other comprehensive loss:
Balance at beginning of period	$(26,276)	$(16,646)
Other comprehensive income (loss), net of tax	76	(7,288)

Balance at end of period	$(26,200)	$(23,934)

Treasury stock, at cost:
Balance at beginning of period	$(10,635)	$(10,322)
Net shares repurchased under equity-based compensation plans	—	(70)

Balance at end of period	$(10,635)	$(10,392)

Total stockholders’ equity	$1,158,700	$1,194,148

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Condensed Consolidated Financial Statements

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

Basis of Presentation

The Condensed Consolidated Balance Sheet as of March 31, 2014, the Condensed Consolidated Statements of Operations and Comprehensive Income, Cash Flows and Stockholders’ Equity for the three months ended March 31, 2014 and 2013 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the 2013 Annual Report). There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2014. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements.

As of January 1, 2014, the Company adopted new accounting guidance that requires an entity to net its liability for uncertain tax positions as a reduction to deferred tax balances related to net operating loss carryforwards, similar tax losses or tax credit carryforwards when settlement in this manner is available under the tax law. The provisions of this new guidance did not have a material impact on the Company’s financial statements.

On October 4, 2013, the Company effected a 3-for-1 stock split of its common stock. All share and per share numbers have been revised to reflect the stock split.

Concentrations of Risk and Related Party Transactions

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 11% and 12% of the Company’s total net sales during the three months ended March 31, 2014 and 2013, respectively. Sales to Anixter primarily originate within the Enterprise segment. Other than Anixter, no customer accounted for 10% or more of the Company’s total net sales for the three months ended March 31, 2014 or 2013.

Accounts receivable from Anixter represented approximately 12% of accounts receivable as of March 31, 2014. Other than Anixter, no other customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2014.

As of March 31, 2014, the Company was 65.2% owned by funds affiliated with The Carlyle Group (Carlyle). The Company paid $0.8 million of the annual management and oversight fee to Carlyle in the three months ended March 31, 2013. In October 2013, the Company paid Carlyle approximately $20.2 million to terminate the management agreement.

CommScope Holding Company, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Three Months Ended March 31,
	2014	2013
Product warranty accrual, beginning of period	$24,838	$26,005
Provision for warranty claims	2,269	960
Warranty claims paid	(4,169)	(1,640)

Product warranty accrual, end of period	$22,938	$25,325

Commitments and Contingencies

The Company is either a plaintiff or a defendant in pending legal matters in the normal course of business. Management believes none of these legal matters will have a material adverse effect on the Company’s business or financial condition upon final disposition.

As of March 31, 2014, the Company had commitments of $20.8 million to purchase metals that are expected to be consumed in normal production by September 2014. In the aggregate, these commitments were at prices approximately 8% above market prices as of March 31, 2014.

Asset Impairment

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at their estimated fair value. There were no impairments identified during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company obtained new market data regarding a facility which is being marketed for sale. Based on this data, the Company recorded a pretax asset impairment charge of $3.6 million which was recognized within the Wireless segment. Also during the three months ended March 31, 2013, the Company concluded that certain production equipment would no longer be utilized and consequently recorded pretax asset impairment charges of $2.0 million within the Wireless segment.

Income Taxes

The effective income tax rate of 36.9% for the three months ended March 31, 2014 was higher than the statutory rate of 35% primarily due to losses in certain jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable, increases in valuation allowances on certain tax attributes, the provision for state income taxes and certain tax costs associated with repatriation of foreign earnings. These items were partially offset by benefits related to uncertain tax positions for which the statutes had lapsed and the $5.4 million pretax reduction in the estimated fair value of contingent consideration payable, which is not subject to tax.

The effective income tax rate of 40.9% for the three months ended March 31, 2013 was higher than the statutory rate and did not reflect benefits for losses in certain foreign jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable. The effective tax rate for the first quarter of 2013 included a benefit for 2012 research and development tax credits as a result of legislation enacted early in 2013. This benefit was offset by additional expense related to uncertain tax positions and certain tax costs associated with repatriation of foreign earnings. Excluding these items, the effective tax rate was comparable to the statutory rate of 35%.

CommScope Holding Company, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on net income divided by the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding equity-based awards such as stock options and restricted stock units. Certain outstanding equity-based awards were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (0.4 million shares and 0.7 million shares for the three months ended March 31, 2014 and 2013, respectively). The following table presents the basis for the earnings per share computations:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income for basic and diluted earnings per share	$64,487	$15,900

Denominator:
Weighted average shares outstanding - basic	185,942	154,881
Dilutive effect of equity-based awards	4,980	1,763

Weighted average common shares outstanding - diluted	190,922	156,644

2. ACQUISITIONS

iTRACS Corporation

In March 2013, the Company acquired substantially all of the assets and assumed certain liabilities of iTRACS Corporation (iTRACS) for approximately $34.0 million in cash. In March 2014, the Company reached an agreement with the former owners of iTRACS to adjust the purchase price by $4.7 million and that amount was received by the Company in April 2014. iTRACS develops and markets enterprise-class data center infrastructure management (DCIM) solutions and is reported within the Enterprise segment. iTRACS’ sales during the three months ended March 31, 2014 were not material. The allocation of the purchase price, based on the estimated fair values of assets acquired and liabilities assumed, is as follows (in millions):

Current assets	$1.7
Noncurrent assets, excluding intangible assets	0.7
Other intangible assets	13.1
Goodwill	15.1
Less: Liabilities assumed	(1.3)

Net acquisition cost	$29.3

The goodwill arising from the purchase price allocation of the iTRACS acquisition is believed to result from the company’s reputation in the marketplace and assembled workforce and is expected to be deductible for tax purposes.

CommScope Holding Company, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Redwood Systems, Inc.

In July 2013, the Company acquired Redwood Systems, Inc. (Redwood), a provider of LED lighting solutions and integrated sensor networks for data centers and buildings. Redwood was acquired for an initial payment of $9.8 million and contingent consideration with an estimated fair value of $12.4 million as of the acquisition date. The Company may be required to pay up to an additional $37.25 million of consideration if certain net sales targets of up to $55.0 million are met over various periods through July 31, 2015. During the three months ended March 31, 2014, the estimated fair value of the contingent consideration was reduced to $7.7 million (see Note 7). In addition, there are potential retention payments for employees of Redwood of up to $11.75 million based on the same net sales targets as the contingent consideration. Net sales of Redwood products and services were immaterial for the three months ended March 31, 2014 and are reported in the Enterprise segment. The preliminary allocation of the purchase price, based on estimates of the fair values of assets acquired and liabilities assumed, is as follows (in millions):

Current assets	$2.6
Deferred taxes	7.3
Other intangible assets	9.0
Goodwill	4.2
Other noncurrent assets	0.8
Less: Liabilities assumed	(1.7)

Net acquisition cost	$22.2

The goodwill arising from the preliminary purchase price allocation of the Redwood acquisition is believed to result from the company’s reputation in the marketplace and assembled workforce and is not expected to be deductible for tax purposes.

The Company is still finalizing the valuation of the fair value of certain tangible and intangible assets acquired and as additional information is obtained, adjustments may be made to the preliminary purchase price allocation.

3. GOODWILL

The following table presents goodwill by reportable segment (in millions):

	Wireless	Enterprise	Broadband	Total
Goodwill, gross, as of December 31, 2013	$821.1	$659.5	$86.3	$1,566.9
Revisions to purchase price allocation	—	(5.7)	—	(5.7)
Foreign exchange	0.9	—	—	0.9

Goodwill, gross, as of March 31, 2014	822.0	653.8	86.3	1,562.1

Accumulated impairment charges as of January 1, 2014 and March 31, 2014	(80.2)	—	(36.2)	(116.4)

Goodwill, net, as of March 31, 2014	$741.8	$653.8	$50.1	$1,445.7

CommScope Holding Company, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	March 31, 2014	December 31, 2013
Raw materials	$90,755	$72,170
Work in process	128,270	124,049
Finished goods	191,751	175,968

	$410,776	$372,187

Equity Method Investments

The Company utilizes the equity method of accounting for investments in entities where it does not have control but has the ability to exercise significant influence. The Company owns 2.2 million shares of Hydrogenics Corporation (Hydrogenics), a publicly traded company that supplies hydrogen generators and hydrogen-based power modules and fuel cells for various uses. As of March 31, 2014 and December 31, 2013, the Company’s ownership interest was 24.3% and 24.9%, respectively, and the carrying value of the investment was $2.5 million and $3.1 million, respectively. Equity method investments are recorded in other noncurrent assets on the Condensed Consolidated Balance Sheet.

The Company’s share of earnings and losses as well as any impairment of its equity method investments are recorded in other expense, net on the Condensed Consolidated Statement of Operations and Comprehensive Income. The Company’s share of losses in its equity method investments was $0.6 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2013, the Company also recorded an impairment charge of $0.8 million related to one of its equity method investments.

Other Accrued Liabilities

	March 31, 2014	December 31, 2013
Compensation and employee benefit liabilities	$70,675	$124,893
Deferred revenue	28,138	21,498
Product warranty accrual	22,938	24,838
Accrued interest	33,993	47,366
Restructuring reserve	13,726	18,572
Other	102,720	95,113

	$272,190	$332,280

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended March 31,
	2014	2013
Foreign currency gain (loss)
AOCL balance, beginning of period	$(29,072)	$(24,224)
Other comprehensive income (loss)	1,727	(5,931)
Amounts reclassified from AOCL	(100)	—

AOCL balance, end of period	$(27,445)	$(30,155)

Defined benefit plans
AOCI balance, beginning of period	$2,796	$7,578
Amounts reclassified from AOCI	(1,551)	(1,357)

AOCI balance, end of period	$1,245	$6,221

Net AOCL, end of period	$(26,200)	$(23,934)

CommScope Holding Company, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Defined benefit plan amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic benefit income and are primarily recorded in cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Information

	Three Months Ended
	March 31,
	2014	2013
Cash paid during the period for:
Income taxes, net of refunds	$15,595	$17,263
Interest	$52,341	$76,664
Noncash financing activities:
Acquisition of treasury stock resulting from stock option exercises	$—	$62

5. FINANCING

	March 31, 2014	December 31, 2013
8.25% senior notes due January 2019	$1,100,000	$1,100,000
Senior secured term loan due January 2017	348,250	349,125
Senior secured term loan due January 2018	522,375	523,688
Senior PIK toggle notes due June 2020	550,000	550,000
Senior secured revolving credit facility expires January 2017	—	—
Other	710	1,079

	$2,521,335	$2,523,892
Less: Original issue discount, net of amortization	(8,696)	(9,340)
Less: Current portion	(9,097)	(9,462)

	$2,503,542	$2,505,090

See Note 6 in the Notes to Consolidated Financial Statements in the 2013 Annual Report for additional information on the terms and conditions of the 8.25% senior notes, the senior secured credit facilities and the 6.625%/7.375% senior payment-in-kind toggle notes (senior PIK toggle notes).

Senior Secured Credit Facilities

During the three months ended March 31, 2014, the Company repaid $2.2 million of its senior secured term loans. No portion of the senior secured term loans was reflected as a current portion of long-term debt as of March 31, 2014 related to the potentially required excess cash flow payment because the amount that may be payable in 2015, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2014 related to 2013.

During the three months ended March 31, 2014, the Company borrowed $15.0 million and repaid $15.0 million under the revolving credit facility. As of March 31, 2014, the Company had availability of approximately $345.0 million under the asset-based revolving credit facility, after giving effect to outstanding letters of credit.

Other Matters

The Company’s non-guarantor subsidiaries held approximately $1,061 million, or 22%, of total assets and approximately $312 million, or 9%, of total liabilities as of March 31, 2014 and accounted for approximately $320 million, or 34% of net sales for the three months ended March 31, 2014. As of December 31, 2013, the non-guarantor subsidiaries held approximately $1,077 million, or 23%, of total assets and approximately $315 million, or 9%, of total liabilities. For the three months ended March 31, 2013, the non-guarantor subsidiaries accounted for approximately $290 million, or 36%, of net sales. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the amortization of deferred financing costs and original issue discount, was 6.73% and 6.89% at March 31, 2014 and December 31, 2013, respectively.

CommScope Holding Company, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

6. DERIVATIVES AND HEDGING ACTIVITIES

The Company uses forward contracts to hedge a portion of its exposure to balances denominated in currencies other than the functional currency of various subsidiaries in order to mitigate the impact of changes in exchange rates. At March 31, 2014, the Company had foreign exchange contracts with maturities ranging from one to six months with an aggregate notional value of $309 million (based on exchange rates as of March 31, 2014). Unrealized gains and losses resulting from these contracts are recognized in other expense, net and partially offset corresponding foreign exchange gains and losses on these balances. These instruments are not held for speculative or trading purposes. These contracts are not designated as hedges for hedge accounting and are marked to market each period through earnings. The following table presents the balance sheet location and fair value of the Company’s derivatives:

		Fair Value of Asset (Liability)
	Balance Sheet Location	March 31, 2014	December 31, 2013
Foreign currency contracts	Prepaid expenses and other current assets	$2,055	$2,738
Foreign currency contracts	Other accrued liabilities	(2,399)	(662)

Total derivatives not designated as hedging instruments		$(344)	$2,076

The pretax impact of the foreign currency forward contracts not designated as hedging instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Gain (Loss) Recognized
Three Months Ended March 31, 2014	Other expense, net	$(3,032)
Three Months Ended March 31, 2013	Other expense, net	$(2,423)

7. FAIR VALUE MEASUREMENTS

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, foreign currency contracts and contingent consideration payable. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of March 31, 2014 and December 31, 2013 were considered representative of their fair values due to their short terms to maturity. The fair value of the Company’s equity method investment is based on quoted market prices. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes. The fair value of the contingent consideration payable was based on a probability weighted discounted cash flow analysis.

CommScope Holding Company, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The carrying amounts, estimated fair values and valuation input levels of the Company’s equity method investment, foreign currency contracts, senior notes, senior secured term loans, senior PIK toggle notes and contingent consideration payable as of March 31, 2014 and December 31, 2013, are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Equity method investment	$2,541	$59,593	$3,112	$41,879	Level 1
Foreign currency contracts	2,055	2,055	2,738	2,738	Level 2
Liabilities:
8.25% senior notes	1,100,000	1,190,750	1,100,000	1,205,280	Level 2
Senior secured term loans, at par	870,625	871,713	872,813	874,994	Level 2
Senior PIK toggle notes	550,000	581,625	550,000	572,000	Level 2
Foreign currency contracts	2,399	2,399	662	662	Level 2
Contingent consideration	7,718	7,718	13,068	13,068	Level 3

Contingent consideration represents the estimated fair value of the expected payment due related to the acquisition of Redwood. The contingent consideration is payable in 2015 and could range from zero to $37.25 million. The amount to be paid is based on the achievement of sales targets of Redwood products with a maximum payout reached with $55.0 million of sales by July 31, 2015. The estimated fair value of the contingent consideration was $12.4 million as of July 3, 2013, the Redwood acquisition date. During the three months ended March 31, 2014, the estimated fair value of the contingent consideration was reduced to $7.7 million based on the latest projections of Redwood’s performance, which resulted in a $5.4 million reduction in selling, general and administrative expense in the Condensed Consolidated Statement of Operations and Comprehensive Income.

These fair value estimates are based on pertinent information available to management as of March 31, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and current estimates of fair value may differ significantly from the amounts presented.

8. SEGMENTS AND GEOGRAPHIC INFORMATION

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

The Broadband segment consists of cable and communications equipment that support the multi-channel video, voice and high-speed data services provided by cable operators. The segment’s products include coaxial and fiber-optic cables, fiber-to-the-home equipment, amplifiers, splitters and taps, conduit and headend solutions for the network core.

CommScope Holding Company, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The following table provides summary financial information by reportable segment (in millions):

	March 31, 2014	December 31, 2013
Identifiable segment-related assets:
Wireless	$2,545.1	$2,419.8
Enterprise	1,470.9	1,495.1
Broadband	348.8	363.4

Total identifiable segment-related assets	4,364.8	4,278.3
Reconciliation to total assets:
Cash and cash equivalents	305.2	346.3
Deferred income tax assets	57.2	59.7
Deferred financing fees	46.9	49.8

Total assets	$4,774.1	$4,734.1

The following table provides net sales, operating income (loss), depreciation, and amortization by reportable segment (in millions):

	Three Months Ended March 31,
	2014	2013
Net sales:
Wireless	$627.2	$496.5
Enterprise	201.5	191.8
Broadband	107.5	118.1
Inter-segment eliminations	(1.2)	(1.7)

Consolidated net sales	$935.0	$804.7

Operating income (loss):
Wireless (1)	$127.6	$62.4
Enterprise (2)	22.6	15.4
Broadband	(3.7)	(2.4)

Consolidated operating income	$146.5	$75.4

Depreciation:
Wireless	$7.0	$8.2
Enterprise	2.7	2.9
Broadband	2.0	2.6

Consolidated depreciation	$11.7	$13.7

Amortization (3):
Wireless	$22.5	$22.1
Enterprise	17.4	16.6
Broadband	4.4	4.6

Consolidated amortization	$44.3	$43.3

(1)	Operating income for the three months ended March 31, 2013 included asset impairment charges of $5.6 million.
(2)	Operating income for the three months ended March 31, 2014 included a $5.4 million adjustment to the estimated fair value of contingent consideration related to the Redwood acquisition.
(3)	Excludes amortization of deferred financing fees and original issue discount.

CommScope Holding Company, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Sales to customers located outside of the United States comprised 39.8% and 43.6% of total net sales for the three months ended March 31, 2014 and 2013, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Three months ended March 31,
	2014	2013
United States	$562.9	$453.6
Europe, Middle East and Africa	169.6	139.2
Asia Pacific	128.9	124.5
Central and Latin America	58.4	70.0
Canada	15.2	17.4

Consolidated net sales	$935.0	$804.7

9. RESTRUCTURING COSTS

The Company has initiated restructuring actions to realign and lower its cost structure primarily through workforce reductions and other cost reduction initiatives at various facilities including the cessation of manufacturing operations at the Joliet, Illinois and Statesville, North Carolina facilities. Much of the production capacity from these facilities is being shifted to other existing facilities or contract manufacturers. The Company’s net pretax restructuring charges, by segment, were as follows:

	Three Months Ended March 31,
	2014	2013
Wireless	$1,238	$1,120
Enterprise	214	453
Broadband	528	230

Total	$1,980	$1,803

The activity within the liability established for these restructuring actions, which is included in other accrued liabilities, was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance as of December 31, 2013	$17,173	$1,399	$—	$18,572
Additional charge recorded	455	—	1,525	1,980
Cash paid	(4,918)	(397)	(1,525)	(6,840)
Foreign exchange and other non-cash items	13	1	—	14

Balance as of March 31, 2014	$12,723	$1,003	$—	$13,726

Employee-related costs include the expected severance costs and related benefits as well as any one-time severance benefits that are accrued over the remaining period employees are required to work in order to receive such benefits.

Lease termination costs relate to the cost of vacating leased facilities, net of anticipated sub-rental income.

Fixed asset related costs include costs to uninstall, pack, ship and reinstall manufacturing equipment and the costs to prepare the receiving facility to accommodate relocated equipment. These costs are expensed as incurred.

As a result of restructuring and consolidation actions, the Company owns unutilized real estate at various facilities in the U.S. and internationally. The Company is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets.

Since the inception of the initiatives in 2011, the Company has recognized restructuring charges of $65.8 million. The additional pretax costs related to completing restructuring actions initiated to date are expected to be approximately $2.0 million to $3.0 million. Cash payments of approximately $14.0 million to $15.0 million are expected during the

CommScope Holding Company, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

remainder of 2014 with an additional $1.0 million to $2.0 million expected to be paid by the end of 2015. In addition to the charges described above, the Company expects to recognize a restructuring charge in the second half of 2014 related to the lease agreement at its Joliet, Illinois facility once operations cease at that facility and that charge may be material. However, the Company cannot currently estimate the charge. Additional restructuring actions may be taken and the resulting charges and cash requirements could be material.

10. EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2014	2013	2014	2013
Service cost	$114	$113	$24	$62
Interest cost	3,335	2,901	225	228
Recognized actuarial loss (gain)	71	125	(84)	70
Amortization of prior service credits	—	—	(2,494)	(2,404)
Expected return on plan assets	(3,814)	(3,606)	—	(16)

Net periodic benefit income	$(294)	$(467)	$(2,329)	$(2,060)

The Company contributed $1.0 million to its pension and other postretirement benefit plans during the three months ended March 31, 2014. During the remainder of 2014, the Company anticipates making additional contributions of approximately $18.3 million to these plans.

11. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of March 31, 2014, $28.0 million of total unrecognized compensation costs related to non-vested stock options, restricted stock unit awards (RSUs) and share unit awards are expected to be recognized over a remaining weighted average period of 1.9 years. Although the share unit awards may be settled in stock at the Company’s discretion, they have historically been settled in cash and are accounted for as liability awards. In the first quarter of 2014, $4.7 million of share unit awards vested and were paid in cash. There were no significant capitalized equity-based compensation costs at March 31, 2014.

Stock Options

The following table summarizes the stock option activity (in thousands, except per share amounts):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	10,828	$6.15
Granted	750	$23.00	$9.40
Exercised	(337)	$6.62		$5,483
Adjustment related to 2013 performance	27	$5.57	$3.60

Outstanding as of March 31, 2014	11,268	$7.26		$196,263

Exercisable at March 31, 2014	7,669	$6.30		$140,946
Expected to vest	3,526	$9.07		$55,061

CommScope Holding Company, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The exercise prices of outstanding options at March 31, 2014 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$2.96 to $5.35	1,476	3.4	$4.04	1,476	$4.04
$5.36 to $5.67	1,344	7.9	$5.57	807	$5.57
$5.68 to $8.54	5,326	6.8	$5.74	3,014	$5.74
$8.55 to $8.90	2,372	6.3	$8.67	2,372	$8.67
$8.91 to $23.00	750	9.9	$23.00	—	$—

$2.96 to $23.00	11,268	6.6	$7.26	7,669	$6.30

The Company uses the Black-Scholes model to estimate the fair value of stock option awards. Key input assumptions used in the model include the grant date fair value of common stock, exercise price of the award, the expected option term, stock price volatility, estimated marketability discount, the risk-free interest rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of its stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted.

	Three Months Ended March 31,
	2014	2013
Expected option term (in years)	5.0	3.8
Risk-free interest rate	1.5%	0.4%
Expected volatility	45.0%	75.0%
Estimated marketability discount	—%	15.0%
Expected dividend yield	—%	—%
Weighted average exercise price	$23.00	$11.11
Weighted average fair value at grant date	$9.40	$4.09

Restricted Stock Units

RSUs entitle the holder to shares of common stock generally after a three-year vesting period. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested as of December 31, 2013	5	$14.99
Granted	366	$22.96

Outstanding and non-vested as of March 31, 2014	371	$22.85

Other

Share unit award expense of $1.1 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively, is included in equity-based compensation as an adjustment to reconcile net income to net cash used in operating activities on the Condensed Consolidated Statements of Cash Flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2013 Annual Report on Form 10-K.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2013 Annual Report on Form 10-K.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 WITH THE THREE MONTHS ENDED MARCH 31, 2013

	Three Months Ended March 31,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$935.0	100.0%	$804.7	100.0%	$130.3	16.2%
Gross profit	337.7	36.1	265.1	32.9	72.6	27.4
SG&A expense	113.0	12.1	109.0	13.5	4.0	3.7
R&D expense	31.9	3.4	30.0	3.7	1.9	6.3
Amortization of purchased intangible assets	44.3	4.7	43.3	5.4	1.0	2.3
Restructuring costs, net	2.0	0.2	1.8	0.2	0.2	11.1
Asset impairments	—	—	5.6	0.7	(5.6)	(100.0)
Net interest expense	41.2	4.4	45.1	5.6	(3.9)	(8.6)
Other expense, net	3.2	0.3	3.4	0.4	(0.2)	(5.9)
Income tax expense	37.7	4.0	11.0	1.4	26.7	242.7
Net income	$64.5	6.9%	$15.9	2.0%	$48.6	305.7%
Earnings per diluted share	$0.34		$0.10

Net sales

The year-over-year increase in net sales for the three months ended March 31, 2014 was due to substantially higher net sales in our Wireless segment and modestly higher net sales in our Enterprise segment. This sales growth was partially offset by lower net sales in our Broadband segment. As compared to the first quarter of 2013, net sales for the first quarter of 2014 were higher in most geographic regions, with particular strength in the U.S. and Europe, Middle East and Africa (EMEA) region. The increases in these regions were somewhat offset by lower net sales in the Central and Latin America (CALA) region. Foreign exchange rate changes had a slightly negative impact on net sales for the three months ended March 31, 2014 as compared to the same 2013 period. For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales)

The improvement in gross profit and gross profit margin for the three months ended March 31, 2014 as compared to the comparable prior year period was primarily due to higher sales volumes, a favorable change in the mix of products sold and benefits from cost savings initiatives.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense increased for the three months ended March 31, 2014 as compared to the corresponding 2013 period due to increases in cash incentive compensation expense and incremental costs from iTRACS Corporation (iTRACS) and Redwood Systems, Inc. (Redwood) which were acquired in 2013. In addition, we incurred $0.9 million of transaction costs during the first quarter of 2014, related to the secondary offering of our common stock held by affiliates of The Carlyle Group (Carlyle). Offsetting these higher costs was a $5.4 million reduction of SG&A expense resulting from an adjustment to the estimated fair value of contingent consideration payable related to the Redwood acquisition.

Research and development

Research and development (R&D) expense was higher for the three months ended March 31, 2014 as compared to the comparable prior year period. The increase in R&D expense for the three months ended March 31, 2014 was primarily due to incremental costs from iTRACS and Redwood. R&D expense as a percentage of net sales for the three months ended March 31, 2014 was lower than the prior year period, mainly as a result of higher net sales. R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets

The amortization of purchased intangible assets was $1.0 million higher in the three months ended March 31, 2014 as compared to the prior year period, primarily due to additional amortization resulting from the acquisitions of iTRACS and Redwood in 2013.

Restructuring costs

We recognized net restructuring costs of $2.0 million during the three months ended March 31, 2014 compared with $1.8 million during the three months ended March 31, 2013. The restructuring costs recognized in 2014 were primarily related to consolidating operations following the announced closings of manufacturing operations at two locations in the U.S. and continued efforts to realign and lower our cost structure. The 2013 restructuring costs were primarily related to workforce reductions and other cost reduction initiatives at various U.S. and international facilities.

We expect to incur additional pretax costs of $2.0 million to $3.0 million in 2014 related to completing actions announced to date. We expect to recognize an additional restructuring charge in the second half of 2014 related to the lease agreement at our Joliet, Illinois facility once operations cease at that facility and that charge may be material. However, we cannot currently estimate the charge. Additional restructuring actions may be identified and resulting charges and cash requirements could be material.

Asset impairments

We recognized impairment charges of $5.6 million in the three months ended March 31, 2013 related to long-lived assets in the Wireless segment.

Net interest expense

We incurred net interest expense of $41.2 million during the three months ended March 31, 2014 compared to $45.1 million for the three months ended March 31, 2013. Net interest expense for the first quarter of 2014 included $9.5 million of interest related to the 6.625%/7.375% senior payment-in-kind toggle notes (the senior PIK toggle notes) issued in May 2013. Net interest expense for the first quarter of 2013 included a $0.5 million write-off of deferred financing costs and original issue discount that resulted from amending our senior secured term loan facility primarily to lower the interest rate. Excluding the charges related to last year’s refinancing, net interest expense decreased in the current year quarter as compared to the corresponding prior year period, primarily due to a favorable shift to lower rate debt, slightly lower debt balances and interest savings resulting from the amendments to the senior secured term loan facility.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of deferred financing costs and original issue discount, was 6.73% as of March 31, 2014, 6.89% as of December 31, 2013 and 6.92% as of March 31, 2013.

Other expense, net

Foreign exchange losses of $2.3 million were included in other expense, net for the three months ended March 31, 2014 compared to $0.3 million for the three months ended March 31, 2013. Other expense, net for the three months ended March 31, 2014 included our share of losses in our equity investments of $0.6 million compared to $0.9 million for the three months ended March 31, 2013. Also included in other expense, net for the three months ended March 31, 2013 was the write-off of one such equity investment of $0.8 million. Additionally, we incurred costs of $1.9 million that were included in net other expense for the first quarter of 2013 related to amending our senior secured term loan facility.

Income taxes

Our effective income tax rate of 36.9% for the first quarter of 2014 was higher than the statutory rate of 35% primarily due to losses in certain jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable, increases in valuation allowances on certain tax attributes, the provision for state income taxes and certain tax costs associated with repatriation of foreign earnings. These items were partially offset by benefits related to uncertain tax positions for which the statutes had lapsed and the $5.4 million pretax reduction in the estimated fair value of contingent consideration payable, which is not subject to tax.

Our effective income tax rate of 40.9% for the three months ended March 31, 2013 was higher than the statutory rate and did not reflect benefits for losses in certain foreign jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable. The effective tax rate for the first quarter of 2013 included a benefit for 2012 research and development tax credits as a result of legislation enacted early in 2013. This benefit was offset by additional expense related to uncertain tax positions and certain tax costs associated with repatriation of foreign earnings. Excluding these items, the effective tax rate was comparable to the statutory rate of 35%.

We expect to continue to provide for U.S. taxes on a substantial portion of our current year foreign earnings in anticipation that such earnings will be repatriated to the U.S.

Segment Results

	Three Months Ended March 31,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
Wireless	$627.2	67.1%	$496.5	61.7%	$130.7	26.3%
Enterprise	201.5	21.5	191.8	23.8	9.7	5.1
Broadband	107.5	11.5	118.1	14.7	(10.6)	(9.0)
Inter-segment eliminations	(1.2)	(0.1)	(1.7)	(0.2)	0.5

Consolidated net sales	$935.0	100.0%	$804.7	100.0%	$130.3	16.2%

Total domestic sales	$562.9	60.2%	$453.5	56.4%	$109.4	24.1%
Total international sales	372.1	39.8	351.2	43.6	20.9	6.0

Total worldwide sales	$935.0	100.0%	$804.7	100.0%	$130.3	16.2%

Operating income (loss) by segment:
Wireless	$127.6	20.3%	$62.4	12.6%	$65.2	104.5%
Enterprise	22.6	11.2	15.4	8.0	7.2	46.8
Broadband	(3.7)	(3.4)	(2.4)	(2.0)	(1.3)	NM

Consolidated operating income	$146.5	15.7%	$75.4	9.4%	$71.1	94.3%

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

The Wireless segment experienced a substantial increase in net sales for the three months ended March 31, 2014 as compared to the comparable period in the prior year primarily as a result of higher capital spending by U.S. wireless operators, including 4G deployments. The Wireless segment recorded higher sales in all major geographic regions except the CALA region in the first quarter of 2014 as compared to the first quarter of 2013. Foreign exchange rate changes had a negligible negative impact on Wireless segment net sales for the three months ended March 31, 2014 as compared to the same period in 2013.

We expect demand for our Wireless products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services (including 4G deployments) in developed markets. Uncertainty in the global economy or a particular region may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales.

Wireless segment operating income increased $65.2 million for the three months ended March 31, 2014 as compared to the comparable period in the prior year primarily due to the higher level of net sales, with additional benefit from favorable mix of products sold and the benefit of cost reduction initiatives. These benefits were partially offset by higher cash incentive compensation expense. In addition, the Wireless segment recorded asset impairment charges of $5.6 million in the first quarter of 2013 and no such charges were recorded in 2014.

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

Enterprise segment net sales increased for the three months ended March 31, 2014 in the U.S., CALA and the Asia Pacific (APAC) region as compared to the comparable prior year period. Enterprise segment net sales were essentially unchanged in the EMEA region for the first quarter of 2014 as compared to the first quarter of 2013. The iTRACS and Redwood acquisitions had an immaterial impact on sales in the first quarter of 2014. Foreign exchange rate changes had a negligible negative impact on Enterprise segment net sales for the three months ended March 31, 2014 as compared to the comparable 2013 period.

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

The increase in Enterprise segment operating income for the three months ended March 31, 2014 as compared to the prior year period was primarily attributable to higher net sales, a favorable shift in mix, the positive impact of cost reduction initiatives and a $5.4 million reduction in expense related to the adjustment of the estimated fair value of contingent consideration payable from the Redwood acquisition. Excluding the positive impact of this adjustment to contingent consideration payable, iTRACS and Redwood decreased operating income for the first quarter of 2014 by $4.5 million, as investments are made to develop product offerings and integrate the acquired businesses.

Broadband Segment

We provide cable and communications products that support the multi-channel video, voice and high-speed data services provided by multi-system operators (MSOs). We are a global manufacturer of coaxial cable for hybrid fiber coaxial networks and a supplier of fiber optic cable for North American MSOs.

Broadband segment net sales decreased for the three months ended March 31, 2014 as compared to the comparable prior year period in the CALA and EMEA regions while net sales were essentially unchanged in the U.S. and the APAC region. Foreign exchange rate changes had a negligible negative impact on Broadband segment net sales for the three months ended March 31, 2014 as compared to the prior year period.

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

The Broadband segment recorded a larger operating loss during the three months ended March 31, 2014 than the prior year period primarily due to the impact of lower net sales and incremental costs associated with the closure of our Statesville, North Carolina facility. These unfavorable impacts were partially offset by benefits from cost reduction initiatives. We continue to evaluate alternatives to improve the performance of the Broadband segment. Future actions taken to improve performance could result in charges that may be material.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	March 31, 2014	December 31, 2013	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$305.2	$346.3	$(41.1)	(11.9)%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	673.0	523.2	149.8	28.6
Availability under revolving credit facility	345.0	308.7	36.3	11.8
Long-term debt, including current portion	2,512.6	2,514.6	(2.0)	(0.1)
Total capitalization (2)	3,671.3	3,602.6	68.7	1.9
Long-term debt, including current portion, as a percentage of total capitalization	68.4%	69.8%

(1)	Working capital consists of current assets of $1,547.0 million less current liabilities of $577.9 million as of March 31, 2014. Working capital consists of current assets of $1,453.4 million less current liabilities of $593.4 million as of December 31, 2013.
(2)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of debt and/or equity. The primary uses of liquidity include funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), debt service requirements (including voluntary debt payments), capital expenditures, acquisitions, payment of certain restructuring costs, and pension and other postretirement obligations.

The decrease in cash and cash equivalents during the first three months of 2014 was primarily driven by the use of cash to fund operations. The increase in working capital, excluding cash and cash equivalents and current portion of long-term debt is primarily due to the increase in the levels of accounts receivable resulting from higher net sales in the first quarter of 2014 as compared with the fourth quarter of 2013 and higher inventory expected to be needed to meet demand in the second and third quarters. The slight decrease in long-term debt as compared to December 31, 2013 was primarily the result of mandatory payments under our senior secured term loan facility. The net change in total capitalization during the first three months of 2014 primarily reflects current year earnings.

Cash Flow Overview

	Three Months Ended March 31,
	2014	2013	Dollar Change
	(dollars in millions)
Net cash used in operating activities	$(35.5)	$(52.9)	$17.4
Net cash used in investing activities	$(5.4)	$(37.9)	$32.5
Net cash generated by financing activities	$0.9	$95.2	$(94.3)

Operating Activities

During the three months ended March 31, 2014, $35.5 million of cash was used in operating activities compared to $52.9 million during the three months ended March 31, 2013. Less cash was used to fund operations during the first quarter of 2014 as compared to the first quarter of 2013 due to improved operating performance partially offset by higher working capital requirements. In particular, accounts receivable increased period over period as a result of higher net sales. This use of cash was partially offset by lower cash paid for interest, which reflects a favorable shift to lower rate debt and changes in the timing of certain interest payments.

We expect to generate net cash from operating activities during the remainder of 2014. The first quarter is generally the weakest cash generation quarter of the year.

Investing Activities

Investment in property, plant and equipment during the first quarter of 2014 was $6.7 million and primarily related to supporting improvements to manufacturing operations as well as investments in information technology (including internally developed software). We currently expect total capital expenditures of $40 million to $45 million in 2014.

During the first quarter of 2013, we paid $34.0 million related to the acquisition of iTRACS. We received $4.7 million in April 2014 related to the final determination of the iTRACS purchase price.

Financing Activities

During the three months ended March 31, 2014, we made a required payment of $2.2 million under our senior secured term loans. We also borrowed and repaid $15.0 million under our $400 million revolving credit facility. As of March 31, 2014, availability under our revolving credit facility was approximately $345.0 million, reflecting a borrowing base of $400.0 million reduced by $55.0 million of letters of credit issued under the revolving credit facility. During the first quarter of 2014, we received proceeds of $2.0 million and recognized $1.5 million of excess tax benefits related to the exercise of stock options.

During the first quarter of 2013, we amended our senior secured term loan primarily to lower the interest rate. The amendment resulted in the repayment of $32.0 million to certain lenders who exited the senior secured term loan and the receipt of $32.0 million in proceeds from new lenders and existing lenders who increased their positions. We also borrowed $135.0 million and repaid $35.0 million under the revolving credit facility and repaid $2.5 million of our senior secured term loan during the three months ended March 31, 2013.

Future Cash Needs

We expect that our primary future cash needs will be debt service, funding working capital requirements, capital expenditures, paying certain restructuring costs, tax payments (including the cost of repatriation), and funding pension and other postretirement benefit obligations. We paid $6.8 million of restructuring costs during the first three months of 2014 and expect to pay an additional $15.0 million to $17.0 million by 2015 related to restructuring actions that have been initiated. Any future restructuring actions would likely require additional cash expenditures and such requirements may be material. As of March 31, 2014, we have an unfunded obligation related to pension and other postretirement benefits of $36.6 million. We made contributions of $1.0 million to our pension and other postretirement benefit plans during the three months ended March 31, 2014 and currently expect to make additional contributions of $18.3 million during the balance of 2014. These contributions include those required to comply with an agreement with the Pension Benefit Guaranty Corporation. We expect that our noncurrent employee benefit liabilities will be funded from existing cash balances and cash flow from future operations. In addition to the $9.8 million we paid in July 2013 for the acquisition of Redwood, we may be required to pay up to an additional $49.0 million of additional consideration and retention payments in 2015 if certain net sales targets are met. We expect to pay the interest on the senior PIK toggle notes in cash during 2014. We may also pay existing debt or repurchase our remaining 8.25% senior notes or our senior PIK toggle notes, if market conditions are favorable and the applicable indenture permits such repayment or repurchase. We may also pursue additional strategic acquisition opportunities, which may impact our future cash requirements.

Although there are no financial maintenance covenants under the terms of our 8.25% senior notes and senior PIK toggle notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. See Part II, Item 7 of our 2013 Annual Report on Form 10-K for further discussion of these limitations and ratios. These ratios are based on pro forma adjusted EBITDA for the trailing twelve months, which is calculated as earnings ($68.0 million) before interest ($201.6 million, net), taxes ($83.5 million), depreciation ($53.2 million), amortization ($175.9 million), asset impairment charges ($39.9 million), net restructuring costs ($22.3 million), equity-based compensation ($15.3 million), other special items ($73.3 million) and adjustments to reflect the impact of cost reduction initiatives ($24.5 million) and acquisitions (a loss of $1.6 million) so that their impacts are fully reflected in the twelve-month period used in the calculation of the ratios. For the twelve months ended March 31, 2014, our pro forma adjusted EBITDA as measured pursuant to our notes indentures was $755.9 million. In addition to limitations under our notes indentures, our senior secured credit facilities contain customary negative covenants. We are currently in compliance with the covenants under our senior secured credit facilities.

As of March 31, 2014, approximately 73% of our cash and cash equivalents was held outside the United States. Income taxes have been provided on foreign earnings to repatriate substantially all of this cash. We do not anticipate significant incremental income tax expense related to repatriating existing cash balances. However, the cash tax requirements to repatriate existing funds may vary from year to year.

We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs. We currently hold 2.2 million shares of Hydrogenics Corporation and we may sell a substantial portion of that investment. We may, from time to time, increase borrowings under our revolving credit facility or issue securities, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q or any other oral or written statements made by us or on our behalf may include forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “anticipate,” “should,” “designed to,” “foreseeable future,” “believe,” “think,” “scheduled,” “outlook,” “guidance” and similar expressions. This list of indicative terms and phrases is not intended to be all-inclusive.

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our dependence on customers’ capital spending on communication systems; concentration of sales among a limited number of customers or distributors; changes in technology; our ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; industry competition and the ability to retain customers through product innovation, introduction and marketing; risks associated with our sales through channel partners; possible production disruptions due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; the risk our global manufacturing operations suffer production or shipping delays causing difficulty in meeting customer demands; the risk that internal production capacity and that of contract manufacturers may be insufficient to meet customer demand or quality standards for our products; our ability to maintain effective information management systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches or computer viruses; product performance issues and associated warranty claims; significant international operations and the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; risks associated with currency fluctuations and currency exchange; the divestiture of one or more product lines; political and economic instability, both in the U.S. and internationally; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities, including delays or challenges related to removing, transporting or reinstalling equipment, that may affect ability to meet customer demands for products; possible future restructuring actions; possible future impairment charges for fixed or intangible assets, including goodwill; increased obligations under employee benefit plans; cost of protecting or defending intellectual property; changes in laws or regulations affecting us or the industries we serve; costs and challenges of compliance with domestic and foreign environmental laws and the effects of climate change; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers; our ability to attract and retain qualified key employees; allegations of health risks from wireless equipment; availability and adequacy of insurance; natural or man-made disasters or other disruptions; income tax rate variability and ability to recover amounts recorded as value-added tax receivables; labor unrest; risks associated with future research and development projects; increased costs as a result of operating as a public company; our ability to comply with new regulations related to conflict minerals; risks associated with the seasonality of our business; substantial indebtedness and maintaining compliance with debt covenants; our ability to incur additional indebtedness; cash requirements to service indebtedness; ability of our lenders to fund borrowings under their credit commitments; changes in capital availability or costs, such as changes in interest rates, security ratings and market perceptions of the businesses in which we operate, or the ability to obtain capital on commercially reasonable terms or at all; continued global economic weakness and uncertainties and disruption in the capital, credit and commodities markets; any statements of belief and any statements of assumptions underlying any of the foregoing; and other factors beyond our control. These and other factors are discussed in greater detail in our 2013 Annual Report on Form 10-K. The information contained in this Quarterly Report on Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2013 Annual Report on Form 10-K, as filed with the SEC on February 20, 2014.

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

There have been no material changes from our risk factors as previously reported in Item 1A of our 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

1.1	Underwriting Agreement, dated March 27, 2014, by and among CommScope Holding Company, Inc., an affiliate of The Carlyle Group, J.P. Morgan Securities LLC, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 1.1 to the Form 8-K (File No. 001-36146), filed with the SEC on March 31, 2014).

10.1	Employment Agreement between Mark A. Olson and CommScope, Inc., dated January 21, 2014 (Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36146), filed with the SEC on January 23, 2014).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.INS	XBRL Taxonomy Extension Label Linkbase Document.

101.INS	XBRL Taxonomy Extension Presentation Linkbase Document.

101.INS	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMSCOPE HOLDING COMPANY, INC.

April 29, 2014	/s/ Mark A. Olson
Date	Mark A. Olson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)