Form 10-Q
period 2014-06-30
CommScope Holding Company, Inc.
filed 2014-07-31
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 23, 2014 there were 187,213,819 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

June 30, 2014

Part 1 — Financial Information (Unaudited)

ITEM 1.	Condensed Consolidated Financial Statements

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(Unaudited - In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,066,256	$940,859	$2,001,292	$1,745,548
Operating costs and expenses:
Cost of sales	654,605	607,035	1,251,930	1,146,650
Selling, general and administrative	121,070	123,411	234,098	232,393
Research and development	33,082	33,846	64,952	63,796
Amortization of purchased intangible assets	44,306	43,685	88,604	86,965
Restructuring costs, net	2,309	9,730	4,289	11,533
Asset impairments	7,229	28,848	7,229	34,482

Total operating costs and expenses	862,601	846,555	1,651,102	1,575,819

Operating income	203,655	94,304	350,190	169,729
Other expense, net	(88,791)	(1,831)	(91,986)	(5,272)
Interest expense	(63,625)	(48,052)	(105,905)	(93,837)
Interest income	1,111	906	2,215	1,610

Income before income taxes	52,350	45,327	154,514	72,230
Income tax expense	(24,307)	(44,206)	(61,984)	(55,209)

Net income	$28,043	$1,121	$92,530	$17,021

Earnings per share:
Basic	$0.15	$0.01	$0.50	$0.11
Diluted	$0.15	$0.01	$0.49	$0.11

Weighted average shares outstanding:
Basic	186,509	154,885	186,226	154,883
Diluted	190,984	158,316	190,694	157,480

Comprehensive income (loss):
Net income	$28,043	$1,121	$92,530	$17,021
Other comprehensive income (loss), net of tax:
Foreign currency gain (loss)	2,356	(10,682)	3,983	(16,613)
Pension and other postretirement benefit activity	(1,551)	(1,355)	(3,102)	(2,712)
Gain on available-for-sale securities	18,694	—	18,694	—

Total other comprehensive income (loss), net of tax	19,499	(12,037)	19,575	(19,325)

Total comprehensive income (loss)	$47,542	$(10,916)	$112,105	$(2,304)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share amounts)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$481,049	$346,320
Accounts receivable, less allowance for doubtful accounts of $12,823 and $12,617, respectively	777,768	607,489
Inventories, net	449,367	372,187
Prepaid expenses and other current assets	82,923	71,818
Deferred income taxes	51,752	55,609

Total current assets	1,842,859	1,453,423

Property, plant and equipment, net of accumulated depreciation of $203,392 and $183,965, respectively	300,816	310,143
Goodwill	1,446,109	1,450,506
Other intangible assets, net	1,326,586	1,422,192
Other noncurrent assets	138,009	97,791

Total assets	$5,054,379	$4,734,055

Liabilities and Stockholders’ Equity

Accounts payable	$312,303	$251,639
Other accrued liabilities	281,777	332,280
Current portion of long-term debt	9,063	9,462

Total current liabilities	603,143	593,381

Long-term debt	2,701,987	2,505,090
Deferred income taxes	383,462	386,527
Pension and other postretirement benefit liabilities	33,027	40,349
Other noncurrent liabilities	109,932	120,692

Total liabilities	3,831,551	3,646,039

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000; Issued and outstanding shares: None at June 30, 2014 and December 31, 2013	—	—
Common stock, $.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 187,170,919 and 185,861,777 at June 30, 2014 and December 31, 2013, respectively	1,881	1,868
Additional paid-in capital	2,124,044	2,101,350
Retained earnings (accumulated deficit)	(885,761)	(978,291)
Accumulated other comprehensive loss	(6,701)	(26,276)
Treasury stock, at cost: 961,566 shares at June 30, 2014 and December 31, 2013	(10,635)	(10,635)

Total stockholders’ equity	1,222,828	1,088,016

Total liabilities and stockholders’ equity	$5,054,379	$4,734,055

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net income	$92,530	$17,021
Adjustments to reconcile net income to net cash (used in) generated by operating activities:
Depreciation and amortization	138,481	121,937
Equity-based compensation	10,171	9,087
Deferred income taxes	(11,495)	5,776
Asset impairments	7,229	34,482
Excess tax benefits from equity-based compensation	(6,987)	(9)
Changes in assets and liabilities:
Accounts receivable	(168,817)	(130,207)
Inventories	(76,456)	(61,142)
Prepaid expenses and other assets	(19,426)	(8,835)
Accounts payable and other liabilities	(5,182)	25,182
Other	(8,925)	10,859

Net cash (used in) generated by operating activities	(48,877)	24,151

Investing Activities:
Additions to property, plant and equipment	(16,191)	(16,027)
Proceeds from sale of property, plant and equipment	1,446	1,056
Cash refunded from (paid for) acquisitions	4,745	(34,000)
Other	7,299	2,902

Net cash used in investing activities	(2,701)	(46,069)

Financing Activities:
Long-term debt repaid	(1,119,789)	(172,449)
Long-term debt proceeds	1,315,000	716,963
Long-term debt financing costs	(22,738)	(12,803)
Proceeds from the issuance of common shares under equity-based compensation plans	7,942	—
Excess tax benefits from equity-based compensation	6,987	9
Dividends paid	—	(538,705)
Cash paid to stock option holders	—	(7,188)
Other	—	(32)

Net cash generated by (used in) financing activities	187,402	(14,205)

Effect of exchange rate changes on cash and cash equivalents	(1,095)	(4,642)

Change in cash and cash equivalents	134,729	(40,765)
Cash and cash equivalents, beginning of period	346,320	264,375

Cash and cash equivalents, end of period	$481,049	$223,610

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited - In thousands, except share amounts)

	Six Months Ended June 30,
	2014	2013
Number of common shares outstanding:
Balance at beginning of period	185,861,777	154,879,299
Issuance of shares under equity-based compensation plans	1,309,142	30,567
Shares repurchased under equity-based compensation plans	—	(25,266)

Balance at end of period	187,170,919	154,884,600

Common stock:
Balance at beginning and end of period	$1,868	$1,558
Issuance of shares under equity-based compensation plans	13	—

Balance at end of period	$1,881	$1,558

Additional paid-in capital:
Balance at beginning of period	$2,101,350	$1,655,379
Issuance of shares under equity-based compensation plans	7,929	279
Equity-based compensation	7,778	6,630
Tax benefit from shares issued under equity-based compensation plans	6,987	9

Balance at end of period	$2,124,044	$1,662,297

Retained earnings (accumulated deficit):
Balance at beginning of period	$(978,291)	$(447,687)
Net income	92,530	17,021
Dividends paid	—	(538,705)
Cash paid to stock option holders	—	(11,295)

Balance at end of period	$(885,761)	$(980,666)

Accumulated other comprehensive loss:
Balance at beginning of period	$(26,276)	$(16,646)
Other comprehensive income (loss), net of tax	19,575	(19,325)

Balance at end of period	$(6,701)	$(35,971)

Treasury stock, at cost:
Balance at beginning of period	$(10,635)	$(10,322)
Net shares repurchased under equity-based compensation plans	—	(313)

Balance at end of period	$(10,635)	$(10,635)

Total stockholders’ equity	$1,222,828	$636,583

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

Basis of Presentation

The Condensed Consolidated Balance Sheet as of June 30, 2014, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2014 and 2013, and the Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity for the six months ended June 30, 2014 and 2013 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the 2013 Annual Report). There were no changes in the Company’s significant accounting policies during the three and six months ended June 30, 2014. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements.

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

Concentrations of Risk and Related Party Transactions

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 11% of the Company’s total net sales during the three and six months ended June 30, 2014. Net sales to Anixter accounted for approximately 12% of the Company’s total net sales during the three and six months ended June 30, 2013. Sales to Anixter primarily originate within the Enterprise segment. Other than Anixter, no direct customer accounted for 10% or more of the Company’s total net sales for the three or six months ended June 30, 2014 or 2013.

Accounts receivable from Anixter represented approximately 12% of accounts receivable as of June 30, 2014. Other than Anixter, no direct customer accounted for 10% or more of the Company’s accounts receivable as of June 30, 2014.

As of June 30, 2014, the Company was 54% owned by funds affiliated with The Carlyle Group (Carlyle). The Company paid $0.8 million and $1.5 million of management and oversight fees to Carlyle in the three and six months ended June 30, 2013, respectively. In October 2013, the Company paid Carlyle approximately $20.2 million to terminate the management agreement.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product warranty accrual, beginning of period	$22,938	$25,325	$24,838	$26,005
Provision for warranty claims	2,662	187	4,931	1,147
Warranty claims paid	(3,805)	(1,385)	(7,974)	(3,025)

Product warranty accrual, end of period	$21,795	$24,127	$21,795	$24,127

Commitments and Contingencies

The Company is either a plaintiff or a defendant in pending legal matters in the normal course of business. Management believes none of these legal matters will have a material adverse effect on the Company’s business or financial condition upon final disposition.

As of June 30, 2014, the Company had commitments of $23.6 million to purchase metals that are expected to be consumed in normal production by the fourth quarter of 2014. In the aggregate, these commitments were at prices approximately 1% above market prices as of June 30, 2014.

Asset Impairments

Property, plant and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at their estimated fair value. During the three months ended June 30, 2014, as a result of revisions to the business plan for a particular product line, the Company determined that certain intangible assets in the Broadband segment were no longer recoverable and a $7.2 million impairment charge was recorded. During the three months ended June 30, 2013, a goodwill impairment charge of $28.8 million was recorded in the Broadband segment primarily as a result of lower projected operating results than those used in the 2012 annual impairment test. During the six months ended June 30, 2013, the Company also recorded pretax impairment charges in the Wireless segment of $5.6 million related to certain real estate and production equipment.

Income Taxes

The effective income tax rate of 46.4% and 40.1% for the three and six months ended June 30, 2014, respectively, was higher than the statutory rate of 35% primarily due to increases in valuation allowances for foreign tax credit carryforwards, losses in certain jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable, the provision for state income taxes and certain tax costs associated with repatriation of foreign earnings. In addition, no tax benefit was recognized on the $7.2 million asset impairment charge recorded during the second quarter of 2014. These items were partially offset by gains of $6.6 million and $12.0 million in the three and six months ended June 30, 2014, respectively, that resulted from the reduction in the estimated fair value of

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

contingent consideration payable, which is not subject to tax. The Company also recognized a reduction in tax expense during the six months ended June 30, 2014 related to uncertain tax positions for which the statutes of limitations had lapsed.

The effective income tax rate for the three and six months ended June 30, 2013 was higher than the statutory rate of 35% primarily due to the establishment of a valuation allowance of $29.5 million related to foreign tax credit carryforwards that was partially offset by the reversal of a previously established valuation allowance of $8.3 million related to net operating loss carryforwards in a foreign jurisdiction as a result of improved profitability. In addition, no tax benefit was recognized on the $28.8 million goodwill impairment charge recorded during the second quarter of 2013. The effective tax rate for the three and six months ended June 30, 2013 was also impacted by losses in certain foreign jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable, tax costs associated with repatriation of foreign earnings and adjustments related to prior years’ tax returns in various jurisdictions.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on net income divided by the weighted average number of common shares outstanding plus the dilutive effect of potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding equity-based awards such as stock options and restricted stock units. Certain outstanding equity-based awards were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met (2.2 million shares and 1.9 million shares for the three and six months ended June 30, 2014, respectively, and 2.5 million shares and 2.4 million shares for the three and six months ended June 30, 2013, respectively). The following table presents the basis for the earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income for basic and diluted earnings per share	$28,043	$1,121	$92,530	$17,021

Denominator:
Weighted average shares outstanding - basic	186,509	154,885	186,226	154,883
Dilutive effect of equity-based awards	4,475	3,431	4,468	2,597

Weighted average common shares outstanding - diluted	190,984	158,316	190,694	157,480

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers, which establishes a single comprehensive model for revenue recognition. Under the new guidance, revenue will be recognized when control over goods or services has been transferred to a customer. When multiple goods or services are sold under a single arrangement, revenue will be allocated based on the relative standalone selling prices of the various elements. The Company will be required to adopt the standard as of January 1, 2017 and early adoption is not permitted. Transition alternatives include full retrospective adoption or a modified retrospective adoption. The Company has not determined the transition approach that will be utilized or estimated the impact of adopting the new accounting standard.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

2. ACQUISITIONS

iTRACS Corporation

In March 2013, the Company acquired substantially all of the assets and assumed certain liabilities of iTRACS Corporation (iTRACS) for approximately $34.0 million in cash. In March 2014, the Company reached an agreement with the former owners of iTRACS to adjust the purchase price by $4.7 million and that amount was received by the Company in April 2014. iTRACS develops and markets enterprise-class data center infrastructure management (DCIM) solutions. Net sales of iTRACS products and services were immaterial for the three and six months ended June 30, 2014 and are reported in the Enterprise segment. The allocation of the purchase price, based on the estimated fair values of assets acquired and liabilities assumed, is as follows (in millions):

Current assets	$1.7
Noncurrent assets, excluding intangible assets	0.7
Identifiable intangible assets	13.1
Goodwill	15.1
Less: Liabilities assumed	(1.3)

Net acquisition cost	$29.3

The goodwill arising from the purchase price allocation of the iTRACS acquisition is believed to result from the company’s reputation in the marketplace and assembled workforce and is expected to be deductible for tax purposes.

Redwood Systems, Inc.

In July 2013, the Company acquired Redwood Systems, Inc. (Redwood), a provider of LED lighting solutions and integrated sensor networks for data centers and buildings. Redwood was acquired for an initial payment of $9.8 million and contingent consideration with an estimated fair value of $12.4 million as of the acquisition date. The Company may be required to pay up to an additional $37.25 million of consideration if certain net sales targets of up to $55.0 million are met over various periods through July 31, 2015. During the six months ended June 30, 2014, the estimated fair value of the liability for contingent consideration was reduced to $1.1 million (see Note 7). In addition, there are potential retention payments for employees of Redwood of up to $11.75 million based on the same net sales targets as the contingent consideration. Net sales of Redwood products and services were $2.4 million and $4.2 million, respectively, for the three and six months ended June 30, 2014 and are reported in the Enterprise segment. The Company does not believe that it is probable that any of the retention payments will be made. The allocation of the purchase price, based on estimates of the fair values of assets acquired and liabilities assumed, is as follows (in millions):

Current assets	$2.6
Deferred taxes	7.3
Identifiable intangible assets	9.0
Goodwill	4.2
Other noncurrent assets	0.8
Less: Liabilities assumed	(1.7)

Net acquisition cost	$22.2

The goodwill arising from the purchase price allocation of the Redwood acquisition is believed to result from the company’s reputation in the marketplace and assembled workforce and is not expected to be deductible for tax purposes.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

3. GOODWILL

The following table presents goodwill by reportable segment (in millions):

	Wireless	Enterprise	Broadband	Total
Goodwill, gross, as of December 31, 2013	$821.1	$659.5	$86.3	$1,566.9
Revisions to preliminary purchase price allocations	—	(5.7)	—	(5.7)
Foreign exchange	1.3	—	—	1.3

Goodwill, gross, as of June 30, 2014	822.4	653.8	86.3	1,562.5

Accumulated impairment charges as of January 1, 2014 and June 30, 2014	(80.2)	—	(36.2)	(116.4)

Goodwill, net, as of June 30, 2014	$742.2	$653.8	$50.1	$1,446.1

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	June 30, 2014	December 31, 2013
Raw materials	$93,469	$72,170
Work in process	134,104	124,049
Finished goods	221,794	175,968

	$449,367	$372,187

Investments

The Company utilizes the equity method of accounting for investments in entities where it does not have control but has the ability to exercise significant influence over the investee’s operating and financial policies. The Company considers investments in publicly traded securities for which it does not have significant influence as available-for-sale. Available-for-sale securities are carried at fair value with changes in fair value recorded net of tax in other comprehensive income. The Company owns 1.69 million shares of Hydrogenics Corporation (Hydrogenics), a publicly traded company that supplies hydrogen generators and hydrogen-based power modules and fuel cells for various uses. During the three months ended June 30, 2014, the Company reduced its ownership in Hydrogenics from 24.1% to 16.7%. As a result, the Company no longer is considered to have significant influence over the investee’s operating and financial policies and changed its method of accounting from the equity method to classifying the investment as available-for-sale.

As of June 30, 2014 the cost basis of the investment in Hydrogenics was $1.3 million, the fair value was $31.5 million and the unrealized pretax gains recorded in accumulated other comprehensive income were $30.2 million. The Company did not hold any investments that were classified as available-for-sale as of December 31, 2013. As of December 31, 2013 the carrying value of the Hydrogenics investment, accounted for under the equity method, was $3.1 million. Investments are recorded in other noncurrent assets on the Condensed Consolidated Balance Sheets.

During the three months ended June 30, 2014, the company sold 0.5 million shares of Hydrogenics common stock and received proceeds of $7.1 million (included in other investing activities on the Condensed Consolidated Statements of Cash Flows) and recorded a pretax realized gain of $6.7 million (recorded in other expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income). No amounts were reclassified from accumulated other comprehensive income during the three and six months ended June 30, 2014.

The Company’s share of earnings and losses as well as any impairment of its equity method investments are recorded in other expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company’s share of losses in its equity method investments was $0.9 million and $1.5 million for the three and six months ended June 30, 2014, respectively, compared to income of $0.8 million and losses of $0.1 million for the three and six months ended June 30, 2013, respectively. For the six months ended June 30, 2013, the Company also recorded an impairment charge of $0.8 million related to one of its equity method investments.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Other Accrued Liabilities

	June 30, 2014	December 31, 2013
Compensation and employee benefit liabilities	$95,047	$124,893
Deferred revenue	31,100	21,498
Product warranty accrual	21,795	24,838
Accrued interest	11,611	47,366
Restructuring reserve	9,766	18,572
Current income taxes payable	38,715	24,074
Other	73,743	71,039

	$281,777	$332,280

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Foreign currency gain (loss)
AOCL balance, beginning of period	$(27,445)	$(30,155)	$(29,072)	$(24,224)
Other comprehensive income (loss)	2,356	(10,682)	4,083	(16,613)
Amounts reclassified from AOCL	—	—	(100)	—

AOCL balance, end of period	$(25,089)	$(40,837)	$(25,089)	$(40,837)

Defined benefit plans
AOCI balance, beginning of period	$1,245	$6,221	$2,796	$7,578
Amounts reclassified from AOCI	(1,551)	(1,355)	(3,102)	(2,712)

AOCL balance, end of period	$(306)	$4,866	$(306)	$4,866

Available for sale securities
AOCI balance, beginning of period	$—	$—	$—	$—
Other comprehensive income	18,694	—	18,694	—

AOCI balance, end of period	$18,694	$—	$18,694	$—

Net AOCL, end of period	$(6,701)	$(35,971)	$(6,701)	$(35,971)

Defined benefit plan amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic benefit income and are primarily recorded in cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Information

	Six Months Ended
	June 30,
	2014	2013
Cash paid during the period for:
Income taxes, net of refunds	$51,383	$47,170
Interest	$115,656	$82,755
Noncash financing activities:
Acquisition of treasury stock resulting from stock option exercises	$—	$281

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

5. FINANCING

	June 30, 2014	December 31, 2013
5.00% senior notes due June 2021	$650,000	$—
5.50% senior notes due June 2024	650,000	—
8.25% senior notes due January 2019	—	1,100,000
Senior secured term loan due January 2017	347,375	349,125
Senior secured term loan due January 2018	521,063	523,688
Senior PIK toggle notes due June 2020	550,000	550,000
Senior secured revolving credit facility expires January 2017	—	—
Other	662	1,079

	$2,719,100	$2,523,892
Less: Original issue discount, net of amortization	(8,050)	(9,340)
Less: Current portion	(9,063)	(9,462)

	$2,701,987	$2,505,090

See Note 6 in the Notes to Consolidated Financial Statements in the 2013 Annual Report for additional information on the terms and conditions of the 8.25% senior notes (the 2019 Notes), the senior secured credit facilities and the 6.625%/7.375% senior payment-in-kind toggle notes (senior PIK toggle notes).

5.00% Senior Notes Due 2021 and 5.50% Senior Notes Due 2024

In May 2014, CommScope, Inc. issued $650.0 million of 5.00% Senior Notes due June 15, 2021 (the 2021 Notes) and $650.0 million of 5.50% Senior Notes due June 15, 2024 (the 2024 Notes), collectively referred to as the New Notes. Interest is payable on the New Notes semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2014.

Proceeds from the New Notes were used to redeem the entire outstanding amount of 2019 Notes plus pay a redemption premium of $93.9 million, which was included in other expense, net. The remainder of the net proceeds were available for general corporate purposes. In connection with the redemption of the 2019 Notes, the Company wrote off $19.1 million of deferred financing costs to interest expense.

Each of the Company’s existing and future direct and indirect domestic subsidiaries that guarantees the senior secured credit facilities guarantees the New Notes on a senior unsecured basis. The New Notes and the guarantees are unsecured senior obligations ranking equal in right of payment to all of the Company’s and the guarantors’ existing and future senior indebtedness, including its senior secured credit facilities. However, the New Notes and guarantees are effectively junior to all of the Company’s and the guarantors’ existing and future secured debt, including its senior secured credit facilities, to the extent of the value of the assets securing such secured debt. In addition, the New Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the New Notes, including indebtedness incurred by certain of the Company’s non-U.S. subsidiaries under the revolving credit facility.

The New Notes may be redeemed prior to maturity under certain circumstances. Upon certain change of control events, the New Notes may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest to the date of purchase. Prior to June 15, 2017 in the case of the 2021 Notes and June 15, 2019 in the case of the 2024 Notes, the New Notes may be redeemed at a redemption price equal to 100% of their principal amount, plus a make-whole premium (as defined in the indentures governing the New Notes), plus accrued and unpaid interest to the redemption date. On or prior to June 15, 2017, under certain circumstances, we may also redeem up to 40% of the aggregate principal amount of each series of the New Notes at a redemption price of 105.0% in the case of the 2021 Notes or 105.5% in the case of the 2024 Notes, plus accrued and unpaid interest to the redemption date using the proceeds of certain equity offerings.

In connection with issuing the New Notes, the Company incurred costs of approximately $23.5 million during the three and six months ended June 30, 2014, which were capitalized as other noncurrent assets and are being amortized over the terms of the notes.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Senior Secured Credit Facilities

During the three and six months ended June 30, 2014, the Company repaid $2.2 million and $4.4 million, respectively, of its senior secured term loans. No portion of the senior secured term loans was reflected as a current portion of long-term debt as of June 30, 2014 related to the potentially required excess cash flow payment because the amount that may be payable in 2015, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2014 related to 2013.

During the six months ended June 30, 2014, the Company borrowed and repaid $15.0 million under the revolving credit facility. As of June 30, 2014, the Company had availability of approximately $352.8 million under the asset-based revolving credit facility, after giving effect to outstanding letters of credit.

Other Matters

The Company’s non-guarantor subsidiaries held approximately $1,219 million, or 24%, of total assets and approximately $356 million, or 9%, of total liabilities as of June 30, 2014 and accounted for approximately $382 million, or 36%, and $702 million, or 35%, of net sales for the three and six months ended June 30, 2014, respectively. As of December 31, 2013, the non-guarantor subsidiaries held approximately $1,077 million, or 23%, of total assets and approximately $315 million, or 9%, of total liabilities. For the three and six months ended June 30, 2013, the non-guarantor subsidiaries accounted for approximately $364 million, or 39%, and $654, or 38%, of net sales, respectively. All amounts presented exclude intercompany balances.

CommScope, Inc., a subsidiary of the Company, is the issuer of the 2021 and 2024 Notes. The reported balances for CommScope, Inc. are substantially identical to those of the Company other than interest expense for CommScope, Inc. for the three and six months ended June 30, 2014, does not reflect the interest expense incurred in connection with the senior PIK toggle notes, which was $9.5 million and $19.0 million, respectively, during such periods ($6.1 million and $12.1 million net of tax, respectively). Total debt for CommScope, Inc. as of June 30, 2014 was $2,161.1 million, which does not include the senior PIK toggle notes.

The weighted average effective interest rate on outstanding borrowings, including the amortization of deferred financing costs and original issue discount, was 5.36% and 6.89% at June 30, 2014 and December 31, 2013, respectively.

6. DERIVATIVES AND HEDGING ACTIVITIES

The Company uses forward contracts to hedge a portion of its exposure to balances denominated in currencies other than the functional currency of various subsidiaries and to manage exposure to certain planned foreign currency expenditures in order to mitigate the impact of changes in exchange rates. At June 30, 2014, the Company had foreign exchange contracts with maturities ranging from one to five months with an aggregate notional value of $308 million (based on exchange rates as of June 30, 2014). Unrealized gains and losses resulting from these contracts are recognized in other expense, net and partially offset corresponding foreign exchange transaction gains and losses and the impact of foreign exchange rate fluctuations on various operating expenses. These instruments are not held for speculative or trading purposes. These contracts are not designated as hedges for hedge accounting and are marked to market each period through earnings. The following table presents the balance sheet location and fair value of the Company’s derivatives:

		Fair Value of Asset (Liability)
	Balance Sheet Location	June 30, 2014	December 31, 2013
Foreign currency contracts	Prepaid expenses and other current assets	$1,678	$2,738
Foreign currency contracts	Other accrued liabilities	(1,466)	(662)

Total derivatives not designated as hedging instruments		$212	$2,076

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The pretax impact of the foreign currency forward contracts not designated as hedging instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Gain (Loss) Recognized
Three Months Ended June 30, 2014	Other expense, net	$(303)
Three Months Ended June 30, 2013	Other expense, net	$6,100
Six Months Ended June 30, 2014	Other expense, net	$(3,335)
Six Months Ended June 30, 2013	Other expense, net	$3,671

7. FAIR VALUE MEASUREMENTS

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, investment in equity securities, debt instruments, foreign currency contracts and contingent consideration payable. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of June 30, 2014 and December 31, 2013 were considered representative of their fair values due to their short terms to maturity. The fair value of the Company’s investment in equity securities is based on quoted market prices. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes. The fair value of the contingent consideration payable was based on a probability weighted discounted cash flow analysis.

The carrying amounts, estimated fair values and valuation input levels of the Company’s investment in equity securities, foreign currency contracts, senior notes, senior secured term loans, senior PIK toggle notes and contingent consideration payable as of June 30, 2014 and December 31, 2013, are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Investment in equity securities	$31,511	$31,511	$3,112	$41,879	Level 1
Foreign currency contracts	1,678	1,678	2,738	2,738	Level 2
Liabilities:
5.00% senior notes due 2021	650,000	663,000	—	—	Level 2
5.50% senior notes due 2024	650,000	663,000	—	—	Level 2
8.25% senior notes	—	—	1,100,000	1,205,280	Level 2
Senior secured term loans due 2017, at par	347,375	347,809	349,125	349,997	Level 2
Senior secured term loans due 2018, at par	521,063	521,063	523,688	524,997	Level 2
Senior PIK toggle notes due 2020	550,000	588,500	550,000	572,000	Level 2
Foreign currency contracts	1,466	1,466	662	662	Level 2
Contingent consideration	1,076	1,076	13,068	13,068	Level 3

Contingent consideration represents the estimated fair value of the expected payment due related to the acquisition of Redwood. The contingent consideration is payable in 2015 and could range from zero to $37.25 million. The amount to be paid is based on the achievement of sales targets of Redwood products with a maximum payout reached with $55.0 million of sales by July 31, 2015. The estimated fair value of the contingent consideration was $12.4 million as of July 3, 2013, the Redwood acquisition date. During the six months ended June 30, 2014, the estimated fair value of the contingent consideration was reduced to $1.1 million based on the latest projections of Redwood’s performance, which resulted in a $12.0 million reduction in selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

During the three months ended June 30, 2014, the company recorded an impairment charge of $7.2 to reduce certain intangible assets in the Broadband segment to their estimated fair value. The valuations supporting the impairment charge were based on Level 3 valuation inputs.

These fair value estimates are based on pertinent information available to management as of June 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and current estimates of fair value may differ significantly from the amounts presented.

8. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company’s three reportable segments, which align with the manner in which the business is managed, are Wireless, Enterprise and Broadband.

The Wireless segment provides merchant radio frequency wireless network connectivity solutions and small cell distributed antenna systems (DAS) solutions. These solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy both macro cell sites and small cell DAS solutions to meet 2G, 3G and 4G cellular coverage and capacity requirements. The macro cell site solutions can be found at wireless tower sites and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors, amplifiers, filters and backup power solutions, including fuel cells. The small cell DAS solutions are primarily composed of distributed antenna systems that allow wireless operators to extend and enhance cellular coverage and capacity in challenging network conditions such as stadiums, transportation systems, commercial buildings and urban areas.

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

The following table provides summary financial information by reportable segment (in millions):

	June 30, 2014	December 31, 2013
Identifiable segment-related assets:
Wireless	$2,654.7	$2,419.8
Enterprise	1,457.1	1,495.1
Broadband	354.8	363.4

Total identifiable segment-related assets	4,466.6	4,278.3
Reconciliation to total assets:
Cash and cash equivalents	481.0	346.3
Deferred income tax assets	58.4	59.7
Deferred financing fees	48.4	49.8

Total assets	$5,054.4	$4,734.1

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The following table provides net sales, operating income (loss), depreciation, and amortization by reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales:
Wireless	$724.9	$591.5	$1,352.1	$1,088.0
Enterprise	218.4	218.7	419.9	410.5
Broadband	123.4	132.8	230.9	250.8
Inter-segment eliminations	(0.4)	(2.1)	(1.6)	(3.8)

Consolidated net sales	$1,066.3	$940.9	$2,001.3	$1,745.5

Operating income (loss):
Wireless (1)	$178.9	$93.2	$306.5	$155.6
Enterprise (2)	30.3	26.6	52.9	42.0
Broadband (3)	(5.5)	(25.5)	(9.2)	(27.9)

Consolidated operating income	$203.7	$94.3	$350.2	$169.7

Depreciation:
Wireless	$7.3	$8.2	$14.2	$16.4
Enterprise	2.8	3.0	5.6	5.9
Broadband	2.0	2.6	4.0	5.1

Consolidated depreciation	$12.1	$13.8	$23.8	$27.4

Amortization (4):
Wireless	$22.5	$22.0	$45.0	$44.1
Enterprise	17.4	17.1	34.7	33.7
Broadband	4.4	4.6	8.9	9.2

Consolidated amortization	$44.3	$43.7	$88.6	$87.0

(1)	Operating income includes restructuring charges of $1.6 million and $7.5 million for the three months ended June 30, 2014 and 2013, respectively. Restructuring charges for the six months ended June 30, 2014 and 2013 were $2.9 million and $8.6 million, respectively. Operating income for the six months ended June 30, 2013 includes asset impairment charges of $5.6 million.
(2)	Operating income for the three and six months ended June 30, 2014 includes gains of $6.6 million and $12.0 million, respectively, from adjustments to the estimated fair value of contingent consideration related to the Redwood acquisition.
(3)	Operating income includes impairment charges of $7.2 million for the three and six months ended June 30, 2014 and impairment charges of $28.8 million for the three and six months ended June 30, 2013.
(4)	Excludes amortization of deferred financing fees and original issue discount.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Sales to customers located outside of the United States comprised 40.3% and 40.1% of total net sales for the three and six months ended June 30, 2014, respectively, compared to 44.2% and 44.0% for the three and six months ended June 30, 2013, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
United States	$636.6	$524.6	$1,199.5	$978.1
Europe, Middle East and Africa	188.4	190.8	358.0	330.0
Asia Pacific	159.9	140.2	288.8	264.6
Central and Latin America	60.7	65.2	119.1	135.2
Canada	20.7	20.1	35.9	37.6

Consolidated net sales	$1,066.3	$940.9	$2,001.3	$1,745.5

9. RESTRUCTURING COSTS

The Company has initiated restructuring actions to realign and lower its cost structure primarily through workforce reductions and other cost reduction initiatives at various facilities, including the cessation of manufacturing operations at the Joliet, Illinois and Statesville, North Carolina facilities. Much of the production capacity from these facilities is being shifted to other existing facilities or contract manufacturers. The Company’s net pretax restructuring charges, by segment, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Wireless	$1,616	$7,462	$2,854	$8,582
Enterprise	(82)	2	132	455
Broadband	775	2,266	1,303	2,496

Total	$2,309	$9,730	$4,289	$11,533

The activity within the liability established for these restructuring actions, which is included in other accrued liabilities, was as follows:

		Lease
	Employee-	Termination	Fixed Asset
	Related Costs	Costs	Related Costs	Total
Balance as of March 31, 2014	$12,723	$1,003	$—	$13,726
Additional charge recorded	(233)	(7)	2,549	2,309
Cash paid	(3,418)	(308)	(2,320)	(6,046)
Foreign exchange and other non-cash items	6	—	(229)	(223)

Balance as of June 30, 2014	$9,078	$688	$—	$9,766

Balance as of December 31, 2013	$17,173	$1,399	$—	$18,572
Additional charge recorded	222	(7)	4,074	4,289
Cash paid	(8,336)	(705)	(3,845)	(12,886)
Foreign exchange and other non-cash items	19	1	(229)	(209)

Balance as of June 30, 2014	$9,078	$688	$—	$9,766

Employee-related costs include the expected severance costs and related benefits as well as any one-time severance benefits that are accrued over the remaining period employees are required to work in order to receive such benefits.

Lease termination costs relate to the cost of vacating leased facilities, net of anticipated sub-rental income.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Fixed asset related costs include non-cash impairment or disposals of fixed assets associated with restructuring actions in addition to the costs to uninstall, pack, ship and reinstall manufacturing equipment and the costs to prepare the receiving facility to accommodate relocated equipment. These costs are expensed as incurred.

As a result of restructuring and consolidation actions, the Company owns unutilized real estate at various facilities in the U.S. and internationally. The Company is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets.

The Company has recognized restructuring charges of $68.1 million since 2011. The additional pretax costs related to completing restructuring actions initiated to date are expected to be approximately $1.0 million to $2.0 million. Cash payments of approximately $9.0 million to $10.0 million are expected during the remainder of 2014 with an additional $1.0 million to $2.0 million expected to be paid by the end of 2015. In addition to the charges described above, the Company expects to recognize a restructuring charge in the second half of 2014 related to the lease agreement at its Joliet, Illinois facility that expires in 2022. The charge is expected to be $7.0 million to $10.0 million for the portion of the facility the Company will attempt to sublease once operations cease at that facility. Additional restructuring actions may be taken and the resulting charges and cash requirements could be material.

10. EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended
	June 30,
	2014	2013	2014	2013
Service cost	$116	$110	$24	$62
Interest cost	3,358	2,873	225	228
Recognized actuarial loss (gain)	71	125	(85)	70
Amortization of prior service credits	—	—	(2,494)	(2,404)
Expected return on plan assets	(3,842)	(3,573)	—	(16)

Net periodic benefit income	$(297)	$(465)	$(2,330)	$(2,060)

	Six Months Ended
	June 30,
	2014	2013	2014	2013
Service cost	$230	$222	$48	$124
Interest cost	6,693	5,775	450	456
Recognized actuarial loss (gain)	142	250	(169)	139
Amortization of prior service credits	—	—	(4,988)	(4,809)
Expected return on plan assets	(7,656)	(7,179)	—	(32)

Net periodic benefit income	$(591)	$(932)	$(4,659)	$(4,122)

The Company contributed $14.0 million and $15.0 million to its pension and other postretirement benefit plans during the three and six months ended June 30, 2014, respectively. During the remainder of 2014, the Company anticipates making additional contributions of approximately $9.3 million to these plans.

11. STOCKHOLDERS’ EQUITY

Dividends

On May 28, 2013, the Company’s Board of Directors declared a dividend of $2.21 per share of its common stock. The dividend paid on May 28, 2013 was $342.8 million. On June 28, 2013, the Company’s Board of Directors declared a dividend of $1.26 per share of its common stock, collectively, the 2013 dividends. The dividend paid on June 28, 2013 was $195.9 million.

In accordance with the antidilution provisions of the Company’s stock incentive plans, the exercise prices of certain options outstanding were adjusted to reflect the 2013 dividends. A cash payment of $7.2 million was made to stock option

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

holders of options granted prior to 2011 in lieu of a reduction in exercise prices on the May dividend and a payable of $4.1 million was recorded related to the June dividend and was paid in July 2013. The cash payments and repricings had no effect on the vesting schedules or expiration dates of the stock options and resulted in no additional compensation expense.

Equity-Based Compensation Plans

As of June 30, 2014, $25.9 million of total unrecognized compensation costs related to non-vested stock options, restricted stock unit awards (RSUs) and share unit awards are expected to be recognized over a remaining weighted average period of 1.6 years. Although the share unit awards may at the Company’s discretion be settled in stock, they have historically been settled in cash and are accounted for as liability awards. There were no significant capitalized equity-based compensation costs at June 30, 2014.

Stock Options

The following table summarizes the stock option activity (in thousands, except per share amounts):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of March 31, 2014	11,268	$7.26
Granted	5	$25.36	$10.45
Exercised	(972)	$5.88		$18,557

Outstanding as of June 30, 2014	10,301	$7.40		$162,027

Exercisable at June 30, 2014	6,697	$6.36		$112,289
Expected to vest	3,562	$9.20		$49,636

Outstanding as of December 31, 2013	10,828	$6.15
Granted	755	$23.02	$9.41
Exercised	(1,309)	$6.07		$24,040
Adjustment related to 2013 performance	27	$5.57	$3.60

Outstanding as of June 30, 2014	10,301	$7.40		$162,027

The exercise prices of outstanding options at June 30, 2014 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$2.96 to $5.35	996	3.9	$3.59	996	$3.59
$5.36 to $5.67	1,258	7.6	$5.57	721	$5.57
$5.68 to $8.54	5,090	6.6	$5.74	2,778	$5.74
$8.55 to $8.90	2,202	6.0	$8.66	2,202	$8.66
$8.91 to $25.36	755	9.7	$23.02	—	$—

$2.96 to $25.36	10,301	6.5	$7.40	6,697	$6.36

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Expected option term (in years)	5.0	3.0	5.0	3.0
Risk-free interest rate	1.7%	0.4%	1.5%	0.4%
Expected volatility	45.0%	75.0%	45.0%	75.0%
Estimated marketability discount	—%	15.0%	—%	15.0%
Expected dividend yield	—%	—%	—%	—%
Weighted average exercise price	$25.36	$12.38	$23.02	$12.38
Weighted average fair value at grant date	$10.45	$4.69	$9.41	$4.69

Restricted Stock Units

RSUs entitle the holder to shares of common stock generally after a three-year vesting period. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested as of March 31, 2014	371	$22.85
Granted	2	$25.53
Forfeited	(8)	23.00

Outstanding and non-vested as of June 30, 2014	365	$22.87

Outstanding and non-vested as of December 31, 2013	5	$14.99
Granted	368	$22.98
Forfeited	(8)	$23.00

Outstanding and non-vested as of June 30, 2014	365	$22.87

Other

Share unit award expense of $2.4 million and $2.5 million for the six months ended June 30, 2014 and 2013, respectively, is included in equity-based compensation as an adjustment to reconcile net income to net cash (used in) generated by operating activities on the Condensed Consolidated Statements of Cash Flows.

12. SUBSEQUENT EVENT

On July 1, 2014, the Company acquired two of the businesses of United Kingdom-based Alifabs Group (Alifabs) for approximately $45 million. Alifabs designs and supplies enclosures, monopoles, smaller streetworks towers and tower solutions for the United Kingdom telecommunications, utility and energy markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2013 Annual Report on Form 10-K.

We discuss certain financial measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Adjusted Operating Income and Adjusted EBTIDA, that differ from measures calculated in accordance with generally accepted accounting principles in the United States (GAAP). See “Reconciliation of Non-GAAP Measures” included elsewhere in this quarterly report for more information about these non-GAAP financial measures, including our reasons for including the measures and material limitations with respect to the usefulness of the measures.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,066.3	100.0%	$940.9	100.0%	$125.4	13.3%
Gross profit	411.7	38.6	333.8	35.5	77.9	23.3
Operating income	203.7	19.1	94.3	10.0	109.4	116.0
Non-GAAP adjusted operating income (1)	258.5	24.2	184.2	19.6	74.3	40.3
Net income	$28.0	2.6%	$1.1	0.1%	$26.9	NM
Diluted earnings per share	$0.15		$0.01

	Six Months Ended June 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,001.3	100.0%	$1,745.5	100.0%	$255.8	14.7%
Gross profit	749.4	37.4	598.9	34.3	150.5	25.1
Operating income	350.2	17.5	169.7	9.7	180.5	106.4
Non-GAAP adjusted operating income (1)	450.5	22.5	316.4	18.1	134.1	42.4
Net income	$92.5	4.6%	$17.0	1.0%	$75.5	NM
Diluted earnings per share	$0.49		$0.11

NM — Not meaningful

(1)	See “Reconciliation of Non-GAAP Measures”.

Net sales

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	$	%	2014	2013	$	%
			(dollars in millions)
Net sales	$1,066.3	$940.9	$125.4	13.3%	$2,001.3	$1,745.5	$255.8	14.7%
Domestic net sales	636.6	524.6	112.0	21.3	1,199.5	978.1	221.4	22.6
International net sales	429.7	416.3	13.4	3.2	801.8	767.4	34.4	4.5

The increase in net sales for the three and six months ended June 30, 2014 as compared to the corresponding prior year periods was primarily attributable to higher sales in the U.S. Net sales to customers located outside of the United States comprised 40.3% and 40.1% of total net sales for the three and six months ended June 30, 2014, respectively, compared to 44.2% and 44.0% for the three and six months ended June 30, 2013, respectively. In addition to higher net sales in the U.S., the Asia Pacific (APAC) region also showed sales improvement in both the three and six months ended June 30, 2014. The increases in these regions were somewhat offset by lower net sales in the Central and Latin America (CALA) region. Net sales in the Europe, Middle East and Africa (EMEA) region were basically unchanged for the three months ended June 30, 2014 but higher in the six months ended June 30, 2014 as compared to the prior year periods.

From a segment perspective, the increase in net sales for the three and six months ended June 30, 2014 as compared to the prior year periods was primarily attributable to substantially higher net sales in our Wireless segment that was partially offset by lower net sales in our Broadband segment. Net sales for our Enterprise segment were essentially unchanged for the three months ended June 30, 2014 as compared to the prior year period but contributed to the year-over-year improvement in net sales for the six months ended June 30, 2014. Foreign exchange rate changes had a negligible impact on net sales for the three and six months ended June 30, 2014 as compared to the same 2013 periods. For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales), SG&A expense and R&D expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
			(dollars in millions)
Gross profit	$411.7	$333.8	$77.9	23.3%	$749.4	$598.9	$150.5	25.1%
Gross margin percent	38.6%	35.5%			37.4%	34.3%
SG&A expense	121.1	123.4	(2.3)	(1.9)	234.1	232.4	1.7	0.7
As a percent of sales	11.4%	13.1%			11.7%	13.3%
R&D expense	33.1	33.8	(0.7)	(2.1)	65.0	63.8	1.2	1.9
As a percent of sales	3.1%	3.6%			3.2%	3.7%

Gross profit (net sales less cost of sales)

The improvements in gross profit and gross profit margin for the three and six months ended June 30, 2014 as compared to the comparable prior year periods were due to higher sales volumes, a favorable change in the mix of products sold and benefits from cost savings initiatives.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense for the three and six months ended June 30, 2014 reflected reductions in expense of $6.6 million and $12.0 million, respectively, resulting from adjustments to the estimated fair value of contingent consideration payable related to the Redwood Systems, Inc. (Redwood) acquisition. Excluding these adjustments, SG&A expense increased for the three and six months ended June 30, 2014 as compared to the comparable prior year periods primarily due to increases in cash incentive and equity-based compensation expense and incremental costs from Redwood, which was acquired in July 2013. The reduction in SG&A expense as a percentage of net sales in the 2014 periods primarily resulted from the higher level of net sales and the benefit from the Redwood contingent consideration adjustment.

Research and development

Research and development (R&D) expense was relatively unchanged for the three and six months ended June 30, 2014 as compared to the comparable prior year periods. The reduction in R&D expense as a percentage of net sales was mainly the result of higher net sales. R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs and Asset impairments

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
			(dollars in millions)
Amortization of purchased intangible assets	$44.3	$43.7	$0.6	1.4%	$88.6	$87.0	$1.6	1.8%
Restructuring costs, net	2.3	9.7	(7.4)	(76.3)	4.3	11.5	(7.2)	(62.6)
Asset impairments	7.2	28.8	(21.6)	(75.0)	7.2	34.5	(27.3)	(79.1)

Amortization of purchased intangible assets

The amortization of purchased intangible assets was higher in 2014 as compared to 2013 primarily due to the additional amortization resulting from the March 2013 acquisition of iTRACS Corporation (iTRACS) and the July 2013 acquisition of Redwood.

Restructuring costs

The restructuring costs recognized in 2014 were primarily related to the consolidation of operations following the announced closings of manufacturing operations at two locations in the U.S. and continued efforts to realign and lower our cost structure. The 2013 restructuring costs were primarily related to workforce reductions and other cost reduction initiatives at various U.S. and international facilities.

We expect to incur additional pretax costs of $8.0 million to $12.0 million in 2014 related to completing actions announced to date. Included in this estimate of future costs is an additional restructuring charge of $7.0 million to $10.0 million related to the lease agreement at our Joliet, Illinois facility once operations cease at that facility. Additional restructuring actions may be identified and resulting charges and cash requirements could be material.

Asset impairments

During the second quarter of 2014, as a result of revisions to the business plan for a particular product line, we determined that certain intangible assets in the Broadband segment were no longer recoverable and a $7.2 million impairment charge was recorded. During the second quarter of 2013, we recorded a goodwill impairment charge of $28.8 million in the Broadband segment primarily as a result of lower projected operating results than those used in the 2012 annual impairment test. We also recognized impairment charges of $5.6 million in the six months ended June 30, 2013 related to long-lived assets in the Wireless segment.

Net interest expense, Other expense, net and Income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
			(dollars in millions)
Net interest expense	$62.5	$47.1	$15.4	32.7%	$103.7	$92.2	$11.5	12.5%
Other expense, net	88.8	1.8	87.0	NM	92.0	5.3	86.7	NM
Income tax expense	24.3	44.2	(19.9)	(45.0)	62.0	55.2	6.8	12.3

NM — Not meaningful

Net interest expense

In May 2014, we issued $1.3 billion of new senior notes ($650.0 million of 5.00% Senior Notes due June 15, 2021 and $650.0 million of 5.50% Senior Notes due June 15, 2024) and used substantially all of the net proceeds to redeem the entire outstanding amount of the senior notes that were due in 2019. In connection with the redemption of the 2019 notes in June 2014, we wrote off $19.1 million of deferred financing costs to interest expense. In May 2013, we issued $550.0 million of senior PIK toggle notes, which resulted in $3.5 million of interest expense in both the three and six months ended June 30, 2013 as compared to $9.5 million and $19.0 million in the three and six months ended June 30, 2014, respectively. During the six months ended June 30, 2013, we amended our senior secured term loan facility, which resulted in a $0.5 million write-off of deferred financing costs and original issue discount. Excluding the write-offs of deferred financing costs and original issue discount, net interest expense decreased in the three and six months ended June 30, 2014 compared to the prior year periods primarily due to lower average debt balances and a shift to lower rate debt.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of deferred financing costs and original issue discount, was 5.36% as of June 30, 2014, 6.89% as of December 31, 2013 and 7.09% as of June 30, 2013.

Other expense, net

In connection with the redemption of the 2019 notes in the three months ended June 30, 2014, we recorded a redemption premium of $93.9 million, which was included in other expense, net. During the six months ended June 30, 2013, we incurred costs of $1.9 million that were included in net other expense related to amending our senior secured term loan facility.

Foreign exchange losses of $0.7 million and $3.0 million were included in other expense, net for the three and six months ended June 30, 2014, respectively, compared to $2.6 million and $2.9 million for the three and six months ended June 30, 2013, respectively.

During the three months ended June 30, 2014, we sold a portion of our investment in Hydrogenics that resulted in a pretax gain of $6.7 million which was recorded in other expense, net. Other expense, net for the three and six months ended June 30, 2014 included our share of losses in our equity investments of $0.9 million and $1.5 million compared to income of $0.8 million and losses of $0.1 million for the three and six months ended June 30, 2013, respectively. Also included in other expense, net for the six months ended June 30, 2013 was the write-off of one such equity investment of $0.8 million.

Income taxes

Our effective income tax rate of 46.4% and 40.1% for the three and six months ended June 30, 2014, respectively, was higher than the statutory rate of 35% primarily due to increases in valuation allowances for foreign tax credit carryforwards, losses in certain jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable, the provision for state income taxes and certain tax costs associated with repatriation of foreign earnings. In addition, no tax benefit was recognized on the $7.2 million asset impairment charge recorded during the second quarter of 2014. These items were partially offset by the $6.6 million and $12.0 million gain that resulted from the reduction in the estimated fair value of contingent consideration payable, which is not subject to tax. We also recognized a reduction in tax expense during the six months ended June 30, 2014 related to uncertain tax positions for which the statutes of limitations had lapsed.

Our effective income tax rate for the three and six months ended June 30, 2013 was higher than the statutory rate primarily due to the establishment of a valuation allowance of $29.5 million related to foreign tax credit carryforwards that was partially offset by the reversal of a previously established valuation allowance of $8.3 million related to net operating loss carryforwards in a foreign jurisdiction as a result of improved profitability. In addition, no tax benefit was recognized on the $28.8 million goodwill impairment charge recorded during the second quarter of 2013. The effective tax rate for the three and six months ended June 30, 2013 was also impacted by losses in certain foreign jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable, tax costs associated with repatriation of foreign earnings and adjustments related to prior years’ tax returns in various jurisdictions.

We expect to continue to provide U.S. taxes on a substantial portion of our current year foreign earnings in anticipation that such earnings will be repatriated to the U.S.

Segment Results

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
Wireless	$724.9	68.0%	$591.5	62.9%	$133.4	22.6%
Enterprise	218.4	20.5	218.7	23.2	(0.3)	(0.1)
Broadband	123.4	11.6	132.8	14.1	(9.4)	(7.1)
Inter-segment eliminations	(0.4)	(0.1)	(2.1)	(0.2)	1.7

Consolidated net sales	$1,066.3	100.0%	$940.9	100.0%	$125.4	13.3%

Operating income (loss) by segment:
Wireless	$178.9	24.7%	$93.2	15.8%	$85.7	92.0%
Enterprise	30.3	13.9	26.6	12.2	3.7	13.9
Broadband	(5.5)	(4.5)	(25.5)	(19.2)	20.0	(78.4)

Consolidated operating income	$203.7	19.1%	$94.3	10.0%	$109.4	116.0%

Non-GAAP adjusted operating income by segment (1):
Wireless	$207.2	28.6%	$126.7	21.4%	$80.5	63.5%
Enterprise	43.5	19.9	46.3	21.2	(2.8)	(6.0)
Broadband	7.8	6.3	11.2	8.4	(3.4)	(30.4)

Non-GAAP consolidated adjusted operating income	$258.5	24.2%	$184.2	19.6%	$74.3	40.3%

	Six Months Ended June 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
Wireless	$1,352.1	67.6%	$1,088.0	62.3%	$264.1	24.3%
Enterprise	419.9	21.0	410.5	23.5	9.4	2.3
Broadband	230.9	11.5	250.8	14.4	(19.9)	(7.9)
Inter-segment eliminations	(1.6)	(0.1)	(3.8)	(0.2)	2.2

Consolidated net sales	$2,001.3	100.0%	$1,745.5	100.0%	$255.8	14.7%

Operating income (loss) by segment:
Wireless	$306.5	22.7%	$155.6	14.3%	$150.9	97.0%
Enterprise	52.9	12.6	42.0	10.2	10.9	26.0
Broadband	(9.2)	(4.0)	(27.9)	(11.1)	18.7	(67.0)

Consolidated operating income	$350.2	17.5%	$169.7	9.7%	$180.5	106.4%

Non-GAAP adjusted operating income by segment (1):
Wireless	$361.2	26.7%	$221.2	20.3%	$140.0	63.3%
Enterprise	79.6	19.0	80.7	19.7	(1.1)	(1.4)
Broadband	9.7	4.2	14.5	5.8	(4.8)	(33.1)

Non-GAAP consolidated adjusted operating income	$450.5	22.5%	$316.4	18.1%	$134.1	42.4%

(1)	See “Reconciliation of Non-GAAP Measures”.

Wireless Segment

We provide merchant RF wireless network connectivity solutions and small cell distributed antenna systems (DAS) solutions. Our solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy both macro cell sites and small cell DAS solutions to meet 2G, 3G and 4G cellular coverage and capacity requirements. Our macro cell site solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors, amplifiers, filters and backup power solutions, including fuel cells. Our small cell DAS solutions are primarily composed of distributed antenna systems that allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as stadiums, transportation systems, commercial buildings and urban areas.

The Wireless segment experienced a significant increase in net sales in most major regions for the three and six months ended June 30, 2014 as compared to the prior year periods with particular strength in the U.S. as a result of higher capital spending by wireless operators, including supporting 4G deployments. Wireless segment net sales in Europe and the APAC region improved in both the three and six months ended June 30, 2014 as compared to the prior year periods. These improvements were partially offset by lower Wireless segment net sales in the Middle East. Foreign exchange rate changes had a negligible impact on Wireless segment net sales for the three and six months ended June 30, 2014 as compared to the same periods in 2013.

Wireless segment operating income and adjusted operating income increased substantially for the three and six months ended June 30, 2014 as compared to the prior year periods primarily due to the higher level of net sales, with additional benefit from favorable mix of products sold and the benefit of cost reduction initiatives.

We expect demand for our Wireless products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services (including 4G deployments) in developed markets. Uncertainty in the global economy or a particular region or consolidation among wireless operators may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales.

Enterprise Segment

We provide enterprise connectivity solutions for data centers and commercial buildings. We provide voice, video, data and converged solutions that support mission-critical, high-bandwidth applications including storage area networks, streaming media, data backhaul, cloud applications and grid computing. These comprehensive solutions, sold primarily under the SYSTIMAX and Uniprise brands, include optical fiber and twisted pair structured cable solutions, intelligent infrastructure software, network rack and cabinet enclosures, intelligent building sensors, advanced LED lighting control systems and network design services.

Enterprise segment net sales were essentially unchanged for the three months ended June 30, 2014 compared to the prior year period as higher net sales in the U.S. were offset by lower net sales in most other major geographic regions. For the six months ended June 30, 2014, net sales in the Enterprise segment were higher primarily as a result of improved sales in the U.S. The iTRACS and Redwood acquisitions contributed incremental net sales of $2.4 million and $4.8 million for the three and six months ended June 30, 2014, respectively. Foreign exchange rate changes had a negligible impact on Enterprise segment net sales for the three and six months ended June 30, 2014 as compared to the comparable 2013 periods.

Although Enterprise segment operating income increased for the three and six months ended June 30, 2014 as compared to the prior year periods, non-GAAP adjusted operating income was slightly lower for the current year periods. Operating income for the three and six months ended June 30, 2014 reflected a benefit of $6.6 million and $12.0 million, respectively, related to the adjustment of the estimated fair value of contingent consideration payable from the Redwood acquisition. The positive impact of this adjustment to contingent consideration payable was excluded from the calculation of adjusted operating income. Adjusted operating income for the Enterprise segment was slightly lower in the current year periods primarily as a result of the impact of Redwood which decreased operating income for the three and six months ended June 30, 2014 by $2.9 million and $5.3 million, respectively, as investments are made to develop product offerings and integrate the acquired business.

We expect long-term demand for Enterprise products to be driven by global information technology and data center spending as the ongoing need for bandwidth and intelligence in the network continues to create demand for high-performance structured connectivity solutions in the enterprise market. Uncertain global economic conditions, variability in the levels of commercial construction activity, uncertain levels of information technology spending and reductions in the levels of distributor inventories may negatively affect demand for our products.

Broadband Segment

We provide cable and communications products that support the multi-channel video, voice and high-speed data services provided by multi-system operators (MSOs). We believe we are the leading global manufacturer of coaxial cable for hybrid fiber coaxial networks globally and a leading supplier of fiber optic cable for North American MSOs.

Broadband segment net sales decreased for the three and six months ended June 30, 2014 as compared to the comparable prior year periods in most major geographic regions. Broadband segment net sales decreased as a result of the completion of several projects associated with the U.S. broadband stimulus program, a decline in demand for coaxial products due to the completion of major network upgrades and a decline in market prices. Foreign exchange rate changes had a negligible impact on Broadband segment net sales for the three and six months ended June 30, 2014 as compared to the prior year periods.

The Broadband segment recorded operating losses in the three and six months ended June 30, 2014 and 2013 primarily as a result of asset impairment charges. In the current year, we recorded an impairment charge in the Broadband segment related to certain intangible assets that we have determined are no longer recoverable. The prior year charge related to an impairment of goodwill. Adjusted operating income for the Broadband segment decreased during the three and six months ended June 30, 2014 as compared to the prior year periods primarily due to lower net sales that were partially offset by benefits from cost reduction initiatives. We continue to evaluate alternatives to improve the performance of the Broadband segment. Future actions taken to improve performance could result in charges that may be material.

We expect demand for Broadband products to continue to be influenced by ongoing maintenance requirements of cable networks, cable providers’ competition with telecommunication service providers, consolidation in the broadband service provider market and activity in the residential construction market. Spending by our Broadband customers on maintaining and upgrading networks is expected to continue to be influenced by uncertain regional and global economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	June 30, 2014	December 31, 2013	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$481.0	$346.3	$134.7	38.9%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	767.7	523.2	244.5	46.7
Availability under revolving credit facility	352.8	308.7	44.1	14.3
Long-term debt, including current portion	2,711.1	2,514.6	196.5	7.8
Total capitalization (2)	3,933.9	3,602.6	331.3	9.2
Long-term debt, including current portion, as a percentage of total capitalization	68.9%	69.8%

(1)	Working capital consists of current assets of $1,842.9 million less current liabilities of $603.1 million as of June 30, 2014. Working capital consists of current assets of $1,453.4 million less current liabilities of $593.4 million as of December 31, 2013.
(2)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

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

The increase in cash and cash equivalents during the first six months of 2014 was primarily driven by strong operating performance and the issuance of $1.3 billion of new senior notes that was partially offset by the redemption of the $1.1 billion outstanding amount of the 8.25% senior notes and the payment of a redemption premium of $93.9 million. The increase in working capital, excluding cash and cash equivalents and current portion of long-term debt is primarily due to the increase in the level of accounts receivable resulting from higher net sales and higher inventory expected to be needed to meet demand in the second half of 2014. The increase in long-term debt was primarily the result of issuance of the new senior notes partially offset by the redemption of the 8.25% senior notes. Total capitalization reflects the increase in long-term debt and current year earnings.

Cash Flow Overview

	Six Months Ended June 30,
	2014	2013	Dollar Change
	(dollars in millions)
Net cash (used in) generated by operating activities	$(48.9)	$24.2	$(73.1)
Net cash used in investing activities	$(2.7)	$(46.1)	$43.4
Net cash generated by (used in) financing activities	$187.4	$(14.2)	$201.6

Operating Activities

During the six months ended June 30, 2014, $48.9 million of cash was used in operating activities compared to $24.2 million of cash generated by operating activities during the six months ended June 30, 2013. Cash flow from operations during the first six months of 2014 decreased from the first six months of 2013 primarily due to the $93.9 million premium paid and the acceleration of $38.1 million of cash interest paid in connection with the redemption of the 8.25% senior notes. We also experienced higher working capital requirements, particularly an increase in accounts receivable as a result of higher net sales and higher inventory expected to be needed to meet demand in the second half of 2014. These uses of cash were partially offset by improved operating performance.

Investing Activities

Investment in property, plant and equipment during the first half of 2014 was $16.2 million and primarily related to supporting improvements to manufacturing operations as well as investments in information technology (including internally developed software). We currently expect total capital expenditures of $35 million to $40 million in 2014.

During the six months ended June 30, 2014, we received proceeds of $7.1 million related to the sale of 0.5 million shares of our investment in Hydrogenics Corporation.

During the six months ended June 30, 2013, we paid $34.0 million related to the acquisition of iTRACS. We received $4.7 million in April 2014 related to the final determination of the iTRACS purchase price.

Financing Activities

During the six months ended June 30, 2014, we issued $1.3 billion of new senior notes at a weighted average interest rate of 5.25%. Proceeds from the new senior notes were used to redeem the entire $1.1 billion of outstanding 8.25% senior notes. In connection with issuing the new senior notes, we paid financing costs of approximately $22.7 million during the six months ended June 30, 2014.

Also during the first half of 2014, we borrowed and repaid $15.0 million under our revolving credit facility and repaid $4.4 million of our senior secured term loans. As of June 30, 2014, we had no outstanding borrowings under our $400.0 million revolving credit facility and the remaining availability was approximately $352.8 million, reflecting a borrowing base of $400.0 million reduced by $47.2 million of letters of credit issued under the revolving credit facility.

During the six months ended June 30, 2013, we issued $550.0 million of senior PIK toggle notes and amended our senior secured term loan facility, primarily to lower the interest rate. The amendment resulted in the repayment of $32.0 million to certain lenders who exited the senior secured term loan and the receipt of $32.0 million in proceeds from new lenders and existing lenders who increased their positions. Also during the first half of 2013, we paid cash dividends of $538.7 million to common shareholders and made distributions to certain option holders of $7.2 million in lieu of repricing their stock options due to the dividend. We borrowed and repaid $135.0 million under our revolving credit facility and repaid $5.0 million of our senior secured term loan during the first half of 2013.

Future Cash Needs

We expect that our primary future cash needs will be debt service, funding working capital requirements (including operating leases), capital expenditures, funding acquisitions, paying certain restructuring costs, tax payments (including the cost of repatriation), and funding pension and other postretirement benefit obligations. We paid $12.9 million of restructuring costs during the first six months of 2014 and expect to pay an additional $10 million to $12 million by 2015 related to restructuring actions that have been initiated. Any future restructuring actions would likely require additional cash expenditures and such requirements may be material. As of June 30, 2014, we have an unfunded obligation related to pension and other postretirement benefits of $22.0 million. We made contributions of $15.0 million to our pension and other postretirement benefit plans during the six months ended June 30, 2014 and currently expect to make additional contributions of $9.3 million during the balance of 2014. These contributions include those required to comply with an agreement with the Pension Benefit Guaranty Corporation. We expect that our noncurrent employee benefit liabilities will be funded from existing cash balances and cash flow from future operations.

We may be required to pay up to an additional $49.0 million of consideration and retention payments in 2015 related to the 2013 acquisition of Redwood if certain net sales targets are met. In July 2014, we paid approximately $45 million to acquire two businesses of Alifabs Group. We may also pursue additional strategic acquisition opportunities, which may impact our future cash requirements.

We expect to pay the interest on the senior PIK toggle notes in cash during 2014. We may also voluntarily repay existing debt or repurchase our new senior notes or our senior PIK toggle notes, if market conditions are favorable and the applicable indenture permits such repayment or repurchase.

Although there are no financial maintenance covenants under the terms of our new senior notes or senior PIK toggle notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to Adjusted EBITDA as presented in this Quarterly Report on Form 10-Q (see Reconciliation of Non-GAAP Measures), which also give pro forma effect to certain events, including acquisitions, synergies and cost savings initiatives. For the twelve months ended June 30, 2014, our pro forma adjusted EBITDA as measured pursuant to indentures governing our notes was $825.8 million, which included the impact of cost reduction initiatives ($20.0 million) so that the impact of the initiatives are fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants. We are currently in compliance with the covenants under our indentures and senior secured credit facilities.

As of June 30, 2014, approximately 61% of our cash and cash equivalents was held outside the United States. Income taxes have been provided on foreign earnings sufficient to repatriate substantially all of this cash without significant incremental income tax expense. However, the cash tax requirements to repatriate existing funds may vary from year to year.

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

CONTRACTUAL OBLIGATIONS

In May 2014, we issued $650.0 million of 5.00% Senior Notes due June 15, 2021 and $650.0 million of 5.50% Senior Notes due June 15, 2024, and used substantially all of the net proceeds to redeem the entire outstanding amount of our 8.25% senior notes. The following table summarizes our contractual obligations as of June 30, 2014:

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Remainder of 2014	2015-2016	2017-2018	Thereafter
	(in millions)
Long-term debt, including current maturities (a)	$2,719.1	$4.7	$17.9	$846.5	$1,850.0
Interest on long-term debt (a)(b)	886.2	68.4	261.5	226.9	329.4
Operating leases	91.8	13.6	36.9	21.8	19.5
Purchase obligations (c)	23.6	23.6	—	—	—
Pension and other postretirement benefit liabilities (d)	43.3	9.3	17.3	5.9	10.8
Restructuring costs	9.8	7.9	1.9	—	—
Redwood acquisition payments (e)	—	—	—	—	—
Unrecognized tax benefits (f)	—	—	—	—	—

Total contractual obligations	$3,773.8	$127.5	$335.5	$1,101.1	$2,209.7

(a)	No other prepayment or redemption of any of our long-term debt balances has been assumed. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements included in our Form 10-Q and Note 6 in the Notes to Consolidated Financial Statements included in our 2013 Annual Report for information regarding the terms of our long-term debt agreements.
(b)	Interest on long-term debt excludes the amortization of deferred financing fees and original issue discount. Interest on variable rate debt is estimated based upon rates in effect as of June 30, 2014.
(c)	Purchase obligations include minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.
(d)	Amounts reflect expected contributions related to payments under the postretirement benefit plans through 2022 and expected pension contributions of $7.6 million during the remainder of 2014 and $10.4 million in 2015-2016 (see Note 10 in the Notes to Consolidated Financial Statements included in our 2013 Annual Report).
(e)	Additional payments of up to $49.0 million related to the acquisition of Redwood Systems, Inc. could be due in 2015 if net sales of Redwood products reach various levels of up to $55.0 million over various periods through July 31, 2015.
(f)	Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $77.9 million has been excluded from the presentation. We anticipate a reduction of up to $21.0 million of unrecognized tax benefits during the remainder of 2014 (see Note 11 in the Notes to Consolidated Financial Statements included in our 2013 Annual Report).

Reconciliation of Non-GAAP Measures

We believe that presenting certain non-GAAP financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We also believe that certain of these financial measures provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures. We also use certain of these financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We believe these financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the terms Adjusted Operating Income and Adjusted EBITDA may vary from that of others in our industry. These financial measures should not be considered as alternatives to operating income (loss), net income (loss) or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance or operating cash flows or as measures of liquidity.

We also believe presenting results for the twelve months ended June 30, 2014 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the six months ended June 30, 2013 from the data for the year ended December 31, 2013 and then adding the data for the six months ended June 30, 2014.

Consolidated

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2014	2013	2014	2013	2014
	(dollars in millions)
Operating income	$203.7	$94.3	$350.2	$169.7	$510.2
Adjustments:
Amortization of purchased intangible assets	44.3	43.7	88.6	87.0	176.5
Restructuring costs, net	2.3	9.7	4.3	11.5	14.9
Equity-based compensation	6.5	4.6	10.2	9.1	17.2
Asset impairments	7.2	28.8	7.2	34.5	18.3
Transaction costs (a)	1.0	2.6	1.9	4.2	24.9
Purchase accounting adjustments (b)	(6.4)	0.4	(11.9)	0.4	(9.8)
Other	—	—	—	—	2.1

Non-GAAP adjusted operating income	$258.5	$184.2	$450.5	$316.4	$754.2
Depreciation	12.1	13.8	23.8	27.4	51.6

Non-GAAP adjusted EBITDA	$270.6	$197.9	$474.3	$343.8	$805.7

(a)	Reflects transaction costs related to potential and consummated acquisitions as well as transaction costs related to secondary stock offerings. The twelve months ended June 30, 2014 also reflect the annual management fee paid to Carlyle as well as the fee paid to terminate the management agreement with Carlyle.
(b)	Reflects non-cash charges resulting from purchase accounting adjustments. The three, six and twelve months ended June 30, 2014 also reflect adjustments of $6.6 million, $12.0 million and $12.0 million, respectively, for the reduction in the estimated fair value of contingent consideration payable related to the Redwood acquisition.

Wireless Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in millions)
Operating income	$178.9	$93.2	92.0%	$306.5	$155.6	97.0%
Adjustments:
Amortization of purchased intangible assets	22.5	22.0	2.3	45.0	44.1	2.0
Restructuring costs, net	1.6	7.5	(78.7)	2.9	8.6	(66.3)
Equity-based compensation	3.6	2.5	44.0	5.7	4.9	16.3
Asset impairments	—	—	—	—	5.6	(100.0)
Transaction costs	0.6	1.5	(60.0)	1.2	2.4	(50.0)

Non-GAAP adjusted operating income	$207.2	$126.7	63.5%	$361.2	$221.2	63.3%

Enterprise Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in millions)
Operating income	$30.3	$26.6	13.9%	$52.9	$42.0	26.0%
Adjustments:
Amortization of purchased intangible assets	17.4	17.1	1.8	34.7	33.7	3.0
Restructuring costs, net	(0.1)	—	—	0.1	0.5	(80.0)
Equity-based compensation	2.1	1.5	40.0	3.2	2.9	10.3
Transaction costs	0.2	0.7	(71.4)	0.5	1.1	(54.5)
Purchase accounting adjustments	(6.4)	0.4	NM	(11.9)	0.4	NM

Non-GAAP adjusted operating income	$43.5	$46.3	(6.0)%	$79.6	$80.7	(1.4)%

Broadband Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in millions)
Operating income (loss)	$(5.5)	$(25.5)	(78.4)%	$(9.2)	$(27.9)	(67.0)%
Adjustments:
Amortization of purchased intangible assets	4.4	4.6	(4.3)	8.9	9.2	(3.3)
Restructuring costs, net	0.8	2.3	(65.2)	1.3	2.5	(48.0)
Equity-based compensation	0.8	0.6	33.3	1.3	1.3	—
Asset impairments	7.2	28.8	(75.0)	7.2	28.8	(75.0)
Transaction costs	0.1	0.4	(75.0)	0.2	0.7	(71.4)

Non-GAAP adjusted operating income	$7.8	$11.2	(30.4)%	$9.7	$14.5	(33.1)%

Note: Components may not sum to total due to rounding

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

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our dependence on customers’ capital spending on communication systems; concentration of sales among a limited number of customers or distributors; changes in technology; our ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; industry competition and the ability to retain customers through product innovation, introduction and marketing; risks associated with our sales through channel partners; possible production disruptions due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; the risk our global manufacturing operations suffer production or shipping delays causing difficulty in meeting customer demands; the risk that internal production capacity and that of contract manufacturers may be insufficient to meet customer demand or quality standards for our products; customer orders, including those for which we have ordered or purchased inputs, may be cancelled; our ability to maintain effective information management systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches or computer viruses; product performance issues and associated warranty claims; significant international operations and the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; risks associated with currency fluctuations and currency exchange; the divestiture of one or more product lines; political and economic instability, both in the U.S. and internationally; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities, including delays or challenges related to removing, transporting or reinstalling equipment, that may affect ability to meet customer demands for products; possible future restructuring actions; possible future impairment charges for fixed or intangible assets, including goodwill; increased obligations under employee benefit plans; cost of protecting or defending intellectual property; changes in laws or regulations affecting us or the industries we serve; costs and challenges of compliance with domestic and foreign environmental laws and the effects of climate change; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers; our ability to attract and retain qualified key employees; allegations of health risks from wireless equipment; availability and adequacy of insurance; natural or man-made disasters or other disruptions; income tax rate variability and ability to recover amounts recorded as value-added tax receivables; labor unrest; risks associated with future research and development projects; increased costs as a result of operating as a public company; our ability to comply with new regulations related to conflict minerals; risks associated with the seasonality of our business; substantial indebtedness and maintaining compliance with debt covenants; our ability to incur additional indebtedness; cash requirements to service indebtedness; ability of our lenders to fund borrowings under their credit commitments; changes in capital availability or costs, such as changes in interest rates, security ratings and market perceptions of the businesses in which we operate, or the ability to obtain capital on commercially reasonable terms or at all; continued global economic weakness and uncertainties and disruption in the capital, credit and commodities markets; any statements of belief and any statements of assumptions underlying any of the foregoing; and other factors beyond our control. These and other factors are discussed in greater detail in our 2013 Annual Report on Form 10-K. The information contained in this Quarterly Report on Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report.

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

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

1.1	Underwriting Agreement, dated June 12, 2014, by and among CommScope Holding Company, Inc., an affiliate of The Carlyle Group, J.P. Morgan Securities LLC, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 1.1 to the Form 8-K (File No. 001-36146) , filed with the SEC on June 16, 2014).

4.1	2021 Indenture, dated as of May 30, 2014, by and among the Issuer, the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee (including form of 2021 Note) (Incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-36146), filed with the SEC on June 2, 2014).

4.2	2024 Indenture, dated as of May 30, 2014, by and among the Issuer, the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee (including form of 2024 Note) (Incorporated by reference to Exhibit 4.2 to the Form 8-K (File No. 001-36146), filed with the SEC on June 2, 2014).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.INS	XBRL Taxonomy Extension Label Linkbase Document.

101.INS	XBRL Taxonomy Extension Presentation Linkbase Document.

101.INS	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMSCOPE HOLDING COMPANY, INC.

July 30, 2014	/s/ Mark A. Olson
Date	Mark A. Olson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)