Form 10-Q
period 2014-09-30
CommScope Holding Company, Inc.
filed 2014-10-31
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 22, 2014 there were 187,681,635 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

September  30, 2014

Part 1 — Financial Information (Unaudited)

ITEM 1. Condensed Consolidated Financial Statements

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

and Comprehensive Income

(Unaudited - In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,000,427	$888,011	$3,001,719	$2,633,559
Operating costs and expenses:
Cost of sales	637,940	577,812	1,889,870	1,724,461
Selling, general and administrative	121,417	122,424	355,515	354,818
Research and development	30,806	31,757	95,758	95,553
Amortization of purchased intangible assets	44,835	43,956	133,439	130,921
Restructuring costs, net	7,388	4,900	11,677	16,433
Asset impairments	7,000	7,320	14,229	41,802

Total operating costs and expenses	849,386	788,169	2,500,488	2,363,988

Operating income	151,041	99,842	501,231	269,571
Other income (expense), net	1,393	(3,394)	(90,593)	(8,665)
Interest expense	(36,504)	(53,972)	(142,409)	(147,809)
Interest income	1,394	650	3,609	2,260

Income before income taxes	117,324	43,126	271,838	115,357
Income tax expense	(20,893)	(31,839)	(82,877)	(87,048)

Net income	$96,431	$11,287	$188,961	$28,309

Earnings per share:
Basic	$0.51	$0.07	$1.01	$0.18
Diluted	$0.50	$0.07	$0.99	$0.18
Weighted average shares outstanding:
Basic	187,407	154,885	186,624	154,883
Diluted	191,627	159,064	191,126	158,008
Comprehensive income (loss):
Net income	$96,431	$11,287	$188,961	$28,309
Other comprehensive income (loss), net of tax:
Foreign currency gain (loss)	(33,531)	9,469	(29,548)	(7,144)
Pension and other postretirement benefit activity	(1,551)	(1,373)	(4,653)	(4,085)
Gain (loss) on available-for-sale securities	(2,874)	—	15,820	—

Total other comprehensive income (loss), net of tax	(37,956)	8,096	(18,381)	(11,229)

Total comprehensive income	$58,475	$19,383	$170,580	$17,080

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share amounts)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$616,434	$346,320
Accounts receivable, less allowance for doubtful accounts of $12,726 and $12,617, respectively	703,887	607,489
Inventories, net	418,076	372,187
Prepaid expenses and other current assets	59,387	71,818
Deferred income taxes	62,980	55,609

Total current assets	1,860,764	1,453,423
Property, plant and equipment, net of accumulated depreciation of $212,538 and $183,965, respectively	293,915	310,143
Goodwill	1,451,653	1,450,506
Other intangible assets, net	1,306,930	1,422,192
Other noncurrent assets	145,460	97,791

Total assets	$5,058,722	$4,734,055

Liabilities and Stockholders’ Equity
Accounts payable	$238,863	$251,639
Other accrued liabilities	322,965	332,280
Current portion of long-term debt	8,993	9,462

Total current liabilities	570,821	593,381
Long-term debt	2,700,265	2,505,090
Deferred income taxes	370,711	386,527
Pension and other postretirement benefit liabilities	24,512	40,349
Other noncurrent liabilities	100,198	120,692

Total liabilities	3,766,507	3,646,039
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000; Issued and outstanding shares: None at September 30, 2014 and December 31, 2013	—	—
Common stock, $.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 187,634,080 and 185,861,777 at September 30, 2014 and December 31, 2013, respectively	1,886	1,868
Additional paid-in capital	2,134,951	2,101,350
Retained earnings (accumulated deficit)	(789,330)	(978,291)
Accumulated other comprehensive loss	(44,657)	(26,276)
Treasury stock, at cost: 961,566 shares at September 30, 2014 and December 31, 2013	(10,635)	(10,635)

Total stockholders’ equity	1,292,215	1,088,016

Total liabilities and stockholders’ equity	$5,058,722	$4,734,055

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net income	$188,961	$28,309
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	198,866	183,865
Equity-based compensation	15,731	12,657
Deferred income taxes	(31,531)	14,728
Asset impairments	14,229	41,802
Excess tax benefits from equity-based compensation	(10,583)	(9)
Changes in assets and liabilities:
Accounts receivable	(99,645)	(46,795)
Inventories	(49,671)	(57,546)
Prepaid expenses and other assets	2,904	(20,481)
Accounts payable and other liabilities	(58,095)	(19,779)
Other	(9,534)	14,516

Net cash generated by operating activities	161,632	151,267
Investing Activities:
Additions to property, plant and equipment	(24,884)	(27,729)
Proceeds from sale of property, plant and equipment	1,612	1,238
Cash paid for acquisitions	(40,174)	(55,770)
Other	(5,951)	2,902

Net cash used in investing activities	(69,397)	(79,359)
Financing Activities:
Long-term debt repaid	(1,122,197)	(205,237)
Long-term debt proceeds	1,315,000	747,035
Long-term debt financing costs	(23,257)	(13,127)
Proceeds from the issuance of common shares under equity-based compensation plans	10,747	—
Excess tax benefits from equity-based compensation	10,583	9
Dividends paid	—	(538,705)
Cash paid to stock option holders	—	(11,295)
Other	—	(32)

Net cash generated by (used in) financing activities	190,876	(21,352)
Effect of exchange rate changes on cash and cash equivalents	(12,997)	(2,886)

Change in cash and cash equivalents	270,114	47,670
Cash and cash equivalents, beginning of period	346,320	264,375

Cash and cash equivalents, end of period	$616,434	$312,045

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited - In thousands, except share amounts)

	Nine Months Ended September 30,
	2014	2013
Number of common shares outstanding:
Balance at beginning of period	185,861,777	154,879,299
Issuance of shares under equity-based compensation plans	1,772,303	30,567
Shares repurchased under equity-based compensation plans	—	(25,266)

Balance at end of period	187,634,080	154,884,600

Common stock:
Balance at beginning of period	$1,868	$1,558
Issuance of shares under equity-based compensation plans	18	—

Balance at end of period	$1,886	$1,558

Additional paid-in capital:
Balance at beginning of period	$2,101,350	$1,655,379
Issuance of shares under equity-based compensation plans	10,729	279
Equity-based compensation	12,289	8,667
Tax benefit from shares issued under equity-based compensation plans	10,583	9

Balance at end of period	$2,134,951	$1,664,334

Retained earnings (accumulated deficit):
Balance at beginning of period	$(978,291)	$(447,687)
Net income	188,961	28,309
Dividends paid	—	(538,705)
Cash paid to stock option holders	—	(11,295)

Balance at end of period	$(789,330)	$(969,378)

Accumulated other comprehensive loss:
Balance at beginning of period	$(26,276)	$(16,646)
Other comprehensive loss, net of tax	(18,381)	(11,229)

Balance at end of period	$(44,657)	$(27,875)

Treasury stock, at cost:
Balance at beginning of period	$(10,635)	$(10,322)
Net shares repurchased under equity-based compensation plans	—	(313)

Balance at end of period	$(10,635)	$(10,635)

Total stockholders’ equity	$1,292,215	$658,004

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

Basis of Presentation

The Condensed Consolidated Balance Sheet as of September 30, 2014, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, and the Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity for the nine months ended September 30, 2014 and 2013 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the 2013 Annual Report). There were no changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2014. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements.

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

On October 4, 2013, the Company effected a 3-for-1 stock split of its common stock. All share and per share numbers and amounts have been revised to reflect the stock split.

Concentrations of Risk and Related Party Transactions

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 11% of the Company’s total net sales during the three and nine months ended September 30, 2014. Net sales to Anixter accounted for approximately 12% of the Company’s total net sales during the three and nine months ended September 30, 2013. Sales to Anixter primarily originate within the Enterprise segment. Other than Anixter, no direct customer accounted for 10% or more of the Company’s total net sales for the three or nine months ended September 30, 2014 or 2013.

Accounts receivable from Anixter represented approximately 12% of accounts receivable as of September 30, 2014. Other than Anixter, no other direct customer accounted for 10% or more of the Company’s accounts receivable as of September 30, 2014.

As of September 30, 2014, the Company was 54% owned by funds affiliated with The Carlyle Group (Carlyle). The Company paid $0.8 million and $2.3 million of management and oversight fees to Carlyle in the three and nine months ended September 30, 2013, respectively. In October 2013, the Company paid Carlyle approximately $20.2 million to terminate the management agreement.

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product warranty accrual, beginning of period	$21,795	$24,127	$24,838	$26,005
Provision for warranty claims	2,504	2,421	7,435	3,568
Warranty claims paid	(4,776)	(2,437)	(12,750)	(5,462)

Product warranty accrual, end of period	$19,523	$24,111	$19,523	$24,111

Commitments and Contingencies

The Company is either a plaintiff or a defendant in pending legal matters in the normal course of business. Management believes none of these legal matters will have a material adverse effect on the Company’s business or financial condition upon final disposition.

As of September 30, 2014, the Company had commitments of $17.0 million to purchase metals that are expected to be consumed in normal production by the first quarter of 2015. In the aggregate, these commitments were at prices approximately 7% above market prices as of September 30, 2014.

Asset Impairments

Goodwill is tested for impairment on an annual basis or on an interim basis when events occur or circumstances indicate the carrying value may no longer be recoverable. During the third quarter of 2014, management began the annual planning process. For the Microwave Antenna Group (Microwave) reporting unit in the Wireless segment, management considered the lower than expected levels of sales and operating income during 2014 and the effect of market conditions on the projected future operations of the business. Based on this information, management determined that an indicator of possible impairment existed. A step one goodwill impairment test was performed using a discounted cash flow (DCF) valuation model. The significant assumptions in the DCF model are the annual revenue growth rate, the annual operating income margin and the discount rate used to determine the present value of the cash flow projections. The discount rate was based on the estimated weighted average cost of capital as of the test date for market participants in the industry in which the Microwave reporting unit operates. Based on the estimated fair values generated by the DCF model, the Microwave reporting unit did not pass step one of the goodwill impairment test. A preliminary step two analysis was performed and an estimated goodwill impairment charge of $7.0 million was recorded during the three months ended September 30, 2014. The step two valuation is expected to be finalized in the fourth quarter and any revision to the impairment charge will be recorded at that time. The goodwill impairment charge resulted primarily from lower projected operating results than those from the 2013 annual impairment test. The discount rate used in the impairment test was 11.0% compared to 11.5% used in the 2013 annual goodwill impairment test. During the three months ended September 30, 2013, the Company finalized its measurement of the goodwill impairment charge for the Broadband reporting unit and recorded a charge of $7.3 million. The total goodwill impairment charge for the Broadband segment for the nine months ended September 30, 2013 was $36.2 million.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Property, plant and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are written down to their estimated fair value. During the nine months ended September 30, 2014, as a result of revisions to the business plan for a particular product line, the Company determined that certain intangible assets in the Broadband segment were no longer recoverable and a $7.2 million impairment charge was recorded. During the nine months ended September 30, 2013, an impairment charge of $5.6 million was recorded in the Wireless segment related to certain real estate and production equipment.

Income Taxes

The effective income tax rate of 17.8% and 30.5% for the three and nine months ended September 30, 2014, respectively, was lower than the statutory rate of 35% primarily due to a reduction in tax expense related to the reduction in reserves for uncertain tax positions as a result of the lapse of the statutes of limitations on certain matters. The benefits to the income tax rate were partially offset by the impact of losses in certain jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable and the provision for state income taxes. For the three months ended September 30, 2014, there was a slight decrease in valuation allowances while for the nine months ended September 30, 2014 there was a modest increase in valuation allowances as a result of changes in profitability in various jurisdictions. Earnings in foreign jurisdictions, which are generally taxed at rates lower than the U.S. statutory rate, reduce the effective tax rate. This reduction is largely offset by providing for the cost of repatriating the majority of these earnings.

The effective income tax rate for the three and nine months ended September 30, 2014 was also affected by the asset impairment charges recorded during those periods for which no tax benefit was recognized. In addition, gains in the three and nine months ended September 30, 2014, from the reduction in the estimated fair value of contingent consideration payable are not subject to tax.

The effective income tax rate of 73.8% and 75.5% for the three and nine months ended September 30, 2013, respectively, reflected net increases in valuation allowances related to (1) foreign tax credit carryforwards that the Company determined were not likely to be realized, primarily due to an increase in future interest expense expected as a result of 2013 borrowings and (2) net operating loss carryforwards in certain foreign jurisdictions as a result of changes in profitability. In addition to the impact of the valuation allowances, the effective income tax rate for the three and nine months ended September 30, 2013 was also affected by goodwill impairment charges for which no tax benefit was recognized, losses in certain foreign jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable, tax costs associated with repatriation of foreign earnings and adjustments related to prior years’ tax returns in various jurisdictions.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on net income divided by the weighted average number of common shares outstanding plus the dilutive effect of potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding equity-based awards (stock options and restricted stock units). Certain outstanding equity-based awards were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met (2.5 million shares and 2.4 million shares for the three and nine months ended September 30, 2014, respectively, and 3.2 million shares for the three and nine months ended September 30, 2013).

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table presents the basis for the earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income for basic and diluted earnings per share	$96,431	$11,287	$188,961	$28,309
Denominator:
Weighted average shares outstanding - basic	187,407	154,885	186,624	154,883
Dilutive effect of equity-based awards	4,220	4,179	4,502	3,125

Weighted average common shares outstanding - diluted	191,627	159,064	191,126	158,008

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which establishes a single comprehensive model for revenue recognition. Under the new guidance, revenue will be recognized when control over goods or services has been transferred to a customer. When multiple goods or services are sold under a single arrangement, revenue will be allocated based on the relative standalone selling prices of the various elements. The Company will be required to adopt the standard as of January 1, 2017 and early adoption is not permitted. Transition alternatives include full retrospective adoption or a modified retrospective adoption. The Company has not determined the transition approach that will be utilized or estimated the impact of adopting the new accounting standard.

2. ACQUISITIONS

Alifabs Group

In July 2014, the Company acquired two businesses of United Kingdom-based Alifabs Group (Alifabs) for $48.8 million ($46.7 million, net of cash acquired). Of the $48.8 million purchase price, $47.1 million was paid in July 2014 and $1.7 million will be paid in the fourth quarter of 2014. Alifabs is a designer and supplier of enclosures, monopoles, smaller streetworks towers and tower solutions for the United Kingdom telecommunications, utility and energy markets. Sales of Alifabs products reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income were $9.6 million for the three and nine months ended September 30, 2014.

The preliminary allocation of the purchase price, based on estimates of the fair values of assets acquired and liabilities assumed, is as follows (in millions):

Cash and cash equivalents	$2.1
Other current assets	15.9
Identifiable intangible assets	26.9
Goodwill	15.1
Other noncurrent assets	0.6
Less: Liabilities assumed	(11.8)

Net acquisition cost	$48.8

The goodwill arising from the purchase price allocation of the Alifabs acquisition is believed to result from the company’s reputation in the marketplace and assembled workforce and is not expected to be deductible for income tax purposes.

As additional information is obtained, adjustments may be made to the preliminary purchase price allocation. The Company is still finalizing the estimated fair value of certain of the tangible and intangible assets acquired.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Redwood Systems, Inc.

In July 2013, the Company acquired Redwood Systems, Inc. (Redwood), a provider of LED lighting solutions and integrated sensor networks for data centers and buildings. Redwood was acquired for an initial payment of $9.8 million and contingent consideration with an estimated fair value of $12.4 million as of the acquisition date. The Company may be required to pay up to an additional $37.25 million of consideration if certain net sales targets of up to $55.0 million are met over various periods through July 31, 2015. During the nine months ended September 30, 2014, the estimated fair value of the liability for contingent consideration was reduced to $0.4 million (see Note 7). In addition, there are potential retention payments for employees of Redwood of up to $11.75 million based on the same net sales targets as the contingent consideration. Redwood is a component of the Enterprise segment and represented approximately 1% of segment net sales for the three and nine months ended September 30, 2014. The Company does not believe that it is probable that any of the retention payments will be made.

The allocation of the purchase price, based on estimates of the fair values of assets acquired and liabilities assumed, is as follows (in millions):

Current assets	$2.6
Deferred taxes	7.3
Identifiable intangible assets	9.0
Goodwill	4.2
Other noncurrent assets	0.8
Less: Liabilities assumed	(1.7)

Net acquisition cost	$22.2

The goodwill arising from the purchase price allocation of the Redwood acquisition is believed to result from the company’s reputation in the marketplace and assembled workforce and is not expected to be deductible for income tax purposes.

iTRACS Corporation

In March 2013, the Company acquired substantially all of the assets and assumed certain liabilities of iTRACS Corporation (iTRACS) for approximately $34.0 million in cash. In March 2014, the Company reached an agreement with the former owners of iTRACS to adjust the purchase price by $4.7 million and that amount was received by the Company in April 2014. iTRACS develops and markets enterprise-class data center infrastructure management (DCIM) solutions. iTRACS is a component of the Enterprise segment and represented less than 1% of segment net sales for the three and nine months ended September 30, 2014.

The allocation of the purchase price, based on the estimated fair values of assets acquired and liabilities assumed, is as follows (in millions):

Current assets	$1.7
Noncurrent assets, excluding intangible assets	0.7
Identifiable intangible assets	13.1
Goodwill	15.1
Less: Liabilities assumed	(1.3)

Net acquisition cost	$29.3

The goodwill arising from the purchase price allocation of the iTRACS acquisition is believed to result from iTRACS’ reputation in the marketplace and assembled workforce and is expected to be deductible for income tax purposes.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

3. GOODWILL

The following table presents goodwill by reportable segment (in millions):

	Wireless	Enterprise	Broadband	Total
Goodwill, gross, as of December 31, 2013	$821.1	$659.5	$86.3	$1,566.9
Acquisitions and revisions to preliminary purchase price allocations	15.1	(5.7)	—	9.4
Foreign exchange	(1.2)	—	—	(1.2)

Goodwill, gross, as of September 30, 2014	835.0	653.8	86.3	1,575.1
Accumulated impairment charges as of January 1, 2014	(80.2)	—	(36.2)	(116.4)
Impairment charges recorded during the nine months ended September 30, 2014	(7.0)	—	—	(7.0)

Goodwill, net, as of September 30, 2014	$747.8	$653.8	$50.1	$1,451.7

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	September 30, 2014	December 31, 2013
Raw materials	$99,158	$72,170
Work in process	128,740	124,049
Finished goods	190,178	175,968

	$418,076	$372,187

Investments

The Company utilizes the equity method of accounting for investments in entities where it does not have control but has the ability to exercise significant influence over the investee’s operating and financial policies. The Company considers investments in publicly traded securities for which it does not have significant influence as available-for-sale. Available-for-sale securities are carried at fair value with changes in fair value recorded net of tax in other comprehensive income. As of September 30, 2014, the Company owned 1.59 million shares of Hydrogenics Corporation (Hydrogenics), a publicly traded company that supplies hydrogen generators and hydrogen-based power modules and fuel cells for various uses. During the nine months ended September 30, 2014, the Company reduced its ownership in Hydrogenics and is no longer considered to have significant influence over the investee’s operating and financial policies and , as a result, the Company changed its method of accounting from the equity method to classifying the investment as available-for-sale. The Company’s share of earnings and losses for the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 was immaterial.

As of September 30, 2014, the cost basis of the investment in Hydrogenics was $1.2 million, the fair value was $26.8 million and the unrealized pretax gains recorded in accumulated other comprehensive income were $25.6 million. The Company did not hold any investments that were classified as available-for-sale as of December 31, 2013. As of December 31, 2013 the carrying value of the Hydrogenics investment, accounted for under the equity method, was $3.1 million. Investments are recorded in other noncurrent assets on the Condensed Consolidated Balance Sheets.

During the three and nine months ended September 30, 2014, the Company sold 0.1 million and 0.6 million shares of Hydrogenics common stock, respectively, and received proceeds of $2.1 million and $9.2 million, respectively, (included in other investing activities on the Condensed Consolidated Statements of Cash Flows). Using the average cost method to value the shares sold, the Company recorded pretax realized gains of $2.0 million and $8.8 million, respectively, for the three and nine months ended September 30, 2014 (recorded in other income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Income).

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Other Accrued Liabilities

	September 30, 2014	December 31, 2013
Compensation and employee benefit liabilities	$111,064	$124,893
Deferred revenue	25,109	21,498
Product warranty accrual	19,523	24,838
Accrued interest	37,852	47,366
Restructuring reserve	7,290	18,572
Current income taxes payable	54,226	24,074
Other	67,901	71,039

	$322,965	$332,280

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign currency gain (loss)
AOCL balance, beginning of period	$(25,089)	$(40,837)	$(29,072)	$(24,224)
Other comprehensive income (loss)	(33,531)	9,469	(29,448)	(7,144)
Amounts reclassified from AOCL	—	—	(100)	—

AOCL balance, end of period	$(58,620)	$(31,368)	$(58,620)	$(31,368)

Pension and other postretirement benefit activity
AOCI (AOCL) balance, beginning of period	$(306)	$4,866	$2,796	$7,578
Amounts reclassified from AOCI	(1,551)	(1,373)	(4,653)	(4,085)

AOCI (AOCL) balance, end of period	$(1,857)	$3,493	$(1,857)	$3,493

Gain (loss) on available-for-sale securities
AOCI balance, beginning of period	$18,694	$—	$—	$—
Other comprehensive income (loss)	(4,129)	—	14,565	—
Amounts reclassified from AOCI	1,255	—	1,255	—

AOCI balance, end of period	$15,820	$—	$15,820	$—

Net AOCL, end of period	$(44,657)	$(27,875)	$(44,657)	$(27,875)

Defined benefit plan amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic benefit income and are primarily recorded in cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Gains on available for sale securities were reclassified from accumulated other comprehensive loss during the three and nine months ended September 30, 2014 and are included in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Income.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Cash Flow Information

	Nine Months Ended September 30,
	2014	2013
Cash paid during the period for:
Income taxes, net of refunds	$73,647	$65,675
Interest	$122,718	$155,903
Noncash financing activities:
Acquisition of treasury stock resulting from stock option exercises	$—	$281

5. FINANCING

	September 30, 2014	December 31, 2013
5.00% senior notes due June 2021	$650,000	$—
5.50% senior notes due June 2024	650,000	—
8.25% senior notes due January 2019	—	1,100,000
Senior secured term loan due January 2017	346,500	349,125
Senior secured term loan due January 2018	519,750	523,688
Senior PIK toggle notes due June 2020	550,000	550,000
Senior secured revolving credit facility expires January 2017	—	—
Other	408	1,079

	$2,716,658	$2,523,892
Less: Original issue discount, net of amortization	(7,400)	(9,340)
Less: Current portion	(8,993)	(9,462)

	$2,700,265	$2,505,090

See Note 6 in the Notes to Consolidated Financial Statements in the 2013 Annual Report for additional information on the terms and conditions of the 8.25% senior notes (the 2019 Notes), the senior secured credit facilities and the 6.625%/7.375% senior payment-in-kind toggle notes (the senior PIK toggle notes).

5.00% Senior Notes Due 2021 and 5.50% Senior Notes Due 2024

In May 2014, CommScope, Inc., a direct wholly owned subsidiary of the Company, issued $650.0 million of 5.00% Senior Notes due June 15, 2021 (the 2021 Notes) and $650.0 million of 5.50% Senior Notes due June 15, 2024 (the 2024 Notes), collectively referred to as the New Notes. Interest is payable on the New Notes semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2014.

Proceeds from the New Notes were used to redeem the entire outstanding amount of 2019 Notes plus pay a redemption premium of $93.9 million, which was included in other income (expense), net for the nine months ended September 30, 2014. The remainder of the net proceeds was available for general corporate purposes. In connection with the redemption of the 2019 Notes, the Company wrote off $19.1 million of deferred financing costs to interest expense during the nine months ended September 30, 2014.

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

In connection with issuing the New Notes, the Company incurred costs of approximately $23.3 million during the nine months ended September 30, 2014, which were capitalized as other noncurrent assets and are being amortized over the terms of the notes.

Senior Secured Credit Facilities

During the three and nine months ended September 30, 2014, the Company repaid $2.2 million and $6.6 million, respectively, of its senior secured term loans. No portion of the senior secured term loans was reflected as a current portion of long-term debt as of September 30, 2014 related to the potentially required excess cash flow payment because the amount that may be payable in 2015, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2014 related to 2013.

During the nine months ended September 30, 2014, the Company borrowed and repaid $15.0 million under the revolving credit facility. As of September 30, 2014, the Company had availability of approximately $370.6 million under the asset-based revolving credit facility, after giving effect to outstanding letters of credit.

Other Matters

The Company’s non-guarantor subsidiaries held approximately $1,252 million, or 25%, of total assets and approximately $312 million, or 8%, of total liabilities as of September 30, 2014 and accounted for approximately $420 million, or 42%, and $1,123 million, or 37%, of net sales for the three and nine months ended September 30, 2014, respectively. As of December 31, 2013, the non-guarantor subsidiaries held approximately $1,077 million, or 23%, of total assets and approximately $315 million, or 9%, of total liabilities. For the three and nine months ended September 30, 2013, the non-guarantor subsidiaries accounted for approximately $338 million, or 38%, and $992, or 38%, of net sales, respectively. All amounts presented exclude intercompany balances.

The reported balance sheet and income statement amounts for CommScope, Inc. are substantially identical to those of the Company other than interest expense for CommScope, Inc. for the three and nine months ended September 30, 2014, does not reflect the interest expense incurred in connection with the senior PIK toggle notes, which was $9.5 million and $28.5 million, respectively, during such periods ($6.1 million and $18.2 million net of tax, respectively). Total debt for CommScope, Inc. as of September 30, 2014 was $2,159.3 million, which does not include the senior PIK toggle notes.

The weighted average effective interest rate on outstanding borrowings, including the amortization of deferred financing costs and original issue discount, was 5.36% and 6.89% at September 30, 2014 and December 31, 2013, respectively.

6. DERIVATIVES AND HEDGING ACTIVITIES

The Company uses forward contracts to hedge a portion of its exposure to balances denominated in currencies other than the functional currency of various subsidiaries and to manage exposure to certain planned foreign currency expenditures in order to mitigate the impact of changes in exchange rates. At September 30, 2014, the Company had foreign exchange contracts with maturities ranging from one to nine months with an aggregate notional value of $328 million (based on exchange rates as of September 30, 2014). Unrealized gains and losses resulting from these contracts are recognized in other income (expense), net and partially offset corresponding foreign exchange transaction gains and losses and the impact of foreign exchange rate fluctuations on various operating expenses. These instruments are not held for speculative or trading purposes. These contracts are not designated as hedges for hedge accounting and are marked to market each period through earnings.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table presents the balance sheet location and fair value of the Company’s derivatives:

		Fair Value of Asset (Liability)
	Balance Sheet Location	September 30, 2014	December 31, 2013
Foreign currency contracts	Prepaid expenses and other current assets	$2,617	$2,738
Foreign currency contracts	Other accrued liabilities	(3,262)	(662)

Total derivatives not designated as hedging instruments		$(645)	$2,076

The pretax impact of the foreign currency forward contracts not designated as hedging instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Gain (Loss) Recognized
Three Months Ended September 30, 2014	Other expense, net	$(3,500)
Three Months Ended September 30, 2013	Other expense, net	$3,227
Nine Months Ended September 30, 2014	Other expense, net	$(6,836)
Nine Months Ended September 30, 2013	Other expense, net	$6,903

7. FAIR VALUE MEASUREMENTS

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, investment in equity securities, debt instruments, foreign currency contracts and contingent consideration payable. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of September 30, 2014 and December 31, 2013 were considered representative of their fair values due to their short terms to maturity. The fair value of the Company’s investment in equity securities is based on quoted market prices. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes. The fair value of the contingent consideration payable was based on a probability weighted discounted cash flow analysis.

The carrying amounts, estimated fair values and valuation input levels of the Company’s investment in equity securities, foreign currency contracts, senior notes, senior secured term loans, senior PIK toggle notes and contingent consideration payable as of September 30, 2014 and December 31, 2013, are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Investment in equity securities	$26,790	$26,790	$3,112	$41,879	Level 1
Foreign currency contracts	2,617	2,617	2,738	2,738	Level 2
Liabilities:
5.00% senior notes due 2021	650,000	633,750	—	—	Level 2
5.50% senior notes due 2024	650,000	635,375	—	—	Level 2
8.25% senior notes	—	—	1,100,000	1,205,280	Level 2
Senior secured term loans due 2017, at par	346,500	343,901	349,125	349,997	Level 2
Senior secured term loans due 2018, at par	519,750	515,852	523,688	524,997	Level 2
Senior PIK toggle notes due 2020	550,000	569,250	550,000	572,000	Level 2
Foreign currency contracts	3,262	3,262	662	662	Level 2
Contingent consideration	368	368	13,068	13,068	Level 3

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Contingent consideration represents the estimated fair value of the expected payment due related to the acquisition of Redwood. The contingent consideration is payable in 2015 and could range from zero to $37.25 million. The amount to be paid is based on the achievement of sales targets of Redwood products with a maximum payout reached with $55.0 million of sales by July 31, 2015. The estimated fair value of the contingent consideration was $12.4 million as of July 3, 2013, the Redwood acquisition date. During the nine months ended September 30, 2014, the estimated fair value of the contingent consideration was reduced to $0.4 million based on the latest projections of Redwood’s performance, which resulted in a $12.7 million reduction in selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

During the three and nine months ended September 30, 2014, the Company recorded a pretax goodwill impairment charge of $7.0 million related to the Wireless segment as a result of reduced expectations of future cash flows primarily from lower projected results from one of its reporting units. The valuation supporting the goodwill impairment charge is based on level 3 valuation inputs. Also, during the nine months ended September 30, 2014, the Company recorded an impairment charge of $7.2 to reduce certain intangible assets in the Broadband segment to their estimated fair value. The valuations supporting the impairment charge were based on Level 3 valuation inputs.

These fair value estimates are based on pertinent information available to management as of the date made. Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and current estimates of fair value may differ significantly from the amounts presented.

8. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company’s three reportable segments, which align with the manner in which the business is managed, are Wireless, Enterprise and Broadband.

The Wireless segment provides merchant radio frequency wireless network connectivity solutions and small cell distributed antenna systems (DAS) solutions. These solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy both macro cell sites and small cell DAS solutions to meet 2G, 3G and 4G cellular coverage and capacity requirements. The macro cell site solutions can be found at wireless tower sites, rooftops and metrocells, and include base station and microwave antennas, hybrid fiber-feeder cables, coaxial cables, connectors, amplifiers, filters, poles, cabinets and turnkey services. The small cell DAS solutions are composed of distributed antenna systems, RF repeaters, cable, connectors, splitters and antennas that allow wireless operators to extend and enhance cellular coverage and capacity in challenging network conditions such as stadiums, transportation systems, commercial buildings and urban areas.

The Enterprise segment provides connectivity and network intelligence for data centers and commercial buildings. These solutions include optical fiber and twisted pair structured cabling applications, intelligent infrastructure software, network rack and cabinet enclosures, intelligent building sensors, advanced LED lighting control systems and network design services.

The Broadband segment consists of cable and communications equipment that support the multi-channel video, voice and high-speed data services provided by cable operators. The segment’s products include coaxial and fiber-optic cables, fiber-to-the-home equipment, amplifiers, splitters, conduit and headend solutions for the network core.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table provides summary financial information by reportable segment (in millions):

	September 30, 2014	December 31, 2013
Identifiable segment-related assets:
Wireless	$2,546.2	$2,419.8
Enterprise	1,418.4	1,495.1
Broadband	361.0	363.4

Total identifiable segment-related assets	4,325.6	4,278.3
Reconciliation to total assets:
Cash and cash equivalents	616.4	346.3
Deferred income tax assets	71.0	59.7
Deferred financing fees	45.7	49.8

Total assets	$5,058.7	$4,734.1

The following table provides net sales, operating income (loss), depreciation, and amortization by reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales:
Wireless	$633.0	$552.6	$1,985.0	$1,640.6
Enterprise	218.0	212.2	638.0	622.7
Broadband	149.5	124.6	380.4	375.5
Inter-segment eliminations	(0.1)	(1.4)	(1.7)	(5.2)

Consolidated net sales	$1,000.4	$888.0	$3,001.7	$2,633.6

Operating income (loss):
Wireless (1)	$113.8	$90.3	$420.3	$246.0
Enterprise (2)	25.3	21.7	78.3	63.7
Broadband (3)	11.9	(12.2)	2.6	(40.1)

Consolidated operating income	$151.0	$99.8	$501.2	$269.6

Depreciation:
Wireless	$7.5	$8.3	$21.8	$24.7
Enterprise	2.9	3.2	8.4	9.1
Broadband	2.0	2.5	6.0	7.6

Consolidated depreciation	$12.4	$14.0	$36.2	$41.4

Amortization (4):
Wireless	$23.2	$22.0	$68.1	$66.1
Enterprise	17.3	17.4	52.1	51.0
Broadband	4.3	4.6	13.2	13.8

Consolidated amortization	$44.8	$44.0	$133.4	$130.9

(1)	Operating income includes restructuring charges of $5.9 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively. Restructuring charges for the nine months ended September 30, 2014 and 2013 were $8.7 million and $9.9 million, respectively. Operating income for the three and nine months ended September 30, 2014 includes asset impairment charges of $7.0 million. Impairment charges for the nine months ended September 30, 2013 were $5.6 million.
(2)	Operating income for the three and nine months ended September 30, 2014 includes gains of $0.7 million and $12.7 million respectively, from adjustments to the estimated fair value of contingent consideration related to the Redwood acquisition.
(3)	Operating income includes restructuring charges of $1.6 million and $3.5 million for the three months ended September 30, 2014 and 2013, respectively. Restructuring charges for the nine months ended September 30, 2014 and 2013 were $2.9 million and $6.0 million, respectively. Operating income includes impairment charges of $7.2 for the nine months ended September 30, 2014, and impairment charges of $7.3 million and $36.2 million for the three and nine months ended September 30, 2013, respectively.
(4)	Excludes amortization of deferred financing fees and original issue discount.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Sales to customers located outside of the United States comprised 47.3% and 42.5% of total net sales for the three and nine months ended September 30, 2014, respectively, compared to 44.2% and 44.0% for the three and nine months ended September 30, 2013, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$527.1	$495.4	$1,726.6	$1,473.5
Europe, Middle East and Africa	189.6	182.6	547.6	512.7
Asia Pacific	181.2	125.1	470.0	389.8
Central and Latin America	64.4	65.8	183.5	201.0
Canada	38.1	19.1	74.0	56.6

Consolidated net sales	$1,000.4	$888.0	$3,001.7	$2,633.6

9. RESTRUCTURING COSTS

The Company has initiated restructuring actions to realign and lower its cost structure primarily through workforce reductions and other cost reduction initiatives at various facilities, including the cessation of manufacturing operations at the Joliet, Illinois; Statesville, North Carolina; and Guangzhou, China facilities. Much of the production capacity from these facilities is being shifted to other existing facilities or unaffiliated suppliers. The Company’s net pretax restructuring charges, by segment, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Wireless	$5,852	$1,353	$8,706	$9,935
Enterprise	(31)	87	101	542
Broadband	1,567	3,460	2,870	5,956

Total	$7,388	$4,900	$11,677	$16,433

The activity within the liability established for these restructuring actions, which is included in other accrued liabilities, was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance as of June 30, 2014	$9,078	$688	$—	$9,766
Additional charge recorded	4,935	—	2,453	7,388
Cash paid	(7,043)	(250)	(1,903)	(9,196)
Foreign exchange and other non-cash items	(118)	—	(550)	(668)

Balance as of September 30, 2014	$6,852	$438	$—	$7,290

Balance as of December 31, 2013	$17,173	$1,399	$—	$18,572
Additional charge recorded	5,157	(7)	6,527	11,677
Cash paid	(15,379)	(955)	(5,748)	(22,082)
Foreign exchange and other non-cash items	(99)	1	(779)	(877)

Balance as of September 30, 2014	$6,852	$438	$—	$7,290

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

The Company has recognized restructuring charges of $75.5 million since 2011. The additional pretax costs related to completing restructuring actions initiated to date are expected to be approximately $0.1 million to $0.2 million. Cash payments of approximately $4.0 million to $5.0 million are expected during the remainder of 2014 with an additional $2.0 million to $3.0 million expected to be paid by the end of 2015. In addition to the charges described above, the Company expects to recognize a restructuring charge in the fourth quarter of 2014 related to the lease at its Joliet, Illinois facility that expires in 2022. The charge is expected to be $9.0 million to $10.0 million for the portion of the facility the Company will attempt to sublease once operations cease at that facility. Additional restructuring actions may be taken and the resulting charges and cash requirements could be material.

10. EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
	2014	2013	2014	2013
Service cost	$115	$112	$24	$62
Interest cost	3,344	2,868	225	228
Recognized actuarial loss (gain)	71	102	(84)	70
Amortization of prior service credits	—	—	(2,494)	(2,404)
Expected return on plan assets	(3,825)	(3,579)	—	(16)

Net periodic benefit income	$(295)	$(497)	$(2,329)	$(2,060)

	Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$344	$334	$71	$186
Interest cost	10,028	8,643	675	684
Recognized actuarial loss (gain)	213	352	(253)	209
Amortization of prior service credits	—	—	(7,482)	(7,213)
Expected return on plan assets	(11,469)	(10,758)	—	(47)

Net periodic benefit income	$(884)	$(1,429)	$(6,989)	$(6,181)

The Company contributed $9.9 million and $24.8 million to its pension and other postretirement benefit plans during the three and nine months ended September 30, 2014, respectively. During the remainder of 2014, the Company anticipates making additional contributions of approximately $1.0 million to these plans.

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

In accordance with the antidilution provisions of the Company’s stock incentive plans, the exercise prices of certain options outstanding were adjusted to reflect the 2013 dividends. Cash payments of $7.2 million and $4.1million were made to stock option holders of options granted prior to 2011 in lieu of a reduction in exercise prices on the May dividend and June dividend, respectively. The cash payments and repricings had no effect on the vesting schedules or expiration dates of the stock options and resulted in no additional compensation expense.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Equity-Based Compensation Plans

As of September 30, 2014, $20.5 million of total unrecognized compensation costs related to non-vested stock options, restricted stock unit awards (RSUs) and share unit awards are expected to be recognized over a remaining weighted average period of 1.5 years. Although the share unit awards may, at the Company’s discretion, be settled in stock, they have historically been settled in cash and are accounted for as liability awards. There were no significant capitalized equity-based compensation costs at September 30, 2014.

Stock Options

The following table summarizes the stock option activity (in thousands, except per share amounts):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of June 30, 2014	10,301	$7.40
Granted	8	$23.10	$9.49
Exercised	(463)	$6.05		$8,734
Forfeited	(16)	$23.00

Outstanding as of September 30, 2014	9,830	$7.45		$161,781

Exercisable at September 30, 2014	6,234	$6.39		$109,243
Expected to vest	3,577	$9.25		$52,453
Outstanding as of December 31, 2013	10,828	$6.15
Granted	763	$23.02	$9.41
Exercised	(1,772)	$6.06		$32,774
Adjustment related to 2013 performance	27	$5.57	$3.60
Forfeited	(16)	$23.00

Outstanding as of September 30, 2014	9,830	$7.45		$161,781

The exercise prices of outstanding options at September 30, 2014 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$2.96 to $5.35	888	3.6	$3.62	888	$3.62
$5.36 to $5.67	1,194	7.4	$5.57	658	$5.57
$5.68 to $8.54	4,939	6.3	$5.74	2,626	$5.74
$8.55 to $8.90	2,062	5.8	$8.66	2,062	$8.66
$8.91 to $25.36	747	9.4	$23.02	—	$—

$2.96 to $25.36	9,830	6.3	$7.45	6,234	$6.39

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The Company uses the Black-Scholes model to estimate the fair value of stock option awards. Key input assumptions used in the model include the grant date fair value of common stock, exercise price of the award, the expected option term, stock price volatility, estimated marketability discount (used in periods prior to the Company’s initial public offering), the risk-free interest rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of its stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected option term (in years)	5.0	*	5.0	3.0
Risk-free interest rate	1.7%	*	1.5%	0.4%
Expected volatility	45.0%	*	45.0%	75.0%
Estimated marketability discount	—%	*	—%	15.0%
Expected dividend yield	—%	*	—%	—%
Weighted average exercise price	$23.10	*	$23.02	$12.38
Weighted average fair value at grant date	$9.49	*	$9.41	$4.69

*	No stock options were granted in the three months ended September 30, 2013.

Restricted Stock Units

RSUs entitle the holder to shares of common stock generally after a three-year vesting period. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested as of June 30, 2014	365	$22.87
Granted	6	$24.55
Forfeited	(3)	23.00

Outstanding and non-vested as of September 30, 2014	368	$22.89

Outstanding and non-vested as of December 31, 2013	5	$14.99
Granted	374	$23.00
Forfeited	(11)	$23.00

Outstanding and non-vested as of September 30, 2014	368	$22.89

Other

Share unit award expense of $3.4 million and $4.0 million for the nine months ended September 30, 2014 and 2013, respectively, is included in equity-based compensation as an adjustment to reconcile net income to net cash generated by operating activities on the Condensed Consolidated Statements of Cash Flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2013 Annual Report on Form 10-K.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,000.4	100.0%	$888.0	100.0%	$112.4	12.7%
Gross profit	362.5	36.2	310.2	34.9	52.3	16.9
Operating income	151.0	15.1	99.8	11.2	51.2	51.3
Non-GAAP adjusted operating income (1)	218.5	21.8	162.3	18.3	56.2	34.6
Net income	$96.4	9.6%	$11.3	1.3%	$85.1	753.1%
Diluted earnings per share	$0.50		$0.07

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$3,001.7	100.0%	$2,633.6	100.0%	$368.1	14.0%
Gross profit	1,111.8	37.0	909.1	34.5	202.7	22.3
Operating income	501.2	16.7	269.6	10.2	231.6	85.9
Non-GAAP adjusted operating income (1)	669.0	22.3	478.8	18.2	190.2	39.7
Net income	$189.0	6.3%	$28.3	1.1%	$160.7	567.8%
Diluted earnings per share	$0.99		$0.18

NM – Not meaningful

(1)	See “Reconciliation of Non-GAAP Measures”.

Net sales

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
			(dollars in millions)
Net sales	$1,000.4	$888.0	$112.4	12.7%	$3,001.7	$2,633.6	$368.1	14.0%
Domestic net sales	527.1	495.4	31.7	6.4	1,726.6	1,473.5	253.1	17.2
International net sales	473.3	392.6	80.7	20.6	1,275.1	1,160.1	115.0	9.9

The increase in net sales for the three and nine months ended September 30, 2014 as compared to the corresponding prior year periods was primarily attributable to higher net sales in the U.S. and the Asia Pacific (APAC) region. Net sales in the Europe, Middle East and Africa (EMEA) region were basically unchanged for the three months ended September 30, 2014 but higher in the nine months ended September 30, 2014 as compared to the prior year periods. Net sales in the Central and Latin America (CALA) region were basically unchanged for the three months ended September 30, 2014 but lower in the nine months ended September 30, 2014 as compared to the prior year periods. Net sales to customers located outside of the United States comprised 47.3% and 42.5% of total net sales for the three and nine months ended September 30, 2014, respectively, compared to 44.2% and 44.0% for the three and nine months ended September 30, 2013, respectively. Foreign exchange rate changes had a negative impact of less than 1% on net sales for the three and nine months ended September 30, 2014 as compared to the same 2013 periods.

From a segment perspective, all of our segments reported higher net sales for the three and nine months ended September 30, 2014 as compared to the prior year periods. For the three months ended September 30, 2014, the increase was primarily attributable to the Wireless and Broadband segments. The increase for the nine months ended September 30, 2014 was primarily the result of higher Wireless segment net sales. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
			(dollars in millions)
Gross profit	$362.5	$310.2	$52.3	16.9%	$1,111.8	$909.1	$202.7	22.3%
Gross margin percent	36.2%	34.9%			37.0%	34.5%
SG&A expense	121.4	122.4	(1.0)	(0.8)	355.5	354.8	0.7	0.2
As a percent of sales	12.1%	13.8%			11.8%	13.5%
R&D expense	30.8	31.8	(1.0)	(3.1)	95.8	95.6	0.2	0.2
As a percent of sales	3.1%	3.6%			3.2%	3.6%

Gross profit (net sales less cost of sales)

The improvements in gross profit and gross profit margin for the three months ended September 30, 2014 as compared to the comparable prior year period were due to higher sales volumes and benefits from cost savings initiatives. The improvements in gross profit and gross profit margin for the nine months ended September 30, 2014 as compared to the comparable prior year period were due to higher sales volumes, a favorable change in the mix of products sold and benefits from cost savings initiatives.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense for the three and nine months ended September 30, 2014 included reductions in expense of $0.7 million and $12.7 million, respectively, resulting from adjustments to the estimated fair value of contingent consideration payable related to the Redwood Systems, Inc. (Redwood) acquisition. Excluding these adjustments, SG&A expense was relatively unchanged for the three months ended September 30, 2014 as compared to the comparable prior year period and was higher for the nine months ended September 30, 2014 due to increases in cash incentive and equity-based compensation expense and incremental costs from Redwood, which was acquired in July 2013. The reduction in SG&A expense as a percentage of net sales in the 2014 periods primarily resulted from the higher level of net sales and the benefit from the Redwood contingent consideration adjustment.

Research and development

Research and development (R&D) expense decreased slightly for the three months ended September 30, 2014 and was relatively unchanged for the nine months ended September 30, 2014 as compared to the comparable prior year periods. Cost savings initiatives in the Broadband segment resulted in lower R&D expense in the three and nine months ended September 30, 2014. These decreases were largely offset by increased investments in R&D in our Enterprise segment. The reduction in R&D expense as a percentage of net sales was primarily the result of higher net sales. R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs and Asset impairments

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
			(dollars in millions)
Amortization of purchased intangible assets	$44.8	$44.0	$0.8	1.8%	$133.4	$130.9	$2.5	1.9%
Restructuring costs, net	7.4	4.9	2.5	51.0	11.7	16.4	(4.7)	(28.7)
Asset impairments	7.0	7.3	(0.3)	(4.1)	14.2	41.8	(27.6)	(66.0)

Amortization of purchased intangible assets

The amortization of purchased intangible assets was higher in the three months ended September 30, 2014 as compared to the comparable prior year period due to the additional amortization resulting from the July 2014 acquisition of two businesses of United Kingdom-based Alifabs Group (Alifabs). The amortization of purchased intangible assets was higher in the nine months ended September 30, 2014 as compared to the comparable prior year period primarily due to the additional amortization resulting from the July 2013 acquisition of Redwood and the July 2014 acquisition of Alifabs.

Restructuring costs

The restructuring costs recognized in 2014 were primarily related to the consolidation of operations following the announced closings of manufacturing operations at two locations in the U.S. and one location in China and continued efforts to realign and lower our cost structure. The 2013 restructuring costs were primarily related to workforce reductions and other cost reduction initiatives at various U.S. and international facilities.

We expect to incur additional pretax costs of $9.1 million to $10.2 million in 2014 related to completing actions announced to date. Included in this estimate of future costs is an additional restructuring charge of $9.0 million to $10.0 million related to the lease of our Joliet, Illinois facility once operations cease at that facility. Additional restructuring actions may be identified and resulting charges and cash requirements could be material.

Asset impairments

During the three months ended September 30, 2014, we recorded a goodwill impairment charge of $7.0 million in the Wireless segment, primarily as a result of lower projected future operating results for the Microwave Antenna Group reporting unit than those used in the 2013 annual impairment test. During the nine months ended September 30, 2014, as a result of revisions to the business plan for a particular product line, we determined that certain intangible assets in the Broadband segment were no longer recoverable and a $7.2 million impairment charge was recorded. During the three months ended September 30, 2013, we finalized our measurement of a goodwill impairment charge for the Broadband reporting unit and recorded a charge of $7.3 million. The total goodwill impairment charge for the Broadband segment for the nine months ended September 30, 2013 was $36.2 million. We also recognized impairment charges of $5.6 million in the nine months ended September 30, 2013 in the Wireless segment related to certain real estate and production equipment.

Net interest expense, Other expense, net and Income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
			(dollars in millions)
Net interest expense	$35.1	$53.3	$(18.2)	(34.1)%	$138.8	$145.6	$(6.8)	(4.7)%
Other (income) expense, net	(1.4)	3.4	(4.8)	NM	90.6	8.7	81.9	NM
Income tax expense	20.9	31.8	(10.9)	(34.3)	82.9	87.0	(4.1)	(4.7)

NM – Not meaningful

Net interest expense

In May 2014, we issued $1.3 billion of new senior notes ($650.0 million of 5.00% Senior Notes due June 15, 2021 and $650.0 million of 5.50% Senior Notes due June 15, 2024) and used substantially all of the net proceeds to redeem the entire outstanding amount of the 8.25% senior notes that were due in 2019. In connection with the redemption of the 2019 notes in June 2014, we wrote off $19.1 million of deferred financing costs to interest expense. In May 2013, we issued $550.0 million of senior PIK toggle notes, which resulted in $13.0 million of interest expense during the nine months ended September 30, 2013 as compared to $28.5 million in the nine months ended September 30, 2014. Despite the write-offs of deferred financing costs, net interest expense decreased in the three and nine months ended September 30, 2014 compared to the prior year periods primarily due to lower average debt balances and a lowering of the interest rate on our outstanding borrowings.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of deferred financing costs and original issue discount, was 5.36% as of September 30, 2014, 6.89% as of December 31, 2013 and 7.09% as of September 30, 2013.

Other expense, net

In connection with the redemption of the 2019 notes in the nine months ended September 30, 2014, we recorded a redemption premium of $93.9 million, which was included in other expense, net. During the nine months ended September 30, 2013, we incurred costs of $1.9 million that were included in net other expense related to amending our senior secured term loan facility.

Foreign exchange losses of $0.4 million and $3.4 million were included in other expense, net for the three and nine months ended September 30, 2014, respectively, compared to $2.7 million and $5.6 million for the three and nine months ended September 30, 2013, respectively.

During the three and nine months ended September 30, 2014, we sold portions of our investment in Hydrogenics that resulted in pretax gains of $2.0 million and $8.8 million, respectively, which was recorded in other expense, net. Other expense, net for the nine months ended September 30, 2014 included our share of losses in our equity investments of $1.5 million compared to losses of $1.1 million and $1.3 million for the three and nine months ended September 30, 2013, respectively. Also included in other expense, net for the nine months ended September 30, 2013 was the write-off of one such equity investment of $0.8 million.

Income taxes

Our effective income tax rate of 17.8% and 30.5% for the three and nine months ended September 30, 2014, respectively, was lower than the statutory rate of 35% primarily due to a reduction in tax expense related to the reduction in reserves for uncertain tax positions as a result of the lapse of statutes of limitations on certain matters. The benefits to the income tax rate were partially offset by the impact of losses in certain jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable and the provision for state income taxes. For the three months ended September 30, 2014, there was a slight decrease in valuation allowances while for the nine months ended September 30, 2014 there was a modest increase in valuation allowances as a result of changes in profitability in various jurisdictions. Earnings in foreign jurisdictions, which are generally taxed at rates lower than the U.S. statutory rate, reduce the effective tax rate. This reduction is largely offset by providing for the cost of repatriating the majority of these earnings.

The effective income tax rate for the three and nine months ended September 30, 2014 was also affected by the asset impairment charges recorded during those periods for which no tax benefit was recognized. In addition, the gains in the three and nine months ended September 30, 2014 that resulted from the reduction in the estimated fair value of contingent consideration payable are not subject to tax.

Our effective income tax rate of 73.8% and 75.5% for the three and nine months ended September 30, 2013, respectively, reflected net increases in valuation allowances related to (1) foreign tax credit carryforwards that we determined were not likely to be realized, primarily due to an increase in future interest expense expected as a result of 2013 borrowings and (2) net operating loss carryforwards in certain foreign jurisdictions as a result of changes in profitability. In addition to the impact of the valuation allowances, the effective income tax rate for the three and nine months ended September 30, 2013 was also affected by goodwill impairment charges for which no tax benefit was recognized, losses in certain foreign jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable, tax costs associated with repatriation of foreign earnings and adjustments related to prior years’ tax returns in various jurisdictions.

We expect to continue to provide U.S. taxes on a substantial portion of our current year foreign earnings in anticipation that such earnings will be repatriated to the U.S.

Segment Results

	Three Months Ended
	September 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
			(dollars in millions)
Net sales by segment:
Wireless	$633.0	63.3%	$552.6	62.2%	$80.4	14.5%
Enterprise	218.0	21.8	212.2	23.9	5.8	2.7
Broadband	149.5	14.9	124.6	14.0	24.9	20.0
Inter-segment eliminations	(0.1)	(0.0)	(1.4)	(0.1)	1.3

Consolidated net sales	$1,000.4	100.0%	$888.0	100.0%	$112.4	12.7%

Operating income (loss) by segment:
Wireless	$113.8	18.0%	$90.3	16.3%	$23.5	26.0%
Enterprise	25.3	11.6	21.7	10.2	3.6	16.6
Broadband	11.9	8.0	(12.2)	(9.8)	24.1	NM

Consolidated operating income	$151.0	15.1%	$99.8	11.2%	$51.2	51.3%

Non-GAAP adjusted operating income by segment (1):
Wireless	$155.2	24.5%	$116.3	21.0%	$38.9	33.4%
Enterprise	44.5	20.4	42.2	19.9	2.3	5.5
Broadband	18.8	12.6	3.9	3.1	14.9	382.1

Non-GAAP consolidated adjusted operating income	$218.5	21.8%	$162.3	18.3%	$56.1	34.6%

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
			(dollars in millions)
Net sales by segment:
Wireless	$1,985.0	66.1%	$1,640.6	62.3%	$344.4	21.0%
Enterprise	638.0	21.3	622.7	23.6	15.3	2.5
Broadband	380.4	12.7	375.5	14.3	4.9	1.3
Inter-segment eliminations	(1.7)	(0.1)	(5.2)	(0.2)	3.5

Consolidated net sales	$3,001.7	100.0%	$2,633.6	100.0%	$368.1	14.0%

Operating income (loss) by segment:
Wireless	$420.3	21.2%	$246.0	15.0%	$174.3	70.9%
Enterprise	78.3	12.3	63.7	10.2	14.6	22.9
Broadband	2.6	0.7	(40.1)	(10.7)	42.7	NM

Consolidated operating income	$501.2	16.7%	$269.6	10.2%	$231.6	85.9%

Non-GAAP adjusted operating income by segment (1):
Wireless	$516.4	26.0%	$337.5	20.6%	$178.9	53.0%
Enterprise	124.1	19.5	122.8	19.7	1.3	1.1
Broadband	28.5	7.5	18.4	4.9	10.1	54.9

Non-GAAP consolidated adjusted operating income	$669.0	22.3%	$478.8	18.2%	$190.3	39.7%

(1)	See “Reconciliation of Non-GAAP Measures”. Note: Components may not sum to total due to rounding.

Wireless Segment

We provide merchant radio frequency (RF) wireless network connectivity solutions and small cell distributed antenna systems (DAS) solutions. Our solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy both macro cell sites and small cell DAS solutions to meet 2G, 3G and 4G cellular coverage and capacity requirements. Our macro cell site solutions can be found at wireless tower sites, rooftops and metrocells, and include base station and microwave antennas, hybrid fiber-feeder cables, coaxial cables, connectors, amplifiers, filters, poles, cabinets and turnkey services. Our small cell DAS solutions are composed of distributed antenna systems, RF repeaters, cable, connectors, splitters and antennas that allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as stadiums, transportation systems, commercial buildings, and urban areas.

Wireless segment net sales increased for the three months ended September 30, 2014 as compared to the comparable prior year period, as a result of higher sales in the APAC region, Europe and Canada. Wireless segment net sales for the nine months ended September 30, 2014 significantly increased in the U.S., Europe and the APAC region as compared to the comparable prior year period. The Alifabs acquisition provided incremental net sales to the Wireless segment of $9.6 million during both the three and nine months ended September 2014. These improvements in Wireless segment net sales for both the three and nine months ended September 30, 2014 were partially offset by lower sales in the Middle East and the CALA region. Foreign exchange rate changes had a positive impact of less than 1% on Wireless segment net sales for the three months ended September 30, 2104 and a negative impact of less than 1% on Wireless segment net sales for the nine months ended September 30, 2014 as compared to the same periods in 2013.

Wireless segment operating income and non-GAAP adjusted operating income increased substantially for the three and nine months ended September 30, 2014 as compared to the prior year periods primarily due to the higher level of net sales, with additional benefit from favorable mix of products sold and the benefit of cost reduction initiatives. During the three months ended September 30, 2014, we recorded a goodwill impairment charge in the Wireless segment primarily as a result of lower projected future operating results for the Microwave Antenna Group reporting unit than those used in the 2013 annual impairment test.

While our sales to wireless operators can be volatile, we expect longer term demand for our Wireless products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services (including 4G deployments) in developed markets. Uncertainty in the global economy or a particular region or consolidation among wireless operators may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales.

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

Enterprise segment net sales were higher for the three and nine months ended September 30, 2014 compared to the prior year period as higher net sales in the U.S. and APAC region were offset by lower net sales in most other major geographic regions. Foreign exchange rate changes had a negative impact of less than 1% for the three and nine months ended September 30, 2014 as compared to the comparable 2013 periods.

Enterprise segment operating income and non-GAAP adjusted operating income increased for the three and nine months ended September 30, 2014 as compared to the prior year periods. Operating income for the three and nine months ended September 30, 2014 reflected a benefit of $0.7 million and $12.7 million, respectively, related to the adjustment of the estimated fair value of contingent consideration payable from the Redwood acquisition. The positive impact of this adjustment to contingent consideration payable was excluded from the calculation of adjusted operating income.

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

Broadband segment net sales were higher for the three and nine months ended September 30, 2014 as compared to the comparable prior year periods as higher net sales in the U.S. were partially offset by lower net sales in most other major geographic regions. Foreign exchange rate changes had a negligible impact on Broadband segment net sales for the three months ended September 30, 2014 and a negative impact of less than 1% on Broadband segment net sales for the nine months ended September 30, 2014 as compared to the prior year periods.

Broadband segment operating income and non-GAAP adjusted operating income increased for the three and nine months ended September 30, 2014 compared to the prior year periods. The Broadband segment recorded operating losses in the three and nine months ended September 30, 2013 primarily as a result of goodwill impairment charges. During the nine months ended September 30, 2014, we recorded an impairment charge in the Broadband segment related to certain intangible assets that we have determined are no longer recoverable. Broadband segment non-GAAP adjusted operating income for the three and nine months ended September 30, 2014 improved primarily as a result of higher net sales and the benefit of cost reduction initiatives.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	September 30, 2014	December 31, 2013	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$616.4	$346.3	$270.1	78.0%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	682.5	523.2	159.3	30.4
Availability under revolving credit facility	370.6	308.7	61.9	20.1
Long-term debt, including current portion	2,709.3	2,514.6	194.7	7.7
Total capitalization (2)	4,001.5	3,602.6	398.9	11.1
Long-term debt, including current portion, as a percentage of total capitalization	67.7%	69.8%

(1)	Working capital consists of current assets of $1,860.8 million less current liabilities of $570.8 million as of September 30, 2014. Working capital consists of current assets of $1,453.4 million less current liabilities of $593.4 million as of December 31, 2013.
(2)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

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

The increase in cash and cash equivalents during the first nine months of 2014 was primarily driven by strong operating performance and the issuance of $1.3 billion of new senior notes that was partially offset by the redemption of the $1.1 billion outstanding amount of the 8.25% senior notes and the payment of a redemption premium of $93.9 million. The increase in working capital, excluding cash and cash equivalents and current portion of long-term debt, is primarily due to the increase in the level of accounts receivable resulting from higher net sales and higher inventory levels. The increase in long-term debt was primarily the result of issuance of the new senior notes partially offset by the redemption of the 8.25% senior notes. Total capitalization as of September 30, 2014 reflects the increase in long-term debt and current year earnings.

Cash Flow Overview

	Nine Months Ended September 30,
	2014	2013	Dollar Change
	(dollars in millions)
Net cash generated by operating activities	$161.6	$151.3	$10.3
Net cash used in investing activities	$(69.4)	$(79.4)	$10.0
Net cash generated by (used in) financing activities	$190.9	$(21.4)	$212.3

Operating Activities

During the nine months ended September 30, 2014, we generated $161.6 million of cash through operating activities compared to $151.3 million during the nine months ended September 30, 2013. Cash flow from operations during the nine months ended September 30, 2014 increased from the comparable prior year period primarily due to increased operating income, partially offset by increased working capital requirements. In addition to the increase in working capital, cash flow from operations for the nine months ended September 30, 2014 also reflected the payment of a $93.9 million premium related to redeeming the 8.25% senior notes.

Investing Activities

Investment in property, plant and equipment during the nine months ended September 30, 2014 was $24.9 million and primarily related to supporting improvements to manufacturing operations as well as investments in information technology (including software developed for internal use). We currently expect total capital expenditures of $32 million to $37 million in 2014.

During the nine months ended September 30, 2014, we paid $45.0 million, net of cash acquired, in connection with the Alifabs acquisition and received $4.7 million related to the final determination of the iTRACS purchase price. Also during the nine months ended September 30, 2014, we paid $15.0 million for the purchase of a non-controlling interest in a company developing high-speed transceivers and photonic integrated circuit products. In addition, we received proceeds of $9.2 million related to the sale of 0.6 million shares of our investment in Hydrogenics Corporation.

During the nine months ended September 30, 2013, we paid $55.8 million in connection with the acquisitions of iTRACS and Redwood and made the final payment due for the acquisition of Argus Technologies.

Financing Activities

During the nine months ended September 30, 2014, we issued $1.3 billion of new senior notes at a weighted average interest rate of 5.25%. Proceeds from the new senior notes were used to redeem the entire $1.1 billion of outstanding 8.25% senior notes. In connection with issuing the new senior notes, we paid financing costs of approximately $23.3 million during the nine months ended September 30, 2014.

Also during the nine months ended September 30, 2014, we borrowed and repaid $15.0 million under our revolving credit facility and repaid $6.6 million of our senior secured term loans. As of September 30, 2014, we had no outstanding borrowings under our $400.0 million revolving credit facility and the remaining availability was approximately $370.6 million, reflecting a borrowing base of $400.0 million reduced by $29.4 million of letters of credit issued under the revolving credit facility.

During the nine months ended September 30, 2013, we issued $550.0 million of senior PIK toggle notes and amended our senior secured term loan facility, primarily to lower the interest rate. The amendment resulted in the repayment of $32.0 million to certain lenders who exited the senior secured term loan and the receipt of $32.0 million in proceeds from new lenders and existing lenders who increased their positions. Also during the nine months ended September 30, 2013, we paid cash dividends of $538.7 million to common shareholders and made distributions to certain option holders of $11.3 million in lieu of repricing their stock options due to the dividend. We borrowed and repaid $165.0 million under our revolving credit facility and repaid $7.5 million of our senior secured term loan during the nine months ended September 30, 2013.

Future Cash Needs

We expect that our primary future cash needs will be debt service, funding working capital requirements (including operating leases), capital expenditures, funding acquisitions, paying certain restructuring costs, tax payments (including the cost of repatriation), and funding pension and other postretirement benefit obligations. We paid $22.1 million of restructuring costs during the nine months ended September 30, 2014 and expect to pay an additional $6 million to $8 million by 2015 related to restructuring actions that have been initiated. Any future restructuring actions would likely require additional cash expenditures and such requirements may be material. As of September 30, 2014, we have an unfunded obligation related to pension and other postretirement benefits of $13.8 million. We made contributions of $24.8 million to our pension and other postretirement benefit plans during the nine months ended September 30, 2014 and currently expect to make additional contributions of $1.0 million during the balance of 2014. Contributions made during the nine months ended September 30, 2014 include those required to comply with an agreement with the Pension Benefit Guaranty Corporation. We expect that our noncurrent employee benefit liabilities will be funded from existing cash balances and cash flow from future operations.

While the likelihood is considered remote, we may be required to pay up to an additional $49.0 million of consideration and retention payments in 2015 related to the 2013 acquisition of Redwood if certain net sales targets are met. We may pursue additional strategic acquisition opportunities, which may impact our future cash requirements.

We expect to make the interest payment due in December 2014 on the senior PIK toggle notes in cash during 2014. We may also voluntarily repay existing debt or repurchase our new senior notes or our senior PIK toggle notes, if market conditions are favorable and the applicable indenture permits such repayment or repurchase.

Although there are no financial maintenance covenants under the terms of our new senior notes or senior PIK toggle notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to Adjusted EBITDA as presented in this Quarterly Report on Form 10-Q (see Reconciliation of Non-GAAP Measures), which also give pro forma effect to certain events, including acquisitions, synergies and cost savings initiatives. For the twelve months ended September 30, 2014, our pro forma adjusted EBITDA, as measured pursuant to indentures governing our notes, was $887.2 million, which included the impact of cost reduction initiatives and acquisitions ($26.9 million) so that the impact of the initiatives and acquisitions are fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at September 30, 2014.

As of September 30, 2014, approximately 51% of our cash and cash equivalents was held outside the United States. Income taxes have been provided on foreign earnings such that there would be no significant tax cost to repatriate substantially all of this cash. The cash tax requirements to repatriate existing funds may vary from year to year.

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

CONTRACTUAL OBLIGATIONS

In May 2014, we issued $650.0 million of 5.00% Senior Notes due June 15, 2021 and $650.0 million of 5.50% Senior Notes due June 15, 2024, and used substantially all of the net proceeds to redeem the entire outstanding amount of our 8.25% senior notes. The following table summarizes our contractual obligations as of September 30, 2014:

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Remainder of 2014	2015-2016	2017-2018	Thereafter
	(in millions)
Long-term debt, including current maturities (a)	$2,716.7	$2.3	$17.8	$846.6	$1,850.0
Interest on long-term debt (a)(b)	879.6	61.8	261.5	226.9	329.4
Operating leases	86.0	6.7	37.5	22.3	19.5
Purchase obligations (c)	17.0	15.6	1.4	—	—
Pension and other postretirement benefit liabilities (d)	35.0	1.0	17.3	5.9	10.8
Restructuring costs	7.3	4.6	2.7	—	—
Redwood acquisition payments (e)	—	—	—	—	—
Unrecognized tax benefits (f)	—	—	—	—	—

Total contractual obligations	$3,741.6	$92.0	$338.2	$1,101.7	$2,209.7

(a)	No prepayment or redemption of any of our long-term debt balances has been assumed. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements included in our Form 10-Q and Note 6 in the Notes to Consolidated Financial Statements included in our 2013 Annual Report for information regarding the terms of our long-term debt agreements.
(b)	Reflects cash interest on long-term debt. Interest on variable rate debt is estimated based upon rates in effect as of September 30, 2014.
(c)	Purchase obligations include minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.
(d)	Amounts reflect expected contributions related to payments under the other postretirement benefit plans through 2022 and expected pension contributions of $0.2 million during the remainder of 2014 and $10.4 million in 2015-2016 (see Note 10 in the Notes to Consolidated Financial Statements included in our 2013 Annual Report).
(e)	Additional payments of up to $49.0 million related to the acquisition of Redwood could be due in 2015 if net sales of Redwood products reach various levels of up to $55.0 million over various periods through July 31, 2015.
(f)	Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $58.1 million has been excluded from the presentation. We do not anticipate a material reduction of unrecognized tax benefits during the remainder of 2014 (see Note 11 in the Notes to Consolidated Financial Statements included in our 2013 Annual Report).

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

We also believe presenting results for the twelve months ended September 30, 2014 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the nine months ended September 30, 2013 from the data for the year ended December 31, 2013 and then adding the data for the nine months ended September 30, 2014.

Consolidated

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2014	2013	2014	2013	2014
	(dollars in millions)
Operating income	$151.0	$99.8	$501.2	$269.6	$561.4
Adjustments:
Amortization of purchased intangible assets	44.8	44.0	133.4	130.9	177.4
Restructuring costs, net	7.4	4.9	11.7	16.4	17.3
Equity-based compensation	5.6	3.6	15.7	12.7	19.2
Asset impairments	7.0	7.3	14.2	41.8	18.0
Transaction costs (a)	2.7	1.1	4.6	5.4	26.5
Purchase accounting adjustments (b)	—	1.6	(11.9)	2.0	(11.4)
Other	—	—	—	—	2.1

Non-GAAP adjusted operating income	$218.5	$162.3	$669.0	$478.8	$810.4
Depreciation	12.4	14.0	36.2	41.4	49.9

Non-GAAP adjusted EBITDA	$230.9	$176.4	$705.2	$520.2	$860.3

(a)	Reflects transaction costs related to potential and consummated acquisitions as well as transaction costs related to secondary stock offerings. The three and nine months ended September 30, 2013 reflects the annual management fee paid to Carlyle. The twelve months ended September 30, 2014 reflects the management fee paid to Carlyle for the fourth quarter of 2013 as well as the $20.2 million fee paid to terminate the management agreement with Carlyle.
(b)	Reflects non-cash charges resulting from purchase accounting adjustments. The three, nine and twelve months ended September 30, 2014 also reflect adjustments of $0.7 million, $12.7 million and $12.7 million, respectively, for the reduction in the estimated fair value of contingent consideration payable related to the Redwood acquisition.

Wireless Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in millions)
Operating income	$113.8	$90.3	26.0%	$420.3	$246.0	70.9%
Adjustments:
Amortization of purchased intangible assets	23.2	22.0	5.5	68.1	66.1	3.0
Restructuring costs, net	5.9	1.4	321.4	8.7	9.9	(12.1)
Equity-based compensation	3.1	1.9	63.2	8.8	6.8	29.4
Asset impairments	7.0	—	—	7.0	5.6	25.0
Transaction costs	1.7	0.7	142.9	2.9	3.1	(6.5)
Purchase accounting adjustments	0.6	—	—	0.6	—	—

Non-GAAP adjusted operating income	$155.2	$116.3	33.4%	$516.4	$337.5	53.0%

Enterprise Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in millions)
Operating income	$25.3	$21.7	16.6%	$78.3	$63.7	22.9%
Adjustments:
Amortization of purchased intangible assets	17.3	17.4	(0.6)	52.1	51.0	2.2
Restructuring costs, net	—	0.1	(100.0)	0.1	0.5	(80.0)
Equity-based compensation	1.8	1.2	50.0	5.0	4.1	22.0
Transaction costs	0.7	0.2	250.0	1.2	1.5	(20.0)
Purchase accounting adjustments	(0.6)	1.6	NM	(12.5)	2.0	NM

Non-GAAP adjusted operating income	$44.5	$42.1	5.7%	$124.1	$122.8	1.1%

Broadband Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in millions)
Operating income (loss)	$11.9	$(12.2)	NM	$2.6	$(40.1)	NM
Adjustments:
Amortization of purchased intangible assets	4.3	4.6	(6.5)%	13.2	13.8	(4.3)%
Restructuring costs, net	1.6	3.5	(54.3)	2.9	6.0	(51.7)
Equity-based compensation	0.7	0.5	40.0	2.0	1.8	11.1
Asset impairments	—	7.3	(100.0)	7.2	36.2	(80.1)
Transaction costs	0.3	0.2	50.0	0.6	0.8	(25.0)

Non-GAAP adjusted operating income	$18.8	$3.9	382.1%	$28.5	$18.4	54.9%

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

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our dependence on customers’ capital spending on communication systems; concentration of sales among a limited number of customers or distributors; changes in technology; our ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; industry competition and the ability to retain customers through product innovation, introduction and marketing; risks associated with our sales through channel partners; possible production disruptions due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; the risk our global manufacturing operations suffer production or shipping delays causing difficulty in meeting customer demands; the risk that internal production capacity and that of contract manufacturers may be insufficient to meet customer demand or quality standards for our products; customer orders, including those for which we have ordered or purchased inputs, may be cancelled; our ability to maintain effective information management systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches or computer viruses; product performance issues and associated warranty claims; significant international operations and the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; political and economic instability, both in the U.S. and internationally; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities, including delays or challenges related to removing, transporting or reinstalling equipment, that may affect our ability to meet customer demands for products; possible future restructuring actions; possible future impairment charges for fixed or intangible assets, including goodwill; increased obligations under employee benefit plans; cost of protecting or defending intellectual property; changes in laws or regulations affecting us or the industries we serve; costs and challenges of compliance with domestic and foreign environmental laws and the effects of climate change; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers; our ability to attract and retain qualified key employees; allegations of health risks from wireless equipment; availability and adequacy of insurance; natural or man-made disasters or other disruptions; income tax rate variability and ability to recover amounts recorded as value-added tax receivables; labor unrest; risks of not realizing benefits from research and development projects; our ability to comply with new regulations related to conflict minerals; risks associated with the seasonality of our business; substantial indebtedness and maintaining compliance with debt covenants; our ability to incur additional indebtedness; ability of our lenders to fund borrowings under their credit commitments; changes in capital availability or costs, such as changes in interest rates, security ratings and market perceptions of the businesses in which we operate, or the ability to obtain capital on commercially reasonable terms or at all; continued global economic weakness and uncertainties and disruption in the capital, credit and commodities markets; any statements of belief and any statements of assumptions underlying any of the foregoing; and other factors beyond our control. These and other factors are discussed in greater detail in our 2013 Annual Report on Form 10-K. The information contained in this Quarterly Report on Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COMMSCOPE HOLDING COMPANY, INC.

October 30, 2014	/s/ Mark A. Olson
Date	Mark A. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)