Form 10-K
period 2014-12-31
CommScope Holding Company, Inc.
filed 2015-02-20
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $1,922 million as of June 30, 2014 (based on the $23.13 closing price on the Nasdaq on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded.

As of February 9, 2015 there were 188,193,838 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

(i)

PART I

Unless the context otherwise requires, references to “CommScope Holding Company, Inc.,” “CommScope,” “we,” “us,” or “our” are to CommScope Holding Company, Inc. and its direct and indirect subsidiaries on a consolidated basis.

This Annual Report on Form 10-K includes forward-looking statements that are identified by the use of certain terms and phrases including but not limited to “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “anticipate,” “should,” “could,” “designed to,” “foreseeable future,” “believe,” “confident,” “think,” “scheduled,” “outlook,” “guidance” and similar expressions. This list of indicative terms and phrases is not intended to be all-inclusive. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Item 1A, “Risk Factors”, of this Annual Report on Form 10-K sets forth more detailed information about the factors that may cause our actual results to differ, perhaps materially, from the views stated in such forward-looking statements. We are not undertaking any duty or obligation to update any forward-looking statements to reflect developments or information obtained after the date of this Annual Report on Form 10-K, except to the extent required by law.

ITEM 1.	BUSINESS

Company Overview

We are a leading global provider of connectivity and essential infrastructure solutions for wireless, business enterprise and residential broadband networks. We help companies around the world design, build and manage their wired and wireless networks by providing critical radio frequency (RF) solutions, intelligent connectivity and cabling platforms, data center and intelligent building infrastructure and broadband access solutions. Demand for our offerings is driven by the rapid growth of data traffic and need for bandwidth from the continued adoption of smartphones, tablets, machine-to-machine communication and the proliferation of data centers, Big Data, cloud-based services and streaming media content. Our solutions are built upon innovative RF technology, service capabilities, technological expertise and intellectual property, including approximately 2,700 patents and patent applications worldwide. We have a team of approximately 13,000 people to serve our customers in over 100 countries through a network of more than 20 world-class manufacturing and distribution facilities strategically located around the globe. Our customers include substantially all of the leading global wireless operators as well as thousands of enterprise customers, including many Fortune 500 enterprises, and leading multi-system operators (MSOs). We have long-standing, direct relationships with our customers and serve them through a sales force consisting of more than 600 employees and a global network of channel partners. Our offerings for wired and wireless networks enable delivery of high-bandwidth data, video and voice applications. To drive incremental revenue and profit, wireless operators and enterprises around the world are utilizing our solutions to increase bandwidth; manage existing capacity; improve network performance and availability; increase energy efficiency; and simplify technology migration.

CommScope Holding Company, Inc. was incorporated in Delaware on October 22, 2010.

In January 2011, funds affiliated with The Carlyle Group (Carlyle) completed the acquisition of CommScope, Inc., our predecessor. Under the terms of the acquisition, CommScope, Inc. became a wholly-owned subsidiary of CommScope Holding Company, Inc. As of December 31, 2014, Carlyle owned approximately 54% of our outstanding common stock.

For the year ended December 31, 2014, our revenues were $3.83 billion and our net income was $236.8 million. For further discussion of our current and prior year financial results, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The table below summarizes our offerings, global leadership positions and 2014 revenue:

(1)	Excludes inter-segment eliminations.

Industry Background

We participate in the large and growing global market for connectivity and essential communications infrastructure. This market is being driven by the growth in bandwidth demand associated with the continued adoption of smartphones, tablets, machine-to-machine communication and the proliferation of data centers, Big Data, cloud-based services and streaming media content. Wireless operators are deploying 4G networks and next-generation network solutions to monetize the dramatic growth in bandwidth demand. As users consume more data on smartphones, tablets and computers, enterprises are faced with a growing need for higher bandwidth networks, in-building cellular coverage and more robust, efficient and intelligent data centers. MSOs are investing in their networks to deliver a competitive triple-play of services (voice, video and high-speed data) and to maintain service quality.

Carrier Investments in 4G Wireless Infrastructure

4G was developed to handle wireless data more efficiently and allows for faster, more reliable and more secure mobile service than 2G and 3G networks. The faster data rate and lower latency capabilities of 4G LTE networks enable a rich mobile computing experience for users. LTE networks are more efficient and cost effective for wireless operators, in part, because LTE networks improve spectral efficiency, allowing for greater throughput of data in a fixed amount of spectrum.

Wireless operators have been deploying LTE globally and are making the necessary wireless infrastructure investments to accommodate the growing demand for next-generation mobile communication services. LTE investment is expected to be deployed in several phases globally and the deployment is expected to last for several years. North American wireless operators have made a large LTE investment in building their initial LTE coverage. As a result of significant LTE investments, merger and acquisition (M&A) activity and the significant costs associated with spectrum auctions, we expect investments by North American wireless operators to slow in 2015 as compared to 2014. Many wireless operators in Europe, Asia and Latin America are expected to continue or increase their LTE investment cycle.

As wireless operators deploy LTE, they must manage an increasingly complex, increasingly RF sensitive network. As a result, we believe wireless operator 4G coverage and capacity investments will drive demand for our comprehensive offerings.

Small Cell Distributed Antenna Systems Enhance and Expand Wireless Coverage and Capacity

The traditional macro cell network requires mobile users to connect directly to macro cell base stations. Macro cells are primarily designed to provide coverage over wide areas and typically transmit powerful signals; however, they have high site acquisition costs and operating expenses. Additionally, they are not optimal for dense urban areas where physical structures often create coverage gaps and capacity is frequently constrained. Adding new macro cells or increasing the number of sectors on existing sites has been the traditional way to increase mobile capacity and will continue to be an important portion of the network. As capacity needs grow geometrically, however, new solutions are required for more densely populated areas. What is emerging as a very important portion of the network is a metro cell and an indoor network layer. Metro cells are smaller cell sites, located closer to the ground than a traditional macro cell site. They are located on street furniture such as existing street poles in urban areas. Finally there are small cell DAS solutions that address the capacity and speed requirements from an indoor perspective. These systems not only provide coverage and capacity to the indoor environment, but also, by reducing the load from the macro and metro layers, improve the network as a whole.

Wireless operators view in-building coverage as a critical component of their network deployment strategies. Key challenges for wireless operators in providing in-building cellular coverage are signal loss while penetrating building structures and interference created by mobile devices while connected to macro cell sites from inside a building. In-building DAS solutions bring the antenna significantly closer to the user, which results in better coverage and reduced interference. Additionally, in-building DAS provides field-proven, seamless signal handover for a user between indoor and outdoor zones that can support multi-operator, multi-frequency and multi-protocol (2G, 3G, 4G) applications, making it the most effective small cell solution. The benefits of small cell technologies have become increasingly important with the trend towards BYOD (bring your own device) in the enterprise market.

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

Growth in Data Center Spending

Organizations are increasingly utilizing data centers to provide products and services to individuals and businesses. Data center investment is driven by the increase in demand for computing power and improved network performance, which is greatest for large enterprise data centers and cloud service providers. We expect there to be growing demand for scalable, flexible data center solutions.

An increase in average data center size and the number of assets in a data center significantly raises the total cost of ownership and the complexity of managing data center infrastructure. Data center operators strive to manage their resources efficiently and to reduce energy consumption by monitoring all elements within the data center. Data center infrastructure management (DCIM) software helps operators improve operational efficiency, maximize capability and reduce costs by providing clear insight into cooling capacity, power usage, utilization, applications and overall performance.

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

Strategy

In January 2015, we announced that we agreed to acquire TE Connectivity’s Telecom, Enterprise and Wireless business in an all-cash transaction valued at approximately $3.0 billion. This business provides fiber optic connectivity for wireline and wireless networks and generated annual revenues of approximately $1.9 billion in its fiscal year ended September 26, 2014. The transaction is expected to accelerate our strategy to drive profitable growth by entering into attractive adjacent markets and to broaden our position as a leading communications infrastructure provider. In addition, we will have greater geographic and business diversity following the completion of the transaction. We believe the combination of this businesses with ours places us at the core of key secular growth trends in the markets we serve. It is our strategy to capitalize on these opportunities and to:

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

Net revenues are distributed among the three segments as follows:

	Year Ended December 31,
	2014	2013	2012
Wireless	64.5%	62.5%	57.7%
Enterprise	22.2	23.7	25.5
Broadband	13.3	13.8	16.8

Total	100.0%	100.0%	100.0%

Wireless

We are the global leader in providing merchant RF wireless network connectivity solutions and small cell DAS solutions to enable carriers’ 2G, 3G and 4G networks. Our solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy both macro cell sites and small cell DAS solutions to meet coverage and capacity requirements. We focus on all aspects of the Radio Access Network (RAN) from the macro and metro layers, to the indoor segment.

Our macro cell site solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors, amplifiers, filters and backup power solutions. Our metro cell solutions can be found outdoors on street poles and on other urban structures and include RF delivery, equipment housing and concealment. These fully integrated outdoor systems consist of specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment. Our small cell DAS solutions are primarily comprised of distributed antenna systems that allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems.

Our macro cell site, metro cell site and small cell DAS solutions establish us as a global leader in RF infrastructure solutions for wireless operators and original equipment manufacturers (OEMs). We provide a one-stop source for managing the technology lifecycle of a wireless network, including complete physical layer infrastructure solutions for 2G, 3G and 4G. Our comprehensive solutions include products for every major wireless protocol and allow wireless operators to operate across multiple frequency bands, reduce cost, achieve faster data rates and accelerate migration to the latest wireless technologies. Our wireless solutions are built using a modular approach, which has allowed us to leverage our core technology across generations of networks and mitigate technology risk. We provide a complete portfolio of RF infrastructure, and we are recognized for our leading technologies, comprehensive product portfolio and global scale.

To expand our Wireless segment offerings, we acquired two businesses of United Kingdom-based Alifabs Group (Alifabs) during 2014. Alifabs designs and supplies metro cell enclosures, monopoles, smaller streetworks towers and tower solutions for the United Kingdom telecommunications, utility and energy markets. We plan to leverage our sales and distribution networks to expand the services and solutions offering for Alifabs’ products across Europe.

Enterprise

We are the global leader in enterprise connectivity solutions for data centers and commercial buildings, comprised of voice, video, data and converged solutions that support mission-critical, high-bandwidth applications, including storage area networks, streaming media, data backhaul, cloud applications and grid computing. These comprehensive solutions, sold primarily under the SYSTIMAX and Uniprise brands, include optical fiber and twisted pair structured cable solutions, intelligent infrastructure software, network rack and cabinet enclosures, modular data centers, intelligent building sensors, advanced LED lighting control systems and network design services.

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

We complemented our leading physical layer offerings through business acquisitions during 2013. The addition of iTRACS Corporation (iTRACS), a leading provider of DCIM software, with unique network intelligence capabilities complements our data center offerings. We also acquired Redwood Systems, Inc. (Redwood), a provider of advanced LED lighting control and high-density sensor solutions, which complements our in-building cellular and intelligent building solutions.

We maintain a leading global market position in enterprise connectivity and network intelligence for data center and commercial buildings due to our differentiated technology, long-standing relationships with customers and channel partners, strong brand recognition, premium product features and the performance and reliability of our solutions. We also believe our global Enterprise sales channel and industry-leading small cell DAS solutions uniquely position us to address the wireless operator and business owner’s desire for ubiquitous in-building cellular coverage.

Broadband

We are a global leader in providing cable and communications products that support the multichannel video, voice and high-speed data services provided by MSOs. We believe we are the leading global manufacturer of coaxial cable for hybrid fiber-coaxial (HFC) networks and a leading supplier of fiber optic cable for North American MSOs.

The Broadband segment is our most mature business, and we expect demand for Broadband products to continue to be influenced by the ongoing maintenance requirements of cable networks, competition between cable providers and wireless operators and the challenged residential construction market activity in North America. We are focused on improving the profitability and efficiency of this segment through improving utilization of our factories, rationalizing our product portfolio and other cost reduction initiatives.

Products

Solutions Offering	Description

Cell site solutions
Our cell site solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors, power amplifiers, filters and backup power solutions.

Metro cell concealment solutions

Our metro cell solutions include RF delivery, equipment housing and concealment. The fully integrated outdoor systems include specialized antennas, filters/combiners, intra-system cabling and power distribution in a minimalistic, concealment form factor. These solutions facilitate site acquisition and improve RF network performance in the metro area while minimizing interference with the macro layer. Furthermore they expedite construction and enable faster zoning approvals.

Small cell DAS solutions

Our small cell DAS solutions are primarily comprised of distributed antenna systems that allow wireless operators to increase spectral efficiency, thereby extending and enhancing cellular coverage and capacity in challenging network conditions such as urban areas, commercial buildings, stadiums and transportation systems.

Intelligent enterprise infrastructure solutions

Our Enterprise solutions, sold primarily under the SYSTIMAX and Uniprise brands, include optical fiber and twisted pair structured cable solutions, intelligent infrastructure software, network rack and cabinet enclosures, intelligent building sensors, advanced LED lighting control systems and network design services.

Data Center solutions
We have complemented our leading physical layer solution offerings with the introduction of modular data centers (Data Center on Demand) and the addition of iTRACS, a leading provider of DCIM software, which provides unique network intelligence capabilities.

Broadband MSO solutions
We provide a broad portfolio of cable solutions including fiber-to-the- home equipment and headend solutions for MSOs.

Manufacturing and Distribution

We develop, design, fabricate, manufacture and assemble many of our products and solutions in-house at our facilities located around the world. We have strategically located our manufacturing and distribution facilities to provide superior service levels to customers. We have utilized lower cost geographies for high labor content products while investing in largely automated plants in higher cost regions close to customers. Currently, more than half of our manufacturing employees are located in lower-cost geographies such as China, the Czech Republic, India and Mexico. We continually evaluate and adjust operations to improve service, lower cost and improve the return on our capital investments. In addition, we utilize contract manufacturers for many of our product groups, including certain cabinets, power amplifiers and filter products. We believe that we have enough production capacity in place today to support current business levels and expected growth with modest capital investments.

Research and Development

Research and development is important to preserve our position as a market leader and to provide the most technologically advanced solutions in the marketplace. We have invested more than $120 million in research and development in each of the last three years. Our major research and development activities relate to ensuring our wireless products can meet our customers’ changing needs and to developing new enterprise structured-cabling solutions as well as improved functionality and more cost-effective designs for cables and apparatus. Many of our professionals maintain a presence in standards-setting organizations which helps ensure that our products can be formulated to achieve broad market acceptance.

Customers

Our customers include substantially all of the leading global wireless operators as well as thousands of enterprise customers, including many Fortune 500 enterprises, and leading cable television providers or MSOs, which we serve both directly and indirectly. Major customers and distributors include companies such as Anixter International Inc., AT&T Inc., Verizon Communications Inc., Comcast Corporation, T-Mobile US, Inc., Graybar Electric Company Inc., Ericsson Inc., Alcatel-Lucent SA, Ooredoo and Huawei Technologies Co., Ltd. We support our global sales organization with regional service centers in locations around the world.

Products from our Wireless segment are primarily sold directly to wireless operators, to OEMs that sell equipment to wireless operators or to other service providers that deploy elements of wireless networks at the direction of wireless operators. Our customer service and engineering groups maintain close working relationships with these customers due to the significant amount of design and customization associated with some of these products. Direct sales to our top three Wireless segment customers represented 19% of our consolidated net sales for the year ended December 31, 2014 and 18% of our consolidated net sales for the year ended December 31, 2013. Sales to our top three OEM customers represented 8% and 9% of our consolidated net sales for the years ended December 31, 2014 and 2013, respectively. No direct Wireless segment customer accounted for 10% or more of our consolidated net sales for the years ended December 31, 2014 or 2013.

The Enterprise segment has a dedicated sales team that generates customer demand for our solutions, which are sold to thousands of end customers primarily through independent distributors, system integrators and value-added resellers. Direct and indirect sales of Enterprise products to our top three Enterprise segment customers, all of whom are distributors, represented 15% of our consolidated net sales for the year ended December 31, 2014 and 16% of our consolidated net sales for the year ended December 31, 2013. Net sales to our largest distributor, Anixter International Inc. and its affiliates (Anixter), accounted for 11% and 12% of our consolidated net sales for the years ended December 31, 2014 and December 31, 2013, respectively.

Broadband segment products are primarily sold directly to cable television system operators. Although we sell to a wide variety of customers dispersed across many different geographic areas, sales to our three largest domestic broadband customers represented 6% of our consolidated net sales for the year ended December 31, 2014 and 5% of our consolidated net sales for the year ended December 31, 2013.

We generally have no minimum purchase commitments with any of our distributors, system integrators, value-added resellers, wireless operators or OEM customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. While we maintain long-term relationships with these parties and have not historically lost key customers, we have experienced variability in the level of purchases by our key customers, and any significant reduction in sales to these customers, including as a result of the inability or unwillingness of these customers to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of and payment for our products, could materially and adversely affect our business, results of operations, financial condition and cash flows. See Part I, Item 1A, “Risk Factors”.

We employ a global manufacturing and distribution strategy to control production costs and improve service to customers. We support our international sales efforts with sales representatives based in Europe, Latin America, Asia and other regions throughout the world. Our net sales from international operations were $1.7 billion for the year ended December 31, 2014 and $1.6 billion for each of the years ended December 31, 2013 and 2012.

Patents and Trademarks

We pursue an active policy of seeking intellectual property protection, namely patents and registered trademarks, for new products and designs. On a worldwide basis, we held approximately 2,700 patents and patent applications and over 1,300 registered trademarks and trademark applications as of December 31, 2014. We consider our patents and trademarks to be valuable assets, and while no single patent is material to our operations as a whole, we believe the CommScope, Andrew, Uniprise and SYSTIMAX trade names and related trademarks are critical assets to our business. We intend to rely on our intellectual property rights, including our proprietary knowledge, trade secrets and continuing technological innovation, to develop and maintain our competitive position. We will continue to protect certain key intellectual property rights.

Backlog and Seasonality

At December 31, 2014 and December 31, 2013, we had an order backlog of $479 million and $592 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Our backlog includes only orders that are believed to be firm. In some cases, unfilled orders may be canceled prior to shipment of goods, but cancellations historically have not been material. However, our current order backlog may not be indicative of future demand.

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

Competition

The market for our products is highly competitive and subject to rapid technological change. We encounter significant domestic and international competition across all segments of our business. Our competitors include large, diversified companies – some of whom have substantially more assets and greater financial resources than we do – as well as small to medium-sized companies. We also face competition from less diversified companies that have concentrated their efforts in one or more areas of the markets we serve. Our competitors include Amphenol Corporation, Belden Inc., Berk-Tek (a company of Nexans S.A.), Comba Telecom Systems Holding Ltd., Corning Incorporated, Emerson Electric Co., Ericsson Inc., Huawei Technologies Co., Ltd., JMA Wireless, KATHREIN-Werke KG, Nokia, Panduit Corp., RFS (a division of Alcatel-Lucent SA), SOLiD Technologies, SpiderCloud Wireless, Inc. and TE Connectivity Ltd. We compete primarily on the basis of delivery solutions, product specifications, quality, price, customer service and delivery time. We believe that we differentiate ourselves in many of our markets based on our market leadership, global sales channels, manufacturing, intellectual property, strong reputation with our customer base, the scope of our product offering, the quality and performance of our solutions and our service and technical support.

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

Global Scale and Manufacturing Footprint

Our global manufacturing footprint and 600-person sales force give us significant scale within our addressable markets. We believe our scale and stability make us an attractive strategic partner to our large global customers, and we have been repeatedly recognized by several of our key customers for these attributes. In addition, our ability to leverage our core competencies across our business coupled with our successful track record of operational efficiencies has allowed us to improve our margins and cash flows while continuing to invest in R&D and acquisitions targeting new products and new markets.

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

Differentiated Solutions Supported by Ongoing Innovation and Significant Proprietary IP

Our integrated solutions for wireless, enterprise and broadband networks are differentiated in the marketplace and are a significant global competitive advantage. We have invested more than $120 million in research and development in each of the last three years. We have also added IP and innovation through acquisitions, such as Argus Technologies (Argus), which enhanced our next-generation base station antenna technology, iTRACS, Redwood and Alifabs. Our ongoing innovation, supported by proprietary IP and technology know-how, has allowed us to sustain this competitive advantage.

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

•	Strong design capabilities and technology know-how. We have a long tradition of developing highly engineered connectivity solutions, demonstrating superior performance across various generations of networks. Our ongoing focus on engineering innovation has enabled us to create high quality products that are reliable, have a desirable form factor and enable our customers to optimize the performance, flexibility, installation time, energy consumption and space requirements of their network deployments.

•	Significant proprietary IP. Our proven record of innovation and decades of experience creating market-leading technology products are evidenced by our approximately 2,700 patents and patent applications, as well as our over 1,300 registered trademarks and trademark applications, worldwide. Our significant proprietary IP, when combined with our deep engineering expertise, allows us to create industry defining solutions for customers around the world.

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

Proven Management Team with Record of Operational Excellence and Successful M&A Integration

We have a strong track record of organically growing market share, establishing leadership positions in new markets, managing cash flows, delivering profitable growth across multiple economic cycles and integrating large and small acquisitions. Our senior management team has an average of more than 20 years of experience in connectivity solutions for the communications infrastructure industry.

We have a history of strong operating cash flow and have generated approximately $1.2 billion in aggregate in operating cash flow over the last five fiscal years. Our strong cash flow profile has allowed us to continue to invest in innovative research and development, pursue strategic acquisitions, repay debt and return cash to stockholders prior to our initial public offering in 2013 (the IPO). We continuously pursue opportunities to optimize our resources and reduce manufacturing costs by executing strategic initiatives aimed at improving our operating performance and lowering our cost structure.

Throughout our history, we have successfully complemented our strong organic growth with strategic acquisitions. Our management team has effectively integrated large acquisitions, such as Andrew in 2007 and Avaya Connectivity Solutions in 2004, as well as executed tuck-in acquisitions, such as Argus, iTRACS, Redwood and Alifabs, to help expand our market opportunities and continue to solve our customers’ business challenges in multiple growth areas. We have also made strategic minority investments in order to gain access to key technologies or capabilities.

Raw Materials

Our products are manufactured or assembled from both standard components and parts that are unique to our specifications. Our internal manufacturing operations are largely process oriented and we use significant quantities of various raw materials, including copper, aluminum, steel, brass, plastics and other polymers, fluoropolymers, bimetals and optical fiber, among others. We use significant volumes of copper, aluminum, steel and polymers in the manufacture of coaxial and twisted pair cables and antennas. Other parts are produced using processes such as stamping, machining, molding and pressing from metals or plastics. Portions of the requirements for these materials are purchased under supply arrangements where some portion of the unit pricing may be indexed to commodity market prices for these metals. We may, from time to time, enter into forward purchase commitments for a specific commodity to mitigate our exposure to price changes for a portion of our anticipated purchases. Certain of the raw materials utilized in our products may only be available from a limited number of suppliers. We may, therefore, encounter availability issues and/or significant price increases.

Our profitability may be materially affected by changes in the market price of our raw materials, most of which are linked to the commodity markets. Prices for copper, aluminum, fluoropolymers and certain other polymers derived from oil and natural gas have fluctuated substantially during the past several years. As a result, we have adjusted our prices for certain Wireless, Enterprise and Broadband segment products and may have to adjust prices again in the future. Delays in implementing price increases, failure to achieve market acceptance of price increases or price reductions in response to a rapid decline in raw material costs could have a material adverse impact on the results of our operations.

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

Employees

As of December 31, 2014, we had a team of approximately 13,000 people to serve our customers worldwide. The majority of our employees are located outside of the United States. As a matter of policy, we seek to maintain good relations with our employees at all locations. We are not subject to any collective bargaining agreements in the United States. Substantially all of our international employees are members of unions or subject to workers’ councils or similar statutory arrangements. From a companywide perspective, we believe that our relations with our employees and unions are satisfactory. Historically, periods of labor unrest or work stoppage have not had a material impact on our operations or results.

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

Executive Officers and Directors of the Registrant

The following table provides information regarding our executive officers and Board of Directors:

Name	Age	Position
Marvin (Eddie) S. Edwards, Jr.	66	President, Chief Executive Officer and Director
Mark A. Olson	56	Executive Vice President and Chief Financial Officer
Frank M. Drendel	70	Director and Chairman of the Board
Randall W. Crenshaw	57	Executive Vice President and Chief Operating Officer
Frank (Burk) B. Wyatt, II	52	Senior Vice President, General Counsel and Secretary
Peter U. Karlsson	51	Senior Vice President, Global Sales
Robert W. Granow	57	Senior Vice President, Corporate Controller and Principal Accounting Officer
Philip M. Armstrong, Jr.	53	Senior Vice President, Corporate Finance
Joanne L. Townsend	61	Senior Vice President, Human Resources
Claudius (Bud) E. Watts IV	53	Director
Campbell (Cam) R. Dyer	41	Director
Austin A. Adams	71	Director
Marco De Benedetti	52	Director
Peter J. Clare	49	Director
Stephen (Steve) C. Gray	56	Director
L. William (Bill) Krause	72	Director
Timothy T. Yates	67	Director
Thomas J. Manning	59	Director

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

Frank M. Drendel

Mr. Drendel has been our Chairman of the Board since the Carlyle acquisition. He served as our Chairman of the Board and Chief Executive Officer from July 28, 1997 (when we were spun-off (the Spin-Off) from General

Instrument Corporation and became an independent company) until the Carlyle acquisition. Effective with the Carlyle acquisition, Mr. Drendel stepped down as Chief Executive Officer but remained the Chairman of the Board. Mr. Drendel served as a director of GI Delaware, a subsidiary of General Instrument Corporation, and its predecessors from 1987 to 1992 and was a director of General Instrument Corporation from 1992 until the Spin-Off and NextLevel Systems, Inc. (which was renamed General Instrument Corporation) from the Spin-Off until January 5, 2000. Mr. Drendel served as President and Chairman of CommScope, Inc. of North Carolina (CommScope NC), our wholly owned subsidiary, from 1986 to 1997, and served as Chief Executive Officer of CommScope NC from 1976 until 2011.

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

Randall W. Crenshaw

Mr. Crenshaw became our Executive Vice President and Chief Operating Officer following the consummation of the Carlyle acquisition. From January 1, 2010 to the Carlyle acquisition, Mr. Crenshaw was our Executive Vice President and Chief Supply Officer. Prior to this role, Mr. Crenshaw was Executive Vice President and General Manager, Enterprise since February 2004. From 2000 to 2004, he served as Executive Vice President, Procurement, and General Manager, Network Products Group of our Company. Prior to that time, he held various other positions with our Company since 1985.

Frank (Burk) B. Wyatt, II

Mr. Wyatt has been Senior Vice President, General Counsel and Secretary of CommScope since 2000. Prior to joining our company as General Counsel and Secretary in 1996, Mr. Wyatt was an attorney in private practice with Bell, Seltzer, Park & Gibson, P.A. (now Alston & Bird LLP). Mr. Wyatt is also our Chief Ethics and Compliance Officer.

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

Robert W. Granow

Mr. Granow became our Vice President, Corporate Controller and Principal Accounting Officer on February 1, 2012 and was promoted to Senior Vice President in December 2013. Mr. Granow joined CommScope in 2004 and has held various positions within the Corporate Controller organization. Prior to joining our Company, he was employed by LifeSpan Incorporated, Aetna, Inc. and Arthur Andersen & Co.

Philip M. Armstrong, Jr.

Mr. Armstrong has been our Senior Vice President, Corporate Finance since November 2009. Mr. Armstrong previously served as Vice President, Investor Relations and Corporate Communications since 2000. Prior to joining CommScope in 1997, he held various Treasury and Finance positions at Carolina Power and Light Co. (formerly Progress Energy).

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

Claudius (Bud) E. Watts IV

Mr. Watts became a member of our Board of Directors following the Carlyle acquisition and serves as the Chair of our Compensation and Nominating Committees. He currently serves as a Managing Director of The Carlyle Group. Prior to joining Carlyle in 2000, Mr. Watts was a Managing Director in the M&A group of First Union Securities, Inc. He joined First Union Securities when First Union acquired Bowles Hollowell Conner & Co., where Mr. Watts was a principal. He also serves on the board of directors of Freescale Semiconductor and Carolina Financial Corporation and has previously served on the boards of directors of numerous other Carlyle portfolio companies over the past 14 years, including SS&C Technologies, Inc. The Board of Directors has concluded that Mr. Watts should serve as a director because he brings extensive experience regarding the management of public and private companies and the financial services industry.

Campbell (Cam) R. Dyer

Mr. Dyer became a member of our Board of Directors following the Carlyle acquisition and serves on our Compensation Committee. He currently serves as a Managing Director in the Technology Buyout Group of The Carlyle Group, which he joined in 2002. Prior to joining Carlyle, Mr. Dyer was an associate with the private equity firm William Blair Capital Partners, a consultant with Bain & Company and an investment banking analyst in the M&A Group of Bowles, Hollowell, Conner & Co. He also serves on the board of directors of Dealogic. The Board of Directors has concluded that Mr. Dyer should serve as a director because he brings extensive experience regarding the management of public and private companies and the financial services industry.

Austin A. Adams

Mr. Adams became a member of our Board of Directors in January 2014 and serves on our Audit Committee. He served as Executive Vice President and Corporate Chief Information Officer of JPMorgan Chase from July 2004 (upon the merger of JPMorgan Chase and Bank One Corporation) until his retirement in October 2006. Prior to the merger, Mr. Adams served as Executive Vice President and Chief Information Officer of Bank One from 2001 to 2004. Prior to joining Bank One, he was Chief Information Officer at First Union Corporation (now Wells Fargo & Co.) from 1985 to 2001. Mr. Adams is also a director of the following public companies: The Dun & Bradstreet Corporation, Spectra Energy, Inc. and First Niagara Financial Group, Inc. The Board has concluded that Mr. Adams should serve as a director because he brings significant experience in information technology, has significant public company directorship and committee experience and has significant core business skills, including technology and strategic planning.

Marco De Benedetti

Mr. De Benedetti became a member of our Board of Directors following the Carlyle acquisition. He joined Carlyle in 2005 and is currently a Managing Director and Co-head of Carlyle’s European Buyout Group, particularly focusing on the telecommunications and branded consumer goods sectors. Prior to joining Carlyle, Mr. De Benedetti was the Chief Executive Officer of Telecom Italia from July 2005 to October 2005. Mr. De Benedetti was the Chief Executive Officer of Telecom Italia Mobile from 1999 until its merger with Telecom Italia in June 2005. Mr. De Benedetti currently also serves on the boards of directors of NBTY Inc., Moncler SpA, Twin-Set Simona Barbieri SpA, Marelli Motori SpA, CIR SpA and Cofide SpA. He served on the boards of directors of Numericable Group SA and Zodiac Marine & Pool during 2013 and Parmalat S.p.A. between 2005 and 2011. The Board of Directors has concluded that Mr. De Benedetti should serve as a director because he has significant directorship experience and has significant core business skills, including financial and strategic planning.

Peter J. Clare

Mr. Clare became a member of our Board of Directors following the Carlyle acquisition. Mr. Clare currently serves as a Managing Director of The Carlyle Group as well as Co-head of U.S. Buyout Group. Prior to joining Carlyle in 1992, Mr. Clare was with First City Capital Corporation, a private equity firm that invested in leveraged buyouts, public equities, distressed bonds and restructuring. Prior to joining First City Capital, he was with the Merchant Banking Group and Prudential-Bache. Mr. Clare currently serves on the boards of directors of Booz Allen Hamilton Holding Corporation, Sequa Corporation, Pharmaceutical Product Group and Signode Industrial. He served on the board of directors of Wesco Aircraft Holdings, Inc. between 2006 and 2012 and ARINC Inc. between 2007 and 2013. The Board of Directors has concluded that Mr. Clare should serve as a director because he brings significant experience in finance, financial reporting, compliance and controls and global businesses, has public company directorship and committee experience and has significant core business skills, including financial and strategic planning.

Stephen (Steve) C . Gray

Mr. Gray became a member of our Board of Directors following the Carlyle acquisition. He currently serves as a Senior Advisor to The Carlyle Group a position he has held since 2008. Mr. Gray is the Founder and Chairman of Gray Venture Partners, LLC a private investment company and previously served as President of McLeodUSA Incorporated from 1992 to 2004. Prior to joining McLeodUSA, he served from 1990 to 1992 as Vice President of Business Services at MCI Inc. and before that, from 1988 to 1990, he served as Senior Vice President of National Accounts and Carrier Services for TelecomUSA. From 1986 to 1988, Mr. Gray held a variety of sales management positions with WilTel Network Services and the Clayton W. Williams Companies, including ClayDesta Communications Inc. Mr. Gray serves as the Chairman of ImOn Communications, LLC, SecurityCoverage, Inc., Involta, LLC and HH Ventures, LLC and he also serves on the board of directors for Syniverse Holdings, Inc. and served on the board of directors for Insight Communications, Inc. from December 2005 until February 2012. In addition, he assumed the role of Interim President and CEO of Syniverse Holdings, Inc. in August 2014. The Board of Directors has concluded that Mr. Gray should serve as a director because he has significant core business skills, including financial and strategic planning, and has extensive experience as a director.

L. William (Bill) Krause

Mr. Krause became a member of our Board of Directors following the Carlyle acquisition and serves as a member of our Compensation and Nominating Committees. Mr. Krause has been President of LWK Ventures, a private advisory and investment firm, since 1991. He also currently serves as a Senior Advisor to The Carlyle Group. In addition, Mr. Krause served as President and Chief Executive Officer of 3Com Corporation, a global data networking company, from 1981 to 1990, and as its Chairman from 1987 to 1993 when he retired. Mr. Krause currently serves on the boards of directors of the following public companies: Brocade

Communications Systems, Inc., a networking systems supplier and Coherent, Inc., a leading supplier of Photonic-based systems. Mr. Krause previously served as a director for the following public companies: Core-Mark Holding Company, Inc., Packateer, Inc., Sybase, Inc. and Trizetto Group, Inc. The Board of Directors has determined that Mr. Krause should serve as a director because of his years of executive leadership and management experience in the high technology industry and his service on the boards of other public companies and committees thereof.

Timothy T. Yates

Mr. Yates became a member of our Board of Directors following the IPO and serves as the Chairman of our Audit Committee. In November 2014, Mr. Yates was appointed to the role of CEO of Monster Worldwide, Inc. He also serves as a director of Monster Worldwide, Inc., a publicly traded company. He served as Monster Worldwide’s Executive Vice President from June 2007 until June 2013 and Chief Financial Officer from June 2007 until January 2011. Prior to that, Mr. Yates served as Senior Vice President, Chief Financial Officer and a director of Symbol Technologies, Inc. from February 2006 to June 2007. From January 2007 to June 2007, he was responsible for the integration of Symbol into Motorola, Inc.’s Enterprise Mobility business. From August 2005 to February 2006, Mr. Yates served as an independent consultant to Symbol. Prior to this, from October 2002 to November 2005, Mr. Yates served as a partner and Chief Financial Officer of Saguenay Capital, a boutique investment firm. Prior to that, he served as a founding partner of Cove Harbor Partners, a private investment and consulting firm, which he helped establish in 1996. From 1971 through 1995, Mr. Yates held a number of senior leadership roles at Bankers Trust New York Corporation, including serving as Chief Financial and Administrative Officer from 1990 through 1995. The Board of Directors has concluded that Mr. Yates should serve as a director because he has significant core business skills, including financial and strategic planning, and he has significant management experience and financial expertise.

Thomas J. Manning

Mr. Manning became a member of our Board in September 2014 and serves on our Audit Committee. He has been a Lecturer in Law at The University of Chicago Law School, teaching courses on corporate governance, private equity and U.S.-China relations, since July 2012. Mr. Manning is also a Senior Advisor to The Demand Institute, a joint venture of The Conference Board and The Nielsen Company, and an Affiliated Partner of Waterstone Management Group. Previously, he served as the Chief Executive Officer of Cerberus Asia Operations & Advisory Limited, a subsidiary of Cerberus Capital Management, a global private equity firm, from April 2010 to June 2012, Chief Executive Officer of Indachin Limited from October 2005 to March 2009, Chairman of China Board of Directors Limited from August 2005 to April 2010, and a senior partner with Bain & Company and a member of Bain’s China board and head of Bain’s information technology strategy practice in the Silicon Valley and Asia from August 2003 to January 2005. Prior to that, Mr. Manning served as Global Managing Director of the Strategy & Technology Business of Capgemini, Chief Executive Officer of Capgemini Asia Pacific, and Chief Executive Officer of Ernst & Young Consulting Asia Pacific, where he led the development of consulting and IT service and outsourcing businesses across Asia from June 1996 to January 2003. Early in his career, Mr. Manning was with McKinsey & Company, Buddy Systems, Inc. and CSC Index. Mr. Manning is also a director of the following public companies: The Dun & Bradstreet Corporation and Clear Media Limited. He previously served as a director of iSoftStone Holdings Limited, Gome Electrical Appliances Company, AsiaInfo-Linkage, Inc. and Bank of Communications. The Board has concluded that Mr. Manning should serve as a director because he brings significant expertise in technology and business operations and innovation on a global scale, has significant public company directorship and committee experience and has significant core business skills, including strategic planning, regulatory matters, partnerships and alliances and general corporate governance.

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

Risks Related to Our Business

Our business is dependent on capital spending on data and communication networks by customers or end users of our products and reductions in such capital spending adversely affect our business.

Our performance is dependent on customers’ or end users’ capital spending for constructing, rebuilding, maintaining or upgrading data and communication networks, which can be volatile or hard to forecast. Capital spending in the communications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect the amount of capital spending, and, therefore, our sales and profits, including:

•	competing technologies;

•	general economic conditions;

•	timing and adoption of global rollout of new technologies, including 4G/LTE;

•	customer specific financial or stock market conditions;

•	availability and cost of capital;

•	governmental regulation;

•	demands for network services;

•	competitive pressures, including pricing pressures;

•	acceptance of new services offered by our customers;

•	impact of industry consolidation; and

•	real or perceived trends or uncertainties in these factors.

Several of our customers or end users of our products have accumulated significant levels of debt. These high debt levels, coupled with uncertainty in the capital markets, may impact their access to capital in the future. Even if the financial health of our customers or end users of our products remains intact, these customers or end users of our products may not purchase new equipment at levels we have seen in the past or expect in the future. If our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of customers or end users of our products in the markets on which we focus, our revenue may decline.

As a result of these issues, we may not be able to maintain or increase our revenue in the future, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

A substantial portion of our business is derived from a limited number of key customers or distributors.

We derived 22% of our 2014 consolidated net sales from our top three direct customers or distributors. Our largest distributor, Anixter, accounted for 11% of our 2014 consolidated net sales. The concentration of our net sales among these and other key customers or distributors subjects us to a variety of risks that could have a material adverse impact on our net sales and profitability, including, without limitation:

•	lower sales resulting from the loss of one or more of our key customers or distributors;

•	renegotiations of agreements with key customers or distributors resulting in materially less favorable terms;

•	financial difficulties experienced by one or more of our key customers, distributors or our distributors’ end customers, resulting in reduced purchases of our products and/or uncollectible accounts receivable balances;

•	reductions in inventory levels held by distributors and OEMs which may be unrelated to purchasing trends by the ultimate customer;

•	consolidations in the wireless or cable television industries resulting in delays in purchasing decisions or reduced purchases by the merged businesses;

•	new or proposed laws or regulations affecting the telecommunications, wireless or cable television industries resulting in reduced capital spending;

•	increases in the cost of borrowing or capital and/or reductions in the amount of debt or equity capital available to the telecommunications, wireless or cable television industries resulting in reduced capital spending; and

•	changes in the technology deployed by customers resulting in lower sales of our products.

Additionally, the risks above are further increased as a result of our indirect sales to end users of our products, including those who may also be direct customers. In addition, we generally have no minimum purchase commitments from any of our distributors, system integrators, value-added resellers, OEMs, or other customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Although we maintain long-term relationships with these parties and have not historically lost key customers, we have experienced variability in the level of purchases by our key customers and end users of our products, and any significant reduction in sales to these customers and end users of our products, including as a result of their inability or unwillingness to continue purchasing our products, or their failure to properly manage their businesses with respect to the purchase of and payment for our products, could materially and adversely affect our business, results of operations, financial condition and cash flows.

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

However, we may not be successful in our ongoing improvement efforts if, among other things, our products:

•	are not cost effective;

•	are not brought to market in a timely manner;

•	are not in accordance with evolving industry standards;

•	fail to achieve market acceptance or meet customer requirements; or

•	are ahead of the needs of their markets.

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

Our revenues are dependent on the commercial deployment of technologies based on time division multiple access, or “TDMA”, code division multiple access, or “CDMA,” and orthogonal frequency-division multiple access, or “OFDMA,” among others, and upgrades of 2G, 3G and 4G wireless communications equipment, products and services based on these technologies.

We develop, patent and commercialize technology and products based on TDMA, CDMA and OFDMA, among others. Our revenues are dependent upon the commercial deployment of these technologies and products and upgrades of 2G, 3G and 4G wireless communications equipment, products and services based on these technologies. For example, several wireless providers in the United States have announced plans to shut down legacy TDMA and CDMA networks. While we believe the deployment and adoption of LTE technology will help reduce the effect of this industry trend, our business may be harmed, and our investments in these technologies may not provide us an adequate return if:

•	LTE, an OFDMA-based wireless standard, is not widely deployed or commercial deployment is delayed;

•	wireless operators delay moving 2G customers to 3G and 4G devices;

•	wireless operators delay 3G and/or 4G deployments, expansions or upgrades;

•	government regulators delay the reallocation of spectrum to allow wireless operators to upgrade to 3G and 4G, which will restrict the expansion of 3G and 4G wireless connectivity, primarily outside of major population areas;

•	wireless operators are unable to drive improvements in 3G and 4G network performance and/or capacity;

•	wireless operators and other industries using these technologies deploy other technologies; or

•	wireless operators choose to spend their capital on their core network or limit their expenditures on radio access network (RAN).

Our business is dependent on our ability to increase our share of components sold and to continue to drive the adoption of our products and services into 3G and 4G wireless networks. We are also dependent on the success of our customers, licensees and TDMA-, CDMA- and OFDMA-based wireless operators and other industries using our technologies, as well as the timing of their deployment of new services. They may incur lower gross margins on products or services based on these technologies than on products using alternative technologies as a result of greater competition or other factors. If commercial deployment of these technologies, upgrade of 2G subscribers to 3G devices and upgrades to 3G or 4G wireless communications equipment, products and services based on these technologies do not continue or are delayed, our revenues could be negatively impacted, and our business could suffer.

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

Any future acquisition could involve other risks, including the assumption of additional liabilities and expenses, issuances of debt, transaction costs and diversion of management’s attention from other business concerns, and such acquisition may be dilutive to our financial results. See “Risk Factors – Risks Related to the Acquisition”.

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

Many of our competitors are substantially larger than we are, and have greater financial, technical, marketing and other resources than we have. Many of these large enterprises are in a better position to withstand any significant reduction in capital spending by customers in our markets. They often have broader product lines and market focus, and may not be as susceptible to downturns in a single market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.

Further, some of our competitors that have greater financial resources have offered, and in the future may offer, their products at lower prices than we offer for our competing products or on more attractive financing or payment terms, which has in the past caused, and may in the future cause, us to lose sales opportunities and the resulting revenue or to reduce our prices in response to that competition. Reductions in prices for any of our products could have a material adverse effect on our revenue and operating margins. In addition, many of our competitors have been in operation longer than we have and, therefore, have more long-standing and established relationships with domestic and foreign customers, making it difficult for us to sell to those customers.

If any of our competitors’ products or technologies were to become the industry standard, our business would be seriously harmed. If our competitors are successful in bringing their products to market earlier than we can, or if their products are more technologically capable than ours, our revenue could be materially and adversely affected. In addition, certain companies that have not had a large presence in the broadband communications equipment market have begun to expand their presence in this market through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on our business. Further, our competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices, resulting in lower revenue and decreased gross margins.

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

We utilize distributors, system integrators and value-added resellers (collectively, channel partners) to sell our products to certain end customers and in certain geographic regions to improve our access to these customers and regions and to lower our overall cost of post-sales support. For the year ended December 31, 2014, sales to our four largest channel partners represented 19% of our net sales. Our sales through channel partners are subject to a number of risks, including:

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

In the past, we have seen some channel partners acquired and consolidated. If there were further consolidation of our channel partners, this could affect our relationships with these channel partners. It could also result in consolidation of channel partner inventory, which could temporarily depress our revenue. In addition, changes in the inventory levels of our products held by our channel partners can result in significant variability in our revenues. The financial failure of a channel partner could result in our inability to collect accounts receivable in full. A global economic downturn could cause financial difficulties (including bankruptcy) for our channel partners and customers, which would adversely affect our results of operations.

We generally have no minimum purchase commitments from any of our channel partners or OEM customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Our competitors may provide incentives to any of our channel partners or OEM customers to favor their products or, in effect, to prevent or reduce sales of our products. Any of our channel partners or OEM customers may independently choose not to purchase or offer our products. Many of our channel partners are small and may have relatively unsophisticated processes and limited financial resources to conduct their business. Any significant disruption of our sales to these customers, including as a result of the inability or unwillingness of these customers to continue purchasing our products, or their failure to properly manage their businesses with respect to the purchase of and payment for our products, could materially and adversely affect our business, results of operations, financial condition and cash flows. In addition, our failure to continue to establish or maintain successful relationships with channel partners or OEM customers could likewise materially and adversely affect our business, results of operations and financial condition.

If contract manufacturers that we rely on encounter production, quality, financial or other difficulties, we may experience difficulty in meeting customer demands.

We rely on unaffiliated contract manufacturers, both domestically and internationally, to produce certain products or key components of products. If we are unable to arrange for sufficient production capacity among our contract manufacturers or if our contract manufacturers encounter production, quality, financial or other difficulties, including labor disturbances or geopolitical risks, and if alternative suppliers cannot be identified, we may encounter difficulty in meeting customer demands. Any such difficulties could have an adverse effect on our business, financial results and results of operations, which could be material.

If our integrated global manufacturing operations suffer production or shipping delays, we may experience difficulty in meeting customer demands.

We internally produce, both domestically and internationally, a portion of certain components used in our finished products. Disruption of our ability to produce at or distribute from these facilities due to failure of our manufacturing infrastructure, information technology outage, fire, electrical outage, natural disaster, acts of terrorism, shipping interruptions or some other catastrophic event could have a material adverse effect on our ability to manufacture products at our other manufacturing facilities in a cost-effective and timely manner, which could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on our enterprise resource planning systems to support such critical business operations as processing sales orders and invoicing; manufacturing; shipping; inventory control; purchasing and supply chain management; human resources; and financial reporting. If we are unable to successfully implement major systems initiatives and maintain critical information systems, we could encounter difficulties that could have a material adverse impact on our business, internal controls over financial reporting, or our ability to timely and accurately report our financial results.

Cyber-security incidents, including data security breaches or computer viruses, could harm our business by exposing us to various liabilities, disrupting our delivery of products and services and damaging our reputation.

We rely extensively on information technology systems to operate our business. We receive, process, store and transmit, often electronically, the confidential data of the Company and our customers, vendors, employees and others. Despite implemented security measures, our facilities, systems and procedures, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors or other similar events. In particular, unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential or sensitive information, the deletion or modification of records or interruptions in our operations. Any such events, including those involving the misappropriation, loss or other unauthorized disclosure or use of confidential or sensitive information of the Company or our customers, vendors, employees or others, whether by us or a third party, could (i) subject us to civil and criminal penalties, (ii) expose us to liabilities to our customers, employees, vendors, third parties or governmental authorities, (iii) disrupt our delivery of products and services, or (iv) have a negative impact on our reputation. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

We have significant international sales, manufacturing and distribution operations. We have major international manufacturing and/or distribution facilities in, among others, Australia, China, the Czech Republic, Germany, India, Ireland, Mexico, Singapore and the United Kingdom. For the years ended December 31, 2014, 2013 and 2012, international sales represented approximately 45%, 45% and 47%, respectively, of our consolidated net sales. In general, our international sales have lower margins than our domestic sales. To the extent international sales represent a greater percentage of our revenue, our overall margin may decline.

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

Risks related to foreign currency rates can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as foreign exchange forward and option contracts. There can be no assurance that our risk management strategies will be effective or that the counterparties to our derivative contracts will be able to perform. In addition, foreign currency rates in many of the countries in which we operate have at times been extremely volatile and unpredictable. We may choose not to hedge or determine that we are unable to effectively hedge the risks associated with this volatility. In such cases, we may experience declines in revenue and adverse impacts on earnings and such changes could be material.

Our international operations require us to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions.

Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various international jurisdictions, and our failure to comply with these rules and regulations may expose us to liabilities. These laws and regulations may apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (FCPA). The FCPA prohibits U.S. companies and their officers, directors, employees and agents acting on their behalf from improperly offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to keep books, records and accounts that accurately and fairly reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. We are also subject to the U.K. Anti-Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating anti-corruption laws. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel in complying with applicable U.S. and international laws and regulations. However, our employees, subcontractors and agents could take actions that violate these requirements, which could adversely affect our reputation, business, financial condition and results of operations and such effects could be material.

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

We may sell one or more of our product lines, as a result of our evaluation of our products and markets, and any such divestiture could adversely affect our expenses, revenues, results of operation, cash flows and financial position.

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

We have previously recognized restructuring charges in response to slowdowns in demand for our products and in conjunction with implementation of initiatives to reduce costs and improve efficiency of our operations. Recent actions have included the sale of certain assets of our BiMetals® business and the closure of manufacturing facilities in Statesville, North Carolina; Joliet, Illinois; and Guangzhou, China. Much of the production capacity from these facilities was shifted to other existing facilities or contract manufacturers. Additional restructuring actions were initiated to realign and lower our cost structure primarily through workforce reductions at various U.S. and international facilities. As a result of changes in business conditions and other developments, we may need to initiate additional restructuring actions that could result in workforce reductions and restructuring charges, which could be material.

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

At December 31, 2014, the net liability for pension and other postretirement benefits was $29.8 million (benefit obligation of $339.0 million and plan assets of $309.2 million). See Note 10 to Consolidated Financial

Statements included elsewhere in this Annual Report on Form 10-K. Significant declines in the assets and/or increases in the liabilities related to these obligations as a result of changes in actuarial estimates, asset performance, interest rates or benefit changes, among others, could have a material adverse impact on our financial position and/or results of operations.

We continue to fund a material portion of our underfunded pension obligations in the U.S. under the terms of an agreement with the Pension Benefit Guaranty Corporation (PBGC), that we entered into in connection with the 2011 closure of our Omaha production facility. The terms of the agreement with the PBGC require funding through 2015. We have similar exposures with respect to certain pension plans outside the U.S. Foreign plans represented 46% and 48% of our pension benefit obligation and pension plans’ assets, respectively, as of December 31, 2014. The amounts and timing of the remaining contributions we expect to make to our defined benefit plans reflect a number of actuarial and other estimates and assumptions with respect to our expected plan funding obligations. The actual amounts and timing of these contributions will depend upon a number of factors and the actual amounts and timing of our future plan funding contributions may differ materially from those presented in this Annual Report on Form 10-K. If we elect to terminate one or more of these plans and settle the obligation through the purchase of one or more annuities, we could incur a charge and/or make additional contributions and such amounts could be material.

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

The telecommunications and cable television industries are subject to significant and changing federal and state regulation, both in the U.S. and other countries, including regulations regarding the “Open Internet” or “net neutrality”. Changes to the way in which internet service providers are regulated could adversely impact our customers’ decisions regarding capital spending, which could decrease demand for our products. Manufacturers of telecommunications equipment are subject to various environmental regulations relating to electrical equipment generally, including, without limitation, The Restriction of Hazardous Substances Directive 2002/95/EC (RoHS), in the European Union regarding the use of certain hazardous materials used in the manufacturing of various types of electronic and electrical equipment, regulations under the Waste Electrical and Electronic Equipment Directive 2002/96/EC (WEEE), regarding the collection, recycling and recovery for electrical goods and regulations under the European Community Regulation EC 1907/2006 regulating chemicals and their safe use. Compliance with these environmental regulations could increase the cost of manufacturing our products. If we were unable to comply with these regulations we may not be able to sell noncompliant products in certain markets.

Regulatory changes of more general applicability could also have a material adverse effect on our business. For example, changes to the U.S. corporate tax system have been proposed that would lead to the taxation of foreign earnings at the time they are earned rather than when they are repatriated to the U.S. Implementation of such changes would have an adverse effect on our net income and would require us to make earlier cash tax payments which would have a negative effect on our cash flows.

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

Certain environmental laws impose strict and in some circumstances joint and several liability (that could result in an entity paying more than its fair share) on current or former owners or operators of a contaminated property, as well as companies that generated, disposed of or arranged for the disposal of hazardous substances at a contaminated property, for the costs of investigation and remediation of the contaminated property. Our present and past facilities have been in operation for many years and over that time, in the course of those operations, hazardous substances and wastes have been used, generated and disposed of at such facilities and investigation and remediation projects are underway at a few of these sites. There can be no assurance that the contractual indemnifications we have received from prior owners and operators of certain of these facilities will continue to be honored. In addition, we have disposed of waste products either directly or through third parties at numerous disposal sites, and from time to time we have been and may be held responsible for investigation and clean-up costs at these sites where those owners and operators have been unable to remain in business. Also, there can be no guarantee that new environmental requirements or changes in their enforcement or the discovery of previously unknown conditions will not cause us to incur additional costs for environmental matters which could be material.

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

For certain of our raw material and component purchases, including certain polymers, copper rod, copper and aluminum tapes, fine aluminum wire, steel wire, optical fiber, circuit boards and other electronic components, we are dependent on a limited number of key suppliers.

Our key suppliers have in the past and could in the future experience production, operational or financial difficulties, or there may be global shortages of the raw materials or components we use, and our inability to find sources of supply on reasonable terms could have a material adverse effect on our ability to manufacture products in a cost-effective way which could have a material adverse effect on our gross margin and results of operations.

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

While none of our U.S. employees are represented by unions, substantially all of our international employees are members of unions or subject to workers’ councils or similar statutory arrangements. In addition, many of our direct and indirect customers and vendors have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or vendors, contract manufacturers or their other suppliers could result in slowdowns. Organizations responsible for shipping our products may also be impacted by strikes. Any interruption in the delivery of our products could harm our reputation or reduce demand for our products and could have a material adverse effect on us.

In general, we consider our labor relations with all of our employees to be good. However, in the future we may be subject to labor unrest with respect to our employees or those of our vendors or customers. Occurrences of strikes, work stoppages or lock-outs at our facilities or at the facilities of our vendors or customers, could have a material adverse effect on our business, financial condition and results of operations.

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

The Dodd-Frank Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (the DRC), and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require continued due diligence efforts in fiscal 2015, with our initial disclosure requirements beginning in May 2016. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary materials produced from conflict free minerals from such suppliers in sufficient quantities or at competitive prices. We will likely be asked to make similar certifications as to the “conflict free” status of the minerals we use to our customers. If we are unable or fail to make the requisite certifications, our customers may terminate their relationship with us. Also, we may face adverse effects to our reputation if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

As of December 31, 2014, we had approximately $2.7 billion of indebtedness on a consolidated basis, including $650.0 million of 5.0% Senior Notes due 2021 (the 2021 Notes) and $650.0 million of 5.5% Senior Notes due 2024 (the 2024 Notes), $550.0 million of 6.625%/7.375% Senior PIK Toggle Notes due 2020 (senior PIK toggle notes) and $864.1 million of senior secured term loans. We had no outstanding borrowings under our revolving credit facility and approximately $321.7 million in borrowing capacity available under our revolving credit facility, reflecting a borrowing base of $345.3 million and $23.6 million of outstanding letters of credit. Our ability to borrow under our revolving credit facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time and may further depend on lenders’ discretionary ability to impose reserves and availability blocks and to recharacterize assets that might otherwise incrementally decrease borrowing availability.

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

In addition, the indentures governing the senior PIK toggle notes, the 2021 Notes and the 2024 Notes (together, the Notes Indentures) and the agreements governing our senior secured credit facilities contain affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. See “Risk Factors – Risks Related to the Acquisition”.

Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur additional indebtedness or we may pay dividends in the future. This could further exacerbate the risks associated with our substantial financial leverage.

We and our subsidiaries may incur significant additional indebtedness in the future under the agreements governing our indebtedness. Although the Notes Indentures and the credit agreements governing our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Additionally, these restrictions permit us to incur obligations that, although preferential to our common stock in terms of payment, do not constitute indebtedness. As of December 31, 2014, we had approximately $321.7 million of additional borrowing capacity under our revolving credit facility.

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

Our business may not generate sufficient cash flow from operations and future borrowings may not be available under our senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness, including the senior PIK toggle notes, the 2021 Notes and the 2024 Notes, on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. Our indebtedness may restrict our ability to sell assets and limit the use of the proceeds from such sales.

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

Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations or to make future dividend payments, if any, is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our common stock, the Notes Indentures and the credit agreements governing our senior secured credit facilities, significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

We are controlled by Carlyle, whose interests in our business may be different than yours.

As of December 31, 2014, Carlyle owned approximately 54% of our common stock and is able to control our affairs in all cases. Pursuant to an amended and restated stockholders agreement, Carlyle has the right to designate up to nine of our eleven directors and a majority of the Board of Directors has been designated by Carlyle and is affiliated with Carlyle. As a result, Carlyle or its nominees to the Board of Directors have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation. So long as Carlyle continues to own a majority of our common stock, they will have the ability to control the vote in any election of directors and will have the ability to prevent any transaction that requires stockholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of Carlyle may differ from or conflict with the interests of our other stockholders. Moreover, this concentration of stock ownership may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling stockholder or anticipate further sales of shares by Carlyle.

In addition, Carlyle is in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers.

Future sales of our common stock in the public market could lower our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may be dilutive and may adversely affect us or the market price of our common stock.

We or Carlyle, may sell additional shares of common stock. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions, including the TE Acquisition. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including sales that may occur pursuant to Carlyle’s registration rights and shares that may be issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect the market prices for our common stock. Future changes in the level of Carlyle ownership could, depending on the timing of such changes, have an adverse effect on our ability to utilize various tax attributes.

We do not intend to pay dividends on our common stock and, consequently, the ability of investors to achieve a return on their investment will depend on appreciation in the price of our common stock.

We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to reduce indebtedness and fund our growth. Therefore, common stock investors are not likely to receive any dividends for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value. However, the payment of future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. The Notes Indentures and the credit agreements governing our senior secured credit facilities also effectively limit our ability to pay dividends. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock.

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

We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for, and intend to continue to rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.

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

We intend to continue to utilize these exemptions for as long as we continue to qualify as a “controlled company.” While exempt, we will not have a majority of independent directors and our nominating and compensation committees will not consist entirely of independent directors and such committees will not be subject to annual performance evaluations. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Risks Related to the Acquisition

The proposed acquisition of the Acquired Business may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the Acquisition.

As previously described, on January 27, 2015, we entered into a definitive agreement (the “Acquisition Agreement”) with TE Connectivity Ltd. (“TE”), to purchase its Telecom, Enterprise and Wireless businesses, including its managed connectivity business (the “Acquired Business”), for $3.0 billion in cash (such acquisition, the “Acquisition”). The obligation of each party to consummate the Acquisition is subject to the satisfaction or waiver, to the extent permitted under applicable law, of a number of conditions, many of which are not within our control. These conditions include expiration or termination of the waiting period (and any extensions thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), the receipt of all required clearances, approvals or authorizations required by certain other specified foreign governmental authorities under applicable antitrust laws and the absence of any order, judgment, injunction, law or other legal restraint prohibiting the consummation of the Acquisition. Our obligation to consummate the Acquisition is also subject the absence of a material adverse effect on the business, operations or condition of the Acquired

Business, and each party’s obligation to consummate the Acquisition is subject to certain additional closing conditions, including (i) the accuracy of the other party’s representations and warranties contained in Acquisition Agreement (subject to certain materiality qualifiers) and (ii) the other party’s compliance in all material respects with its covenants and agreements contained in the Acquisition Agreement.

The failure to satisfy all of the required conditions could delay the completion of the Acquisition for a significant period of time or prevent it from occurring. Any delay in completing the Acquisition could cause us not to realize some or all of the benefits that we expect to achieve if the Acquisition is successfully completed within its expected timeframe. Additionally, it is not certain that the conditions set forth in the Acquisition Agreement will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the Acquisition as provided for under the Acquisition Agreement, or at all.

We face risks and uncertainties due both to the pending Acquisition as well as the potential failure to consummate the Acquisition, including:

•	if the Acquisition is not consummated, we will not realize any of the expected benefits of the Acquisition;

•	failure to consummate the Acquisition could result in negative reactions from the financial markets or in the investment community, including negative impacts on our stock price;

•	we will remain liable for significant transaction costs, including legal, financial advisory, accounting and other costs relating to the Acquisition even if it is not consummated;

•	if the Acquisition Agreement is terminated before we complete the Acquisition, under some circumstances, including in the event we fail to obtain the required antitrust approvals or we are unable to secure the financing necessary to consummate the Acquisition, we may have to pay a termination fee to TE of $210 million in cash;

•	the pending Acquisition could have an adverse impact on our relationships with employees, customers and suppliers, and prospective customers or other third parties may delay or decline entering into agreements with us as a result of the announcement of the Acquisition; and

•	the attention of our management and employees may be diverted from day-to-day operations.

The occurrence of any of these events individually or in combination could have a material adverse effect on our share price, business, cash flows, results of operations and financial position.

In order to complete the Acquisition, we must make certain governmental filings and obtain certain governmental authorizations under applicable antitrust laws, and if such filings and authorizations are not made or granted or are granted with conditions, or if governmental authorities otherwise seek to impose conditions or to challenge the Acquisition, completion of the Acquisition may be jeopardized or the anticipated benefits of the Acquisition could be reduced.

Although we and TE have agreed in the Acquisition Agreement to use our reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required expiration or termination of the waiting period or approvals under the HSR Act and multiple foreign antitrust laws, there can be no assurance that the termination of the waiting period or receipt of approvals under the HSR Act and applicable foreign antitrust laws will occur. There can also be no assurance that governmental authorities will not seek to challenge the Acquisition or impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Acquisition or imposing additional material costs on or materially limiting the revenues of our business and the Acquired Business following the Acquisition, or otherwise adversely affecting our business and the Acquired Business after completion of the Acquisition; provided, that, under the terms of the Acquisition Agreement, we are not required to take any action that would, or would reasonably be expected to, impose (i) any material limitation on our ability effectively to acquire the full rights of ownership of the assets of the Acquired Business, (ii) a material reduction in the reasonably anticipated benefits (financial or otherwise) of the Acquisition or (iii) an impact that is materially adverse to the assets, business, results of operation or condition (financial or otherwise) of our business or the Acquired Business. In addition, in the event we fail to obtain the required antitrust approvals and the Acquisition Agreement is terminated as a result thereof, we will be required to pay a termination fee to TE of $210 million in cash. The occurrence of any of these events individually or in combination could have a material adverse effect on our share price, business, cash flows, results of operations and financial position.

Integration of the Acquired Business into our business will be difficult, costly and time consuming and the anticipated benefits and cost savings of the Acquisition may not be realized.

Even if the Acquisition is completed, our ability to realize the anticipated benefits of the Acquisition will depend, to a large extent, on our ability to integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process and there can be no assurance that we will be able to successfully integrate the Acquired Business into our business, or if such integration is successfully accomplished, that such integration will not be more costly or take longer than presently contemplated. If we cannot successfully integrate and manage the Acquired Business within a reasonable time following the Acquisition, we may not be able to realize the potential and anticipated benefits of the Acquisition, which could have a material adverse effect on our share price, business, cash flows, results of operations and financial position.

Our ability to realize the expected synergies and benefits of the Acquisition is subject to a number of risks and uncertainties, many of which are outside of our control. These risks and uncertainties could adversely impact our business, results of operation and financial condition and include, among other things:

•	our ability to complete the timely integration of operations and systems, organizations, standards, controls, procedures, policies and technologies, as well as the harmonization of differences in the business cultures of our company and the Acquired Business;

•	our ability to minimize the diversion of management attention from ongoing business concerns of both our business and the Acquired Business during the process of integrating our company and the Acquired Business;

•	our ability to retain the service of senior management and other key personnel of both our business and the Acquired Business;

•	our ability to preserve customer, supplier and other important relationships of our company and the Acquired Business and resolve potential conflicts that may arise;

•	the risk that certain customers and suppliers of the Acquired Business will opt to discontinue business with the Acquired Business or exercise their right to terminate their agreements as a result of the Acquisition pursuant to change of control provisions in their agreements;

•	the risk that the Acquired Business may have liabilities that we failed to or were unable to discover in the course of performing due diligence;

•	the risk that integrating the Acquired Business into our business may be more difficult, costly or time consuming than anticipated;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•	difficulties in managing the expanded operations of a significantly larger and more complex combined business; and

•	the risk that regulatory agencies will require that we dispose of material aspects of our business or the Acquired Business as a condition to the consummation of the Acquisition.

We may encounter additional integration-related costs, may fail to realize all of the benefits anticipated in the acquisition or be subject to other factors that adversely affect preliminary estimates. In addition, even if the operations of the Acquired Business are integrated successfully, the full benefits of the Acquisition may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. The occurrence of any of these events individually or in combination could have a material adverse effect on our share price, business and cash flows, results of operations and financial position. The Acquisition may not be accretive to earnings or other key financial metrics, which may also negatively affect the price of our common stock following consummation of the Acquisition.

Following the closing of the Acquisition, we expect that we will be relying on TE to provide a wide range of services required to operate the Acquired Business under Transition Services Agreements (TSAs) for an extended period.

Due to the high level of integration of the Acquired Business with the remainder of TE’s business, it will be highly complex and time consuming to separate the Acquired Business in order to effectively begin to integrate them with our business. As a result, we will be dependent on TE to continue to perform elements of such critical functions as information technology, human resources, finance, logistics and operations for parts or all of the Acquired Business under TSAs. It may be up to several years before we are able to assume all of these functions and discontinue the TSAs.

While operating under these TSAs, we are exposed to various risks, including the following:

•	costs of operating the Acquired Business may be greater than we anticipated;

•	we may need to operate under the TSAs for longer than expected;

•	we may not get information necessary to realize the anticipated synergies while we are operating under the TSAs; and

•	we may not be able to maintain an effective system of internal controls over financial reporting while operating under the TSAs.

We may be unable to realize the expected growth opportunities and cost savings from the Acquisition.

We currently expect to realize annual cost savings of approximately $150 million to be fully achieved within three years of the closing of the Acquisition. The anticipated cost savings are based upon assumptions about our ability to implement integration measures in a timely fashion and within certain cost parameters. Our ability to achieve the planned cost synergies is dependent upon a significant number of factors, many of which are beyond our control. For example, we may be unable to eliminate duplicative costs in a timely fashion or at all. Our inability to realize anticipated cost savings and revenue enhancements from the Acquisition could have a material adverse effect on our share price, business, cash flows, results of operations and financial position.

We currently expect to incur significant additional indebtedness to finance the Acquisition, and such increased debt levels could adversely affect our business, cash flow and results of operations.

We expect to incur up to $3.0 billion of indebtedness in connection with the Acquisition. As a result of this indebtedness, our interest payment obligations will increase substantially. The degree to which we are leveraged could have adverse effects on our business, including the following:

•	making it difficult for us to satisfy our obligations under our credit facility and contractual and commercial commitments;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	limiting our ability to make additional strategic acquisitions or exploit business opportunities;

•	placing us at a competitive disadvantage compared to our competitors that have less debt;

•	limiting our ability to refinance indebtedness, or increasing the associated costs;

•	making us more vulnerable to economic downturns and adverse developments in the business;

•	limiting our ability to borrow additional funds; and

•	decreasing our ability to compete effectively or operate successfully under adverse economic and industry conditions.

If we incur additional debt in the future, these risks will intensify. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

In addition, the agreements that will govern the indebtedness to be incurred or assumed in connection with our acquisition of the Acquired Business are expected to contain various affirmative and negative covenants that may, subject to certain exceptions, restrict our ability to, among other things, engage in certain business transactions or incur additional indebtedness.

Additionally, pursuant to the terms of the financing commitment, if the Acquisition is not consummated within six months of the date of the Acquisition Agreement we will begin to incur significant additional expenses either in the form of ticking fees or in interest (if we are required to incur the indebtedness contemplated by the financing commitment prior to the consummation of the Acquisition) that in each case will accrue until the Acquisition is successfully consummated or the Acquisition Agreement is terminated.

Although we have a financing commitment from lenders for this indebtedness, the commitment is subject to certain conditions, and we cannot assure that those conditions will be satisfied. If we fail to secure the financing necessary to consummate the Acquisition and the Acquisition Agreement is terminated as a result thereof, we will be required to pay a termination fee to TE of $210 million in cash.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our facilities are used primarily for manufacturing, distribution and administration. Facilities primarily used for manufacturing may also be used for distribution, engineering, research and development, storage, administration, sales and customer service. Facilities primarily used for administration may also be used for research and development, sales and customer service. As of December 31, 2014, our principal facilities, grouped according to the facility’s primary use, were as follows:

Location	Approximate square feet	Principal segments	Owned or leased
Administrative facilities:
Hickory, NC (1)	84,000	Corporate headquarters	Owned
Joliet, IL (2)	690,000	Corporate	Leased
Richardson, TX (1)	100,000	Wireless	Owned
Richardson, TX	75,000	Enterprise	Leased
Manufacturing and distribution facilities:
Catawba, NC (1)	1,000,000	Broadband	Owned
Claremont, NC (1)	583,000	Enterprise	Owned
Suzhou, China (3)	414,000	Wireless	Owned
Suzhou, China (3)	363,000	Broadband	Owned
Statesville, NC (1)(4)	310,000	Broadband	Owned
Reynosa, Mexico	279,000	Wireless	Owned
Goa, India (3)	236,000	Wireless	Owned
Brno, Czech Republic	150,000	Wireless	Leased
Campbellfield, Australia	133,000	Wireless	Leased
Lochgelly, United Kingdom	132,000	Wireless and Broadband	Owned
Bray, Ireland	130,000	Enterprise	Owned
Mission, TX	121,000	Wireless	Leased
McCarran, NV	120,000	Broadband	Leased
Buchdorf, Germany	109,000	Wireless	Owned
Vacant facilities and properties:
Orland Park, IL (1)(5)	—	Wireless	Owned
Newton, NC (1)(6)	455,000	Wireless	Owned
Sorocaba, Brazil (1)(7)	152,000	Wireless	Owned

(1)	Our interest in each of these properties is encumbered by a mortgage or deed of trust lien securing our senior secured credit facilities (see Note 6 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).
(2)	The former manufacturing portion of the Joliet facility is vacant and is currently being marketed for sublease.
(3)	The buildings in these facilities are owned while the land is held under long-term lease agreements.
(4)	The Statesville facility is expected to be vacated during 2015 and is currently being marketed for sale.
(5)	The building at the Orland Park facility has been demolished and cleared and the 73 acre parcel is vacant.
(6)	The Newton facility is currently being marketed for sale.
(7)	The Sorocaba, Brazil facility is currently being marketed for sale.

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

Stock Price and Dividends

Our common stock is traded on the Nasdaq Global Select Market under the symbol COMM. The following table sets forth the high and low sale prices as reported by Nasdaq for the periods indicated:

	Common Stock Price Range
	High	Low
2013
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter (beginning October 25, 2013)	$19.02	$14.72
2014
First Quarter	$25.89	$16.86
Second Quarter	$27.96	$22.66
Third Quarter	$26.89	$21.79
Fourth Quarter	$24.43	$19.68

As of February 9, 2015, the approximate number of registered stockholders of record of our common stock was 25.

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

Stock Performance Graph

The following graph compares cumulative total return on $100 invested on October 25, 2013 in each of CommScope’s Common Stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Standard & Poor’s 1500 Communications Equipment Index (S&P 1500 Communications Equipment). The return of the Standard & Poor’s indices is calculated assuming reinvestment of dividends.

	Base Period 10/25/13	INDEXED RETURNS Period Ending
Company / Index		12/31/13	3/31/14	6/30/14	9/30/14	12/31/14
CommScope Holding Company, Inc.	100	126.28	164.64	154.30	159.51	152.30
S&P 500 Index	100	105.49	107.39	113.01	114.29	119.93
S&P 1500 Communications Equipment	100	105.56	109.85	115.22	112.51	119.17

PART II

ITEM 6.	SELECTED FINANCIAL DATA

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

Five-Year Summary of Selected Financial Data

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012	2011 (1)		2010
Results of Operations:
Net sales	$3,829,614	$3,480,117	$3,321,885	$3,275,462		$3,188,916
Gross profit	1,397,269	1,200,940	1,060,681	830,352		937,209
Restructuring costs, net	19,267	22,104	22,993	18,724		59,647
Impairments of long-lived assets	12,096	45,529	40,907	126,057		—
Operating income (loss)	577,449	329,714	238,238	(188,432)		224,933
Net interest expense	(173,981)	(205,492)	(185,557)	(259,998)		(97,904)
Net income (loss)	236,772	19,396	5,353	(392,362)		44,099
Earnings Per Share Information:
Weighted average number of shares outstanding:
Basic	186,905	160,641	154,708		(3)		(3)
Diluted	191,450	164,013	155,517		(3)		(3)
Earnings per share:
Basic	$1.27	$0.12	$0.03		(3)		(3)
Diluted	$1.24	$0.12	$0.03		(3)		(3)
Other Information:
Net cash provided by operating activities	$289,418	$237,701	$286,135	$130,995		$226,287
Depreciation and amortization	259,504	256,616	262,279	297,005		187,207
Additions to property, plant and equipment	36,935	36,780	27,957	39,533		35,399
Cash dividends per share	$—	$3.47	$1.29	$—		$—

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data (2):
Cash, cash equivalents and short-term investments	$729,321	$346,320	$264,375	$317,102	$706,066
Goodwill and intangible assets	2,712,814	2,872,698	3,052,615	3,267,497	1,617,878
Property, plant and equipment, net	289,371	310,143	355,212	407,557	343,318
Total assets	4,955,885	4,734,055	4,793,264	5,153,189	3,875,452
Working capital	1,351,805	860,042	737,638	853,625	1,256,616
Long-term debt, including current maturities	2,707,725	2,514,552	2,470,770	2,563,004	1,346,598
Stockholders’ equity	1,307,619	1,088,016	1,182,282	1,365,089	1,669,930

(1)	The period of January 1 – January 14, 2011(prior to the acquisition of CommScope, Inc. by Carlyle) and the period of January 15 – December 31, 2011 (subsequent to the acquisition of CommScope, Inc. by Carlyle) have been combined for presentation of 2011 results and the combined 2011 amounts are unaudited.
(2)	Balance Sheet Data as of December 31, 2010 does not reflect the application of acquisition accounting and new debt incurred as a result of the acquisition of CommScope, Inc. by Carlyle in 2011.
(3)	Excluded from presentation due to lack of comparability of shares outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the periods presented below, the primary sources of revenue for our Wireless segment were (i) product sales of primarily passive transmission devices for the wireless infrastructure market including base station and microwave antennas, hybrid fiber-feeder and power cables, coaxial cable connectors and equipment primarily used by wireless operators, (ii) product sales of active electronic devices and services including power amplifiers, filters and tower-mounted amplifiers and (iii) engineering and consulting services and products like small cell DAS that are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive such as commercial buildings, urban areas, stadiums and transportation systems. Demand for Wireless segment products depends primarily on capital spending by wireless operators to expand their distribution networks or to increase the capacity of their networks.

To expand our Wireless segment offerings, we acquired two businesses of United Kingdom-based Alifabs Group (Alifabs) during 2014 for $48.8 million ($46.7 million, net of cash acquired). Alifabs designs and supplies metro cell enclosures, monopoles, smaller streetworks towers and tower solutions for the United Kingdom telecommunications, utility and energy markets.

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

During 2013, we acquired two businesses within our Enterprise segment: iTRACS Corporation (iTRACS), a provider of enterprise-class data center infrastructure management (DCIM) solutions, for $29.3 million, and Redwood Systems, Inc. (Redwood), a provider of advanced LED lighting control and high-density sensor solutions for data centers and buildings, for $22.2 million. The purchase price for Redwood consisted of an initial payment of $9.8 million and contingent consideration with an estimated fair value of $12.4 million as of the acquisition date. The contingent consideration is payable in 2015 and could range from zero to $37.25 million. The amount to be paid for contingent consideration will be based on achievement of sales targets for Redwood products with the maximum level of payout reached with $55.0 million of sales by July 31, 2015. During 2014, the estimated fair value of the liability for contingent consideration was reduced to zero.

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

Our future financial condition and performance will be largely dependent upon: global spending by wireless operators; global spending by business enterprises on information technology; investment by cable operators and communications companies in the video and communications infrastructure; overall global business conditions; and our ability to manage costs successfully among our global operations. We have experienced significant increases and greater volatility in raw material prices during the past several years as a result of increased global demand, supply disruptions and other factors. We attempt to mitigate the risk of increases in raw material price volatility through effective requirements planning, working closely with key suppliers to obtain the best possible pricing and delivery terms and implementing price increases. Delays in implementing price increases, failure to achieve market acceptance of price increases, or price reductions in response to a rapid decline in raw material costs could have a material adverse impact on the results of our operations. Our profitability is also affected by the mix and volume of sales among our various product groups and between domestic and international customers and competitive pricing pressures.

In January 2015, we announced that we agreed to acquire TE Connectivity’s Telecom, Enterprise and Wireless business in an all-cash transaction valued at approximately $3.0 billion. This business provides fiber optic connectivity for wireline and wireless networks and generated annual revenues of approximately $1.9 billion in its fiscal year ended September 26, 2014. The transaction is expected to accelerate our strategy to drive profitable growth by entering into attractive adjacent markets and to broaden our position as a leading communications infrastructure provider. In addition, we will have greater geographic and business diversity following the completion of the transaction. The acquisition is expected to be financed using a combination of cash on hand and up to $3.0 billion of additional debt. The transaction is expected to close by the end of 2015, subject to consummation of contemplated financing, regulatory approvals and other customary closing conditions.

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

Tax Valuation Allowances, Liabilities for Unrecognized Tax Benefits and Other Tax Reserves

We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider the amounts, character, source and timing of expected future deductions or carryforwards as well as sources of taxable income and tax planning strategies that may enable utilization. We maintain an existing valuation allowance until sufficient positive evidence exists to support its reversal. Changes in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances. If we determine that we will not be able to realize all or part of a deferred tax asset in the future, an increase to an income tax valuation allowance would be charged to earnings in the period such determination was made.

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

2014 Interim Goodwill Analysis

During 2014, the Microwave Antenna Group (Microwave) reporting unit in the Wireless segment experienced lower than expected levels of sales and operating income. Management considered these results and the longer term effect of market conditions on the continued operations of the business and determined that an indicator of possible impairment existed. A step one goodwill impairment test was performed using a DCF valuation model. Based on the estimated fair values generated by the DCF model, the Microwave reporting unit did not pass step one of the goodwill impairment test. A step two analysis was completed and a $4.9 million impairment charge was recorded. The goodwill impairment charge resulted primarily from lower projected operating results than those assumed during the 2013 annual impairment test. The weighted average discount rate used in the interim impairment test for the Microwave reporting unit was 11.0% compared to 11.5% that was used in the 2013 annual goodwill impairment test.

2014 Annual Goodwill Analysis

The annual test of goodwill was performed for each of the reporting units with goodwill balances as of October 1, 2014. The test was performed using a DCF valuation model. The weighted average discount rates used in the 2014 annual test were 11.4% for the Wireless reporting units and 10.5% for both the Enterprise and Broadband reporting units. These discount rates were slightly lower than those used in the 2013 annual goodwill impairment test. Based on the estimated fair values generated by our DCF models, no reporting units failed step one of the annual goodwill impairment test.

The goodwill balance by reporting unit as of December 31, 2014 and a summary of the excess of estimated fair value over the carrying value of the reporting unit as a percent of the carrying value as of the annual impairment test date is as follows:

Reportable Segment	Reporting Unit	Goodwill (in millions)	Estimated Fair Value in Excess of Carrying Value
Wireless	Cable Products	$294.0	16%
Wireless	Base Station Antennas	166.4	203
Wireless	Microwave Antenna Group	126.2	3
Wireless	Distributed Coverage and Capacity Solutions	161.4	205
Enterprise	Enterprise	653.8	73
Broadband	Broadband	50.1	16

Total		$1,451.9

Definite-Lived Intangible Assets and Other Long-Lived Assets

Management reviews definite-lived intangible assets, investments and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. This analysis differs from our goodwill impairment analysis in that an intangible or other long-lived asset impairment is only deemed to have occurred if the sum of the forecasted undiscounted future net cash flows related to the assets being evaluated is less than the carrying value of the assets. If the forecasted net cash flows are less than the carrying value, then the asset is written down to its estimated fair value. Changes in the estimates of forecasted net cash flows may cause additional asset impairments, which could result in charges that are material to our results of operations. The net carrying value of our definite-lived intangible assets was $1.3 billion as of December 31, 2014.

During 2014, as a result of revisions to the business plan for a particular product line, we determined that certain intangible assets in the Broadband segment were no longer recoverable and a $7.2 million impairment charge was recorded.

RESULTS OF OPERATIONS

Comparison of results of operations for the year ended December 31, 2014 with the year ended December 31, 2013

	Year Ended December 31,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$3,829.6	100.0%	$3,480.1	100.0%	$349.5	10.0%
Gross profit	1,397.3	36.5	1,200.9	34.5	196.4	16.4
Operating income	577.4	15.1	329.7	9.5	247.7	75.1
Non-GAAP adjusted operating income (1)	808.4	21.1	620.1	17.8	188.3	30.4
Net income	236.8	6.2	19.4	0.6	217.4	1,120.6
Diluted earnings per share	$1.24		$0.12

(1)	See “Reconciliation of Non-GAAP Measures”.

Net sales

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in millions)
Net sales	$3,829.6	$3,480.1	$349.5	10.0%
Domestic net sales	2,107.6	1,903.0	204.6	10.8
International net sales	1,722.0	1,577.1	144.9	9.2

Net sales. All of our segments reported higher net sales for 2014 compared to 2013. The increase was primarily attributable to higher sales to domestic wireless operators in the Wireless segment as they continued to expand 4G coverage and capacity. In addition to the growth in the U.S., net sales were higher in the Asia Pacific (APAC) region and Europe, Middle East and Africa (EMEA) regions partially offset by lower sales in the Central and Latin America (CALA) for 2014 compared with 2013. Net sales to customers located outside of the U.S. comprised 45% of total net sales for both 2014 and 2013. Foreign exchange rates negatively affected net sales by less than 1% for 2014 as compared to 2013. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Year ended December 31,		Change
	2014	2013	$	%
	(dollars in millions)
Gross profit	$1,397.3	$1,200.9	$196.4	16.4%
Gross margin percent	36.5%	34.5%
SG&A expense	484.9	502.3	(17.4)	(3.5)
As a percent of sales	12.7%	14.4%
R&D expense	125.3	126.4	(1.1)	(0.9)
As a percent of sales	3.3%	3.6%

Gross profit (net sales less cost of sales). Gross profit and gross profit margin increased for 2014 compared to 2013 primarily due to higher sales volumes, a favorable change in the mix of products sold and benefits from cost savings initiatives. While all of our segments recorded higher gross margins in 2014 as compared to 2013, the majority of the increase was attributable to the Wireless segment.

Selling, general and administrative expense. Selling, general and administrative (SG&A) expense for 2014 included a reduction in expense of $13.1 million resulting from an adjustment to the estimated fair value of contingent consideration payable related to the Redwood acquisition. SG&A expense for 2014 and 2013 included transaction costs of $12.1 million and $27.2 million, respectively. The 2013 transaction costs included a $20.2 million fee to terminate the Carlyle management agreement. Excluding these adjustments, SG&A expense increased by $10.8 million for 2014 compared to 2013 primarily as a result of additional sales expense in certain target markets, increases in equity-based compensation and higher cash incentive expense. These increased costs were partially offset by benefits from cost reduction initiatives. Although bad debt expense increased in 2014 as compared to 2013, the $4.4 million write-off of an uncollectible account during 2014 did not affect bad debt expense for 2014 as the account was fully reserved at the time of the write-off. The reduction in SG&A expense as a percentage of net sales for 2014 was primarily the result of higher net sales.

Research and development. Research and development (R&D) expense decreased for 2014 compared to 2013. Cost savings initiatives in the Broadband segment resulted in lower R&D expense during 2014. These decreases were largely offset by increased investments in R&D in our Enterprise segment. The reduction in R&D expense as a percentage of net sales for 2014 was primarily the result of higher net sales. R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs and Asset impairments

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in millions)
Amortization of purchased intangible assets	$178.3	$174.9	$3.4	1.9%
Restructuring costs, net	19.3	22.1	(2.8)	(12.7)
Asset impairments	12.1	45.5	(33.4)	(73.4)

Amortization of purchased intangible assets. The amortization of purchased intangible assets was higher in 2014 compared to 2013 primarily due to the additional amortization resulting from the July 2014 acquisition of Alifabs, the July 2013 acquisition of Redwood and the March 2013 acquisition of iTRACS.

Restructuring costs, net. The restructuring costs recognized in 2014 were primarily related to the consolidation of operations following the closings of manufacturing operations at two locations in the U.S. and one location in China and continued efforts to realign and lower our cost structure. The 2013 restructuring costs were partially offset by a gain of $18.7 million related to the sale of a business within the Broadband segment. Excluding this gain, $40.8 million of restructuring costs were incurred in 2013 primarily related to workforce reductions and other cost reduction initiatives at certain domestic and international facilities.

We expect to incur additional pretax costs of $1 million to $2 million related to completing actions announced to date. Additional restructuring actions may be identified and resulting charges and cash requirements could be material.

Asset impairments. We recognized impairment charges of $12.1 million in 2014 consisting of a $4.9 million impairment of goodwill in the Wireless segment and a $7.2 million impairment of intangible assets in the Broadband segment. We recognized impairment charges of $45.5 million in 2013 consisting of a $36.2 million impairment of goodwill in the Broadband segment and a $9.3 million impairment of long-lived assets in the Wireless segment. It is possible that we may incur additional asset impairment charges in future periods.

Net interest expense, Other expense, net and Income taxes

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in millions)
Net interest expense	$174.0	$205.5	$(31.5)	(15.3)%
Other expense, net	86.4	48.0	38.4	80.0
Income tax expense	80.3	56.8	23.5	41.4

Net interest expense. In May 2014, we issued $1.3 billion of new senior notes, $650.0 million of 5.00% Senior Notes due June 15, 2021 (the 2021 Notes) and $650.0 million of 5.50% Senior Notes due June 15, 2024 (the 2024 Notes) and used substantially all of the net proceeds to redeem the entire outstanding amount of the 8.25% senior notes that were due in 2019 (the 2019 Notes). In connection with the redemption of the 2019 notes in June 2014, we wrote off $19.1 million of deferred financing costs to interest expense. In May 2013, we issued $550.0 million of senior PIK toggle notes due June 1, 2020 (the senior PIK toggle notes), which resulted in $38.0 million of interest expense during 2014 as compared to $22.5 million in 2013.

Interest expense for 2013 included a write-off of deferred financing costs of $7.9 million related to the redemption of $400.0 million of the 2019 Notes with the net proceeds of the Company’s initial public offering. As a result of amending our senior secured term loans and making a voluntary term loan repayment of $100.0 million during 2013, interest expense included a write-off of deferred financing costs and original issue discount of $3.4 million. Despite the higher write-offs of debt-related costs, net interest expense decreased in 2014 compared to 2013 primarily due to a lowering of the interest rate on our outstanding borrowings.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of deferred financing costs and original issue discount and assuming the cash interest rate on the senior PIK toggle notes, was 5.38% as of December 31, 2014 and 6.89% as of December 31, 2013.

Other expense, net. In connection with redeeming the 2019 Notes in June 2014 and December 2013, we paid a premiums of $93.9 million and $33.0 million, respectively, which were included in other expense, net. We also incurred costs of $3.3 million during 2013, which were included in other expense, net, related to amending our senior secured term loan facility.

Foreign exchange losses of $2.7 million were included in other expense, net for 2014 compared to $9.8 million for 2013.

During 2014, we recorded pretax gains on the sale of investments of $12.3 million, which were recorded in other expense, net. Other expense, net for 2014 also included our share of losses in our equity investments of $1.5 million compared to losses of $1.4 million for 2013. Also, included in other expense, net, for 2013 was the write-off of one such equity investment of $0.8 million.

Income taxes. Our effective income tax rate of 25.3% for 2014 included reductions in tax expense related to reductions in reserves for uncertain tax positions as a result of the lapse of statutes of limitations on certain matters. The benefits to the income tax rate were partially offset by the impact of losses in certain jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable and the provision for state income taxes. Earnings in foreign jurisdictions, which are generally taxed at rates lower than the U.S. statutory rate, reduce our effective tax rate. This reduction is largely offset by providing for the cost of repatriating the majority of these earnings.

For 2013, our effective income tax rate of 74.5% included the impact of a $36.2 million goodwill impairment charge that is not deductible for income tax purposes. In addition to the impairment charge, the effective tax rate for 2013 reflected increases in valuation allowances and losses in certain foreign jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable.

We generally expect that our effective income tax rate will continue to reflect a minimal benefit from lower tax rates on operations outside the U.S. due to our expectation that a significant portion of earnings from such operations will be repatriated to the U.S.

Segment Results

Our three reportable segments, which align with the manner in which the business is managed, are Wireless, Enterprise and Broadband.

	Year Ended December 31,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
Wireless	$2,469.8	64.5%	$2,174.2	62.5%	$295.6	13.6%
Enterprise	850.5	22.2	827.9	23.8	22.6	2.7
Broadband	511.1	13.3	484.6	13.9	26.5	5.5
Inter-segment eliminations	(1.8)	(0.0)	(6.6)	(0.2)	4.8

Consolidated net sales	$3,829.6	100.0%	$3,480.1	100.0%	$349.5	10.0%

Operating income (loss) by segment:
Wireless	$468.1	19.0%	$303.4	14.0%	$164.7	54.3%
Enterprise	99.8	11.7	66.7	8.1	33.1	49.6
Broadband	9.5	1.9	(40.4)	(8.3)	49.9	NM

Consolidated operating income	$577.4	15.1%	$329.7	9.5%	$247.7	75.1%

Non-GAAP adjusted operating income by segment (1):
Wireless	$600.3	24.3%	$449.4	20.7%	$150.9	33.6%
Enterprise	166.6	19.6	155.3	18.8	11.3	7.3
Broadband	41.5	8.1	15.4	3.2	26.1	169.5

Non-GAAP consolidated adjusted operating income	$808.3	21.1%	$620.1	17.8%	$188.3	30.4%

NM – Not meaningful

(1)	See “Reconciliation of Non-GAAP Measures”.

Wireless Segment

We provide merchant RF wireless network connectivity solutions and small cell DAS solutions. Our solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy both cell sites and small cell DAS solutions to meet 2G, 3G and 4G cellular coverage and capacity requirements. Our macro cell site solutions can be found at wireless tower sites, rooftops, and include base station antennas, microwave antennas, hybrid fiber-feeder cables, coaxial cables, connectors, amplifiers, filters and backup power solutions . Our metro cell solutions can be found outdoors on street poles and on other urban structures and include RF delivery, equipment housing and concealment. These fully integrated outdoor systems consist of specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment. Our small cell DAS solutions are composed of distributed antenna systems that allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems.

The Wireless segment net sales significantly increased in the U.S., the APAC region and Europe for 2014 compared to 2013 primarily as a result of 4G/LTE rollouts in developed markets and 3G coverage buildouts in emerging markets. These improvements in Wireless segment net sales were partially offset by lower sales in the Middle East and the CALA region. The acquisition of Alifabs provided incremental net sales of $25.2 million to the Wireless segment in 2014. Foreign exchange rate changes had a negative impact of less than 1% on Wireless segment net sales for 2014 compared to 2013.

Wireless segment operating income and non-GAAP adjusted operating income increased substantially for 2014 as compared to 2013 primarily due to the higher level of net sales, with additional benefit from a favorable mix of products sold and the benefit of cost reduction initiatives. During 2014, we recorded a goodwill impairment charge in the Wireless segment primarily as a result of lower projected future operating results for the Microwave reporting unit than those used in the 2013 annual impairment test.

Our sales to wireless operators can be volatile. Although we expect lower sales for our Wireless segment in 2015, we expect longer term demand for Wireless products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth for mobile data services (including 4G deployments) in developed markets. Uncertainty in the global economy or a particular region or consolidation among wireless operators may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales.

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

Enterprise segment net sales were higher in 2014 compared to 2013 primarily due to higher net sales in the APAC and U.S. regions that were partially offset by a decrease in sales in the EMEA region. Foreign exchange rate changes had a negative impact of less than 1% on Enterprise segment net sales for 2014 as compared to 2013.

Enterprise segment operating income and non-GAAP adjusted operating income increased for 2014 as compared to 2013. Operating income for 2014 reflected a $13.1 million benefit related to the adjustment of the estimated fair value of contingent consideration payable from the Redwood acquisition. The positive impact of this adjustment to contingent consideration payable was excluded from the calculation of non-GAAP adjusted operating income. Higher net sales and the benefit of cost reduction initiatives had positive impacts on operating income and non-GAAP adjusted operating income that were partially offset by increased costs related to developing and marketing new solutions.

We expect the modest sales growth in our Enterprise segment in 2015 as well as long-term demand for Enterprise products to be driven by global information technology and data center spending as the ongoing need for bandwidth and intelligence in the network continues to create demand for high-performance structured connectivity solutions in the enterprise market. Uncertain global economic conditions, variability in the levels of commercial construction activity, uncertain levels of information technology spending and reductions in the levels of distributor inventories may negatively affect demand for our products.

Broadband Segment

We provide cable and communications products that support the multi-channel video, voice and high-speed data services provided by MSOs. We believe we are the leading global manufacturer of coaxial cable for hybrid fiber coaxial networks globally and a leading supplier of fiber optic cable for North American MSOs.

Broadband segment net sales increased in 2014 as compared to 2013 as a result of higher spending by MSOs in the U.S. The higher domestic net sales were partially offset by lower net sales in most other major geographic regions. Foreign exchange rate changes had a negative impact of less than 1% on Broadband segment net sales for 2014 as compared to 2013.

Broadband segment operating income and non-GAAP adjusted operating income increased in 2014 as compared to 2013. During 2014, we recorded an impairment charge in the Broadband segment related to certain intangible assets that we have determined are no longer recoverable. Broadband segment non-GAAP adjusted operating income for 2014 improved primarily as a result of higher net sales and the benefit of cost reduction initiatives. The Broadband segment recorded operating losses in 2013 primarily as a result of goodwill impairment charges.

We expect demand for Broadband products to continue to be influenced by ongoing maintenance requirements of cable networks, cable providers’ competition with telecommunication service providers, consolidation in the broadband service provider market and activity in the residential construction market. Spending by our Broadband customers on maintaining and upgrading networks is expected to continue to be influenced by uncertain regional and global economic conditions. We expect a decline in our Broadband segment net sales for 2015 as compared to 2014 as a result of product rationalization.

Comparison of results of operations for the year ended December 31, 2013 with the year ended December 31, 2012

	Year ended December 31,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$3,480.1	100.0%	$3,321.9	100.0%	$158.2	4.8%
Gross profit	1,200.9	34.5	1,060.7	31.9	140.2	13.2
Operating income	329.7	9.5	238.2	7.2	91.5	38.4
Non-GAAP adjusted operating income (1)	620.1	17.8	501.1	15.1	119.0	23.7
Net income	19.4	0.6	5.4	0.2	14.0	259.3
Diluted earnings per share	$0.12		$0.03

(1)	See “Reconciliation of Non-GAAP Measures”

Net sales

	Year Ended December 31,		Change
	2013	2012	$	%
	(dollars in millions)
Net sales	$3,480.1	$3,321.9	$158.2	4.8%
Domestic net sales	1,903.0	1,754.3	148.7	8.5
International net sales	1,577.1	1,567.6	9.5	0.6

Net sales. The increase in net sales for 2013 compared to 2012 was primarily attributable to higher sales to domestic wireless operators in the Wireless segment as they continued to expand 4G coverage and capacity. This increase was partially offset by lower net sales in the Broadband and Enterprise segments. In addition to the growth in the U.S., net sales were higher in the CALA and EMEA regions partially offset by lower sales in the APAC region for 2013 compared with 2012. Foreign exchange rates negatively affected net sales by less than 1% for 2013 as compared to 2012. Acquisitions had an immaterial favorable effect on 2013 net sales. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Year Ended December 31,		Change
	2013	2012	$	%
	(dollars in millions)
Gross profit	$1,200.9	$1,060.7	$140.2	13.2%
Gross margin percent	34.5%	31.9%
SG&A expense	502.3	461.1	41.2	8.9
As a percent of sales	14.4%	13.9%
R&D expense	126.4	121.7	4.7	3.9
As a percent of sales	3.6%	3.7%

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

Selling, general and administrative expense. SG&A expense increased for 2013 compared to 2012 primarily as a result of the $20.2 million fee paid to terminate the Carlyle management agreement, incremental SG&A costs from the iTRACS and Redwood acquisitions, additional sales expense in certain target markets and increases in incentive compensation costs. These costs were partially offset by benefits from cost reduction initiatives and a decrease in bad debt expense.

Research and development. R&D expense was higher for 2013 compared to 2012 primarily due to R&D spending added by the iTRACS and Redwood acquisitions that was partially offset by the benefit of cost savings initiatives, which included the closure in 2012 of a facility in New Jersey. R&D expense as a percentage of net sales for 2013 was essentially unchanged compared to 2012. R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs and Asset impairments

	Year Ended December 31,		Change
	2013	2012	$	%
	(dollars in millions)
Amortization of purchased intangible assets	$174.9	$175.7	$(0.8)	(0.5)%
Restructuring costs, net	22.1	23.0	(0.9)	(3.9)
Asset impairments	45.5	40.9	4.6	11.2

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

Net interest expense, Other expense, net and Income taxes

	Year Ended December 31,		Change
	2013	2012	$	%
	(dollars in millions)
Net interest expense	$205.5	$185.6	$19.9	10.7%
Other (income) expense, net	48.0	15.4	32.6	NM
Income tax expense	56.8	31.9	24.9	78.1

NM – Not meaningful

Net interest expense. We incurred net interest expense of $205.5 million for 2013 compared to $185.6 million for 2012. Interest expense on the senior PIK toggle notes issued in May 2013 was $22.5 million during 2013. In addition, interest expense for 2013 included a write-off of deferred financing costs of $7.9 million related to the redemption of $400.0 million of the 2019 Notes with the net proceeds of the Company’s initial public offering. As a result of amending our senior secured term loans and making a voluntary term loan repayment of $100.0 million during 2013, interest expense included a write-off of deferred financing costs and original issue discount of $3.4 million. Partially offsetting these increases were interest savings from rate reductions that resulted from the term loan amendments. Interest expense for 2012 included a $3.1 million write-off of deferred financing costs and original issue discount related to amendments to the senior secured term loan and asset-based revolving credit facility completed during 2012.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of deferred financing costs and original issue discount and assuming the cash interest rate on the senior PIK toggle notes, was 6.89% as of December 31, 2013 and 7.33% as of December 31, 2012.

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

Segment Results

	Year Ended December 31,
	2013		2012
	Amount	% of net sales	Amount	% of net sales	Dollar change	% change
	(dollars in millions)
Net sales by segment:
Wireless	$2,174.2	62.5%	$1,917.1	57.7%	$257.1	13.4%
Enterprise	827.9	23.8	846.5	25.5	(18.6)	(2.2)
Broadband	484.6	13.9	564.0	17.0	(79.4)	(14.1)
Inter-segment eliminations	(6.6)	(0.2)	(5.7)	(0.2)	(0.9)

Consolidated net sales	$3,480.1	100.0%	$3,321.9	100.0%	$158.2	4.8%

Operating income (loss) by segment:
Wireless	$303.4	14.0%	$106.7	5.6%	$196.7	184.3%
Enterprise	66.7	8.1	119.6	14.1	(52.9)	(44.2)
Broadband	(40.4)	(8.3)	11.9	2.1	(52.3)	(439.5)

Consolidated operating income	$329.7	9.5%	$238.2	7.2%	$91.5	38.4%

Non-GAAP adjusted operating income (loss) by segment (1):
Wireless	$449.4	20.7%	$269.1	14.0%	$180.3	67.0%
Enterprise	155.3	18.8	189.7	22.4	(34.4)	(18.1)
Broadband	15.4	3.2	42.2	7.5	(26.8)	(63.5)

Non-GAAP consolidated adjusted operating income	$620.1	17.8%	$501.1	15.1%	$119.1	23.8%

(1)	See “Reconciliation of Non-GAAP Measures”

Wireless Segment

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

Wireless segment operating income and non-GAAP adjusted operating income increased in 2013 as compared to 2012 primarily due to the higher level of net sales, a favorable mix of products sold and the benefit of cost reduction initiatives. In addition to these improvements, the Wireless segment also experienced a $31.6 million reduction in asset impairment charges. These increases to operating income were partially offset by the portion of the Carlyle management agreement termination fee that was allocated to the Wireless segment ($11.6 million) and $2.4 million of higher restructuring charges.

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

The decrease in Enterprise segment operating income and non-GAAP adjusted operating income for 2013 as compared to 2012 was primarily attributable to lower sales (mainly resulting from an increase in discounting for certain projects) and the impact of iTRACS and Redwood, as investments are made to develop product offerings and integrate the acquired businesses. Enterprise segment operating income also decreased as a result of $4.8 million of higher restructuring costs, the allocation of $5.4 million of the Carlyle management agreement termination fee.

Broadband Segment

Broadband segment net sales decreased for 2013 as compared to 2012 in all major geographic regions primarily as a result of the completion of large international projects and the impact of decreased U.S. federal stimulus spending. Foreign exchange rate changes had a negligible negative impact on Broadband segment net sales for 2013 as compared to 2012.

Broadband segment operating income and non-GAAP adjusted operating income for 2013 as compared to 2012 were both negatively affected by lower sales volumes, less favorable pricing and mix of products sold. In addition, Broadband segment operating income decreased in 2013 compared to 2012 as a result of goodwill impairment charges of $36.2 million in 2013 and the allocation of $3.2 million of the Carlyle management agreement termination fee. These decreases in operating income were partially offset by an $8.1 million reduction in net restructuring costs, which included an $18.7 million gain on the sale of certain assets of the BiMetals business. Broadband segment operating income (loss) for 2013 and 2012 included charges of $2.1 million and $8.9 million, respectively, related to a warranty matter for products sold in 2006 and 2007. These charges are excluded from the calculation of non-GAAP adjusted operating income.

Liquidity and Capital Resources

The following table summarizes certain key measures of our liquidity and capital resources:

	For the Year Ended December 31,
	2014	2013	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$729.3	$346.3	$383.0	110.6%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	631.5	523.2	108.3	20.7
Availability under revolving credit facility	321.7	308.7	13.0	4.2
Long-term debt, including current portion	2,707.7	2,514.6	193.1	7.7
Total capitalization (2)	4,015.3	3,602.6	412.7	11.5
Long-term debt, including current portion, as a percentage of total capitalization	67.4%	69.8%

(1)	Working capital consists of current assets of $1,827.6 million less current liabilities of $475.8 million as of December 31, 2014. Working capital consists of current assets of $1,453.4 million less current liabilities of $593.4 million as of December 31, 2013.
(2)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

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

The increase in cash and cash equivalents during 2014 was primarily driven by strong operating performance and the issuance of $1.3 billion of new senior notes that was substantially offset by the redemption of the $1.1 billion outstanding amount of the 8.25% senior notes and the payment of a redemption premium of $93.9 million. The increase in working capital, excluding cash and cash equivalents and current portion of long-term debt, is due to the decrease in the level of accounts payable and other accrued liabilities. The increase in long-term debt was primarily the result of issuance of the new senior notes, net of the redemption of the 8.25% senior notes. The increase in total capitalization primarily reflects the increase in long-term debt and current year earnings.

Cash Flow Overview

	For the Year Ended December 31,
	2014	2013	Dollar Change	% Change
	(dollars in millions)
Net cash generated by operating activities	$289.4	$237.7	$51.7	21.8%
Net cash used in investing activities	(76.0)	(63.4)	(12.6)	19.9
Net cash generated by (used in) financing activities	190.8	(89.7)	280.5	(312.7)

Operating Activities

Cash flow from operations during 2014 increased from 2013 primarily due to increased operating income, partially offset by increased working capital balances. In addition to the increase in working capital, cash flow from operations for 2014 also reflected the payment of a $93.9 million premium related to redeeming the 8.25% senior notes. Cash flow from operations for 2013 included the payment of a premium of $33.0 million related to the redemption of $400.0 million of the 8.25% senior notes and $20.2 million paid to terminate our management agreement with Carlyle.

Uses of cash during 2014 included $184.9 million paid for interest, $98.6 million paid for taxes, $24.4 million paid for restructuring, $23.4 million paid to fund pension and postretirement benefit obligations and a combined increase in inventories and accounts receivable of $23.1 million. These uses of cash were offset by positive operating results.

Excluding any impact from the anticipated acquisition of TE Connectivity’s Telecom, Enterprise and Wireless business, we currently do not expect a significant change in working capital requirements in 2015 and we expect lower cash interest as a result of the benefit from lower interest rates for the entire year. Cash paid for taxes is dependent upon the geographic mix of earnings and the cost of repatriation, both of which can vary from year to year.

Investing Activities

During 2014, we paid $46.7 million, net of cash acquired, in connection with the Alifabs acquisition and received $4.7 million related to the final determination of the iTRACS purchase price. Also during 2014, we paid $15.0 million for the purchase of a non-controlling interest in a company developing high-speed transceivers and photonic integrated circuit products. In addition, we received proceeds of $12.8 million related to the sale of long-term investments, primarily the sale of a portion of our investment in Hydrogenics Corporation.

Investment in property, plant and equipment during 2014 was $36.9 million and primarily related to supporting improvements to manufacturing operations as well as investments in information technology (including software developed for internal use). Excluding any impact from the anticipated acquisition of TE Connectivity’s Telecom, Enterprise and Wireless business, we currently expect total capital expenditures of $35 million to $40 million in 2015.

During 2013, we paid $43.8 million related to our acquisitions of iTRACS and Redwood. We also paid $12.0 million during 2013 in connection with the 2011 acquisition of Argus Technologies. We received proceeds of $26.5 million during 2013 from the sale of businesses. This related to the sale of our BiMetals business in 2013 and additional proceeds received from the 2012 sale of our filter manufacturing subsidiary in Shenzhen, China.

Financing Activities

During 2014, we issued $1.3 billion of new senior notes at a weighted average interest rate of 5.25%. Proceeds from the new senior notes were used to redeem the entire $1.1 billion of outstanding 8.25% senior notes. In connection with issuing the new senior notes, we paid financing costs of $23.3 million 2014.

Also during 2014, we borrowed and repaid $15.0 million under our revolving credit facility and repaid $8.8 million of our senior secured term loans. As of December 31, 2014, we had no outstanding borrowings under our $400.0 million revolving credit facility and the remaining availability was approximately $321.7 million, reflecting a borrowing base of $345.3 million reduced by $23.6 million of letters of credit issued under the revolving credit facility.

We recorded proceeds from stock option exercises and the related excess tax benefits of $23.5 million and $1.4 million in 2014 and 2013, respectively.

In May 2013, we issued $550.0 million in principal amount of the senior PIK toggle notes for net proceeds of $538.8 million. The net proceeds from the note issuance were combined with existing liquidity to pay distributions of $550.0 million to our stockholders and option holders. Although we have paid cash dividends from time to time in the past while we were a privately-held company, we do not currently intend to pay cash dividends in the foreseeable future. The declaration and payment of any dividends in the future may be limited by contractual restrictions, including covenants under the indentures governing our senior notes and senior secured credit facilities.

In October 2013, we received net proceeds of $434.0 million from the issuance of common stock in connection with our initial public offering. The net proceeds from the IPO were used to redeem $400.0 million of the 8.25% senior notes.

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

Future Cash Needs

We expect that our primary future cash needs will be debt service, funding working capital requirements (including operating leases), capital expenditures, funding acquisitions, paying certain restructuring costs, tax payments (including the cost of repatriation), and funding pension and other postretirement benefit obligations. We paid $24.4 million of restructuring costs during 2014 and expect to pay an additional $5 million to $6 million in 2015 and an additional $7 million to $9 million by 2022 related to restructuring actions that have been initiated. Any future restructuring actions would likely require additional cash expenditures and such requirements may be material. As of December 31, 2014, we have an unfunded obligation related to pension and other postretirement benefits of $29.8 million. We made contributions of $23.4 million to our pension and other postretirement benefit plans during 2014. Contributions made during 2014 include those required to comply with an agreement with the Pension Benefit Guaranty Corporation. We expect that our noncurrent employee benefit liabilities will be funded from existing cash balances and cash flow from future operations.

We may voluntarily repay existing debt or repurchase our new senior notes (2021 Notes and 2024 Notes) or our senior PIK toggle notes, if market conditions are favorable and the applicable indenture and the senior secured credit facilities permit such repayment or repurchase.

Although there are no financial maintenance covenants under the terms of our new senior notes or senior PIK toggle notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to Adjusted EBITDA as presented in this Annual Report on Form 10-K (see Reconciliation of Non-GAAP Measures) and also give pro forma effect to certain events, including acquisitions, synergies and cost savings initiatives. For the year ended December 31, 2014, our pro forma adjusted EBITDA, as measured pursuant to indentures governing our notes, was $877.8 million, which included the impact of cost reduction initiatives and acquisitions ($20.6 million) so that the impact of the initiatives and acquisitions are fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at December 31, 2014.

As of December 31, 2014, approximately 29% of our cash and cash equivalents was held outside the United States. Income taxes have been provided on foreign earnings such that there would be no significant tax cost to repatriate substantially all of this cash. The cash tax requirements to repatriate existing funds may vary from year to year.

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

The proposed acquisition of TE Connectivity’s Telecom, Enterprise and Wireless business for approximately $3.0 billion is expected to close by the end of 2015 and be funded using a combination of cash on hand and up to $3.0 billion of additional debt. In addition to the purchase price, we expect to incur financing costs and other transaction-related costs that will require the use of cash on hand or borrowing under our revolving credit facility. If the acquisition is terminated prior to completion, we may be required to pay TE Connectivity a termination fee of $210.0 million.

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

Consolidated

	Year Ended December 31,
	2014	2013	2012
	(dollars in millions)
Operating income	$577.4	$329.7	$238.2
Adjustments:
Amortization of purchased intangible assets	178.3	174.9	175.7
Restructuring costs, net	19.3	22.1	23.0
Equity-based compensation	21.1	16.1	7.5
Asset impairments	12.1	45.5	40.9
Transaction costs (a)	12.1	27.2	6.3
Purchase accounting adjustments (b)	(11.9)	2.5	—
Other	—	2.1	9.4

Non-GAAP adjusted operating income	$808.4	$620.1	$501.1
Depreciation	48.8	55.2	69.5

Non-GAAP adjusted EBITDA	$857.2	$675.3	$570.6

(a)	Reflects transaction costs related to potential and consummated acquisitions as well as transaction costs related to secondary stock offerings. The 2013 adjustment includes the $3.0 million annual management fee paid to Carlyle and the $20.2 million fee paid to terminate the management agreement with Carlyle. The 2012 adjustment includes the $3.0 million management fee paid to Carlyle.
(b)	Reflects non-cash charges resulting from purchase accounting adjustments. The 2014 adjustment also includes $13.1 million for the reduction in the estimated fair value of contingent consideration payable related to the Redwood acquisition.

Wireless Segment

	Year Ended December 31,
	2014	2013	2012
	(dollars in millions)
Operating income	$468.1	$303.4	$106.7
Adjustments:
Amortization of purchased intangible assets	91.3	88.1	90.7
Restructuring costs, net	16.2	24.3	21.9
Equity-based compensation	11.7	8.7	4.7
Asset impairments	4.9	9.4	40.9
Transaction costs	7.6	15.5	3.7
Purchase accounting adjustments	0.6	—	—
Other	—	—	0.5

Non-GAAP adjusted operating income	$600.3	$449.4	$269.1

Enterprise Segment

	Year Ended December 31,
	2014	2013	2012
	(dollars in millions)
Operating income	$99.8	$66.7	$119.6
Adjustments:
Amortization of purchased intangible assets	69.4	68.4	66.6
Restructuring costs, net	0.1	5.1	0.3
Equity-based compensation	6.7	5.2	1.6
Transaction costs	3.0	7.4	1.6
Purchase accounting adjustments	(12.5)	2.5	—

Non-GAAP adjusted operating income	$166.6	$155.3	$189.7

Broadband Segment

	Year Ended December 31,
	2014	2013	2012
	(dollars in millions)
Operating income (loss)	$9.5	$(40.4)	$11.9
Adjustments:
Amortization of purchased intangible assets	17.6	18.4	18.4
Restructuring costs, net	2.9	(7.3)	0.8
Equity-based compensation	2.7	2.3	1.3
Asset impairments	7.2	36.2	—
Transaction costs	1.5	4.3	1.0
Other	—	2.1	8.9

Non-GAAP adjusted operating income	$41.5	$15.4	$42.2

Note: Components may not sum to total due to rounding

Description of the Senior Secured Credit Facilities

Revolving credit facilities

Our senior secured asset-based revolving credit facilities consist of a tranche A revolving credit facility available to our U.S. subsidiaries designated as co-borrowers (the U.S. Borrowers) and a tranche B revolving credit facility available to the U.S. Borrowers and to certain of our non-U.S. subsidiaries (the European Co-Borrowers). Our revolving credit facilities provide for revolving loans and letters of credit in an aggregate amount of up to $250 million for the tranche A revolving credit facility and up to $150 million for the tranche B revolving credit facility, in each case, subject to borrowing base capacity. Letters of credit are limited to $130 million for tranche A and tranche B in the aggregate. Subject to certain conditions, the revolving credit facilities may be expanded by up to $150 million in the aggregate in additional commitments. Loans under the tranche A revolving credit facility are denominated in U.S. dollars and loans under the tranche B revolving credit facility may be denominated, at our option, in either U.S. dollars, euros, pounds sterling or Swiss francs. JPMorgan Chase Bank, N.A. acts as administrative agent for the tranche A revolving credit facility and collateral agent for the revolving credit facilities, and J.P. Morgan Europe Limited acts as administrative agent for the tranche B revolving credit facility. Each revolving credit facility matures in January 2017. We use borrowings under our revolving credit facilities to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments. We amended and restated our revolving credit facility in March 2012 to, among other things, reduce pricing and certain fees. As of December 31, 2014, we had no outstanding borrowing under our revolving credit facilities and $23.6 million of outstanding letters of credit.

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

Term loan facility

Our senior secured term loan facility consists of two tranches, one of which is due January 2017 (the 2017 term loan) and the other is due January 2018 (the 2018 term loan). As of December 31, 2014, we had $345.6 million outstanding under the 2017 term loan and $518.4 million outstanding under the 2018 term loan. JPMorgan Chase Bank, N.A. acts as the administrative agent for our term loan facility.

Borrowings under our term loan facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount at the time of an amendment to the term loan facility in December 2013 ($350.0 million for the 2017 term loan and $525.0 million for the 2018 term loan), with the remaining balance due at final maturity. The interest rate margin applicable to the term loans is, at the Company’s option, either (1) the base rate (which is the highest of the then current Federal Funds rate plus 0.5%, the prime rate most recently announced by JPMorgan Chase Bank, N.A., and the one-month Eurodollar rate (taking into account the Eurodollar rate floor, if any, plus 1.0%)) plus a margin of 1.50% or (2) one-, two-, three- or six-month LIBOR or, if available from all lenders, twelve-month LIBOR (selected at the Company’s option) plus a margin of 2.50%. The 2018 term loan also includes a 0.75% LIBOR floor.

Subject to certain conditions, our term loan facility, without the consent of the then existing lenders (but subject to the receipt of commitments), may be expanded (or a new term loan facility added) by up to the greater of $200 million in the aggregate or such amount as will not cause the net senior secured debt ratio to exceed 2.75 to 1.00. If the effective interest rate on an expanded or new term loan is more than 0.5% higher than the existing term loans, the rate on the existing term loans will be increased to reflect the new rate minus 0.5%.

We may voluntarily prepay loans or reduce commitments under our term loan facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty.

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

Our term loan facility contains customary negative covenants consistent with those applicable to the 2021 Notes and 2024 Notes (see below), including, but not limited to, restrictions on our ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets, or enter into transactions with affiliates. We are currently in compliance with the covenants under our term loan facility.

Our term loan facility provides that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated. Such events of default are consistent with those described above for the revolving credit facilities.

Description of the 2021 Notes and 2024 Notes

In May 2014, CommScope, Inc. issued $650.0 million principal amount of senior notes due June 2021 and $650.0 million principal amount of senior notes due June 2024. The 2021 Notes bear interest at a rate of 5.00%. The 2024 Notes bear interest at a rate of 5.50%. The interest on the 2021 Notes and the 2024 Notes is payable semi-annually in arrears on June 15 and December 15.

All of CommScope, Inc.’s existing and future direct and indirect domestic subsidiaries that guarantee the senior secured credit facilities jointly, severally and unconditionally guarantee the 2021 Notes and the 2024 Notes on a senior unsecured basis. The 2021 Notes and the 2024 Notes may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events. Prior to

June 15, 2017 in the case of the 2021 Notes and June 15, 2019 in the case of the 2024 Notes, the 2021 Notes and 2024 Notes will be redeemable at a redemption price equal to 100% of their principal amount, plus a make-whole premium (as defined in the respective indentures), plus accrued and unpaid interest to the redemption date. On or prior to June 15, 2017, under certain circumstances, we may also redeem up to 40% of the aggregate principal amount of the 2021 Notes and the 2024 Notes at a redemption price of 105.0% in the case of the 2021 Notes or 105.5% in the case of the 2024 Notes, plus accrued and unpaid interest to the redemption date using the proceeds of certain equity offerings.

Beginning on June 15, 2017, the 2021 Notes may be redeemed at the redemption prices listed below, plus accrued interest to the date of redemption.

Redemption in twelve-month period beginning June 15,	Percentage
2017	102.500%
2018	101.250%
2019 and thereafter	100.000%

Beginning on June 15, 2019, the 2024 Notes may be redeemed at the redemption prices listed below, plus accrued interest to the date of redemption.

Redemption in twelve-month period beginning June 15,	Percentage
2019	102.750%
2020	101.833%
2021	101.917%
2022 and thereafter	100.000%

The indentures governing the 2021 Notes and the 2024 Notes limit the ability of CommScope, Inc. and most of its subsidiaries to:

•	incur additional debt or issue certain capital stock unless a fixed charge coverage ratio is satisfied or certain other exceptions apply;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or repurchase or retire subordinated indebtedness;

•	make certain investments;

•	sell assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	permit restrictions on the ability of our subsidiaries to make distributions.

There are no financial maintenance covenants in the indentures governing the 2021 Notes and the 2024 Notes. Events of default under the 2021 Notes and 2024 Notes include, among others, nonpayment of principal or interest when due, covenant defaults, bankruptcy and insolvency events and cross defaults.

Description of the senior PIK toggle notes

In May 2013, CommScope Holdings issued $550.0 million of senior PIK toggle notes that mature on June 1, 2020 (the senior PIK toggle notes). Interest on the senior PIK toggle notes is payable semi-annually in arrears on June 1 and December 1. We are required to pay interest on the senior PIK toggle notes entirely in cash, unless the “Applicable Amount,” as defined in the senior PIK toggle notes Indenture, is less than the applicable semi-annual requisite cash interest payment amount, in which case, we may elect to pay a portion of the interest due on the senior PIK toggle notes for such interest period by increasing the principal amount of the senior PIK toggle notes or by issuing new notes for up to the entire amount of the interest payment, in each case, “PIK Interest,” to the extent described in the senior PIK toggle notes Indenture. For the purposes of the senior PIK toggle notes Indenture, “Applicable Amount” generally refers to CommScope, Inc.’s then current restricted payment capacity under the instruments governing its indebtedness less $20 million plus CommScope Holdings’ cash and cash equivalents less $10 million. Cash interest on the senior PIK toggle notes accrues at the rate of 6.625% per annum. PIK Interest on the senior PIK toggle notes accrues at the rate of 7.375% per annum until the next payment of cash interest.

The senior PIK toggle notes may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events. Prior to June 1, 2016, the senior PIK toggle notes will be redeemable at a redemption price equal to 100% of their principal amount, plus a make-whole premium (as defined in the senior PIK toggle notes Indenture), plus accrued and unpaid interest to the redemption date. On or prior to June 1, 2016, under certain circumstances, we may also redeem up to 40% of the aggregate principal amount of the senior PIK toggle notes at a redemption price of 106.625% plus accrued and unpaid interest to the redemption date using the proceeds of certain equity offerings.

Beginning on June 1, 2016, the senior PIK toggle notes may be redeemed at the redemption prices listed below, plus accrued interest to the date of redemption.

Redemption in twelve-month period beginning June 1,	Percentage
2016	103.313%
2017	101.656%
2018 and thereafter	100.000%

The senior PIK toggle notes Indenture limits the ability of us and most of our subsidiaries to:

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

There are no financial maintenance covenants in the senior PIK toggle notes Indenture. Events of default under the senior PIK toggle notes Indenture include, among others, nonpayment of principal or interest when due, covenant defaults, bankruptcy and insolvency events and cross defaults.

Description of Certain Other Indebtedness

Certain of our subsidiaries are parties to capital leases, other loans, lines of credit and letter of credit facilities. As of December 31, 2014, $0.4 million of capital leases and other loans were outstanding. As of December 31, 2014, there were no borrowings and approximately $11.3 million of borrowing capacity under these lines of credit. We had approximately $3.1 million in letters of credit outstanding and approximately $2.2 million of remaining capacity under these letters of credit facilities.

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations as of December 31, 2014:

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	2015	2016-2017	2018-2019	Thereafter
	(dollars in millions)
Long-term debt, including current maturities (a)	$2,714.5	$9.0	$352.8	$502.7	$1,850.0
Interest on long-term debt (a)(b)	818.4	131.2	252.5	210.0	224.7
Operating leases	86.5	23.4	31.2	17.9	14.0
Purchase obligations (c)	14.1	14.1	—	—	—
Pension and other postretirement benefit liabilities (d)	34.4	17.4	5.2	4.5	7.3
Restructuring costs, net (e)	3.8	3.7	0.1	—	—
Redwood acquisition payments (f)	—	—	—	—	—
Unrecognized tax benefits (g)	—	—	—	—	—

Total contractual obligations	$3,671.7	$198.8	$641.8	$735.1	$2,096.0

(a)	No prepayment or redemption of any of our long-term debt balances has been assumed. Refer to Note 6 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information regarding the terms of our long-term debt agreements.
(b)	Interest on long-term debt excludes the amortization of deferred financing fees and original issue discount. Interest on variable rate debt is estimated based upon rates in effect as of December 31, 2014.
(c)	Purchase obligations include minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.
(d)	Amounts reflect expected contributions related to payments under the postretirement benefit plans through 2024 and expected pension contributions of $14.4 million in 2015 (see Note 10 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).
(e)	Future restructuring payments exclude payments due under lease arrangements which are included in operating leases above.
(f)	Additional payments of up to $49.0 million related to the acquisition of Redwood Systems, Inc. could be due in 2015 if net sales of Redwood products reach various levels of up to $55.0 million over various periods through July 31, 2015. We believe the likelihood is remote that the sales targets will be met or any payments will be required.
(g)	Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $57.5 million has been excluded from the presentation. We anticipate a reduction of up to $5.0 million of unrecognized tax benefits during the next twelve months (see Note 11 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which establishes a single comprehensive model for revenue recognition. Under the new guidance, revenue will be recognized when control over goods or services has been transferred to a customer. When multiple goods or services are sold under a single arrangement, revenue will be allocated based on the relative standalone selling prices of the various elements. We will be required to adopt the standard as of January 1, 2017 and early adoption is not permitted. Transition alternatives include full retrospective adoption or a modified retrospective adoption. We have not determined the transition approach that will be utilized or estimated the impact of adopting the new accounting standard.

Off-Balance Sheet Arrangements

We are not a party to any significant off-balance sheet arrangements, except for operating leases.

Effects of Inflation and Changing Prices

We continually attempt to minimize the effect of inflation on earnings by controlling our operating costs and adjusting our selling prices. The principal raw materials purchased by us (copper, aluminum, steel, plastics and other polymers, bimetals and optical fiber) are subject to changes in market price as they are influenced by commodity markets and other factors. Prices for copper, fluoropolymers and certain other polymers derived from oil and natural gas have, at times, been volatile. As a result, we have increased our prices for certain products and may have to increase prices again in the future. To the extent that we are unable to pass on cost increases to customers without a significant decrease in sales volume or must implement price reductions in response to a rapid decline in raw material costs, these cost changes could have a material adverse impact on the results of our operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. We may utilize derivative financial instruments, among other methods, to hedge some of these exposures. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

The table below summarizes the expected interest and principal payments associated with our variable rate debt outstanding as of December 31, 2014 (mainly the variable rate term loans). The principal payments presented below are based on scheduled maturities and assume no borrowings under the revolving credit facility. The interest payments presented below assume the interest rate in effect as of December 31, 2014 (see Note 6 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). The impact of a 1% increase in the interest rate index (taking into account the impact of the LIBOR floor on the 2018 term loan) on projected future interest payments on the variable rate debt is also included in the table below.

	For the year ended December 31,
	2015	2016	2017	2018	2019	There- after
	(dollars in millions)
Principal and interest payments on variable rate debt	$35.5	$35.1	$360.8	$503.3	$—	$—
Average cash interest rate	3.08%	3.08%	3.23%	3.25%	—	—
Impact of 1% increase in interest rate index	$6.0	$5.9	$2.7	$0.1	$—	$—

We also have $1.85 billion aggregate principal amount of fixed rate senior notes and senior PIK toggle notes. The table below summarizes our expected interest and principal payments related to our fixed rate debt at December 31, 2014 (assuming we make all of our interest payments on the senior PIK toggle notes at the 6.625% cash-pay interest rate).

	For the year ended December 31,
	2015	2016	2017	2018	2019	There- after
	(dollars in millions)
Principal and interest payments on fixed rate debt	$104.7	$104.7	$104.7	$104.7	$104.7	$2,074.7
Average cash interest rate	5.66%	5.66%	5.66%	5.66%	5.66%	5.51%

Foreign Currency Risk

Approximately 45% of our 2014 and 2013 net sales were to customers located outside the U.S. Significant changes in foreign currency exchange rates could adversely affect our international sales levels and the related collection of amounts due. In addition, a significant decline in the value of currencies used in certain regions of the world as compared to the U.S. dollar could adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. Conversely, significant increases in the value of foreign currencies as compared to the U.S. dollar could adversely affect profitability as certain product costs increase relative to a U.S. dollar-denominated sales price. The foreign currencies to which we have the greatest exposure include the Chinese yuan, euro, Brazilian real, Indian rupee and Australian dollar. Local manufacturing provides a natural hedge and we continue to evaluate additional alternatives to help us reasonably manage the market risk related to foreign currency exposures.

We use derivative instruments such as forward exchange contracts to manage the risk of fluctuations in the value of certain foreign currencies. At December 31, 2014, we had foreign exchange contracts with a negative net fair value of ($2.4) million, with maturities ranging from one to nine months with an aggregate notional value of $363 million (based on exchange rates as of December 31, 2014). These instruments are not leveraged and are not held for trading or speculation. These contracts are not designated as hedges for accounting purposes and are marked to market each period through earnings and, as such, there were no unrecognized gains or losses as of December 31, 2014 or 2013. See Note 7 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion of these contracts. We may increase our use of derivative instruments to manage our economic exposure to foreign currency risk.

Commodity Price Risk

Materials, in their finished form, account for a large portion of our cost of sales. These materials, such as copper, aluminum, steel, plastics and other polymers, bimetals and optical fiber, are subject to changes in market price as they are influenced by commodity markets and supply and demand levels, among other factors. Management attempts to mitigate these risks through effective requirements planning and by working closely with key suppliers to obtain the best possible pricing and delivery terms. As of December 31, 2014, we had forward purchase commitments outstanding under take-or-pay contracts for certain metals of approximately $14.1 million that we expect to consume in the normal course of operations through the second quarter of 2015. We may begin to use derivative financial instruments to manage our economic exposure to commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CommScope Holding Company, Inc.

We have audited the accompanying consolidated balance sheets of CommScope Holding Company, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommScope Holding Company, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommScope Holding Company, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 19, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CommScope Holding Company, Inc.

We have audited CommScope Holding Company, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CommScope Holding Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alifabs, which is included in the 2014 consolidated financial statements of CommScope Holding Company, Inc. and constituted approximately 1% of total assets as of December 31, 2014 and 1% of net sales for the year then ended. Our audit of internal control over financial reporting of CommScope Holding Company, Inc. also did not include an evaluation of the internal control over financial reporting of Alifabs.

In our opinion, CommScope Holding Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of CommScope Holding Company, Inc. and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 19, 2015

CommScope Holding Company, Inc.

Consolidated Statements of Operations

and Comprehensive Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net sales	$3,829,614	$3,480,117	$3,321,885
Operating costs and expenses:
Cost of sales	2,432,345	2,279,177	2,261,204
Selling, general and administrative	484,891	502,275	461,149
Research and development	125,301	126,431	121,718
Amortization of purchased intangible assets	178,265	174,887	175,676
Restructuring costs, net	19,267	22,104	22,993
Asset impairments	12,096	45,529	40,907

Total operating costs and expenses	3,252,165	3,150,403	3,083,647

Operating income	577,449	329,714	238,238
Other expense, net	(86,405)	(48,037)	(15,379)
Interest expense	(178,935)	(208,599)	(188,974)
Interest income	4,954	3,107	3,417

Income before income taxes	317,063	76,185	37,302
Income tax expense	(80,291)	(56,789)	(31,949)

Net income	$236,772	$19,396	$5,353

Earnings per share:
Basic	$1.27	$0.12	$0.03
Diluted	$1.24	$0.12	$0.03

Weighted average shares outstanding:
Basic	186,905	160,641	154,708
Diluted	191,450	164,013	155,517

Comprehensive income:
Net income	$236,772	$19,396	$5,353
Other comprehensive income (loss), net of tax:
Foreign currency loss	(51,411)	(4,848)	(4,379)
Defined benefit plans:
Change in unrecognized actuarial gain (loss)	(11,584)	(1,469)	1,813
Change in unrecognized net prior service credit	(6,169)	(3,313)	12,284
Gain on available-for-sale securities	11,892	—	—

Total other comprehensive income (loss), net of tax	(57,272)	(9,630)	9,718

Total comprehensive income	$179,500	$9,766	$15,071

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$729,321	$346,320
Accounts receivable, less allowance for doubtful accounts of $8,797 and $12,617, respectively	612,007	607,489
Inventories, net	367,185	372,187
Prepaid expenses and other current assets	67,875	71,818
Deferred income taxes	51,230	55,609

Total current assets	1,827,618	1,453,423
Property, plant and equipment, net of accumulated depreciation of $207,342 and $183,965 respectively	289,371	310,143
Goodwill	1,451,887	1,450,506
Other intangible assets, net	1,260,927	1,422,192
Other noncurrent assets	126,082	97,791

Total assets	$4,955,885	$4,734,055

Liabilities and Stockholders’ Equity
Accounts payable	$177,806	$251,639
Other accrued liabilities	289,006	332,280
Current portion of long-term debt	9,001	9,462

Total current liabilities	475,813	593,381
Long-term debt	2,698,724	2,505,090
Deferred income taxes	339,945	386,527
Pension and other postretirement benefit liabilities	29,478	40,349
Other noncurrent liabilities	104,306	120,692

Total liabilities	3,648,266	3,646,039
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000; Issued and outstanding shares: None at December 31, 2014 and 2013	—	—
Common stock, $.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 187,831,389 and 185,861,777 at December 31, 2014 and 2013, respectively	1,888	1,868
Additional paid-in capital	2,141,433	2,101,350
Retained earnings (accumulated deficit)	(741,519)	(978,291)
Accumulated other comprehensive loss	(83,548)	(26,276)
Treasury stock, at cost: 961,566 shares at December 31, 2014 and 2013	(10,635)	(10,635)

Total stockholders’ equity	1,307,619	1,088,016

Total liabilities and stockholders’ equity	$4,955,885	$4,734,055

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net income	$236,772	$19,396	$5,353
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	259,504	256,616	262,279
Equity-based compensation	21,092	16,108	7,525
Deferred income taxes	(33,278)	(40,722)	(48,713)
Asset impairments	12,096	45,529	40,907
Non-cash restructuring charges	1,237	11,179	963
Excess tax benefits from equity-based compensation	(11,411)	(229)	(748)
Changes in assets and liabilities:
Accounts receivable	(18,824)	(11,895)	(15,889)
Inventories	(4,324)	(62,141)	18,186
Prepaid expenses and other current assets	1,502	(27,257)	(490)
Accounts payable and other accrued liabilities	(109,922)	57,575	45,763
Other noncurrent liabilities	(49,265)	(21,944)	(35,285)
Other noncurrent assets	715	(3,060)	4,344
Other	(16,476)	(1,454)	1,940

Net cash generated by operating activities	289,418	237,701	286,135

Investing Activities:
Additions to property, plant and equipment	(36,935)	(36,780)	(27,957)
Proceeds from sale of property, plant and equipment	4,575	3,237	2,345
Cash paid for acquisitions	(41,794)	(55,770)	(12,214)
Proceeds from sale of businesses and long-term investments	12,761	26,502	4,022
Cash paid for long-term investments	(15,000)	(750)	(3,250)
Other	441	150	1,529

Net cash used in investing activities	(75,952)	(63,411)	(35,525)

Financing Activities:
Long-term debt repaid	(1,124,392)	(907,817)	(394,356)
Long-term debt proceeds	1,315,026	947,379	299,150
Net proceeds from the issuance of common stock	—	433,958	—
Long-term debt financing costs	(23,257)	(14,560)	(2,701)
Dividends paid	—	(538,705)	(200,000)
Cash paid to stock option holders	—	(11,295)	(732)
Proceeds from the issuance of common shares under equity-based compensation plans	12,052	1,174	—
Excess tax benefits from equity-based compensation	11,411	229	748
Other	—	(32)	(1,631)

Net cash generated by (used in) financing activities	190,840	(89,669)	(299,522)
Effect of exchange rate changes on cash and cash equivalents	(21,305)	(2,676)	(3,815)

Change in cash and cash equivalents	383,001	81,945	(52,727)
Cash and cash equivalents, beginning of period	346,320	264,375	317,102

Cash and cash equivalents, end of period	$729,321	$346,320	$264,375

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Year Ended December 31,
	2014	2013	2012
Number of common shares outstanding:
Balance at beginning of period	185,861,777	154,879,299	154,688,355
Issuance of shares under equity-based compensation plans	1,969,612	238,514	559,914
Shares repurchased under equity-based compensation plans	—	(25,266)	(368,970)
Issuance of shares	—	30,769,230	—

Balance at end of period	187,831,389	185,861,777	154,879,299

Common stock:
Balance at beginning of period	$1,868	$1,558	$1,553
Issuance of shares under equity-based compensation plans	20	2	5
Issuance of shares	—	308	—

Balance at end of period	$1,888	$1,868	$1,558

Additional paid-in capital:
Balance at beginning of period	$2,101,350	$1,655,379	$1,648,165
Issuance of shares under equity-based compensation plans	12,052	1,453	2,727
Equity-based compensation	16,620	10,639	4,003
Tax benefit from shares issued under equity-based compensation plans	11,411	229	484
Issuance of shares	—	433,650	—

Balance at end of period	$2,141,433	$2,101,350	$1,655,379

Retained earnings (accumulated deficit):
Balance at beginning of period	$(978,291)	$(447,687)	$(252,308)
Net income	236,772	19,396	5,353
Dividends paid	—	(538,705)	(200,000)
Cash payment to stock option holders	—	(11,295)	(732)

Balance at end of period	$(741,519)	$(978,291)	$(447,687)

Accumulated other comprehensive loss:
Balance at beginning of period	$(26,276)	$(16,646)	$(26,364)
Other comprehensive income (loss), net of tax	(57,272)	(9,630)	9,718

Balance at end of period	$(83,548)	$(26,276)	$(16,646)

Treasury stock, at cost:
Balance at beginning of period	$(10,635)	$(10,322)	$(5,957)
Net shares repurchased under equity-based compensation plans	—	(313)	(4,365)

Balance at end of period	$(10,635)	$(10,635)	$(10,322)

Total stockholders’ equity	$1,307,619	$1,088,016	$1,182,282

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements

(In thousands, unless otherwise noted)

1.	BACKGROUND AND DESCRIPTION OF THE BUSINESS

CommScope Holding Company, Inc., along with its direct and indirect subsidiaries, is a leading global provider of essential infrastructure solutions for wireless, business enterprise and residential broadband networks. The Company’s solutions and services for wired and wireless networks enable high-bandwidth data, video and voice applications. CommScope’s global leadership position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions and global manufacturing and distribution scale.

As of December 31, 2014 and 2013, funds affiliated with The Carlyle Group (Carlyle) owned 53.9% and 76.1%, respectively, of the outstanding shares of CommScope.

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

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. Goodwill impairment charges of $4.9 million and $36.2 million were recorded during the years ended December 31, 2014 and 2013, respectively. See Notes 4 and 8 for further discussion of these impairment charges.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. During the years ended December 31, 2014, 2013 and 2012, the Company recognized pretax impairment charges, other than goodwill impairments, of $7.2 million, $9.3 million and $40.9 million, respectively. See Notes 4 and 8 for further discussion of these impairment charges.

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

The cumulative amount of undistributed earnings from foreign subsidiaries for which no U.S. taxes have been provided was $441 million as of December 31, 2014. In addition, the Company does not provide for U.S. taxes related to the foreign currency remeasurement gains and losses on its long-term intercompany loans with foreign subsidiaries. These loans are not expected to be repaid in the foreseeable future, and the foreign currency gains and losses are therefore recorded to accumulated other comprehensive income (loss).

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The majority of the Company’s revenue comes from product sales. Revenue from product sales is recognized when the risks and

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

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

Shipping and Handling Costs

CommScope includes shipping and handling costs billed to customers in net sales and includes the costs incurred to transport product to customers as cost of sales. Certain internal handling costs, which relate to activities to prepare goods for shipment, are recorded in selling, general and administrative expense and were approximately $27.2 million, $27.3 million and $25.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $10.5 million, $10.3 million and $7.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

The Company’s risk management strategy permits the reasonable and practical use of derivative hedging instruments such as forward contracts, options, cross currency swaps, certain interest rate swaps, caps and floors, and non-derivative hedging instruments such as foreign-currency-denominated loans. The Company recognizes all derivative financial instruments as assets or liabilities and measures them at fair value. All hedging instruments are designated and documented as a fair value hedge, a cash flow hedge or a net investment hedge at inception. The Company did not designate any transactions as hedges in the years ended December 31, 2014, 2013 or 2012.

The Company also uses derivative instruments such as forward exchange contracts to manage the risk of foreign currency fluctuations. These instruments are not leveraged and are not held for trading or speculation. These contracts are not designated as hedges for accounting purposes and are marked to market each period through earnings and, as such, there were no unrecognized gains or losses as of December 31, 2014 or 2013. See Note 7 for further disclosure related to the derivative instruments and hedging activities.

The Company has elected and documented the use of the normal purchases and sales exception for normal purchase and sales contracts that meet the definition of a derivative financial instrument.

Foreign Currency Translation

For the years ended December 31, 2014, 2013 and 2012, approximately 45%, 45% and 47%, respectively, of the Company’s net sales were to customers located outside the U.S. A portion of these sales were denominated in currencies other than the U.S. dollar, particularly sales from the Company’s foreign subsidiaries. The financial position and results of operations of certain of the Company’s foreign subsidiaries are measured using the local

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

currency as the functional currency. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries have been translated at the exchange rates as of the balance sheet date. Translation gains and losses are recorded to accumulated other comprehensive income (loss).

Aggregate foreign currency transaction gains and losses of the Company and its subsidiaries, such as those resulting from the settlement of receivables or payables and short-term intercompany advances in a currency other than the subsidiary’s functional currency, are recorded currently in earnings (included in other expense, net) and resulted in losses of $2.7 million, $9.8 million and $7.0 million during the years ended December 31, 2014, 2013 and 2012, respectively. Foreign currency remeasurement gains and losses related to long-term intercompany loans that are not expected to be settled in the foreseeable future are recorded to accumulated other comprehensive income (loss).

Equity-Based Compensation

The estimated fair value of stock awards that are ultimately expected to vest is recognized as expense over the requisite service periods. The Company records deferred tax assets related to compensation expense for awards that are expected to result in future tax deductions for the Company, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it expects to receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and actual tax deductions reported on the Company’s income tax return are recorded in additional paid-in capital (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statements of Operations and Comprehensive Income as additional income tax expense (if the deferred tax asset exceeds the tax deduction and no excess additional paid-in capital exists from previous awards).

Common Stock, Preferred Stock and Stock Split

On October 4, 2013, the Company’s Board of Directors approved a 3-for-1 stock split of the Company’s outstanding common stock, which was effective as of October 4, 2013. Each share of issued and outstanding common stock was increased to 3 shares of common stock, the number of shares of common stock into which each outstanding option to purchase stock is exercisable was proportionally increased on a 3-for-1 basis, and the exercise price of each outstanding option to purchase common stock was proportionally decreased. All of the share numbers, share prices, exercise prices and other per share information throughout these financial statements have been adjusted on a retroactive basis, to reflect this 3-for-1 stock split, including reclassifying an amount equal to the increase in par value from additional paid-in capital. In conjunction with the Company’s initial public offering in October 2013, the Company’s Board of Directors authorized 1.3 billion shares of common stock, par value $0.01 per share and 200 million shares of preferred stock, par value $0.01 per share.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on net income divided by the weighted average number of common shares outstanding plus the dilutive effect of potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding equity-based awards (stock options and restricted stock units). Certain outstanding equity-based awards were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met (1.4 million, 2.2 million and 6.9 million shares for the years ended December 31, 2014, 2013 and 2012, respectively).

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The following table presents the basis for the earnings per share computations:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income for basic and diluted earnings per share	$236,772	$19,396	$5,353
Denominator:
Weighted average shares outstanding – basic	186,905	160,641	154,708
Dilutive effect of equity-based awards	4,545	3,372	809

Weighted average common shares outstanding – diluted	191,450	164,013	155,517

Earnings per share:
Basic	$1.27	$0.12	$0.03
Diluted	$1.24	$0.12	$0.03

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

The Company manages its exposures to credit risk associated with accounts receivable using such tools as credit approvals, credit limits and monitoring procedures. CommScope estimates the allowance for doubtful accounts based on the actual payment history and individual circumstances of significant customers as well as the age of receivables. In management’s opinion, as of December 31, 2014, the Company did not have significant unreserved risk of credit loss due to the nonperformance of customers or other counterparties related to amounts receivable. However, an adverse change in financial condition of a significant customer or group of customers or in the telecommunications industry could materially affect the Company’s estimates related to doubtful accounts.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

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

3.	ACQUISITIONS AND DIVESTITURES

Acquisitions

Alifabs Group

In July 2014, the Company acquired two businesses of United Kingdom-based Alifabs Group (Alifabs) for $48.8 million ($46.7 million, net of cash acquired). Alifabs is a designer and supplier of enclosures, monopoles, smaller streetworks towers and tower solutions for the United Kingdom telecommunications, utility and energy markets. Sales of Alifabs products reflected in the Consolidated Statements of Operations and Comprehensive Income were $25.2 million for the year ended December 31, 2014.

The preliminary allocation of the purchase price, based on estimates of the fair values of assets acquired and liabilities assumed, is as follows (in millions):

Estimated Fair Value
Cash and cash equivalents	$2.1
Other current assets	15.7
Identifiable intangible assets	26.9
Goodwill	15.3
Other noncurrent assets	0.6
Less: Liabilities assumed	(11.8)

Net acquisition cost	$48.8

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

Redwood Systems, Inc.

In July 2013, the Company acquired Redwood Systems, Inc. (Redwood), a provider of LED lighting solutions and integrated sensor networks for data centers and buildings. Redwood was acquired for an initial payment of

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

$9.8 million and contingent consideration with an estimated fair value of $12.4 million as of the acquisition date. The Company may be required to pay up to an additional $37.25 million of consideration if certain net sales targets of up to $55.0 million are met over various periods through July 31, 2015. During the year ended December 31, 2014, the estimated fair value of the liability for contingent consideration was reduced to zero (see Note 8). In addition, there are potential retention payments for employees of Redwood of up to $11.75 million based on the same net sales targets as the contingent consideration. The Company believes that the likelihood is remote that any of the retention payments will be made. Redwood is a component of the Enterprise segment.

The allocation of the purchase price, based on estimates of the fair values of assets acquired and liabilities assumed, is as follows (in millions):

Estimated Fair Value
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

iTRACS Corporation

In March 2013, the Company acquired substantially all of the assets and assumed certain liabilities of iTRACS Corporation (iTRACS) for approximately $34.0 million in cash. In March 2014, the Company reached an agreement with the former owners of iTRACS to adjust the purchase price by $4.7 million and that amount was received by the Company in April 2014. iTRACS develops and markets enterprise-class data center infrastructure management (DCIM) solutions. iTRACS is a component of the Enterprise segment.

The allocation of the purchase price, based on the estimated fair values of assets acquired and liabilities assumed, is as follows (in millions):

Estimated Fair Value
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

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Argus Technologies

In 2013, the Company made the final payment of $12.0 million for the 2011 acquisition of Argus Technologies.

Divestitures

BiMetals Sale

In December 2013, the Company sold certain assets of its BiMetals business. The Company received $23.0 million in cash and a note with a face value of $15.0 million and a term of up to 7 years. The estimated fair value of the note was $9.8 million. A portion of the Company’s identified intangible assets ($2.9 million) and goodwill ($6.5 million) were allocated to the sale transaction. The Company recorded a net gain on the transaction of $18.7 million that was reported in restructuring costs, net on the Consolidated Statements of Operations and Comprehensive Income. The gain on sale is reported in the Broadband segment.

Other

During the year ended December 31, 2012, the Company sold its filter manufacturing facility in Shenzhen, China for $6.9 million, net of cash sold, of which $4.0 million was received in the year ended December 31, 2012 and $2.9 million in the year ended December 31, 2013. A gain of $1.5 million was recorded in the year ended December 31, 2012 related to the sale.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets other than goodwill as of December 31, 2014 and 2013 (in millions):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer base	$1,167.8	$450.1	$717.7	$1,148.1	$335.4	$812.7
Trade names and trademarks	555.5	111.6	443.9	554.0	83.7	470.3
Patents and technologies	236.9	137.8	99.1	241.4	102.4	139.0
Non-compete agreements	0.3	0.1	0.2	0.3	0.1	0.2

Total intangible assets	$1,960.5	$699.6	$1,260.9	$1,943.8	$521.6	$1,422.2

During 2014, as a result of reduced expectations of future cash flows of a product line in the Broadband Segment, certain intangible assets were determined to be impaired. A pretax charge of $7.2 million was recognized, which consisted of $2.6 million of customer base, $0.2 million of trade names and trademarks, and $4.4 million of patents and technologies intangible assets (recorded in other expense, net, on the Consolidated Statements of Operations and Comprehensive Income).

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The Company’s finite-lived intangible assets are being amortized on a straight-line basis over the weighted-average amortization periods in the following table. The aggregate weighted-average amortization period is 12.6 years.

Weighted- Average Amortization Period
(in years)
Customer base	10.1
Trade names and trademarks	19.8
Patents and technologies	6.7
Non-compete agreements	4.0

Amortization expense for intangible assets was $178.3 million, $174.9 million and $175.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated amortization expense for the next five years is as follows (in millions):

Estimated Amortization Expense
2015	$178.1
2016	177.2
2017	152.2
2018	143.9
2019	116.4

The following table presents the allocation of goodwill by reportable segment (in millions):

	Wireless	Enterprise	Broadband	Total
Goodwill, gross as of December 31, 2011	$828.8	$638.9	$96.4	$1,564.1
Adjustments to purchase price allocations	(4.5)	(2.4)	(3.6)	(10.5)
Foreign exchange	0.5	—	—	0.5

Goodwill, gross, as of December 31, 2012	824.8	636.5	92.8	1,554.1
Preliminary purchase price allocations	—	23.0	—	23.0
Goodwill allocated to BiMetals sale	—	—	(6.5)	(6.5)
Foreign exchange	(3.7)	—	—	(3.7)

Goodwill, gross, as of December 31, 2013	821.1	659.5	86.3	1,566.9
Acquisitions and adjustments to purchase price allocations	15.3	(5.7)	—	9.6
Foreign exchange	(3.3)	—	—	(3.3)

Goodwill, gross, as of December 31, 2014	$833.1	$653.8	$86.3	$1,573.2

Accumulated impairment charges as of December 31, 2011 and 2012	$(80.2)	$—	$—	$(80.2)
Impairment charges for year ended December 31, 2013	—	—	(36.2)	(36.2)

Accumulated impairment charges as of December 31, 2013	(80.2)	—	(36.2)	(116.4)
Impairment charges for year ended December 31, 2014	(4.9)	—	—	(4.9)

Accumulated impairment charges as of December 31, 2014	$(85.1)	$—	$(36.2)	$(121.3)

Goodwill, net, as of December 31, 2014	$748.0	$653.8	$50.1	$1,451.9

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

During 2014, management determined that an indicator of possible impairment existed for the Microwave Antenna Group (Microwave) reporting unit in the Wireless segment, as a result of lower than expected levels of sales and operating income during 2014 and the effect of market conditions on the projected future operations of the business. A step one goodwill impairment test was performed using a discounted cash flow (DCF) valuation model. The significant assumptions in the DCF model are the annual revenue growth rate, the annual operating income margin and the discount rate used to determine the present value of the cash flow projections. The discount rate used for the Microwave reporting unit valuation was 11.0% compared to 11.5% in the 2013 annual test and was based on the estimated weighted average cost of capital as of the test date for market participants in the industry in which the Microwave reporting unit operates. Based on the estimated fair values generated by the DCF model, the Microwave reporting unit did not pass step one of the goodwill impairment test. A step two analysis was performed and a goodwill impairment charge of $4.9 million was recorded. The goodwill impairment charge resulted primarily from lower projected operating results than those used in the 2013 annual impairment test.

During 2013, a goodwill impairment charge of $36.2 million was recorded in the Broadband reporting unit using a DCF model. The discount rate used was 11.0% compared to 11.5% used in the 2012 annual test. The goodwill impairment charge resulted primarily from lower projected operating results than those used in the 2012 annual test.

5.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Allowance for Doubtful Accounts

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year Ended December 31, 2012	$12,315	$2,978	$738	$14,555
Year Ended December 31, 2013	14,555	(757)	1,181	12,617
Year Ended December 31, 2014	12,617	772	4,592	8,797

(1)	Uncollectible customer accounts written off, net of recoveries of previously written off customer accounts. Includes the write-off of one fully reserved uncollectible account of $4,399 for the year ended December 31, 2014.

Inventories

	December 31,
	2014	2013
Raw materials	$90,486	$72,170
Work in process	105,739	124,049
Finished goods	170,960	175,968

	$367,185	$372,187

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Property, Plant and Equipment

	December 31,
	2014	2013
Land and land improvements	$33,711	$34,723
Buildings and improvements	149,596	152,281
Machinery and equipment	306,454	300,810
Construction in progress	6,952	6,294

	496,713	494,108
Accumulated depreciation	(207,342)	(183,965)

	$289,371	$310,143

Depreciation expense was $48.8 million, $55.2 million and $69.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. No interest was capitalized during 2014, 2013 or 2012.

Investments

The Company utilizes the equity method of accounting for investments in entities where it does not have control but has the ability to exercise significant influence over the investee’s operating and financial policies. The Company considers investments in publicly traded securities for which it does not have significant influence as available-for-sale. Available-for-sale securities are carried at fair value with changes in fair value recorded, net of tax, in other comprehensive income (loss). As of December 31, 2014, the Company owned 1.5 million shares of Hydrogenics Corporation (Hydrogenics), a publicly traded company that supplies hydrogen generators and hydrogen-based power modules and fuel cells for various uses. During the year ended December 31, 2014, the Company reduced its ownership in Hydrogenics and no longer has significant influence over the investee’s operating and financial policies. As a result, the Company changed its method of accounting from the equity method to classifying the investment as available-for-sale. The Company’s share of losses in investments accounted for as equity method investments were $1.5 million, $1.4 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the cost basis of the investment in Hydrogenics was $1.2 million, the fair value was $20.4 million and the unrealized pretax gain recorded in accumulated other comprehensive income (loss) was $19.2 million ($11.9 million, net of tax). The Company did not hold any investments that were classified as available-for-sale as of December 31, 2013. As of December 31, 2013 the carrying value of the Hydrogenics investment, accounted for under the equity method, was $3.1 million. Investments are recorded in other noncurrent assets on the Consolidated Balance Sheets.

During the year ended December 31, 2014, the Company sold 0.7 million shares of Hydrogenics common stock, and received proceeds of $10.3 million. Using the average cost method to value the shares sold, the Company recorded pretax realized gains of $9.8 million for the year ended December 31, 2014 (recorded in other expense, net on the Consolidated Statements of Operations and Comprehensive Income). No available-for-sale securities were sold during the years ended December 31, 2013 or 2012.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Other Accrued Liabilities

	December 31,
	2014	2013
Compensation and employee benefit liabilities	$122,291	$124,893
Deferred revenue	25,888	21,498
Product warranty accrual	17,054	24,838
Accrued interest	8,952	47,366
Restructuring reserve	5,657	18,572
Income taxes payable	35,302	24,074
Other	73,862	71,039

	$289,006	$332,280

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Year Ended December 31,
	2014	2013
Foreign currency translation loss
AOCL balance, beginning of period	$(29,072)	$(24,224)
Other comprehensive loss	(51,311)	(5,825)
Amounts reclassified from AOCL	(100)	977

AOCL balance, end of period	$(80,483)	$(29,072)

Pension and other postretirement benefit activity
AOCI balance, beginning of period	$2,796	$7,578
Other comprehensive income (loss)	(11,562)	722
Amounts reclassified from AOCI	(6,191)	(5,504)

AOCI (AOCL) balance, end of period	$(14,957)	$2,796

Gain on available-for-sale securities
AOCI balance, beginning of period	$—	$—
Other comprehensive income	13,771	—
Amounts reclassified from AOCI	(1,879)	—

AOCI balance, end of period	$11,892	$—

Net AOCL, end of period	$(83,548)	$(26,276)

Amounts reclassified from net AOCL related to foreign currency translation gains and losses and available-for-sale gains are recorded in other expense, net in the Consolidated Statement of Operations and Comprehensive Income. Defined benefit plan amounts reclassified from net AOCL are included in the computation of net periodic benefit income and are primarily recorded in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Cash Flow Information

	Year Ended December 31,
	2014	2013	2012
Cash paid during the period for:
Income taxes, net of refunds	$98,636	$80,888	$81,138
Interest	184,925	199,339	172,109
Noncash investing and financing activities:
Noncash acquisition consideration	—	12,400	—
Noncash consideration received for sale of assets	—	11,398	—
Acquisition of treasury stock resulting from stock option exercises	—	279	2,734

6.	FINANCING

	December 31,
	2014	2013
5.00% senior notes due June 2021	$650,000	$—
5.50% senior notes due June 2024	650,000	—
8.25% senior notes due January 2019	—	1,100,000
Senior secured term loan due January 2017	345,625	349,125
Senior secured term loan due January 2018	518,438	523,688
Senior PIK toggle notes due June 2020	550,000	550,000
Senior secured revolving credit facility expires January 2017	—	—
Other	408	1,079

	$2,714,471	$2,523,892
Less: Original issue discount, net of amortization	(6,746)	(9,340)
Less: Current portion	(9,001)	(9,462)

	$2,698,724	$2,505,090

5.00% Senior Notes Due 2021 and 5.50% Senior Notes Due 2024

In May 2014, CommScope, Inc., a direct wholly owned subsidiary of the Company, issued $650.0 million of 5.00% Senior Notes due June 15, 2021 (the 2021 Notes) and $650.0 million of 5.50% Senior Notes due June 15, 2024 (the 2024 Notes), collectively referred to as the New Notes. Interest is payable on the New Notes semi-annually in arrears on June 15 and December 15 of each year.

Proceeds from the New Notes were used to redeem the entire outstanding amount of the 8.25% senior notes due January 2019 (the 2019 Notes) plus pay a redemption premium of $93.9 million, which was included in other expense, net for the year ended December 31, 2014. The remainder of the net proceeds was available for general corporate purposes. In connection with the redemption of the 2019 Notes, the Company wrote off $19.1 million of deferred financing costs to interest expense during the year ended December 31, 2014.

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

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

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

In connection with issuing the New Notes, the Company incurred costs of approximately $23.3 million during the year ended December 31, 2014, which were capitalized as other noncurrent assets and are being amortized over the terms of the notes.

Senior Secured Credit Facilities

The Company’s senior secured credit facilities consist of an $875 million term loan facility and a $400 million asset-based revolving credit facility, of which $864.1 million was outstanding under the term loan facility and no borrowings were outstanding under the asset-based revolving credit facility as of December 31, 2014. The senior secured credit facilities are secured by substantially all of the Company’s assets and are guaranteed by substantially all of the Company’s active domestic subsidiaries.

The senior secured term loan consists of two tranches, one of which is due January 2017 (the 2017 term loan) and the other is due January 2018 (the 2018 term loan). The interest rate margin applicable to the 2017 and 2018 term loans is, at the Company’s option, either (1) the base rate (which is the highest of the then current Federal Funds rate plus 0.5%, the prime rate most recently announced by JPMorgan Chase Bank, N.A., the administrative agent under the Credit Agreement, and the one-month Eurodollar rate (taking into account the Eurodollar rate floor, if any) plus 1.0%) plus a margin of 1.50% or (2) one-, two-, three- or six-month LIBOR or, if available from all lenders, twelve-month LIBOR (selected at the Company’s option) plus a margin of 2.50%. There is a LIBOR floor of 0.75% with respect to the 2018 term loan.

Outstanding principal under the revolving credit facility bears interest at a rate equal to, at the Company’s option, either (1) the base rate (as defined above) plus a margin that ranges from 0.50% to 1.00% or (2) one-, two-, three- or six-month LIBOR (or any other LIBOR period agreed to by the revolving lenders) plus a margin that ranges from 1.50% to 2.00%. The range of margins applied to base rate and LIBOR-based loans is subject to a pricing grid that is dependent on an excess availability calculation. As of December 31, 2014, the applicable margin was 0.50% for base rate loans and 1.50% for LIBOR loans. The unused line fee calculated on the undrawn portion of the revolving credit facility ranges from an annual rate of 0.250% to 0.375% based on usage of the facility. As of December 31, 2014, the rate was 0.375%.

During 2014, the Company borrowed and repaid $15.0 million under the revolving credit facility and made scheduled repayments of $8.8 million of its senior secured term loans. As of December 31, 2014, the Company

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

had remaining availability of approximately $321.7 million under the asset-based revolving credit facility, reflecting a borrowing base of $345.3 million reduced by $23.6 million of letters of credit issued under the revolving credit facility.

During 2013 and 2012, the Company amended its senior secured credit facilities. In connection with the 2013 amendments and a voluntary $100.0 million term loan payment made during 2013, $1.4 million of original issue discount and $2.0 million of deferred financing costs were written off and included in interest expense for 2013. As a result of the 2012 amendments, $0.5 million of original issue discount and $2.6 million of deferred financing fees were written off and included in interest expense for 2012. The amendments in 2013 and 2012 resulted in the repayment of $172.3 million and $104.6 million, respectively, to certain lenders under the senior secured credit facilities and the receipt of $172.3 million and $104.6 million, respectively, in proceeds from new lenders and existing lenders who increased their positions.

The Company also incurred pretax costs of $3.3 million and $1.7 million during 2013 and 2012, respectively, which were included in other expense, net on the Consolidated Statements of Operations and Comprehensive Income (Loss) and in long-term debt financing costs on the Consolidated Statements of Cash Flows. In addition, upfront fees of $10.4 million paid to lenders and other financing costs of $1.0 million that were incurred in connection with the 2012 amendments were recorded as original issue discount during 2012 and are being amortized over the terms of the facilities.

Senior PIK Toggle Notes

In May 2013, CommScope Holding Company, Inc. (the Parent Company) issued $550.0 million of 6.625%/7.375% Senior Payment-in-Kind Toggle Notes due 2020 (the senior PIK toggle notes) in a private offering, for proceeds of $538.8 million, net of debt issuance costs. The net proceeds from the issuance of the senior PIK toggle notes and available cash were used to fund $550.0 million of special cash dividends and distributions to the Parent Company’s equity holders. The senior PIK toggle notes are senior unsecured obligations that are not guaranteed by any of the Parent Company’s subsidiaries.

The Parent Company may redeem the notes in whole or part during periods after June 1, 2016 at redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest to the redemption date, as follows: (i) June 1, 2016 through May 31, 2017 at 103.313%; (ii) June 1, 2017 through May 31, 2018 at 101.656%; and (iii) June 1, 2018 to maturity at 100.000%.

Interest is due on the senior PIK toggle notes semi-annually in arrears on each June 1 and December 1. For each interest period, the Parent Company is required to pay interest on the senior PIK toggle notes entirely in cash, unless the Applicable Amount, as defined in the indenture governing the senior PIK toggle notes (the PIK Notes Indenture), is less than the applicable semi-annual requisite interest payment amount, in which case, the Parent Company may elect to pay a portion of the interest due on the senior PIK toggle notes for such interest period by increasing the principal amount of the senior PIK toggle notes or by issuing new notes for up to the entire amount of the interest payment (in each case, PIK interest) to the extent described in the PIK Notes Indenture. Cash interest on the senior PIK toggle notes will accrue at the rate of 6.625% per annum. PIK interest on the senior PIK toggle notes will accrue at the rate of 7.375% per annum until the next payment of cash interest. The interest payments on the senior PIK toggle notes during the years ended December 31, 2014 and 2013 were paid in cash.

For the purposes of the PIK Notes Indenture, “Applicable Amount” generally refers to the Company’s then current restricted payment capacity under the instruments governing the Company’s other indebtedness, less

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

$20 million, and plus the Parent Company’s cash and cash equivalents less $10 million. Based on the Applicable Amount as of December 31, 2014, the Parent Company would be required to make its next interest payment on the senior PIK toggle notes entirely in cash.

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

Other Matters

The following table summarizes scheduled maturities of long-term debt as of December 31, 2014 (in millions):

	2015	2016	2017	2018	2019	Thereafter
Scheduled maturities of long-term debt	$9.0	$8.9	$343.9	$502.7	$—	$1,850.0

The Company’s non-guarantor subsidiaries held approximately $1,089 million, or 22%, of total assets and approximately $282 million, or 8%, of total liabilities as of December 31, 2014 and accounted for approximately $1,519 million, or 40%, of net sales for the year ended December 31, 2014. The Company’s non-guarantor subsidiaries held approximately $1,077 million, or 23%, of total assets and approximately $315 million, or 9%, of total liabilities as of December 31, 2013 and accounted for approximately $1,358 million, or 39%, of net sales for the year ended December 31, 2013. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the amortization of deferred financing costs and original issue discount, was 5.38% and 6.89% as of December 31, 2014 and 2013, respectively.

7.	DERIVATIVES AND HEDGING ACTIVITIES

The Company uses forward contracts to hedge a portion of its exposure to balances denominated in currencies other than the functional currency of various subsidiaries and to manage exposure to certain planned foreign currency expenditures in order to mitigate the impact of changes in exchange rates. At December 31, 2014, the Company had foreign exchange contracts with maturities ranging from one to nine months with an aggregate notional value of $363 million (based on exchange rates as of December 31, 2014). Unrealized gains and losses resulting from these contracts are recognized in other expense, net and partially offset corresponding foreign exchange gains and losses on these balances. These instruments are not held for speculative or trading purposes. These contracts are not designated as hedges for hedge accounting and are marked to market each period through earnings.

The following table presents the balance sheet location and fair value of the Company’s derivatives:

		Fair Value of Asset (Liability)
	Balance Sheet Location	December 31, 2014	December 31, 2013
Foreign currency contracts	Prepaid expenses and other current assets	$1,165	$2,738
Foreign currency contracts	Other accrued liabilities	(3,584)	(662)

Total derivatives not designated as hedging instruments		$(2,419)	$2,076

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The pretax impact of the foreign currency forward contracts not designated as hedging instruments on the Consolidated Statements of Operations and Comprehensive Income is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Gain (Loss) Recognized
Year ended December 31, 2014	Other expense, net	$(10,273)
Year ended December 31, 2013	Other expense, net	9,010
Year ended December 31, 2012	Other expense, net	529

8.	FAIR VALUE MEASUREMENTS

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, investment in equity securities, debt instruments, foreign currency contracts and contingent consideration payable. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2014 and December 31, 2013 were considered representative of their fair values due to their short terms to maturity. The fair value of the Company’s investment in equity securities is based on quoted market prices. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes. The fair value of the contingent consideration payable was based on a probability weighted discounted cash flow analysis.

The carrying amounts, estimated fair values and valuation input levels of the Company’s investment in equity securities, foreign currency contracts, senior notes, senior secured term loans, senior PIK toggle notes and contingent consideration payable as of December 31, 2014 and December 31, 2013, are as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Investment in equity securities	$20,392	$20,392	$3,112	$41,879	Level 1
Foreign currency contracts	1,165	1,165	2,738	2,738	Level 2
Liabilities:
5.00% senior notes due 2021	650,000	643,500	—	—	Level 2
5.50% senior notes due 2024	650,000	640,250	—	—	Level 2
8.25% senior notes	—	—	1,100,000	1,205,280	Level 2
Senior secured term loans due 2017, at par	345,625	342,169	349,125	349,997	Level 2
Senior secured term loans due 2018, at par	518,438	513,254	523,688	524,997	Level 2
Senior PIK toggle notes due 2020	550,000	566,500	550,000	572,000	Level 2
Foreign currency contracts	3,584	3,584	662	662	Level 2
Contingent consideration	—	—	13,068	13,068	Level 3

Contingent consideration represents the estimated fair value of the expected payment due related to the acquisition of Redwood. The contingent consideration is payable in 2015 and could range from zero to $37.25 million. The amount to be paid is based on the achievement of sales targets of Redwood products with a maximum payout reached with $55.0 million of sales by July 31, 2015. The estimated fair value of the contingent consideration was $12.4 million as of July 3, 2013, the Redwood acquisition date. During the year ended

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

December 31, 2014, the estimated fair value of the contingent consideration was reduced to zero based on revenue projections for the requisite periods, which resulted in a $13.1 million reduction in selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income.

Non-Recurring Fair Value Measurements

During the year ended December 31, 2014, the Company recorded impairment charges of $12.2 million. The valuations supporting the following pretax impairment charges are based on level 3 valuation inputs.

•	Goodwill impairment charge of $4.9 million related to the Wireless segment.

•	Impairment charge of $7.2 million to reduce certain intangible assets in the Broadband segment to their estimated fair value.

In connection with restructuring actions during the year ended December 31, 2014, the Company recorded a pretax charge of $8.1 million related to the unused portion of its leased facility in Joliet, Illinois, that is currently available for sublease. This charge was based on level 3 valuation inputs and recorded in restructuring costs, net on the Consolidated Statements of Operations and Comprehensive Income.

During the year ended December 31, 2013, the Company recorded asset impairment charges of $45.5 million. The valuations supporting the following pretax impairment charges are based on Level 3 valuation inputs.

•	Goodwill impairment charge of $36.2 million related to the Broadband segment.

•	Impairment charge of $3.6 million recognized within the Wireless segment regarding a facility that is being marketed for sale.

•	Other impairment charges of $5.7 million recognized in the Wireless segment for certain production equipment and intellectual property that will no longer be utilized.

In connection with restructuring actions initiated during the year ended December 31, 2013, the Company recorded pretax impairment charges of $7.8 million related to the planned cessation of manufacturing at facilities in Joliet, Illinois and Statesville, North Carolina. These facility and equipment impairment charges, described below, are based on Level 3 valuation inputs and are reported in restructuring costs, net on the Consolidated Statements of Operations and Comprehensive Income.

•	Facility impairment charge of $1.2 million based on market data the Company received for a facility that is being marketed for sale.

•	Equipment impairment charges of $6.6 million related to manufacturing equipment that was no longer being utilized.

Also during the year ended December 31, 2013, the Company sold certain assets of its BiMetals business. As part of the sale consideration, the Company received a note from the purchaser with a face value of $15.0 million and a term of up to 7 years. The Company recorded the note in other noncurrent assets on the Consolidated Balance Sheet at its estimated fair value of $9.8 million. The valuation supporting the estimated fair value of the note receivable was based on Level 3 valuation inputs.

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

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

9.	RESTRUCTURING COSTS AND EMPLOYEE TERMINATION BENEFITS

The Company has initiated restructuring actions to realign and lower its cost structure primarily through workforce reductions and other cost reduction initiatives at various facilities, including the cessation of manufacturing operations at the Joliet, Illinois; Statesville, North Carolina; and Guangzhou, China facilities. Much of the production capacity from these facilities is being shifted to other existing facilities or unaffiliated suppliers. The Company’s net pretax restructuring charges (credits), by segment, were as follows:

	Year Ended December 31,
	2014	2013	2012
Wireless	$16,191	$24,306	$21,859
Enterprise	147	5,094	311
Broadband	2,929	(7,296)	823

Total	$19,267	$22,104	$22,993

The activity within the liability established for these restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	BiMetals Asset Sale	Total
Balance as of December 31, 2011	$18,961	$2,471	$—	$—	$21,432
Additional charge recorded	21,469	561	963	—	22,993
Cash paid	(21,653)	(1,839)	—	—	(23,492)
Foreign exchange and other non-cash items	451	60	(963)	—	(452)

Balance as of December 31, 2012	19,228	1,253	—	—	20,481
Additional charge (credit) recorded	23,355	1,778	15,636	(18,665)	22,104
Cash paid	(25,292)	(1,614)	(4,457)	—	(31,363)
Consideration received	—	—	—	32,783	32,783
Foreign exchange and other non-cash items	(118)	(18)	(11,179)	(14,118)	(25,433)

Balance as of December 31, 2013	17,173	1,399	—	—	18,572
Additional charge recorded	6,625	8,048	4,594	—	19,267
Cash paid	(19,806)	(1,205)	(3,357)	—	(24,368)
Foreign exchange and other non-cash items	(170)	1	(1,237)	—	(1,406)

Balance as of December 31, 2014	$3,822	$8,243	$—	$—	$12,065

Balance sheet classification as of December 31, 2014
Other accrued liabilities	$3,822	$1,835	$—	$—	$5,657
Other noncurrent liabilities	—	6,408	—	—	6,408

Total liability	$3,822	$8,243	$—	$—	$12,065

Employee-related costs include the expected severance costs and related benefits as well as one-time severance benefits that are accrued over the remaining period employees are required to work in order to receive such benefits.

Lease termination costs relate to the discounted cost of unused leased facilities, net of anticipated sub-rental income.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Fixed asset related costs include non-cash impairments or disposals of fixed assets associated with restructuring actions in addition to the cash costs to uninstall, pack, ship and reinstall manufacturing equipment and the costs to prepare the receiving facility to accommodate relocated equipment. These costs are expensed as incurred. Cash paid is net of proceeds received from the sale of related assets.

BiMetals asset sale activity reflects the 2013 sale of the certain assets of the Company’s BiMetals business. The Company received $23.0 million in cash and a note with an estimated fair value of $9.8 million as consideration. In addition to $4.7 million of tangible assets, the transaction also included $2.9 million of identified intangible assets and $6.5 million of goodwill. Within its Broadband segment, the Company recorded a net gain on the transaction of $18.7 million that was reported in restructuring costs, net on the Consolidated Statements of Operations and Comprehensive Income.

As a result of restructuring and consolidation actions, the Company owns unutilized real estate at various facilities in the U.S. and internationally. The Company is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets.

The Company has recognized restructuring charges of $83.1 million since January 2011. Additional pretax costs of approximately $1.0 million to $2.0 million are expected to complete these initiatives. Cash payments of approximately $5.0 million to $6.0 million are expected to be paid by the end of 2015 with additional payments of $7.0 million to $9.0 million to be paid between 2016 and 2022. Additional restructuring actions may be taken and the resulting charges and cash requirements could be material.

10.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors defined contribution retirement savings plans (including a 401(k) plan) that allow employees of certain subsidiaries to contribute a portion of their compensation on a pretax and/or after-tax basis in accordance with guidelines established by the plans and the Internal Revenue Service or other tax authorities. The Company matches a percentage of the employee contributions up to certain limits. During the years ended December 31, 2014, 2013 and 2012, the Company contributed cash of $19.6 million, $20.2 million and $18.9 million, respectively, to these retirement savings plans.

The Company maintains a noncontributory unfunded defined contribution plan (the Supplemental Executive Retirement Plan or SERP) for certain active and retired executives. The Company is not required to make any payments until the participant is eligible to receive retirement benefits. During the years ended December 31, 2014, 2013 and 2012, the Company recognized pretax costs of $2.0 million, $1.8 million, $1.8 million, respectively, representing additional accrued benefits and interest credited under the SERP. The SERP liability was approximately $13.0 million and $12.7 million as of December 31, 2014 and 2013, respectively.

The Company also established a contributory deferred compensation plan (DCP) in 2013 that allows certain executives to defer up to 90% of salary and bonus. Participant accounts are credited or charged amounts consistent with the investment experience of a notional portfolio (as directed by each executive) based on available investment alternatives in the Company’s 401(k) plan. Upon termination of employment, an executive may elect a lump sum payout or annual installments over two to ten years. As of December 31, 2014 and 2013, the DCP liability was $4.2 million and $1.2 million, respectively.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

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

The following table summarizes information for the defined benefit pension and other postretirement benefit plans based on a December 31 measurement date:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation, beginning of year	$290,581	$293,549	$27,242	$36,033
Service cost	453	453	86	248
Interest cost	13,313	11,600	901	912
Plan participants’ contributions	—	—	1,773	1,839
Actuarial loss (gain)	37,638	(4,114)	(3,077)	(3,674)
Net curtailment loss (gain)	—	—	—	970
Settlement (gain) loss	—	—	—	(21)
Plan amendments	—	—	—	(4,242)
Benefits paid, including settlements	(15,747)	(13,666)	(5,169)	(4,823)
Foreign exchange and other	(8,966)	2,759	—	—

Benefit obligation, end of year	$317,272	$290,581	$21,756	$27,242

Change in plan assets:
Fair value of plan assets, beginning of year	$276,913	$258,199	$3,946	$5,210
Employer and plan participant contributions	22,405	22,067	2,766	3,358
Return on plan assets	33,151	7,570	—	201
Benefits paid, including settlements	(15,747)	(13,666)	(5,169)	(4,823)
Foreign exchange and other	(9,073)	2,743	—	—

Fair value of plan assets, end of year	$307,649	$276,913	$1,543	$3,946

Funded status (benefit obligation in excess of fair value of plan assets)	$9,623	$13,668	$20,213	$23,296

The following table presents the balance sheet location of the Company’s pension and postretirement liabilities and assets:

	December 31,
	2014	2013
Other accrued liabilities	$(1,761)	$(1,152)
Pension and other postretirement benefit liabilities	(29,478)	(40,349)
Other noncurrent assets	1,403	4,537

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Foreign plans represented 46% and 48% of the pension benefit obligation and pension plan assets, respectively, as of December 31, 2014 and 45% and 49% of the pension benefit obligation and pension plan assets, respectively, as of December 31, 2013.

During 2013, the Company amended certain of its other postretirement benefit plans to eliminate eligibility for certain employees and reduce medical benefits offered under the plans. The impact of the plan amendments is being recognized over the remaining service life of plan participants in plans with active participants and over the life expectancy of plan participants in plans with no active participants.

The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $283,053 and $261,217 as of December 31, 2014 and 2013, respectively.

The following table summarizes information for the Company’s pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2014	2013
Projected benefit obligation	$171,348	$160,063
Accumulated benefit obligation	171,348	160,063
Fair value of plan assets	160,325	141,857

The following table summarizes pretax amounts included in accumulated other comprehensive loss for the years ended December 31, 2014 and 2013:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Unrecognized net actuarial gain (loss)	$(47,301)	$(28,783)	$1,650	$(1,084)
Unrecognized prior service credit	—	—	27,816	37,793

Total	$(47,301)	$(28,783)	$29,466	$36,709

Pretax amounts for net periodic benefit cost and other amounts included in other comprehensive income (loss) for the defined benefit pension and other postretirement benefit plans consisted of the following components:

	Pension Benefits
	Year Ended December 31,
	2014	2013	2012
Service cost	$453	$453	$408
Interest cost	13,313	11,600	12,732
Recognized actuarial loss	309	469	519
Settlement loss	—	—	1,535
Expected return on plan assets	(15,249)	(14,439)	(12,803)

Net periodic benefit cost (income)	(1,174)	(1,917)	2,391

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Change in unrecognized net actuarial loss (gain)	18,518	2,686	(6,436)

Total included in other comprehensive income (loss)	18,518	2,686	(6,436)

Total recognized in net periodic benefit cost and included in other comprehensive income (loss)	$17,344	$769	$(4,045)

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

	Other Postretirement Benefits
	Year Ended December 31,
	2014	2013	2012
Service cost	$86	$248	$301
Interest cost	901	912	2,200
Recognized actuarial loss (gain)	(343)	279	—
Amortization of prior service credit	(9,977)	(9,618)	(6,759)
Net settlement/curtailment gain	—	(21)	(971)
Expected return on plan assets	—	—	(165)

Net periodic benefit cost (income)	(9,333)	(8,200)	(5,394)

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Change in unrecognized net actuarial loss (gain)	(2,734)	(2,984)	4,286
Change in unrecognized prior service credit	9,977	5,376	(20,023)

Total included in other comprehensive income (loss)	7,243	2,392	(15,737)

Total recognized in net periodic benefit cost and included in other comprehensive income (loss)	$(2,090)	$(5,808)	$(21,131)

Amortization of amounts included in accumulated other comprehensive loss as of December 31, 2014 is expected to increase (decrease) net periodic benefit cost during 2015 as follows:

	Pension Benefits	Other Postretirement Benefits	Total
Amortization of net actuarial loss (gain)	$683	$(1,131)	$(448)
Amortization of prior service credit	—	(9,829)	(9,829)

Total	$683	$(10,960)	$(10,277)

Assumptions

Significant weighted average assumptions used in determining benefit obligations and net periodic benefit cost are as follows:

	Pension Benefits
	2014	2013	2012
Benefit obligations:
Discount rate	3.80%	4.70%	4.10%
Rate of compensation increase	4.00%	4.30%	3.90%
Net periodic benefit cost:
Discount rate	4.70%	4.10%	4.50%
Rate of return on plan assets	5.45%	5.60%	5.55%
Rate of compensation increase	4.30%	3.90%	4.00%

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

	Other Postretirement Benefits
	2014	2013	2012
Benefit obligations:
Discount rate	3.15%	3.50%	2.65%
Net periodic benefit cost:
Discount rate	3.50%	2.65%	4.20%
Health care cost trend rate assumed for next year	7.25%	7.25%	7.35%
Ultimate rate to which the cost trend rate is assumed to decline	4.75%	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2023	2023	2022

The Company considered the available yields on high-quality fixed-income investments with maturities corresponding to the Company’s expected benefit obligations to determine the discount rates at each measurement date.

A one-percentage-point change in assumed health care cost trend rates would have had an immaterial impact on the total service and interest cost components of net periodic benefit cost and the benefit obligation as of and for the year ended December 31, 2014.

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

The estimated fair values and the valuation input levels of the Company’s plan assets as of December 31, 2014 are as follows:

	Pension Benefits		Other Postretirement Benefits
	Level 1 Fair Value	Level 2 Fair Value	Level 1 Fair Value	Level 2 Fair Value
Mutual funds:
U.S. equity	$6,243	$—	$—	$—
International equity	3,735	49,559	—	—
U.S. debt	142,820	—	1,543	—
International debt	6,123	97,662	—	—
Other	1,404	103	—	—

Total	$160,325	$147,324	$1,543	$—

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The estimated fair values and the valuation input levels of the Company’s plan assets as of December 31, 2013 are as follows:

	Pension Benefits		Other Postretirement Benefits
	Level 1 Fair Value	Level 2 Fair Value	Level 1 Fair Value	Level 2 Fair Value
Mutual funds:
U.S. equity	$5,777	$—	$—	$—
International equity	6,343	48,260	—	—
U.S. debt	114,586	—	3,946	—
International debt	11,533	86,640	—	—
Other	3,620	154	—	—

Total	$141,859	$135,054	$3,946	$—

Expected Cash Flows

The Company expects to contribute $14.2 million to the defined benefit pension plans and $3.0 million to the other postretirement benefit plans during 2015.

The following table summarizes projected benefit payments from pension and other postretirement benefit plans through 2024, including benefits attributable to estimated future service (in millions):

	Pension Benefits	Other Postretirement Benefits
2015	$14.0	$3.0
2016	14.0	2.7
2017	14.0	2.5
2018	14.1	2.4
2019	14.1	2.1
2020-2024	70.5	7.3

11.	INCOME TAXES

Income (loss) before income taxes includes the results from domestic and international operations as follows:

	Year Ended December 31
	2014	2013	2012
U.S. companies	$33,089	$(149,688)	$(108,790)
Non-U.S. companies	283,974	225,873	146,092

Income before income taxes	$317,063	$76,185	$37,302

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The components of income tax expense were as follows:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$15,182	$19,646	$8,405
Foreign	86,135	73,123	67,755
State	12,252	4,742	4,502

Current income tax expense	113,569	97,511	80,662

Deferred:
Federal	(26,609)	(41,428)	(31,943)
Foreign	(2,187)	1,410	(9,400)
State	(4,482)	(704)	(7,370)

Deferred income tax benefit	(33,278)	(40,722)	(48,713)

Total income tax expense	$80,291	$56,789	$31,949

The reconciliation of income taxes calculated at the statutory U.S. federal income tax rate to the Company’s provision for income taxes was as follows:

	Year Ended December 31,
	2014	2013	2012
Provision for income taxes at federal statutory rate	$110,972	$26,665	$13,054
State income taxes, net of federal tax effect (1)	1,772	215	(460)
Other permanent items	(2,131)	2,668	3,636
Goodwill related items	1,668	14,623	—
Federal and state tax credits	(2,538)	(3,533)	—
Change in unrecognized tax benefits	(22,206)	2,076	902
Foreign dividends and Subpart F income, net of foreign tax credits	25,152	33,145	29,644
Foreign earnings taxed at other than federal rate	(33,965)	(28,910)	(20,957)
Tax provision adjustments and revisions to prior years’ returns	(1,973)	(4,596)	4,185
Change in valuation allowance	3,218	14,269	1,557
Other	322	167	388

Total provision for income taxes	$80,291	$56,789	$31,949

(1)	Presented net of federal tax benefit and does not include tax expense related to valuation allowances.

On January 2, 2013, the American Taxpayer Relief Act of 2012 retroactively extended the tax credit for research and experimentation expenses through December 31, 2013. The Company has reflected the 2012 credit in its 2013 tax provision, resulting in a benefit of $1.8 million.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet were as follows:

	December 31,
	2014	2013
Deferred tax assets:
Accounts receivable, inventory and warranty reserves	$30,253	$37,594
Employee benefits	12,198	15,345
Postretirement benefits	16,006	16,038
Restructuring accruals	3,956	4,641
Federal tax credit carryforwards	79,842	119,674
State net operating loss and tax credit carryforwards	17,007	9,469
Foreign net operating loss carryforwards	40,424	48,104
Federal net operating loss carryforwards	3,934	4,369
Transaction costs	5,361	3,250
Equity-based compensation	15,741	10,538
Other	37,193	20,563

Total deferred tax assets	261,915	289,585
Valuation allowance	(66,556)	(69,397)

Total deferred tax assets, net of valuation allowance	195,359	220,188

Deferred tax liabilities:
Intangible assets	(419,402)	(479,627)
Property, plant and equipment	(27,501)	(30,025)
Undistributed foreign earnings	(23,133)	(35,805)
Other	(7,670)	(2,735)

Total deferred tax liabilities	(477,706)	(548,192)

Net deferred tax liability	$(282,347)	$(328,004)

Deferred taxes as recorded on the balance sheet:
Current deferred tax asset	$51,230	$55,609
Current deferred tax liability (included with Other current liabilities)	(1,404)	(1,176)
Noncurrent deferred tax asset (included with Other noncurrent assets)	7,772	4,090
Noncurrent deferred tax liability	(339,945)	(386,527)

Net deferred tax liability	$(282,347)	$(328,004)

The Company adopted accounting guidance as of January 1, 2014 that requires an entity to net its liability for uncertain tax positions as a reduction to deferred tax assets related to net operating loss carryforwards, similar tax losses or tax credit carryforwards when settlement in this manner is available under tax law. The impact of adopting this new guidance was immaterial.

The deferred tax asset for federal tax credit carryforwards as of December 31, 2014 relates to tax credit carryforwards that expire between 2018 and 2023.

The deferred tax asset for state net operating loss and tax credit carryforwards as of December 31, 2014 includes state net operating loss carryforwards (net of federal tax impact) of $16.1 million, which begin to expire in 2015, and state tax credit carryforwards (net of federal tax impact) of $0.9 million which begin to expire in 2015. A valuation allowance of $11.4 million has been established against these state income tax related deferred tax assets.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Deferred tax assets as of December 31, 2014 include $40.4 million of foreign net operating loss carryforwards (tax effected) which will expire beginning in 2018. Certain of these foreign net operating loss carryforwards are subject to local restrictions limiting their utilization. As of December 31, 2014 valuation allowances of $40.0 million have been established related to these foreign net operating loss carryforwards.

In addition to the valuation allowances detailed above, the Company has also established a valuation allowance of $15.2 million against other deferred tax assets.

As of December 31, 2014, a deferred tax liability of $23.1 million has been established to reflect the U.S. federal and state tax cost associated with the planned repatriation of that portion of the Company’s undistributed foreign earnings that are not considered to be permanently reinvested in foreign operations. The remaining amount of undistributed earnings from foreign subsidiaries for which no incremental U.S. income taxes have been provided was $441 million as of December 31, 2014 as these earnings are considered to be permanently reinvested in foreign operations. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

The following table reflects a reconciliation of the beginning and end of period amounts of gross unrecognized tax benefits, excluding interest and penalties:

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$91,410	$92,523	$95,013
Increase related to prior periods	223	150	2,608
Decrease related to prior periods	(1,275)	(311)	(541)
Increase related to current periods	—	7	3,113
Decrease related to settlement with taxing authorities	—	—	(5,928)
Decrease related to lapse in statutes of limitations	(22,135)	(959)	(1,742)

Balance at end of period	$68,223	$91,410	$92,523

The Company’s liability for unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $50.9 million as of December 31, 2014. The Company operates in numerous jurisdictions worldwide and is subject to routine tax audits on a regular basis. The determination of the Company’s unrecognized tax benefits involves significant management judgment regarding interpretation of relevant facts and tax laws in each of these jurisdictions.

Unrecognized tax benefits are reviewed and evaluated on an ongoing basis and may be adjusted for changing facts and circumstances including the lapse of applicable statutes of limitation and closure of tax examinations. Although the timing and outcome of such events are difficult to predict, the Company reasonably estimates that the balance of unrecognized tax benefits, excluding the impact of accrued interest and penalties, may be reduced by up to $5.0 million within the next twelve months.

The Company provides for interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2014 and 2013, the Company had accrued $8.3 million and $14.0 million, respectively, for interest and penalties. During the years ended December 31, 2014, 2013 and 2012, the net expense (credit) for interest and penalties recognized through income tax expense was $(4.6) million, $1.9 million and $1.1 million, respectively.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

During 2014, the Company concluded an examination by the Internal Revenue Service of the Company’s U.S. federal income tax return for 2010, as well as amended returns for 2007 and 2008. The Company files state and local tax returns in multiple jurisdictions with statutes of limitation generally ranging from 3 to 4 years. The Company is generally no longer subject to state and local tax examinations for years prior to 2009. Tax returns filed by the Company’s significant foreign subsidiaries are generally subject to statutes of limitations of 3 to 7 years and are generally no longer subject to examination for years prior to 2009. In many jurisdictions, tax authorities retain the ability to review prior years’ tax returns and to adjust any net operating loss or tax credit carryforwards from these years that are available to be utilized in subsequent periods. During 2014, the Company recognized $22.1 million related to the lapse of applicable statutes of limitations and the conclusion of various domestic and foreign examinations.

The following table presents income tax expense (benefit) related to amounts presented in other comprehensive income (loss):

	Year Ended December 31,
	2014	2013	2012
Foreign currency translation	$(7,942)	$1,946	$1,050
Available-for-sale securities	7,351	—	—
Defined benefit plans	(8,008)	(296)	8,076

Total	$(8,599)	$1,650	$9,126

12.	STOCKHOLDERS’ EQUITY

Dividends

On May 28, 2013, a cash dividend of $342.8 million ($2.21 per share) was declared on the Company’s common stock by its Board of Directors and paid. On June 28, 2013, a cash dividend of $195.9 million ($1.26 per share) was declared on the Company’s common stock by its Board of Directors and paid (collectively with the May 28, 2013 dividend, the 2013 dividends). On November 30, 2012, a cash dividend of $200.0 million ($1.29 per share) was declared on the Company’s common stock by its Board of Directors and paid. Although the Company does not intend to pay dividends in the foreseeable future, the payment of any dividends may be limited by covenants under the Company’s senior secured credit facilities and the indentures governing its senior notes.

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

Equity-Based Compensation Plans

On October 4, 2013, the Company’s Board of Directors approved the 2013 Long Term Incentive Plan (the 2013 Plan), effective October 24, 2013, authorizing 18.6 million shares for issuance. Awards under the 2013 Plan may include stock, stock options, restricted stock, restricted stock units (RSUs), performance units, performance share units, performance-based restricted stock, stock appreciation rights and dividend equivalent rights for employees and non-employee directors of the Company. Approval of the 2013 Plan canceled all shares authorized but not issued under the CommScope, Inc. 2011 Incentive Plan (the 2011 Plan). Awards granted prior

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

to October 24, 2013 remain subject to the provisions of the predecessor plans. Awards granted under the 2011 Plan include stock options and share unit awards for employees and non-employee directors of the Company. Employee stock options and share unit awards generally vest 50% based upon the continued employment of the recipient through the vesting date and 50% based upon the achievement of predetermined financial-based targets. The share unit awards are payable in stock or cash, at the Company’s discretion, and are accounted for as liability awards. As of December 31, 2014, the liability recorded for share unit awards was $10.1 million. Share unit awards of $4.7 million that were issued in January 2011 and vested in January 2014 were paid in cash. As of December 31, 2014, 17.5 million shares were available for future grants under the 2013 Plan.

As of December 31, 2014, $15.0 million of total unrecognized compensation costs related to non-vested stock options and share unit awards are expected to be recognized over a remaining weighted average period of 1.4 years. There were no significant capitalized equity-based compensation costs at December 31, 2014.

Stock options

The following table summarizes the stock option activity (in thousands, except per share amounts):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	10,828	$6.15
Granted	763	23.02	$9.41
Exercised	(1,964)	6.13
Adjustment related to 2014 performance	812	5.73	3.87
Forfeited	(28)	23.41	9.58

Outstanding as of December 31, 2014	10,411	7.32		$161,618

Exercisable at December 31, 2014	6,826	6.30	4.03	112,832
Expected to vest	3,579	9.25		48,742

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $35.7 million, $2.2 million and $4.2 million, respectively.

The exercise prices of outstanding options at December 31, 2014 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$2.96 to $5.35	858	3.3	$3.65	858	$3.65
$5.36 to $5.68	1,180	7.1	5.57	643	5.57
$5.69 to $8.54	5,677	6.1	5.74	3,364	5.74
$8.55 to $8.90	1,961	5.5	8.66	1,961	8.66
$8.91 to $25.36	735	9.2	23.00	—	—

$2.96 to $25.36	10,411	6.1	7.32	6,826	6.30

The weighted average remaining contractual life of exercisable options at December 31, 2014 was 5.7 years.

The Company uses the Black-Scholes model to estimate the fair value of stock option awards at the date of grant. Key input assumptions used in the model include the grant date fair value of common stock, exercise price of the

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

award, the expected option term, stock price volatility, estimated marketability discount (used in periods prior to the Company’s initial public offering), the risk-free interest rate and the Company’s projected dividend yield. The risk-free interest rates reflect the yield on zero-coupon U.S. treasury securities with a term equal to the option’s expected term. The expected life represents the period over which the Company’s employees are expected to hold their options. Expected volatility is derived based on the historical Company volatility, as well as volatilities from publicly traded companies operating in the Company’s industry. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of its stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted:

	Year Ended December 31,
	2014	2013	2012
Expected option term (in years)	5.0	3.0	4.0
Risk-free interest rate	1.5%	0.4%	0.7%
Expected volatility	45.0%	75.0%	75.0%
Estimated marketability discount	—%	15.0%	30.0%
Expected dividend yield	—%	—%	—%
Weighted average fair value at grant date	$9.41	$4.69	$3.24

Restricted Stock Units

RSUs entitle the holder to shares of common stock generally after a three-year vesting period. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested as of December 31, 2013	5	$14.99
Granted	391	22.99
Vested and shares issued	(5)	14.99
Forfeited	(19)	23.05

Outstanding and non-vested as of December 31, 2014	372	22.99

Other

Share unit award expense of $4.5 million, $5.5 million and $3.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, is included in equity-based compensation as an adjustment to reconcile net income to net cash generated by operating activities on the Consolidated Statements of Cash Flows.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

13.	COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and facilities under operating leases expiring at various dates through 2022. Rent expense was $27.1 million, $29.0 million and $29.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum rental payments required under operating leases and capital leases having an initial term in excess of one year at December 31, 2014 are as follows:

	Operating Leases	Capital Leases
2015	$23,408	$40
2016	16,660	—
2017	14,565	—
2018	9,866	—
2019	7,993	—
Thereafter	13,979	—

Total minimum lease payments	86,471	40
Less: Amount representing interest	—	(2)

	$86,471	$38

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Year Ended December 31,
	2014	2013	2012
Product warranty accrual, beginning of period	$24,838	$26,005	$18,653
Provision for warranty claims	9,253	8,769	13,453
Warranty claims paid	(17,037)	(9,936)	(6,101)

Product warranty accrual, end of period	$17,054	$24,838	$26,005

Provision for warranty claims included charges of $2.1 million and $8.9 million for the years ended December 31, 2013 and 2012, respectively, related to a warranty matter within the Broadband segment for products sold in 2006 and 2007.

In addition, the Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Legal Proceedings

The Company is either a plaintiff or a defendant in certain pending legal matters in the normal course of business. Management believes none of these legal matters will have a material adverse effect on the Company’s business or financial condition upon final disposition.

14.	INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION

Segment Information

The Company’s three reportable segments, which align with the manner in which the business is managed, are Wireless, Enterprise and Broadband.

The Wireless segment provides merchant radio frequency (RF) wireless network connectivity solutions and small cell distributed antenna systems (DAS) solutions. These solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy both cell sites and small cell DAS solutions to meet 2G, 3G and 4G cellular coverage and capacity requirements. Macro cell site solutions can be found at wireless tower sites and on rooftops and include base station, microwave antennas, hybrid fiber-feeder cables, coaxial cables, connectors, amplifiers, filters and backup power. Metro cell solutions can be found outdoors on street poles and on other urban structures and include RF delivery, equipment housing and concealment. These fully integrated outdoor systems consist of specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment. The small cell DAS solutions are composed of distributed antenna systems that allow wireless operators to extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems.

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

The following table provides summary financial information by reportable segment (in millions):

	December 31,
	2014	2013
Identifiable segment-related assets:
Wireless	$2,370.4	$2,419.8
Enterprise	1,401.9	1,495.1
Broadband	352.1	363.4

Total identifiable segment-related assets	4,124.4	4,278.3
Reconciliation to total assets:
Cash and cash equivalents	729.3	346.3
Deferred income tax asset	59.0	59.7
Deferred financing fees	43.2	49.8

Total assets	$4,955.9	$4,734.1

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The following table provides net sales, operating income (loss), depreciation, and amortization by reportable segment (in millions):

	Year Ended December 31,
	2014	2013	2012
Net sales:
Wireless	$2,469.8	$2,174.2	$1,917.1
Enterprise	850.5	827.9	846.5
Broadband	511.1	484.6	564.0
Inter-segment eliminations	(1.8)	(6.6)	(5.7)

Consolidated net sales	$3,829.6	$3,480.1	$3,321.9

Operating income (loss):
Wireless (1)	$468.1	$303.4	$106.7
Enterprise (2)	99.8	66.7	119.6
Broadband (3)	9.5	(40.4)	11.9

Consolidated operating income	$577.4	$329.7	$238.2

Depreciation:
Wireless	$29.1	$32.6	$44.3
Enterprise	11.3	12.4	13.3
Broadband	8.4	10.2	11.9

Consolidated depreciation	$48.8	$55.2	$69.5

Amortization (4):
Wireless	$91.3	$88.1	$90.7
Enterprise	69.4	68.4	66.6
Broadband	17.6	18.4	18.4

Consolidated amortization	$178.3	$174.9	$175.7

(1)	Wireless segment operating income includes net restructuring costs of $16.2 million, $24.3 million and $21.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Operating income for the years ended December 31, 2014, 2013 and 2012, includes asset impairment charges of $4.9 million, $9.4 million and $40.9 million, respectively.
(2)	Enterprise segment operating income includes net restructuring costs of $0.1 million, $5.1 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(3)	Broadband segment operating income includes net restructuring costs (gains) of $2.9 million, ($7.3) million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Operating income includes asset impairment charges of $7.2 million and $36.2 million for the years ended December 31, 2014 and 2013, respectively.
(4)	Excludes amortization of deferred financing fees and original issue discount.

Customer Information

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for 11%, 12% and 13% of the Company’s total net sales during the years ended December 31, 2014, 2013 and 2012, respectively. Sales to Anixter primarily originate in the Enterprise segment. Other than Anixter, no other direct customer accounted for 10% or more of the Company’s total net sales for any of the above periods.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Accounts receivable from Anixter represented approximately 13% and 14% of accounts receivable as of December 31, 2014 and 2013, respectively. Other than Anixter, no other direct customer accounted for more than 10% of the Company’s accounts receivable as of December 31, 2014 or 2013.

Related Party Transactions

The Company paid fees to Carlyle in connection with a management agreement of $3.0 million during each of the years ended December 31, 2013 and 2012. Additionally, the Company paid Carlyle a fee of $20.2 million in 2013 to terminate the management agreement. The fees paid to Carlyle are reflected in selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income. Other than the transactions noted above, there were no material related party transactions for the years ended December 31, 2014, 2013 or 2012.

Geographic Information

Sales to customers located outside of the United States comprised 45%, 45% and 47% of total net sales during the years ended December 31, 2014, 2013 and 2012, respectively. Sales by geographic region, based on the destination of product shipments, were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
United States	$2,107.6	$1,903.0	$1,754.3
Europe, Middle East and Africa (EMEA)	739.3	711.5	692.4
Asia Pacific (APAC)	641.3	524.7	543.6
Central and Latin America	252.8	269.9	254.6
Canada	88.6	71.0	77.0

Consolidated net sales	$3,829.6	$3,480.1	$3,321.9

Long-lived assets, excluding intangible assets, consist substantially of property, plant and equipment. The Company’s long-lived assets, excluding intangible assets, located in the U.S., APAC region (Asia Pacific) and EMEA region (Europe, Middle East and Africa) represented the following percentages of such long-lived assets: 54%, 26% and 15%, respectively, as of December 31, 2014 and 53%, 25% and 16%, respectively, as of December 31, 2013.

15.	SUBSEQUENT EVENT

In January 2015, the Company announced an agreement to acquire TE Connectivity’s Telecom, Enterprise and Wireless business in an all-cash transaction valued at approximately $3.0 billion. This business provides fiber optic connectivity for wireline and wireless networks and generated annual revenues of approximately $1.9 billion in its fiscal year ended September 26, 2014. The acquisition is expected to be financed using a combination of cash on hand and up to $3.0 billion of additional debt. The transaction is expected to close by the end of 2015, subject to consummation of contemplated financing, regulatory approvals and other customary closing conditions.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Net sales	$935,036	$1,066,256	$1,000,427	$827,895
Gross profit	337,711	411,651	362,487	285,420
Operating income (a)(b)	146,535	203,655	151,041	76,218
Net income (c)	64,487	28,043	96,431	47,811
Basic earnings per share	$0.35	$0.15	$0.51	$0.25
Diluted earnings per share	$0.34	$0.15	$0.50	$0.25

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Net sales	$804,689	$940,859	$888,011	$846,558
Gross profit	265,074	333,824	310,199	291,843
Operating income (a)(b)(d)	75,425	94,304	99,842	60,143
Net income (loss) (c)	15,900	1,121	11,287	(8,912)
Basic earnings (loss) per share	$0.10	$0.01	$0.07	$(0.05)
Diluted earnings (loss) per share	$0.10	$0.01	$0.07	$(0.05)

(a)	Operating income for each quarter in 2014 included charges (adjustments to prior charges) related to asset impairments of, in chronological order, $0, $7,229, $7,000 and ($2,133). Operating income for each quarter in 2013 included charges related to asset impairments of, in chronological order, $5,634, $28,848, $7,320 and $3,727.
(b)	Operating income for each quarter in 2014 included charges related to restructuring costs of, in chronological order, $1,980, $2,309, $7,388 and $7,590. Operating income for each quarter in 2013 included pretax net restructuring costs of, in chronological order, $1,803, $9,730, $4,900 and $5,671.
(c)	Net income for the second quarter of 2014 included an after-tax premium on the redemption of debt of $58.2 million. Net loss for the fourth quarter of 2013 included an after-tax premium on the redemption of debt of $20.5 million.
(d)	Operating income for the fourth quarter of 2013 included a pretax charge of $20.2 million related to terminating the Carlyle management agreement.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION

CommScope Holding Company, Inc.

Parent Company Information

Condensed Statements of Operations and Comprehensive Income

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Equity in income of subsidiary	$261,044	$33,730	$5,353
Interest expense	(38,045)	(22,511)	—
Other income (expense), net	1	44	—

Income before income taxes	223,000	11,263	5,353
Income tax benefit	13,772	8,133	—

Net income	$236,772	$19,396	$5,353

Comprehensive income:
Net income	$236,772	$19,396	$5,353
Other comprehensive income (loss), net of tax:
Equity in comprehensive income (loss) of subsidiary	(57,272)	(9,630)	9,718

Total other comprehensive income (loss), net of tax	(57,272)	(9,630)	9,718

Total comprehensive income	$179,500	$9,766	$15,071

See notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION

CommScope Holding Company, Inc.

Parent Company Information

Condensed Balance Sheets

(In thousands, except share amounts)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$338	$35
Receivable from subsidiary	31,713	18,520
Other noncurrent assets	8,682	10,283
Investment in subsidiary	1,830,000	1,622,563

Total assets	$1,870,733	$1,651,401

Liabilities and Stockholders’ Equity
Accrued liabilities	$8,472	$7,711
Long-term debt	550,000	550,000
Other noncurrent liabilities	4,642	5,674

Total liabilities	563,114	563,385
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000; Issued and outstanding: None at December 31, 2014 and 2013	—	—
Common stock, $.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 187,831,389 and 185,861,777 at December 31, 2014 and 2013, respectively	1,888	1,868
Additional paid-in-capital	2,141,433	2,101,350
Retained earnings (accumulated deficit)	(741,519)	(978,291)
Accumulated other comprehensive loss	(83,548)	(26,276)
Treasury stock, at cost: 961,566 shares at December 31, 2014 and 2013	(10,635)	(10,635)

Total stockholders’ equity	1,307,619	1,088,016

Total liabilities and stockholders’ equity	$1,870,733	$1,651,401

See notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION

CommScope Holding Company, Inc.

Parent Company Information

Condensed Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net income	$236,772	$19,396	$5,353
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt issuance costs	1,601	952	—
Equity in income of subsidiary	(261,044)	(33,730)	(5,353)
Other changes in assets and liabilities	(13,464)	(6,446)	—

Net cash used in operating activities	(36,135)	(19,828)	—
Investing Activities:
Investment in subsidiary	(12,052)	(440,074)	—
Distribution from subsidiary	36,438	18,522	200,000

Net cash provided by (used in) investing activities	24,386	(421,552)	200,000
Financing Activities:
Long-term debt proceeds	—	550,000	—
Net proceeds from the issuance of common stock	—	438,871	—
Proceeds from the issuance of common shares under equity-based compensation plans	12,052	1,174	—
Long-term debt issuance costs	—	(9,925)	—
Dividends paid	—	(538,705)	(200,000)

Net cash provided by (used in) financing activities	12,052	441,415	(200,000)
Effect of exchange rate changes on cash and cash equivalents	—	—	—

Change in cash and cash equivalents	303	35	—
Cash and cash equivalents, beginning of period	35	—	—

Cash and cash equivalents, end of period	$338	$35	$—

See notes to condensed financial statements.

CommScope Holding Company, Inc.

Parent Company Information

Notes to Condensed Financial Statements

(In thousands, unless otherwise noted)

1.	BASIS OF PRESENTATION

CommScope Holding Company, Inc. (the Parent Company) is a holding company with no material operations of its own other than debt service. The Parent Company conducts substantially all of its activities through its direct subsidiary, CommScope, Inc. and its subsidiaries.

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

The condensed parent-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company. The ability of the Parent Company and its operating subsidiaries to pay dividends may be restricted due to the terms of their financing arrangements.

2.	COMMITMENTS AND CONTINGENCIES

The Parent Company guarantees the CommScope, Inc. senior secured term loans and asset-based revolving credit facilities. See Note 6 to the consolidated financial statements for more information on the CommScope, Inc. secured credit facilities. For discussion of the commitments and contingencies of the subsidiaries of the Parent Company, see Note 13 to the consolidated financial statements.

3.	RELATED PARTIES

For discussion of related party transactions, see Note 14 to the consolidated financial statements.

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

During the years ended December 31, 2013 and 2012, the Parent Company acquired treasury stock as a result of stock option exercises, which resulted in noncash financing activities of $279 and $2,734 respectively.

6.	DIVIDENDS

Special cash dividends of $538.7 million and $200.0 million were declared and paid to the common stock holders of the Parent Company during the years ended December 31, 2013 and 2012, respectively. The dividends paid in 2013 were funded using proceeds from the senior PIK toggle notes. In conjunction with the 2013 and 2012 dividends, distributions of $11.3 million and $0.7 million, respectively, were made by a subsidiary of the Parent Company to certain option holders and have been reflected as a reduction of the Parent Company investment in subsidiary.

To fund the semi-annual interest payments on the senior PIK toggle notes, distributions of $36.4 million and $18.5 million were paid to the Parent Company by its subsidiary during the years ended December 31, 2014 and 2013, respectively.

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

8.	SUBSEQUENT EVENT

In January 2015, the Parent Company announced an agreement to acquire TE Connectivity’s Telecom, Enterprise and Wireless business in an all-cash transaction valued at approximately $3.0 billion. This business provides fiber optic connectivity for wireline and wireless networks and generated annual revenues of approximately $1.9 billion in its fiscal year ended September 26, 2014. The acquisition is expected to be financed using a combination of cash on hand and up to $3.0 billion of additional debt. The transaction is expected to close by the end of 2015, subject to consummation of contemplated financing, regulatory approvals and other customary closing conditions.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The management of CommScope is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

During 2014, we acquired two of the businesses of United Kingdom-based Alifabs Group (Alifabs). Refer to Note 3 of Notes to Consolidated Financial Statements for additional information regarding this event. Management has excluded this business from its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The net sales attributable to these businesses represented approximately 1% of our consolidated net sales for the year ended December 31, 2014 and their aggregate total assets represented approximately 1% of our consolidated total assets as of December 31, 2014.

CommScope’s management assessed the effectiveness of CommScope’s internal control over financial reporting as of December 31, 2014. In making this assessment, CommScope’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on this assessment, management concludes that, as of December 31, 2014, CommScope’s internal control over financial reporting is effective based on the COSO internal control criteria.

CommScope’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of CommScope’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Executive Officers and Directors of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated herein by reference.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report:

1.	Audited Consolidated Financial Statements

The following consolidated financial statements of CommScope Holding Company, Inc. are included under Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

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

COMMSCOPE HOLDING COMPANY, INC

DATE: February 19, 2015	BY:	/s/ MARVIN S. EDWARDS, JR.
Marvin S. Edwards, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARVIN S. EDWARDS, JR. Marvin S. Edwards, Jr.	President, Chief Executive Officer and Director	February 19, 2015

/s/ MARK A. OLSON Mark A. Olson	Executive Vice President and Chief Financial Officer	February 19, 2015

/s/ ROBERT W. GRANOW Robert W. Granow	Senior Vice President, Corporate Controller and Principal Accounting Officer	February 19, 2015

/s/ FRANK M. DRENDEL Frank M. Drendel	Director and Chairman of the Board	February 19, 2015

/s/ CLAUDIUS E. WATTS IV Claudius E. Watts IV	Director	February 19, 2015

/s/ CAMPBELL R. DYER Campbell R. Dyer	Director	February 19, 2015

/s/ AUSTIN A. ADAMS Austin A. Adams	Director	February 19, 2015

/s/ MARCO DE BENEDETTI Marco De Benedetti	Director	February 19, 2015

/s/ PETER J. CLARE Peter J. Clare	Director	February 19, 2015

/s/ STEPHEN C. GRAY Stephen C. Gray	Director	February 19, 2015

Signature	Title	Date

/s/ L. WILLIAM KRAUSE L. William Krause	Director	February 19, 2015

/s/ TIMOTHY T. YATES Timothy T. Yates	Director	February 19, 2015

/s/ THOMAS J. MANNING Thomas J. Manning	Director	February 19, 2015

Index of Exhibits

	Exhibit No.	Description

*	2.1	Stock and Asset Purchase Agreement, dated January 27, 2015, by and among CommScope Holding Company, Inc., CommScope, Inc. and TE Connectivity Ltd. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on January 28, 2015).

*	3.1	Amended and Restated Certificate of Incorporation of CommScope Holding Company, Inc. (Incorporated by reference to Exhibit 3.1 of Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 27, 2013).

*	3.2	Amended and Restated By-Laws of CommScope Holding Company, Inc. (as adopted October 24, 2013) (Incorporated by reference to Exhibit 3.2 of Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 27, 2013).

*	4.1

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

*	4.4	Form of 6.625% / 7.375% Senior PIK Toggle Note due 2020 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	4.5	Indenture governing the 5.000% Senior Notes due 2021 by and among CommScope, Inc. as Issuer, the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee, dated as of May 30, 2014, (including form of 5.00% Senior Note due 2021) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36146), filed with the SEC on June 2, 2014).

*	4.6	Indenture governing the 5.500% Senior Notes due 2024 by and among CommScope, Inc. as Issuer, the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee, dated as of May 30, 2014, (including form of 5.50% Senior Note due 2024) (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36146), filed with the SEC on June 2, 2014).

*	10.1

Revolving Credit and Guaranty Agreement, dated as of January 14, 2011, by and among

Cedar I Holding Company, Inc. (now CommScope Holding Company, Inc.), CommScope, Inc., as Parent Borrower, the U.S. Co-Borrowers and European Co-Borrowers named therein, the Guarantors named therein, the Lenders from time to time party thereto, J.P. Morgan Securities LLC, as Lead Arranger and Bookrunner, JPMorgan Chase Bank, N.A., as US Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent and the Senior Managing Agents and Documentation Agents named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

	Exhibit No.	Description

*	10.2	Amendment No. 1, dated as of March 9, 2012, among CommScope, Inc., as Parent Borrower, the US Borrowers, European Co-Borrowers and Guarantors named therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.3	Revolving Credit Facility Pledge and Security Agreement, dated as of January 14, 2011, among CommScope, Inc. (as successor by merger to Cedar I Merger Sub, Inc.) and the additional Grantors party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent and as administrative agent for the Secured Parties referred to therein (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.4	Patent Security Agreement, dated as of January 14, 2011, made by Allen Telecom LLC, Andrew LLC and CommScope, Inc. of North Carolina in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.5

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

Credit Agreement, dated as of January 14, 2011, among CommScope, Inc. (as successor by merger to Cedar I Merger Sub, Inc.), as Borrower, CommScope Holding Company, Inc.(as successor by merger to Cedar I Holding Company, Inc.), the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and J.P. Morgan Securities LLC as Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.7.1

Amendment Agreement, dated as of March 7, 2012, among CommScope, Inc., as Borrower,

CommScope Holding Company, Inc., the subsidiary guarantors party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and

Collateral Agent and J.P. Morgan Securities LLC as Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.7.2

Amendment Agreement, dated as of March 8, 2013, among CommScope, Inc., as Borrower,

CommScope Holding Company, Inc., the subsidiary guarantors party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and

Collateral Agent , J.P. Morgan Securities LLC and Deutsche Bank Trust Company Americas, as syndication agent (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

	Exhibit No.	Description

*	10.7.3	Amendment No. 3, dated as of December 3, 2013, to the Credit Agreement, dated as of January 14, 2011, among CommScope, Inc., as Borrower, CommScope Holding Company, Inc., the subsidiary guarantors named therein, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other agents and arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36146), filed with the SEC on December 3, 2013).

*	10.8	Term Loan Credit Facility Pledge and Security Agreement, dated as of January 14, 2011, among CommScope, Inc. (as successor by merger to Cedar I Merger Sub, Inc.) and the additional Grantors party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent and as administrative agent for the Secured Parties referred to therein (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.9

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

*	10.15	Amended and Restated Stockholders Agreement by and among CommScope Holdings Company, Inc., the Management Stockholders named therein and Carlyle-CommScope Holdings, L.P., dated October 24, 2013 (Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 20, 2014).

	Exhibit No.	Description

*	10.16

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

*	10.26	Forms of Nonqualified Stock Option Certificate under the Amended and Restated CommScope Holding Company, Inc. 2011 Incentive Plan (Incorporated by reference to Exhibit 10.31 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.27	CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 20, 2014).

	Exhibit No.	Description

*	10.28	CommScope Holding Company, Inc. Annual Incentive Plan (Incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 20, 2014).

*	10.29	Amended and Restated CommScope, Inc. Supplemental Executive Retirement Plan (as amended and restated effective April 9, 2009) (Incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.30

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

*	10.32	CommScope Holding Company, Inc. Non-Employee Director Compensation Plan (Incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 20, 2014)

*	10.33	Form of Restricted Stock Unit Award Agreement under the CommScope Holding Company, Inc. Non-Employee Director Compensation Plan, which is operated as a subplan of the CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 20, 2014).

*	10.34	Debt Commitment Letter, dated January 27, 2015, by and among CommScope Holding Company, Inc., CommScope, Inc. and JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith, Deutsche Bank AG New York Branch, Deutsche Bank Cayman Island Branch, Deutsche Bank Securities Inc., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on January 28, 2015).

**	21.1	List of Subsidiaries

**	23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

**	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

**	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

±	32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).

†	101.INS	XBRL Instance Document, furnished herewith

†	101.SCH	XBRL Schema Document, furnished herewith

†	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†	101.INS	XBRL Taxonomy Extension Label Linkbase Document

	Exhibit No.	Description

†	101.INS	XBRL Taxonomy Extension Presentation Linkbase Document

†	101.INS	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed
**	Filed herewith
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
±	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.