Form 10-Q
period 2015-03-31
CommScope Holding Company, Inc.
filed 2015-04-30
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 15, 2015 there were 189,419,449 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

March 31, 2015

Part 1 — Financial Information (Unaudited)

ITEM 1. Condensed Consolidated Financial Statements

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

and Comprehensive Income

(Unaudited - In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$825,400	$935,036
Operating costs and expenses:
Cost of sales	532,196	597,325
Selling, general and administrative	125,671	113,028
Research and development	27,736	31,870
Amortization of purchased intangible assets	44,786	44,298
Restructuring costs, net	1,871	1,980

Total operating costs and expenses	732,260	788,501

Operating income	93,140	146,535
Other income (expense), net	2,627	(3,195)
Interest expense	(36,329)	(42,280)
Interest income	1,029	1,104

Income before income taxes	60,467	102,164
Income tax expense	(20,991)	(37,677)

Net income	$39,476	$64,487

Earnings per share:
Basic	$0.21	$0.35
Diluted	$0.20	$0.34
Weighted average shares outstanding:
Basic	188,480	185,942
Diluted	193,137	190,922
Comprehensive income:
Net income	$39,476	$64,487
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(29,488)	1,627
Pension and other postretirement benefit activity	(1,587)	(1,551)
Available-for-sale securities	(2,989)	—

Total other comprehensive income (loss), net of tax	(34,064)	76

Total comprehensive income	$5,412	$64,563

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share amounts)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$735,142	$729,321
Accounts receivable, less allowance for doubtful accounts of $8,410 and $8,797, respectively	689,574	612,007
Inventories, net	353,060	367,185
Prepaid expenses and other current assets	65,152	67,875
Deferred income taxes	45,017	51,230

Total current assets	1,887,945	1,827,618
Property, plant and equipment, net of accumulated depreciation of $213,355 and $207,342, respectively	282,244	289,371
Goodwill	1,449,822	1,451,887
Other intangible assets, net	1,214,832	1,260,927
Other noncurrent assets	123,597	126,082

Total assets	$4,958,440	$4,955,885

Liabilities and Stockholders’ Equity
Accounts payable	$234,032	$177,806
Other accrued liabilities	236,385	289,006
Current portion of long-term debt	8,972	9,001

Total current liabilities	479,389	475,813
Long-term debt	2,697,173	2,698,724
Deferred income taxes	318,214	339,945
Pension and other postretirement benefit liabilities	23,211	29,478
Other noncurrent liabilities	101,099	104,306

Total liabilities	3,619,086	3,648,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000; Issued and outstanding shares: None at March 31, 2015 or December 31, 2014	—	—
Common stock, $.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 189,409,474 and 187,831,389 at March 31, 2015 and December 31, 2014, respectively	1,904	1,888
Additional paid-in capital	2,167,740	2,141,433
Retained earnings (accumulated deficit)	(702,043)	(741,519)
Accumulated other comprehensive loss	(117,612)	(83,548)
Treasury stock, at cost: 961,566 shares at March 31, 2015 and December 31, 2014	(10,635)	(10,635)

Total stockholders’ equity	1,339,354	1,307,619

Total liabilities and stockholders’ equity	$4,958,440	$4,955,885

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net income	$39,476	$64,487
Adjustments to reconcile net income to net cash generated by (used in) operating activities:
Depreciation and amortization	59,454	59,461
Equity-based compensation	5,253	3,676
Deferred income taxes	(13,623)	7,343
Excess tax benefits from equity-based compensation	(10,414)	(1,542)
Changes in assets and liabilities:
Accounts receivable	(95,317)	(101,793)
Inventories	5,792	(38,636)
Prepaid expenses and other assets	(1,134)	4,341
Accounts payable and other liabilities	12,682	(31,063)
Other	(929)	(1,763)

Net cash generated by (used in) operating activities	1,240	(35,489)
Investing Activities:
Additions to property, plant and equipment	(8,213)	(6,675)
Proceeds from sale of property, plant and equipment	125	1,183
Other	2,633	46

Net cash used in investing activities	(5,455)	(5,446)
Financing Activities:
Long-term debt repaid	(2,199)	(17,558)
Long-term debt proceeds	—	15,000
Proceeds from the issuance of common shares under equity-based compensation plans	11,999	1,957
Excess tax benefits from equity-based compensation	10,414	1,542

Net cash generated by financing activities	20,214	941
Effect of exchange rate changes on cash and cash equivalents	(10,178)	(1,138)

Change in cash and cash equivalents	5,821	(41,132)
Cash and cash equivalents, beginning of period	729,321	346,320

Cash and cash equivalents, end of period	$735,142	$305,188

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited - In thousands, except share amounts)

	Three Months Ended March 31,
	2015	2014
Number of common shares outstanding:
Balance at beginning of period	187,831,389	185,861,777
Issuance of shares under equity-based compensation plans	1,578,085	337,258

Balance at end of period	189,409,474	186,199,035

Common stock:
Balance at beginning of period	$1,888	$1,868
Issuance of shares under equity-based compensation plans	16	4

Balance at end of period	$1,904	$1,872

Additional paid-in capital:
Balance at beginning of period	$2,141,433	$2,101,350
Issuance of shares under equity-based compensation plans	11,983	1,953
Equity-based compensation	3,959	2,622
Tax benefit from shares issued under equity-based compensation plans	10,365	1,542

Balance at end of period	$2,167,740	$2,107,467

Retained earnings (accumulated deficit):
Balance at beginning of period	$(741,519)	$(978,291)
Net income	39,476	64,487

Balance at end of period	$(702,043)	$(913,804)

Accumulated other comprehensive loss:
Balance at beginning of period	$(83,548)	$(26,276)
Other comprehensive income (loss), net of tax	(34,064)	76

Balance at end of period	$(117,612)	$(26,200)

Treasury stock, at cost:

Balance at beginning and end of period	$(10,635)	$(10,635)

Total stockholders’ equity	$1,339,354	$1,158,700

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

In January 2015, the Company announced an agreement to acquire TE Connectivity’s Telecom, Enterprise and Wireless business, also referred to as Broadband Network Solutions (BNS), in an all-cash transaction valued at approximately $3.0 billion. This business provides fiber optic connectivity for wireline and wireless networks and generated annual revenues of approximately $1.9 billion in its fiscal year ended September 26, 2014. The acquisition is expected to be financed using a combination of cash on hand and approximately $2.75 billion of additional net debt. The transaction is expected to close by the end of 2015, subject to consummation of contemplated financing, regulatory approvals and other customary closing conditions. For the three months ended March 31, 2015, transaction and integration costs of $11.4 million, primarily related to the proposed acquisition, were included in selling, general and administrative expenses.

Basis of Presentation

The Condensed Consolidated Balance Sheet as of March 31, 2015, the Condensed Consolidated Statements of Operations and Comprehensive Income, Cash Flows and Stockholders’ Equity for the three months ended March 31, 2015 and 2014 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the 2014 Annual Report). There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2015. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements.

Concentrations of Risk and Related Party Transactions

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for 13% and 11% of the Company’s total net sales during the three months ended March 31, 2015 and 2014, respectively. Sales to Anixter primarily originate within the Enterprise segment. Other than Anixter, no other direct customer accounted for 10% or more of the Company’s total net sales for the three months ended March 31, 2015 or 2014.

Accounts receivable from Anixter represented approximately 12% of accounts receivable as of March 31, 2015. Other than Anixter, no other direct customer accounted for more than 10% of the Company’s accounts receivable as of March 31, 2015.

As of March 31, 2015, funds affiliated with The Carlyle Group owned 42.9% of the outstanding shares of CommScope.

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Three Months Ended
	March 31,
	2015	2014
Product warranty accrual, beginning of period	$17,054	$24,838
Provision for warranty claims	1,542	2,269
Warranty claims paid	(3,230)	(4,169)

Product warranty accrual, end of period	$15,366	$22,938

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

Asset Impairments

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. There were no asset impairments identified during the three months ended March 31, 2015 or 2014.

Income Taxes

The effective income tax rate of 34.7% for the three months ended March 31, 2015 was lower than the statutory rate of 35% primarily due to the impact of earnings in foreign jurisdictions that the Company does not plan to repatriate. Such earnings are generally taxed at rates lower than the U.S. statutory rate. In addition, the effective income tax rate was also affected by the provision for state income taxes as well as losses in certain jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on net income divided by the weighted average number of common shares outstanding plus the dilutive effect of potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding equity-based awards (stock options, performance share units and restricted stock units). Certain outstanding equity-based awards were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance conditions were not met (1.3 million shares and 3.0 million shares for the three months ended March 31, 2015 and 2014, respectively).

The following table presents the basis for the earnings per share computations:

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income for basic and diluted earnings per share	$39,476	$64,487
Denominator:
Weighted average shares outstanding - basic	188,480	185,942
Dilutive effect of equity-based awards	4,657	4,980

Weighted average common shares outstanding - diluted	193,137	190,922

Earnings per share:
Basic	$0.21	$0.35
Diluted	$0.20	$0.34

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be reported as a direct deduction from the carrying amount of that debt liability. The Company will be required to adopt this guidance as of January 1, 2016 and apply it retrospectively to all prior periods presented. Early adoption is permitted. The adoption of this accounting guidance will reduce the Company’s other noncurrent assets and long-term debt by the amount of unamortized debt issuance costs. As of March 31, 2015 and December 31, 2014, this amount was $40.7 million and $43.2 million, respectively.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The Company will be required to adopt the standard as of January 1, 2017 and early adoption is not permitted. In April 2015, the FASB announced a proposal to defer the effective date by one year, with early adoption on the original effective date permitted. The Company has not determined the transition approach that will be utilized or estimated the impact of adopting the new accounting standard.

2. ACQUISITIONS

Alifabs Group

In July 2014, the Company acquired two businesses of United Kingdom-based Alifabs Group (Alifabs) for $48.8 million ($46.7 million, net of cash acquired). Alifabs is a designer and supplier of enclosures, monopoles, smaller streetworks towers and tower solutions for the United Kingdom telecommunications, utility and energy markets. Sales of Alifabs products reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income were $11.2 million for the three months ended March 31, 2015.

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

As additional information is obtained, adjustments may be made to the preliminary purchase price allocation. The Company is still finalizing the estimated fair value of certain assets acquired and liabilities assumed.

Redwood Systems, Inc.

In July 2013, the Company acquired Redwood Systems, Inc. (Redwood), for an initial payment of $9.8 million and contingent consideration payable in 2015 that had an estimated fair value of $12.4 million as of the acquisition date. During the year ended December 31, 2014, the estimated fair value of the liability for contingent consideration was reduced to zero and no payments are expected to be made.

iTRACS Corporation

In March 2013, the Company acquired substantially all the assets and certain liabilities of iTRACS Corporation (iTRACS) for $34.0 million. In March 2014, the Company reached an agreement with the former owners of iTRACS to adjust the purchase price by $4.7 million and that amount was received by the Company in April 2014.

3. GOODWILL

The following table presents goodwill by reportable segment (in millions):

	Wireless	Enterprise	Broadband	Total
Goodwill, gross, as of December 31, 2014	$833.1	$653.8	$86.3	$1,573.2
Foreign exchange	(2.1)	—	—	(2.1)

Goodwill, gross, as of March 31, 2015	831.0	653.8	86.3	1,571.1
Accumulated impairment charges as of December 31, 2014 and March 31, 2015	(85.1)	—	(36.2)	(121.3)

Goodwill, net, as of March 31, 2015	$745.9	$653.8	$50.1	$1,449.8

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	March 31, 2015	December 31, 2014
Raw materials	$91,073	$90,486
Work in process	101,464	105,739
Finished goods	160,523	170,960

	$353,060	$367,185

Investments

The Company owns shares of Hydrogenics Corporation (Hydrogenics), a publicly traded company that supplies hydrogen generators and hydrogen-based power modules and fuel cells for various uses. These shares are accounted for as available-for-sale securities and are carried at fair value with changes in fair value recorded, net of tax, in other comprehensive income (loss). Investments are recorded in other noncurrent assets on the Condensed Consolidated Balance Sheets.

The following table presents information related to the Company’s investment in Hydrogenics:

	March 31, 2015	December 31, 2014
Shares owned	1,362	1,534
Cost basis	$1,020	$1,150
Fair value	$15,427	$20,392
Pretax unrealized gain in accumulated other comprehensive income	$14,407	$19,242

The following table provides information related to the sale of shares in Hydrogenics:

	Three Months Ended
	March 31,
	2015	2014
Shares sold	172	—
Proceeds received	$2,493	$—
Pretax gain realized	$2,363	$—

Gains on the sale of available-for-sale securities have been determined using the average cost method and are recorded in other income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Other Accrued Liabilities

	March 31, 2015	December 31, 2014
Compensation and employee benefit liabilities	$60,075	$122,291
Deferred revenue	23,932	25,888
Product warranty accrual	15,366	17,054
Accrued interest	35,041	8,952
Restructuring reserve	5,019	5,657
Income taxes payable	19,021	35,302
Accrued professional fees	11,864	7,147
Other	66,067	66,715

	$236,385	$289,006

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended March 31,
	2015	2014
Foreign currency translation
AOCL balance, beginning of period	$(80,483)	$(29,072)
Other comprehensive income (loss)	(29,366)	1,727
Amounts reclassified from AOCL	(122)	(100)

AOCL balance, end of period	$(109,971)	$(27,445)

Pension and other postretirement benefit activity
AOCI (AOCL) balance, beginning of period	$(14,957)	$2,796
Amounts reclassified from AOCI (AOCL)	(1,587)	(1,551)

AOCI (AOCL) balance, end of period	$(16,544)	$1,245

Available-for-sale securities
AOCI balance, beginning of period	$11,892	$—
Other comprehensive loss	(1,528)	—
Amounts reclassified from AOCI	(1,461)	—

AOCI balance, end of period	$8,903	$—

Net AOCL, end of period	$(117,612)	$(26,200)

Amounts reclassified from net AOCL related to foreign currency translation and available-for-sale securities are recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Income. Defined benefit plan amounts reclassified from net AOCL are included in the computation of net periodic benefit income and are primarily recorded in cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Information

	Three Months Ended
	March 31,
	2015	2014
Cash paid during the period for:
Income taxes, net of refunds	$34,075	$15,595
Interest	$7,272	$52,341

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

5. FINANCING

	March 31, 2015	December 31, 2014
5.00% senior notes due June 2021	$650,000	$650,000
5.50% senior notes due June 2024	650,000	650,000
Senior secured term loan due January 2017	344,750	345,625
Senior secured term loan due January 2018	517,125	518,438
Senior PIK toggle notes due June 2020	550,000	550,000
Senior secured revolving credit facility expires January 2017	—	—
Other	361	408

	$2,712,236	$2,714,471
Less: Original issue discount, net of amortization	(6,091)	(6,746)
Less: Current portion	(8,972)	(9,001)

	$2,697,173	$2,698,724

See Note 6 in the Notes to Consolidated Financial Statements in the 2014 Annual Report for additional information on the terms and conditions of the 5.00% senior notes (the 2021 Notes), the 5.50% senior notes (the 2024 Notes and together with the 2021 Notes, the senior notes), the senior secured credit facilities and the 6.625%/7.375% senior payment-in-kind toggle notes (the senior PIK toggle notes).

Senior Secured Credit Facilities

During the three months ended March 31, 2015, the Company repaid $2.2 million of its senior secured term loans. No portion of the senior secured term loans was reflected as a current portion of long-term debt as of March 31, 2015 related to the potentially required excess cash flow payment because the amount that may be payable in 2016, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2015 related to 2014.

During the three months ended March 31, 2015, the Company did not borrow under its revolving credit facility. As of March 31, 2015, the Company had availability of approximately $283.9 million under the asset-based revolving credit facility, after giving effect to borrowing base limitations and outstanding letters of credit.

Other Matters

The Company’s non-guarantor subsidiaries held approximately $1,092 million, or 22%, of total assets and approximately $265 million, or 7%, of total liabilities as of March 31, 2015 and accounted for approximately $375 million, or 45%, of net sales for the three months ended March 31, 2015. As of December 31, 2014, the non-guarantor subsidiaries held approximately $1,089 million, or 22%, of total assets and approximately $282 million, or 8%, of total liabilities. For the three months ended March 31, 2014, the non-guarantor subsidiaries accounted for approximately $320 million, or 34%, of net sales. All amounts presented exclude intercompany balances.

CommScope, Inc., a subsidiary of the Company, is the issuer of the senior notes. The reported balance sheet and income statement amounts for CommScope, Inc. are substantially identical to those of the Company other than interest expense for CommScope, Inc. for the three months ended March 31, 2015 and 2014 which does not reflect the interest expense incurred in connection with the senior PIK toggle notes, which was $9.5 million for both periods ($6.1 million net of tax). Total debt for CommScope, Inc. as of March 31, 2015 was $2,156.1 million, which does not include the senior PIK toggle notes.

The weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.38% at both March 31, 2015 and December 31, 2014.

6. DERIVATIVES AND HEDGING ACTIVITIES

The Company uses forward contracts to hedge a portion of its exposure to balances denominated in currencies other than the functional currency of various subsidiaries and to manage exposure to certain planned foreign currency expenditures in order to mitigate the impact of changes in exchange rates. As of March 31, 2015, the Company had foreign exchange contracts with maturities of up to nine months with an aggregate notional value of $318 million (based on exchange rates as of March 31, 2015). Unrealized gains and losses resulting from these contracts are recognized in

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

other income (expense), net and partially offset corresponding foreign exchange gains and losses on the balances being hedged. These instruments are not held for speculative or trading purposes. These contracts are not designated as hedges for hedge accounting and are marked to market each period through earnings.

The following table presents the balance sheet location and fair value of the Company’s derivatives:

		Fair Value of Asset (Liability)
	Balance Sheet Location	March 31, 2015	December 31, 2014
Foreign currency contracts	Prepaid expenses and other current assets	$2,323	$1,165
Foreign currency contracts	Other accrued liabilities	(2,575)	(3,584)

Total derivatives not designated as hedging instruments		$(252)	$(2,419)

The pretax impact of these foreign currency forward contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Gain (Loss) Recognized
Three Months Ended March 31, 2015	Other income (expense), net	$(4,800)
Three Months Ended March 31, 2014	Other income (expense), net	$(3,032)

7. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, available-for-sale securities, debt instruments and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of March 31, 2015 and December 31, 2014 were considered representative of their fair values due to their short terms to maturity. The fair value of the Company’s available-for-sale securities is based on quoted market prices. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s available-for-sale securities, foreign currency contracts, senior notes, senior secured term loans and senior PIK toggle notes as of March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Available-for-sale securities	$15,427	$15,427	$20,392	$20,392	Level 1
Foreign currency contracts	2,323	2,323	1,165	1,165	Level 2
Liabilities:
5.00% senior notes due 2021	650,000	649,220	650,000	643,500	Level 2
5.50% senior notes due 2024	650,000	649,220	650,000	640,250	Level 2
Senior secured term loans due 2017, at par	344,750	344,535	345,625	342,169	Level 2
Senior secured term loans due 2018, at par	517,125	517,435	518,438	513,254	Level 2
Senior PIK toggle notes due 2020	550,000	565,125	550,000	566,500	Level 2
Foreign currency contracts	2,575	2,575	3,584	3,584	Level 2

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

The Wireless segment provides merchant radio frequency (RF) wireless network connectivity solutions and small cell distributed antenna systems (DAS) solutions. These solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy both cell sites and small cell DAS solutions to meet 2G, 3G and 4G cellular coverage and capacity requirements. Macro cell site solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder cables, coaxial cables, connectors, amplifiers, filters and backup power solutions. Metro cell solutions can be found outdoors on street poles and on other urban structures and include RF delivery, equipment housing and concealment solutions. These fully integrated outdoor systems consist of specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution systems, all minimized to fit an urban environment. The small cell DAS solutions are composed of distributed antenna systems that allow wireless operators to extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems.

The Enterprise segment provides connectivity and network intelligence for commercial buildings and data centers. These solutions include optical fiber and twisted pair structured cabling applications, intelligent infrastructure software, network rack and cabinet enclosures, intelligent building sensors, advanced LED lighting control systems and network design services.

The Broadband segment consists of cable and communications equipment that support the multi-channel video, voice and high-speed data services provided by cable operators. The segment’s products include coaxial and fiber-optic cables, fiber-to-the-home equipment, amplifiers, splitters, conduit and headend solutions for the network core.

The following table provides summary financial information by reportable segment (in millions):

	March 31, 2015	December 31, 2014
Identifiable segment-related assets:
Wireless	$2,388.5	$2,370.4
Enterprise	1,398.6	1,401.9
Broadband	339.0	352.1

Total identifiable segment-related assets	4,126.1	4,124.4
Reconciliation to total assets:
Cash and cash equivalents	735.1	729.3
Deferred income tax assets	56.5	59.0
Debt issuance costs	40.7	43.2

Total assets	$4,958.4	$4,955.9

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table provides net sales, operating income, depreciation and amortization by reportable segment (in millions):

	Three Months Ended
	March 31,
	2015	2014
Net sales:
Wireless	$496.3	$627.2
Enterprise	211.3	201.5
Broadband	118.0	107.5
Inter-segment eliminations	(0.2)	(1.2)

Consolidated net sales	$825.4	$935.0

Operating income:
Wireless (1)	$64.4	$127.6
Enterprise (2)	26.9	22.6
Broadband (3)	1.8	(3.7)

Consolidated operating income	$93.1	$146.5

Depreciation:
Wireless	$7.2	$7.0
Enterprise	2.6	2.7
Broadband	1.8	2.0

Consolidated depreciation	$11.6	$11.7

Amortization (4):
Wireless	$23.1	$22.5
Enterprise	17.4	17.4
Broadband	4.3	4.4

Consolidated amortization	$44.8	$44.3

(1)	Operating income for the three months ended March 31, 2015 and 2014 includes transaction and integration costs of $6.0 million and $0.6 million, respectively.
(2)	Operating income for the three months ended March 31, 2015 and 2014 includes transaction and integration costs of $3.0 million and $0.2 million, respectively. Operating income for the three months ended March 31, 2014 includes a gain of $5.4 million, from adjustments to the estimated fair value of contingent consideration related to the Redwood acquisition.
(3)	Operating income for the three months ended March 31, 2015 and 2014 includes transaction and integration costs of $2.4 million and $0.1 million, respectively.
(4)	Excludes amortization of debt issuance costs and original issue discount.

Sales to customers located outside of the United States comprised 53.6% and 39.8% of total net sales for the three months ended March 31, 2015 and 2014, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Three Months Ended
	March 31,
	2015	2014
United States	$383.1	$562.9
Europe, Middle East and Africa	158.9	169.6
Asia Pacific	189.9	128.9
Central and Latin America	66.7	58.4
Canada	26.8	15.2

Consolidated net sales	$825.4	$935.0

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

9. RESTRUCTURING COSTS

The Company has initiated restructuring actions to realign and lower its cost structure primarily through workforce reductions and other cost reduction initiatives at various facilities, including the cessation of manufacturing operations at the Joliet, Illinois; Statesville, North Carolina; and Guangzhou, China facilities. Much of the production capacity from these facilities has been shifted to other existing facilities or unaffiliated suppliers.

The Company’s net pretax restructuring charges, by segment, were as follows:

	Three Months Ended
	March 31,
	2015	2014
Wireless	$1,761	$1,238
Enterprise	37	214
Broadband	73	528

Total	$1,871	$1,980

The activity within the liability established for these restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance as of December 31, 2014	$3,822	$8,243	$—	$12,065
Additional charge recorded	1,544	165	162	1,871
Cash paid	(1,939)	(596)	(162)	(2,697)
Foreign exchange and other non-cash items	(103)	—	—	(103)

Balance as of March 31, 2015	$3,324	$7,812	$—	$11,136

Balance sheet classification as of March 31, 2015:
Other accrued liabilities	$3,324	$1,695	$—	$5,019
Other noncurrent liabilities	—	6,117	—	6,117

Total liability	$3,324	$7,812	$—	$11,136

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

Additional pretax costs of approximately $1.0 million to $2.0 million are expected to complete these initiatives. Cash payments of approximately $4.0 million to $5.0 million are expected to be paid by the end of 2015 with additional payments of $8.0 million to $9.0 million to be paid between 2016 and 2022. Additional restructuring actions may be taken and the resulting charges and cash requirements could be material.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

10. EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Service cost	$107	$114	$7	$24
Interest cost	2,938	3,335	161	225
Recognized actuarial loss (gain)	170	71	(283)	(84)
Amortization of prior service credits	—	—	(2,457)	(2,494)
Expected return on plan assets	(3,477)	(3,814)	—	—

Net periodic benefit income	$(262)	$(294)	$(2,572)	$(2,329)

The Company contributed $6.8 million to its pension and other postretirement benefit plans during the three months ended March 31, 2015. During the remainder of 2015, the Company anticipates making additional contributions of approximately $10.3 million to these plans.

11. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of March 31, 2015, $44.9 million of total unrecognized compensation costs related to non-vested stock options, restricted stock unit awards (RSUs), performance share units (PSUs) and share unit awards are expected to be recognized over a remaining weighted average period of 1.9 years. Although the share unit awards may, at the Company’s discretion, be settled in stock, they have historically been settled in cash and are accounted for as liability awards. There were no significant capitalized equity-based compensation costs at March 31, 2015.

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards generally vest over one to five years following the grant date and have a contractual term of ten years.

The following table summarizes the stock option activity (in thousands, except per share amounts):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	10,411	$7.32
Granted	292	$30.76	$13.25
Exercised	(1,575)	$7.64		$34,624
Forfeited	(15)	$23.00

Outstanding as of March 31, 2015	9,113	$7.99		$187,935

Exercisable at March 31, 2015	7,319	$7.53		$153,764
Expected to vest	1,790	$9.83		$34,132

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The exercise prices of outstanding options at March 31, 2015 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$2.96 to $5.35	821	3.0	$3.66	821	$3.66
$5.36 to $5.67	837	6.8	$5.57	499	$5.57
$5.68 to $8.54	5,005	5.8	$5.74	3,849	$5.74
$8.55 to $8.90	1,548	5.0	$8.65	1,548	$8.65
$8.91 to $23.00	602	8.9	$23.00	602	$23.00
$23.01 to $30.76	300	9.9	$30.55	—	$—

$2.96 to $30.76	9,113	5.9	$7.99	7,319	$7.53

The Company uses the Black-Scholes model to estimate the fair value of stock option awards. Key input assumptions used in the model include the grant date fair value of common stock, exercise price of the award, the expected option term, stock price volatility, the risk-free interest rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of its stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted.

	Three Months Ended
	March 31,
	2015	2014
Expected option term (in years)	6.0	5.0
Risk-free interest rate	1.6%	1.5%
Expected volatility	43.0%	45.0%
Expected dividend yield	—%	—%
Weighted average exercise price	$30.76	$23.00
Weighted average fair value at grant date	$13.25	$9.40

Performance Share Units

PSUs are stock awards in which the number of shares ultimately received by the employee depends on Company performance against specified targets. Such awards vest and shares are issued over three years if the performance targets are met. The fair value of each PSU is determined on the date of grant, based on the Company’s stock price. Over the performance period, the number of shares that are expected to be issued is adjusted upward or downward based upon the probable achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized will be based on the final performance metrics compared to the targets specified in the grants.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table summarizes the PSU activity (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested as of December 31, 2014	—	$—
Granted	184	$30.76
Forfeited	—	—

Outstanding and non-vested as of March 31, 2015	184	$30.76

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a one to three-year vesting period. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested as of December 31, 2014	372	$22.99
Granted	980	$30.76
Vested and shares issued	(3)	$18.25
Forfeited	(14)	$25.00

Outstanding and non-vested as of March 31, 2015	1,335	$28.68

Other

Share unit award expense of $1.3 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively, is included in equity-based compensation as an adjustment to reconcile net income to net cash generated by (used in) operating activities on the Condensed Consolidated Statements of Cash Flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2014 Annual Report on Form 10-K.

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

In January 2015, we announced that we agreed to acquire TE Connectivity’s Broadband Network Solutions (BNS) business in an all-cash transaction valued at approximately $3.0 billion. The BNS business provides fiber optic connectivity for wireline and wireless networks and generated annual revenues of approximately $1.9 billion in its fiscal year ended September 26, 2014. The transaction is expected to accelerate our strategy to drive profitable growth by expanding our business into attractive adjacent markets and to broaden our position as a leading communications infrastructure provider. In addition, the proposed acquisition will provide greater geographic and business diversity. The acquisition is expected to be financed using a combination of cash on hand and approximately $2.75 billion of additional net debt. The transaction is expected to close by the end of 2015, subject to consummation of contemplated financing, regulatory approvals and other customary closing conditions. During the three months ended March 31, 2015, we recognized $11.4 million of transaction and integration costs, primarily related to the proposed acquisition. We expect to incur additional transaction and integration costs prior to and following the closing of the acquisition and such costs may be material.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2014 Annual Report on Form 10-K.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 WITH THE THREE MONTHS ENDED MARCH 31, 2014

	Three Months Ended March 31,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$825.4	100.0%	$935.0	100.0%	$(109.6)	(11.7)%
Gross profit	293.2	35.5	337.7	36.1	(44.5)	(13.2)
Operating income	93.1	11.3	146.5	15.7	(53.4)	(36.5)
Non-GAAP adjusted operating income (1)	156.5	19.0	192.0	20.5	(35.5)	(18.5)
Net income	$39.5	4.8%	$64.5	6.9%	$(25.0)	(38.8)%
Diluted earnings per share	$0.20		$0.34

(1)	See “Reconciliation of Non-GAAP Measures.”

Net sales

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in millions)
Net sales	$825.4	$935.0	$(109.6)	(11.7)%
Domestic net sales	383.1	562.9	(179.8)	(31.9)
International net sales	442.3	372.1	70.2	18.9

The decrease in net sales for the three months ended March 31, 2015 compared to the corresponding prior year period was attributable to lower net sales in the United States primarily as a result of decreased spending by certain domestic wireless operators. Net sales in the Asia Pacific (APAC) region and the Central and Latin America (CALA) region increased for the three months ended March 31, 2015 compared to the prior year period while net sales in the Europe, Middle East and Africa (EMEA) region were slightly lower in the current period. Net sales to customers located outside of the United States comprised 53.6% and 39.8% of total net sales for the three months ended March 31, 2015 and 2014, respectively. Foreign exchange rate changes had a negative impact of approximately 3% on net sales for the three months ended March 31, 2015 compared to the same 2014 period.

From a segment perspective, the year-over-year decrease in net sales for the three months ended March 31, 2015 was due to lower net sales in our Wireless segment, partially offset by higher net sales in our Broadband and Enterprise segments. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in millions)
Gross profit	$293.2	$337.7	$(44.5)	(13.2)%
Gross margin percent	35.5%	36.1%
SG&A expense	125.7	113.0	12.7	11.2
As a percent of sales	15.2%	12.1%
R&D expense	27.7	31.9	(4.2)	(13.2)
As a percent of sales	3.4%	3.4%

Gross profit (net sales less cost of sales)

The decrease in gross profit for the three months ended March 31, 2015 compared to the prior year period was primarily due to lower sales volumes. The decrease in gross profit margin reflected less favorable absorption due to the lower sales volumes and unfavorable changes in geographic and product mix, partially offset by the benefit of cost reduction initiatives.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense for the three months ended March 31, 2015 increased compared to the prior year period primarily due to a $10.5 million increase in transaction and integration costs mainly resulting from the proposed acquisition of TE Connectivity’s BNS business. In addition, we recorded a $5.4 million reduction in SG&A expense in the three months ended March 31, 2014 resulting from an adjustment to the estimated fair value of contingent consideration payable related to a 2013 acquisition. Excluding these items, SG&A expense was $3.2 million lower in the first quarter of 2015 as compared to the first quarter of 2014, primarily due to a decrease in cash incentive compensation expense.

Research and development

Research and development (R&D) expense decreased for the three months ended March 31, 2015 compared to the prior year period primarily as a result of benefits from cost savings initiatives in the Broadband and Wireless segments and lower cash incentive compensation expense in the current year. Although R&D expense was lower in the current year period, R&D expense as a percentage of net sales was unchanged as a result of the decrease in net sales. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and Restructuring costs

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in millions)
Amortization of purchased intangible assets	$44.8	$44.3	$0.5	1.1%
Restructuring costs, net	1.9	2.0	(0.1)	(5.0)

Amortization of purchased intangible assets

The amortization of purchased intangible assets was higher in the three months ended March 31, 2015 compared to the prior year period due to the additional amortization resulting from the July 2014 acquisition of two businesses of United Kingdom-based Alifabs Group (Alifabs).

Restructuring costs

We recognized restructuring costs of $1.9 million during the three months ended March 31, 2015 compared with $2.0 million during the three months ended March 31, 2014. These restructuring costs were primarily related to our continued efforts to realign and lower our overall cost structure.

We expect to incur additional pretax costs of $1.0 million to $2.0 million to complete actions announced to date. Additional restructuring actions may be identified and resulting charges and cash requirements could be material.

Net interest expense, Other income (expense), net and Income taxes

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in millions)
Net interest expense	$(35.3)	$(41.2)	$5.9	(14.3)%
Other income (expense), net	2.6	(3.2)	5.8	NM
Income tax expense	(21.0)	(37.7)	16.7	(44.3)

NM – Not meaningful.

Net interest expense

The reduction in net interest expense for the three months ended March 31, 2015 as compared to the prior year period was due to changes in the composition of our long-term debt. In May 2014, we issued $1.3 billion of new senior notes and used substantially all of the net proceeds to redeem $1.1 billion of 8.25% senior notes that were due in 2019. The 2014 debt issuance and redemption resulted in a $6.0 million decrease in interest expense in the three months ended March 31, 2015 compared to the prior year period.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.38% as of March 31, 2015 and December 31, 2014 and 6.73% as of March 31, 2014.

Other income (expense), net

Foreign exchange gains of $0.2 million were included in other income (expense), net for the three months ended March 31, 2015 compared to a loss of $2.3 million for the three months ended March 31, 2014.

During the three months ended March 31, 2015, we sold a portion of our investment in Hydrogenics that resulted in pretax gains of $2.4 million which were recorded in other income (expense), net. Other income (expense), net for the three months ended March 31, 2014 included our share of losses in equity investments of $0.6 million.

Income taxes

Our effective income tax rate of 34.7% for the three months ended March 31, 2015 was lower than the statutory rate of 35% primarily due to the impact of earnings in foreign jurisdictions that we do not plan to repatriate. Such earnings are generally taxed at rates lower than the U.S. statutory rate. In addition, the effective income tax rate was also affected by the provision for state income taxes as well as losses in certain jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable.

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

We expect to continue to provide U.S. taxes on a significant portion of our current year foreign earnings in anticipation that such earnings will be repatriated to the U.S.

Segment Results

	Three Months Ended March 31,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
Wireless	$496.3	60.1%	$627.2	67.1%	$(130.9)	(20.9)%
Enterprise	211.3	25.6	201.5	21.5	9.8	4.9
Broadband	118.0	14.3	107.5	11.5	10.5	9.8
Inter-segment eliminations	(0.2)	(0.0)	(1.2)	(0.0)	1.0

Consolidated net sales	$825.4	100.0%	$935.0	100.0%	$(109.6)	(11.7)%

Operating income by segment:
Wireless	$64.4	13.0%	$127.6	20.3%	$(63.2)	(49.5)%
Enterprise	26.9	12.7	22.6	11.2	4.3	19.0
Broadband	1.8	1.5	(3.7)	(3.4)	5.5	NM

Consolidated operating income	$93.1	11.3%	$146.5	15.7%	$(53.4)	(36.5)%

Non-GAAP adjusted operating income by segment (1):
Wireless	$98.1	19.8%	$153.9	24.5%	$(55.8)	(36.3)%
Enterprise	49.0	23.2	36.1	17.9	12.9	35.7
Broadband	9.4	8.0	1.9	1.8	7.5	394.7

Non-GAAP consolidated adjusted operating income	$156.5	19.0%	$192.0	20.5%	$(35.4)	(18.4)%

(1)	See “Reconciliation of Non-GAAP Measures.” Components may not sum to total due to rounding.

NM – Not meaningful

Wireless Segment

We provide merchant RF wireless network connectivity solutions and small cell DAS solutions. Our solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy both cell sites and small cell DAS solutions to meet 2G, 3G and 4G cellular coverage and capacity requirements. Our macro cell site solutions can be found at wireless tower sites, rooftops, and include base station antennas, microwave antennas, hybrid fiber-feeder cables, coaxial cables, connectors, amplifiers, filters and backup power solutions. Our metro cell solutions can be found outdoors on street poles and on other urban structures and include RF delivery, equipment housing and concealment. These fully integrated outdoor systems consist of specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment. Our small cell DAS solutions are composed of distributed antenna systems that allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems.

The Wireless segment experienced a substantial decrease in net sales for the three months ended March 31, 2015 compared to the prior year period, primarily as a result of lower sales in the U.S. due to a slowdown in spending by certain domestic wireless operators. This decrease was partially offset by higher net sales in the APAC and the CALA regions. The Alifabs acquisition provided incremental net sales to the Wireless segment of $11.2 million during the three months ended March 31, 2015. Foreign exchange rate changes had a negative impact of approximately 4% on Wireless segment net sales for the three months ended March 31, 2015 compared to the prior year period.

Wireless segment operating income and non-GAAP adjusted operating income decreased substantially for the three months ended March 31, 2015 compared to the prior year period primarily due to the lower level of net sales.

Our sales to wireless operators can be volatile. While we continue to expect lower sales for our Wireless segment this year, we expect longer term demand for our Wireless products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services (including 4G deployments) in developed markets. Uncertainty in the global economy or a particular region or consolidation among wireless operators may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales.

Enterprise Segment

We provide enterprise connectivity solutions for commercial buildings and data centers. We provide voice, video, data and converged solutions that support mission-critical, high-bandwidth applications including storage area networks, streaming media, data backhaul, cloud applications and grid computing. These comprehensive solutions, sold primarily under the SYSTIMAX and Uniprise brands, include optical fiber and twisted pair structured cable solutions, intelligent infrastructure software, network rack and cabinet enclosures, intelligent building sensors, advanced LED lighting control systems and network design services.

Enterprise segment net sales for the three months ended March 31, 2015 were higher in all major geographical regions than the prior year period. Foreign exchange rate changes had a negative impact of approximately 1% for the three months ended March 31, 2015 compared to the same period in 2014.

Enterprise segment operating income and non-GAAP adjusted operating income increased for the three months ended March 31, 2015 compared to the prior year period primarily due to higher net sales, lower materials costs and a favorable mix of products sold.

We expect near-term and long-term demand for Enterprise products to be driven by global information technology and data center spending as the ongoing need for bandwidth and intelligence in the network continues to create demand for high-performance structured connectivity solutions in the enterprise market. Uncertain global economic conditions, variability in the levels of commercial construction activity, uncertain levels of information technology spending and reductions in the levels of distributor inventories may negatively affect demand for our products.

Broadband Segment

We provide cable and communications products that support the multi-channel video, voice and high-speed data services provided by multi-system operators (MSOs). We believe we are the leading global manufacturer of coaxial cable for hybrid fiber coaxial networks globally and a leading supplier of fiber optic cable for North American MSOs.

Broadband segment net sales were higher for the three months ended March 31, 2015 compared to the prior year period primarily as a result of higher net sales in the U.S. and the CALA region. Foreign exchange rate changes had a negative impact of approximately 1% on Broadband segment net sales for the three months ended March 31, 2015 compared to the prior year period.

Broadband segment operating income and non-GAAP adjusted operating income increased for the three months ended March 31, 2015 compared to the prior year period primarily as a result of higher net sales and the benefit of cost reduction initiatives.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	March 31, 2015	December 31, 2014	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$735.1	$729.3	$5.8	0.8%
Working capital, (1) excluding cash and cash equivalents and current portion of long-term debt of $9.0 million at March 31, 2015 and December 31, 2014	682.4	631.5	50.9	8.1
Availability under revolving credit facility	283.9	321.7	(37.8)	(11.8)
Long-term debt, including current portion	2,706.1	2,707.7	(1.6)	(0.1)
Total capitalization (2)	4,045.5	4,015.3	30.2	0.8
Long-term debt, including current portion, as a percentage of total capitalization	66.9%	67.4%

(1)	Working capital consisted of current assets of $1,887.9 million less current liabilities of $479.4 million as of March 31, 2015. Working capital consisted of current assets of $1,827.6 million less current liabilities of $475.8 million as of December 31, 2014.
(2)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of debt and/or equity. The primary uses of liquidity include funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), debt service requirements (including voluntary debt payments), acquisitions, income tax obligations, capital expenditures, payment of certain restructuring costs, and funding pension and other postretirement obligations.

Cash and cash equivalents were relatively unchanged during the first three months of 2015, as strong operating performance and proceeds from stock option exercises were partially offset by capital expenditures, an increase in working capital and the negative impact of changes in foreign exchange rates. The increase in working capital, excluding cash and cash equivalents and current portion of long-term debt, is primarily due to higher accounts receivable and the payment of 2014 cash incentives. The net change in total capitalization during the three months ended March 31, 2015 primarily reflects current year earnings.

Cash Flow Overview

	Three Months Ended March 31,
	2015	2014	Dollar Change
	(dollars in millions)
Net cash generated by (used in) operating activities	$1.2	$(35.5)	$36.7
Net cash used in investing activities	(5.5)	(5.4)	(0.1)
Net cash generated by financing activities	20.2	0.9	19.3

Operating Activities

During the three months ended March 31, 2015, we generated $1.2 million of cash through operating activities compared to the use of $35.5 million during the three months ended March 31, 2014. Although operating performance was lower in the current year period than in the prior year period, working capital requirements were also lower, resulting in higher cash generation in the current year period. Cash paid for interest was $45.1 million lower in the three months ended March 31, 2015 than in the prior year period, as a result of a change in the timing of interest payments.

We expect to generate net cash from operating activities in 2015. Based on historical performance, the first quarter is generally the weakest cash generation quarter of the year.

Investing Activities

Investment in property, plant and equipment during the three months ended March 31, 2015 was $8.2 million and primarily related to supporting improvements to manufacturing operations as well as investments in information technology (including software developed for internal use).

During the three months ended March 31, 2015, we received proceeds of $2.5 million related to the sale of 0.2 million shares of our investment in Hydrogenics.

Financing Activities

During the three months ended March 31, 2015, we repaid $2.2 million of our senior secured term loans. As of March 31, 2015, we had no outstanding borrowings under our $400.0 million revolving credit facility and the remaining availability was approximately $283.9 million, reflecting a borrowing base of $301.0 million reduced by $17.1 million of letters of credit issued under the revolving credit facility. During the first quarter of 2015, we received proceeds of $12.0 million and recognized $10.4 million of excess tax benefits related to the exercise of stock options.

During the three months ended March 31, 2014, we made a required payment of $2.2 million under our senior secured term loans. We also borrowed and repaid $15.0 million under our $400.0 million revolving credit facility. During the first quarter of 2014, we received proceeds of $2.0 million and recognized $1.5 million of excess tax benefits related to the exercise of stock options.

Future Cash Needs

The proposed acquisition of TE Connectivity’s BNS business for approximately $3.0 billion is expected to close by the end of 2015 and be funded using a combination of cash on hand and approximately $2.75 billion of additional net debt. We may fund some or all of the additional net debt prior to closing the acquisition, which could result in additional interest expense and cash paid for interest. In addition to the purchase price, we expect to incur financing costs and other transaction-related and integration costs that will require the use of cash on hand or borrowing under our revolving credit facility. If the acquisition is not completed, we may be required to pay a termination fee of $210.0 million, interest associated with the new debt and other transaction costs.

We expect that our primary future cash needs will be debt service, funding working capital requirements, funding acquisitions, capital expenditures, paying certain restructuring costs, tax payments (including the cost of repatriation), and funding pension and other postretirement benefit obligations. We paid $2.7 million of restructuring costs during the three months ended March 31, 2015 and expect to pay an additional $4 million to $5 million by the end of 2015 and

$8.0 million to $9.0 million between 2016 and 2022 related to restructuring actions that have been initiated. Any future restructuring actions would likely require additional cash expenditures and such requirements may be material. As of March 31, 2015, we have an unfunded obligation related to pension and other postretirement benefits of $23.4 million. We made contributions of $6.8 million to our pension and other postretirement benefit plans during the three months ended March 31, 2015 and currently expect to make additional contributions of $10.3 million during the balance of 2015. Contributions made during the three months ended March 31, 2015 include those required to comply with an agreement with the Pension Benefit Guaranty Corporation. We expect that our noncurrent employee benefit liabilities will be funded from existing cash balances and cash flow from future operations.

We may voluntarily repay existing debt or repurchase our senior notes or our senior PIK toggle notes, if market conditions are favorable and the applicable indenture and the senior secured credit facilities permit such repayment or repurchase.

Although there are no financial maintenance covenants under the terms of our senior notes or senior PIK toggle notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to Adjusted EBITDA as presented in this Quarterly Report on Form 10-Q (see Reconciliation of Non-GAAP Measures), which also give pro forma effect to certain events, including acquisitions, synergies and cost savings initiatives. For the twelve months ended March 31 2015, our pro forma Adjusted EBITDA, as measured pursuant to indentures governing our notes, was $834.3 million, which included the impact of cost reduction initiatives and acquisitions ($12.7 million) so that the impact of the initiatives and acquisitions are fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at March 31, 2015.

As of March 31, 2015, approximately 30% of our cash and cash equivalents was held outside the United States. Income taxes have been provided on foreign earnings such that there would be no significant tax cost to repatriate the portion of this cash not required to meet operational needs. The cash tax requirements to repatriate existing funds may vary from year to year.

We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, together with deal-specific financing for large acquisitions such as the proposed acquisition of TE Connectivity’s BNS business, will be sufficient to meet our presently anticipated future cash needs. We may, from time to time, increase borrowings under our revolving credit facility or issue securities, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs.

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

We also believe presenting results for the twelve months ended March 31, 2015 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the three months ended March 31, 2014 from the data for the year ended December 31, 2014 and then adding the data for the three months ended March 31, 2015.

Consolidated

	Three Months Ended March 31,		Year Ended December 31,	Twelve Months Ended March 31,
	2015	2014	2014	2015
	(dollars in millions)
Operating income	$93.1	$146.5	$577.4	$524.0
Adjustments:
Amortization of purchased intangible assets	44.8	44.3	178.3	178.8
Restructuring costs, net	1.9	2.0	19.3	19.2
Equity-based compensation	5.3	3.7	21.1	22.7
Asset impairments	—	—	12.1	12.1
Transaction and integration costs (a)	11.4	0.9	12.1	22.6
Purchase accounting adjustments (b)	—	(5.4)	(11.9)	(6.5)

Non-GAAP adjusted operating income	$156.5	$192.0	$808.4	$772.9
Depreciation	11.6	11.7	48.8	48.7

Non-GAAP adjusted EBITDA	$168.1	$203.7	$857.2	$821.6

(a)	Reflects transaction costs related to potential and consummated acquisitions, costs related to secondary stock offerings and integration costs related to the proposed acquisition of TE Connectivity’s BNS business.
(b)	Reflects non-cash charges resulting from purchase accounting adjustments. The three months ended March 31, 2014, the year ended December 31, 2014 and the twelve months ended March 31, 2015 reflect adjustments of $5.4 million, $13.1 million and $7.7 million, respectively, for the reduction in the estimated fair value of contingent consideration payable related to a prior period acquisition.

Wireless Segment

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Operating income	$64.4	$127.6
Adjustments:
Amortization of purchased intangible assets	23.1	22.5
Restructuring costs, net	1.8	1.2
Equity-based compensation	2.9	2.0
Transaction and integration costs	6.0	0.6

Non-GAAP adjusted operating income	$98.1	$153.9

Enterprise Segment

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Operating income	$26.9	$22.6
Adjustments:
Amortization of purchased intangible assets	17.4	17.4
Restructuring costs, net	—	0.2
Equity-based compensation	1.7	1.2
Transaction and integration costs	3.0	0.2
Purchase accounting adjustments	—	(5.4)

Non-GAAP adjusted operating income	$49.0	$36.1

Broadband Segment

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Operating income (loss)	$1.8	$(3.7)
Adjustments:
Amortization of purchased intangible assets	4.3	4.4
Restructuring costs, net	0.1	0.5
Equity-based compensation	0.6	0.5
Transaction and integration costs	2.4	0.1

Non-GAAP adjusted operating income	$9.4	$1.9

Note: Components may not sum to total due to rounding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q or any other oral or written statements made by us or on our behalf may include forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “anticipate,” “should,” “could,” “designed to,” “foreseeable future,” “believe,” “think,” “scheduled,” “outlook,” “guidance” and similar expressions. This list of indicative terms and phrases is not intended to be all-inclusive.

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our dependence on customers’ capital spending on communication systems; concentration of sales among a limited number of customers or distributors; changes in technology; our ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; industry competition and the ability to retain customers through product innovation, introduction and marketing; risks associated with our sales through channel partners; possible production disruptions due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; the risk our global manufacturing operations suffer production or shipping delays causing difficulty in meeting customer demands; the risk that internal production capacity and that of contract manufacturers may be insufficient to meet customer demand or quality standards for our products; our ability to maintain effective information management systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches or computer viruses; product performance issues and associated warranty claims; significant international operations and the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; our ability to compete in international markets due to export and import controls to which we may be subject; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities, including delays or challenges related to removing, transporting or reinstalling equipment, that may affect our ability to meet customer demands for products; possible future restructuring actions; possible future impairment charges for fixed or intangible assets, including goodwill; increased obligations under employee benefit plans; cost of protecting or defending intellectual property; changes in laws or regulations affecting us or the industries we serve; costs and challenges of compliance with domestic and foreign environmental laws and the effects of climate change; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers; our ability to attract and retain qualified key employees; allegations of health risks from wireless equipment; availability and adequacy of insurance; natural or man-made disasters or other disruptions; income tax rate variability and ability to recover amounts recorded as value-added tax receivables; labor unrest; risks of not realizing benefits from research and development projects; substantial indebtedness and maintaining compliance with debt covenants; our ability to incur additional indebtedness; ability of our lenders to fund borrowings under their credit commitments; changes in capital availability or costs, such as changes in interest rates, security ratings and market perceptions of the businesses in which we operate, or the ability to obtain capital on commercially reasonable terms or at all; our ability to generate cash to service our indebtedness; our ability to consummate the proposed acquisition (the Acquisition) of TE Connectivity’s Telecom, Wireless and Enterprise businesses (the BNS business) on a timely basis or at all; risks associated with antitrust approval of the Acquisition; our ability to integrate the BNS business on a timely and cost effective manner; our reliance on TE Connectivity for transition services for some period of time after closing of the Acquisition; our ability to realize expected growth opportunities and cost savings from the Acquisition; and other factors beyond our control. These and other factors are discussed in greater detail in our 2014 Annual Report on Form 10-K. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. However, we are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2014 Annual Report on Form 10-K, as filed with the SEC on February 20, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The material set forth under “Commitments and Contingencies” in Note 1 of Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes from our risk factors as previously reported in Item 1A of our 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1*	Stock and Asset Purchase Agreement, dated January 27, 2015, by and among CommScope Holding Company, Inc., CommScope, Inc. and TE Connectivity Ltd. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on January 28, 2015).

10.1*	Debt Commitment Letter, dated January 27, 2015, by and among CommScope Holding Company, Inc., CommScope, Inc. and JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith, Deutsche Bank AG New York Branch, Deutsche Bank Cayman Island Branch, Deutsche Bank Securities Inc., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on January 28, 2015).

10.2	Form of Restricted Stock Unit Award Certificate under the CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan.

10.3	Form of Performance Stock Unit Award Certificate under the CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan.

10.4	Form of Non-Qualified Stock Option Certificate under the CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.INS	XBRL Taxonomy Extension Label Linkbase Document.

101.INS	XBRL Taxonomy Extension Presentation Linkbase Document.

101.INS	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMSCOPE HOLDING COMPANY, INC.

April 29, 2015	/s/ Mark A. Olson
Date	Mark A. Olson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)