Form 10-Q
period 2015-06-30
CommScope Holding Company, Inc.
filed 2015-07-28
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 15, 2015 there were 189,989,161 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

June  30, 2015

Part 1 – Financial Information (Unaudited)

ITEM 1.	Condensed Consolidated Financial Statements

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

and Comprehensive Income

(Unaudited - In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$867,290	$1,066,256	$1,692,690	$2,001,292
Operating costs and expenses:
Cost of sales	552,595	654,605	1,084,791	1,251,930
Selling, general and administrative	130,797	121,070	256,468	234,098
Research and development	27,982	33,082	55,718	64,952
Amortization of purchased intangible assets	44,624	44,306	89,410	88,604
Restructuring costs, net	1,894	2,309	3,765	4,289
Asset impairments	—	7,229	—	7,229

Total operating costs and expenses	757,892	862,601	1,490,152	1,651,102

Operating income	109,398	203,655	202,538	350,190
Other income (expense), net	86	(88,791)	2,713	(91,986)
Interest expense	(49,036)	(63,625)	(85,365)	(105,905)
Interest income	1,031	1,111	2,060	2,215

Income before income taxes	61,479	52,350	121,946	154,514
Income tax expense	(15,887)	(24,307)	(36,878)	(61,984)

Net income	$45,592	$28,043	$85,068	$92,530

Earnings per share:
Basic	$0.24	$0.15	$0.45	$0.50
Diluted	$0.24	$0.15	$0.44	$0.49
Weighted average shares outstanding:
Basic	189,682	186,509	189,084	186,226
Diluted	194,004	190,984	193,570	190,694
Comprehensive income:
Net income	$45,592	$28,043	$85,068	$92,530
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	11,638	2,356	(17,850)	3,983
Pension and other postretirement benefit activity	(1,586)	(1,551)	(3,173)	(3,102)
Available-for-sale securities	(1,147)	18,694	(4,136)	18,694

Total other comprehensive income (loss), net of tax	8,905	19,499	(25,159)	19,575

Total comprehensive income	$54,497	$47,542	$59,909	$112,105

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share amounts)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$792,959	$729,321
Accounts receivable, less allowance for doubtful accounts of $10,544 and $8,797, respectively	718,333	612,007
Inventories, net	352,777	367,185
Prepaid expenses and other current assets	59,180	67,875
Deferred income taxes	49,627	51,230

Total current assets	1,972,876	1,827,618
Property, plant and equipment, net of accumulated depreciation of $225,599 and $207,342, respectively	286,134	289,371
Goodwill	1,450,847	1,451,887
Other intangible assets, net	1,171,496	1,260,927
Funds restricted for acquisition	2,746,875	—
Other noncurrent assets	83,875	87,255

Total assets	$7,712,103	$4,917,058

Liabilities and Stockholders’ Equity
Accounts payable	$248,473	$177,806
Other accrued liabilities	269,414	289,006
Current portion of long-term debt	12,554	9,001

Total current liabilities	530,441	475,813
Long-term debt	5,346,340	2,659,897
Deferred income taxes	303,093	339,945
Pension and other postretirement benefit liabilities	19,869	29,478
Other noncurrent liabilities	102,088	104,306

Total liabilities	6,301,831	3,609,439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000; Issued and outstanding shares: None at June 30, 2015 or December 31, 2014	—	—
Common stock, $.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 189,953,618 and 187,831,389 at June 30, 2015 and December 31, 2014, respectively	1,909	1,888
Additional paid-in capital	2,184,156	2,141,433
Retained earnings (accumulated deficit)	(656,451)	(741,519)
Accumulated other comprehensive loss	(108,707)	(83,548)
Treasury stock, at cost: 961,566 shares at June 30, 2015 and December 31, 2014	(10,635)	(10,635)

Total stockholders’ equity	1,410,272	1,307,619

Total liabilities and stockholders’ equity	$7,712,103	$4,917,058

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities:
Net income	$85,068	$92,530
Adjustments to reconcile net income to net cash generated by (used in) operating activities:
Depreciation and amortization	125,723	138,481
Equity-based compensation	15,378	10,171
Deferred income taxes	(34,129)	(11,495)
Asset impairments	—	7,229
Excess tax benefits from equity-based compensation	(14,164)	(6,987)
Changes in assets and liabilities:
Accounts receivable	(118,257)	(168,817)
Inventories	9,038	(76,456)
Prepaid expenses and other assets	5,877	(19,426)
Accounts payable and other liabilities	(2,269)	(5,182)
Other	1,001	(8,925)

Net cash generated by (used in) operating activities	73,266	(48,877)
Investing Activities:
Additions to property, plant and equipment	(24,081)	(16,191)
Proceeds from sale of property, plant and equipment	173	1,446
Cash refunded from acquisitions	—	4,745
Acquisition funds held in escrow	(2,746,875)	—
Other	3,097	7,299

Net cash used in investing activities	(2,767,686)	(2,701)
Financing Activities:
Long-term debt repaid	(502,517)	(1,119,789)
Long-term debt proceeds	3,246,875	1,315,000
Long-term debt financing costs	(9,025)	(22,738)
Proceeds from the issuance of common shares under equity-based compensation plans	16,951	7,942
Excess tax benefits from equity-based compensation	14,164	6,987

Net cash generated by financing activities	2,766,448	187,402
Effect of exchange rate changes on cash and cash equivalents	(8,390)	(1,095)

Change in cash and cash equivalents	63,638	134,729
Cash and cash equivalents, beginning of period	729,321	346,320

Cash and cash equivalents, end of period	$792,959	$481,049

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited - In thousands, except share amounts)

	Six Months Ended
	June 30,
	2015	2014
Number of common shares outstanding:
Balance at beginning of period	187,831,389	185,861,777
Issuance of shares under equity-based compensation plans	2,122,229	1,309,142

Balance at end of period	189,953,618	187,170,919

Common stock:
Balance at beginning of period	$1,888	$1,868
Issuance of shares under equity-based compensation plans	21	13

Balance at end of period	$1,909	$1,881

Additional paid-in capital:
Balance at beginning of period	$2,141,433	$2,101,350
Issuance of shares under equity-based compensation plans	16,930	7,929
Equity-based compensation	11,714	7,778
Tax benefit from shares issued under equity-based compensation plans	14,079	6,987

Balance at end of period	$2,184,156	$2,124,044

Retained earnings (accumulated deficit):
Balance at beginning of period	$(741,519)	$(978,291)
Net income	85,068	92,530

Balance at end of period	$(656,451)	$(885,761)

Accumulated other comprehensive loss:
Balance at beginning of period	$(83,548)	$(26,276)
Other comprehensive income (loss), net of tax	(25,159)	19,575

Balance at end of period	$(108,707)	$(6,701)

Treasury stock, at cost:
Balance at beginning and end of period	$(10,635)	$(10,635)

Total stockholders’ equity	$1,410,272	$1,222,828

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

In June 2015, the Company borrowed $2.75 billion to be used, along with cash on hand, to fund the BNS acquisition. The proceeds of the financing are being held in escrow until the completion of the BNS acquisition. See Note 5 for additional discussion of the financing transactions. The BNS acquisition is expected to close within the next few months, subject to regulatory approvals and other customary closing conditions. During the three and six months ended June 30, 2015, the Company recorded transaction and integration costs in selling, general and administrative (SG&A) expense of $9.9 million and $21.3 million, respectively, primarily related to the proposed acquisition.

Basis of Presentation

The Condensed Consolidated Balance Sheet as of June 30, 2015, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015 and 2014, and the Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity for the six months ended June 30, 2015 and 2014 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the 2014 Annual Report). There were no changes in the Company’s significant accounting policies during the three or six months ended June 30, 2015. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements.

As of June 30, 2015, the Company adopted new accounting guidance that requires debt issuance costs related to a recognized debt liability be reported as a direct deduction from the carrying amount of that debt liability. The guidance has been applied retrospectively to the prior period presented. The adoption of this accounting guidance reduced the Company’s other noncurrent assets and long-term debt by the amount of unamortized debt issuance costs. As of June 30, 2015 and December 31, 2014, this amount was $97.7 million and $38.8 million, respectively.

Concentrations of Risk and Related Party Transactions

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 13% of the Company’s total net sales during the three and six months ended June 30, 2015. Net sales to Anixter accounted for approximately 11% of the Company’s total net sales during the three and six months ended June 30, 2014. Sales to Anixter primarily originate within the Enterprise segment. Other than Anixter, no direct customer accounted for 10% or more of the Company’s total net sales for the three or six months ended June 30, 2015 or 2014.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Accounts receivable from Anixter represented approximately 12% of accounts receivable as of June 30, 2015. Other than Anixter, no direct customer accounted for 10% or more of the Company’s accounts receivable as of June 30, 2015.

As of June 30, 2015, funds affiliated with The Carlyle Group (Carlyle) owned 32.2% of the outstanding shares of CommScope.

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Product warranty accrual, beginning of period	$15,366	$22,938	$17,054	$24,838
Provision for warranty claims	2,372	2,662	3,914	4,931
Warranty claims paid	(2,544)	(3,805)	(5,774)	(7,974)

Product warranty accrual, end of period	$15,194	$21,795	$15,194	$21,795

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

Asset Impairments

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. There were no significant asset impairments identified during the three or six months ended June 30, 2015. During the three months ended June 30, 2014, as a result of revisions to the business plan for a particular product line, the Company determined that certain intangible assets in the Broadband segment were no longer recoverable and a $7.2 million impairment charge was recorded.

Income Taxes

The effective income tax rate of 25.8% and 30.2% for the three and six months ended June 30, 2015 was lower than the statutory rate of 35% primarily due to the impact of earnings in foreign jurisdictions that the Company does not plan to repatriate. Such earnings are generally taxed at rates lower than the U.S. statutory rate. In addition, the effective income tax rate for the three and six months ended June 30, 2015 was also affected by a reduction in tax expense related to uncertain tax positions as well as an unfavorable rate impact resulting from the provision for state income taxes and losses in certain jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The effective income tax rate of 46.4% and 40.1% for the three and six months ended June 30, 2014, respectively, was higher than the statutory rate of 35% primarily due to increases in valuation allowances for foreign tax credit carryforwards, losses in certain jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable, the provision for state income taxes and certain tax costs associated with repatriation of foreign earnings. In addition, no tax benefit was recognized on the $7.2 million asset impairment charge recorded during the second quarter of 2014. These items were partially offset by gains of $6.6 million and $12.0 million in the three and six months ended June 30, 2014, respectively, that resulted from the reduction in the estimated fair value of contingent consideration payable, which was not subject to tax. The Company also recognized a reduction in tax expense during the six months ended June 30, 2014 related to uncertain tax positions for which the statutes of limitations had lapsed.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on net income divided by the weighted average number of common shares outstanding plus the dilutive effect of potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding equity-based awards (stock options, performance share units and restricted stock units). Certain outstanding equity-based awards were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance conditions were not met (1.8 million shares and 1.5 million shares for the three and six months ended June 30, 2015, respectively, and 2.2 million shares and 1.9 million shares for the three and six months ended June 30, 2014, respectively).

The following table presents the basis for the earnings per share computations (per share amounts not in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income for basic and diluted earnings per share	$45,592	$28,043	$85,068	$92,530
Denominator:
Weighted average shares outstanding—basic	189,682	186,509	189,084	186,226
Dilutive effect of equity-based awards	4,322	4,475	4,486	4,468

Weighted average common shares outstanding—diluted	194,004	190,984	193,570	190,694

Earnings per share:
Basic	$0.24	$0.15	$0.45	$0.50
Diluted	$0.24	$0.15	$0.44	$0.49

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This guidance defines how companies report revenues from contracts with customers and also requires enhanced disclosures. In July 2015, the FASB voted to defer the effective date by one year, with early adoption on the original effective date permitted. The Company will be required to adopt the standard as of January 1, 2018 and early adoption is permitted as of January 1, 2017. The Company has not determined the transition approach that will be utilized or estimated the impact of adopting the new accounting standard.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

2. ACQUISITIONS

Alifabs Group

In July 2014, the Company acquired two businesses of United Kingdom-based Alifabs Group (Alifabs) for $48.8 million ($46.7 million, net of cash acquired). Alifabs is a designer and supplier of enclosures, monopoles, smaller streetworks towers and tower solutions for the United Kingdom telecommunications, utility and energy markets. Sales of Alifabs products reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income were $9.2 million and $20.4 million, respectively, for the three and six months ended June 30, 2015.

The allocation of the purchase price, based on the estimated fair value of assets acquired and liabilities assumed, is as follows (in millions):

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

Redwood Systems, Inc.

In July 2013, the Company acquired Redwood Systems, Inc. (Redwood), for an initial payment of $9.8 million and contingent consideration payable in 2015 that had an estimated fair value of $12.4 million as of the acquisition date. During the year ended December 31, 2014, the estimated fair value of the liability for contingent consideration was reduced to zero and no payments have been or are expected to be made. During the three and six months ended June 30, 2014, the Company recorded a $6.6 million and $12.0 million reduction in SG&A expense, respectively, resulting from an adjustment to the estimated fair value of contingent consideration payable related to the Redwood acquisition.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

3. GOODWILL

The following table presents goodwill by reportable segment (in millions):

	Wireless	Enterprise	Broadband	Total
Goodwill, gross, as of December 31, 2014	$833.1	$653.8	$86.3	$1,573.2
Foreign exchange	(1.1)	—	—	(1.1)

Goodwill, gross, as of June 30, 2015	832.0	653.8	86.3	1,572.1
Accumulated impairment charges as of December 31, 2014 and June 30, 2015	(85.1)	—	(36.2)	(121.3)

Goodwill, net, as of June 30, 2015	$746.9	$653.8	$50.1	$1,450.8

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	June 30, 2015	December 31, 2014
Raw materials	$97,299	$90,486
Work in process	89,077	105,739
Finished goods	166,401	170,960

	$352,777	$367,185

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

The following table presents information related to the Company’s investment in Hydrogenics:

	June 30, 2015	December 31, 2014
Shares owned	1,332	1,534
Cost basis	$997	$1,150
Fair value	$13,548	$20,392
Pretax unrealized gain in accumulated other comprehensive income	$12,551	$19,242

The following table provides information related to the sale of shares in Hydrogenics:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Shares sold	30	500	202	500
Proceeds received	$324	$7,106	$2,817	$7,106
Pretax gain realized	$303	$6,732	$2,666	$6,732

Gains on the sale of available-for-sale securities have been determined using the average cost method and are recorded in other income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Income.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Other Accrued Liabilities

	June 30, 2015	December 31, 2014
Compensation and employee benefit liabilities	$62,408	$122,291
Deferred revenue	19,860	25,888
Product warranty accrual	15,194	17,054
Accrued interest	13,734	8,952
Restructuring reserve	3,747	5,657
Income taxes payable	22,285	35,302
Accrued debt issuance costs	58,026	—
Accrued professional fees	9,606	7,147
Other	64,554	66,715

	$269,414	$289,006

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign currency translation
AOCL balance, beginning of period	$(109,971)	$(27,445)	$(80,483)	$(29,072)
Other comprehensive income (loss)	11,638	2,356	(17,728)	4,083
Amounts reclassified from AOCL	—	—	(122)	(100)

AOCL balance, end of period	$(98,333)	$(25,089)	$(98,333)	$(25,089)

Pension and other postretirement benefit activity
AOCI (AOCL) balance, beginning of period	$(16,544)	$1,245	$(14,957)	$2,796
Amounts reclassified from AOCI (AOCL)	(1,586)	(1,551)	(3,173)	(3,102)

AOCL balance, end of period	$(18,130)	$(306)	$(18,130)	$(306)

Available-for-sale securities
AOCI balance, beginning of period	$8,903	$—	$11,892	$—
Other comprehensive income (loss)	(960)	18,694	(2,488)	18,694
Amounts reclassified from AOCI	(187)	—	(1,648)	—

AOCI balance, end of period	$7,756	$18,694	$7,756	$18,694

Net AOCL, end of period	$(108,707)	$(6,701)	$(108,707)	$(6,701)

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Cash Flow Information

	Six Months Ended
	June 30,
	2015	2014
Cash paid during the period for:
Income taxes, net of refunds	$60,258	$51,383
Interest	$67,423	$115,656
Non-cash financing activities:
Accrued and unpaid debt issuance costs	$58,026	$762

5. FINANCING

	June 30, 2015	December 31, 2014
6.00% senior notes due June 2025	$1,500,000	$—
5.50% senior notes due June 2024	650,000	650,000
5.00% senior notes due June 2021	650,000	650,000
Senior PIK toggle notes due June 2020	550,000	550,000
4.375% senior secured notes due June 2020	500,000	—
Senior secured term loan due December 2022	1,250,000	—
Senior secured term loan due January 2018	361,875	518,438
Senior secured term loan due January 2017	—	345,625
Senior secured revolving credit facility expires May 2020	—	—
Other	54	408

	$5,461,929	$2,714,471
Less: Original issue discount, net of amortization	(5,337)	(6,746)
Less: Debt issuance costs, net of amortization	(97,698)	(38,827)
Less: Current portion	(12,554)	(9,001)

	$5,346,340	$2,659,897

See Note 6 in the Notes to Consolidated Financial Statements in the 2014 Annual Report for additional information on the terms and conditions of the 5.00% senior notes (the 2021 Notes), the 5.50% senior notes (the 2024 Notes), the senior secured credit facilities and the 6.625%/7.375% senior payment-in-kind toggle notes (the senior PIK toggle notes).

6.00% Senior Notes Due 2025

In June 2015, CommScope Technologies Finance LLC, a wholly owned subsidiary of the Company, issued $1.5 billion of 6.00% Senior Notes due June 15, 2025 (the 2025 Notes). Interest is payable on the 2025 Notes semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Company intends to use the proceeds of the offering of the 2025 Notes, together with cash on hand and borrowings under the senior secured term loan facility due December 2022, to finance the acquisition of the BNS business. The proceeds from the issuance of the 2025 Notes are being held in escrow until the completion of the BNS acquisition. If, prior to April 26, 2016, the BNS acquisition is not consummated, the acquisition agreement is terminated or the Company believes the acquisition will not be consummated, the 2025 Notes will be subject to redemption at a price equal to 100% of their principal amount, plus accrued and unpaid interest to the redemption date.

Concurrent with the consummation of the BNS acquisition, CommScope Technologies Finance LLC (an unrestricted subsidiary as defined in the senior secured credit facilities) will merge with and into CommScope Technologies LLC (a wholly owned subsidiary of the Company), with CommScope Technologies LLC continuing as the surviving entity. Upon completion of this merger, CommScope Technologies LLC will become the issuer of the 2025 Notes, and the 2025 Notes will be guaranteed on a senior basis by CommScope, Inc. and its domestic restricted subsidiaries, subject to certain

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

exceptions. The 2025 Notes and guarantees are effectively junior to all of the Company’s and the guarantors’ existing and future secured debt, including its senior secured credit facilities, to the extent of the value of the assets securing such secured debt. In addition, the 2025 Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, including indebtedness incurred by certain of the Company’s non-U.S. subsidiaries under the revolving credit facility.

The 2025 Notes may be redeemed prior to maturity under certain circumstances. Upon certain change of control events, the 2025 Notes may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest to the redemption date. Prior to June 15, 2020, the 2025 Notes may be redeemed at a redemption price equal to 100% of their principal amount, plus a make-whole premium (as defined in the indenture governing the 2025 Notes), plus accrued and unpaid interest to the redemption date. On or prior to June 15, 2018, under certain circumstances, the Company may also redeem up to 40% of the aggregate principal amount of the 2025 Notes at a redemption price of 106.0%, plus accrued and unpaid interest to the redemption date using the proceeds of certain equity offerings.

In connection with issuing the 2025 Notes, the Company incurred costs of approximately $33.0 million during the three and six months ended June 30, 2015, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the notes.

4.375% Senior Secured Notes Due 2020

In June 2015, CommScope, Inc., a direct wholly owned subsidiary of the Company, issued $500.0 million of 4.375% Senior Secured Notes due June 15, 2020 (the 2020 Notes). Interest is payable on the 2020 Notes semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015.

The Company used the net proceeds of the offering of the 2020 Notes, together with cash on hand, to repay the entire principal amount outstanding under the existing term loan due 2017 and a portion of the principal amount outstanding under the existing term loan due 2018.

The 2020 Notes are guaranteed on a senior secured basis by CommScope Holding Company, Inc. and its domestic restricted subsidiaries, subject to certain exceptions, and secured by security interests that secure indebtedness under the Company’s term loan facility.

The 2020 Notes may be redeemed prior to maturity under certain circumstances. Upon certain change of control events, the 2020 Notes may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest to the redemption date. Prior to June 15, 2017, the 2020 Notes may be redeemed at a redemption price equal to 100% of their principal amount, plus a make-whole premium (as defined in the indenture governing the 2020 Notes), plus accrued and unpaid interest to the redemption date. Prior to June 15, 2017, under certain circumstances, the Company may also redeem up to 40% of the aggregate principal amount of the 2020 Notes at a redemption price of 104.375%, plus accrued and unpaid interest to the redemption date using the proceeds of certain equity offerings.

In connection with issuing the 2020 Notes, the Company incurred costs of approximately $6.9 million during the three and six months ended June 30, 2015, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the notes.

Senior Secured Credit Facilities

In May 2015, the Company amended its asset-based revolving credit facility to, among other things, expand the facility from $400.0 million to $550.0 million and extend the maturity date to May 2020, subject to acceleration under certain circumstances. The ability to access the additional $150.0 million of revolving commitments is conditioned on the consummation of the BNS acquisition and other customary conditions. In connection with this amendment, the Company incurred costs of approximately $0.4 million during the three and six months ended June 30, 2015, which were recorded in other noncurrent assets and are being amortized over the term of the revolving credit facility. As of June 30, 2015, the Company had no outstanding borrowings under its revolving credit facility and the Company did not borrow under its revolving credit facility during the six months ended June 30, 2015. As of June 30, 2015, the Company had availability of approximately $318.9 million under its revolving credit facility, after giving effect to borrowing base limitations and outstanding letters of credit.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

In June 2015, the Company used the proceeds from the 2020 Notes issuance to repay $500.0 million of its existing term loans. In addition, CommScope Finance LLC (a wholly owned subsidiary of the Company and an unrestricted subsidiary as defined in the senior secured credit facilities) borrowed an additional $1.25 billion, less $3.1 million of original issue discount, in a term loan due December 2022 (the 2022 Term Loan). The Company intends to use the proceeds from the 2022 Term Loan, together with cash on hand and proceeds from the 2025 Notes, to finance the acquisition of the BNS business. The net proceeds from the 2022 Term Loan are being held in escrow until the completion of the BNS acquisition. Concurrent with the consummation of the BNS acquisition, the 2022 Term Loan will be assumed by CommScope, Inc. as a term loan under its senior secured credit facilities. If, prior to April 26, 2016, the BNS acquisition is not consummated, the acquisition agreement is terminated or the Company believes the acquisition will not be consummated, the 2022 Term Loan will be subject to mandatory prepayment, plus accrued and unpaid interest to the prepayment date.

The 2022 Term Loan has scheduled maturities of $12.5 million per year due in equal quarterly installments with the balance due at maturity (commencing after assumption of the 2022 term loan under the senior secured credit facilities of CommScope, Inc.). The current portion of long-term debt reflects $12.5 million of repayments under the 2022 Term Loan. The interest rate margin applicable to the 2022 Term Loan is, prior to the consummation of the BNS acquisition, one-, two-, three- or six-month LIBOR or, if available from all lenders, twelve-month LIBOR (selected at the Company’s option) plus a margin of 3.00%, subject to a LIBOR floor of 0.75% (the LIBOR Option) and, after consummation of the BNS acquisition, at the Company’s option, either (1) the base rate plus a margin of 2.00% or (2) the LIBOR Option.

During the three and six months ended June 30, 2015, the Company repaid $500.0 million and $502.2 million, respectively, of its existing senior secured term loans. In connection with the repayment of existing term loans, $6.7 million of original issue discount and debt issuance costs were written off and included in interest expense. The Company incurred costs of approximately $26.7 million during the three and six months ended June 30, 2015 related to the additional borrowings under the term loan facility. These costs were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the 2022 Term Loan.

No portion of the senior secured term loans was reflected as a current portion of long-term debt as of June 30, 2015 related to the potentially required excess cash flow payment because the amount that may be payable in 2016, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2015 related to 2014.

Other Matters

The following table summarizes scheduled maturities of long-term debt as of June 30, 2015 (in millions):

	Remainder of 2015	2016	2017	2018	2019	Thereafter
Scheduled maturities of long-term debt	$6.3	$12.5	$12.5	$374.4	$12.5	$5,043.7

The Company’s non-guarantor subsidiaries held approximately $1,093 million, or 14%, of total assets and approximately $271 million, or 4%, of total liabilities as of June 30, 2015 and accounted for approximately $378 million, or 44%, and $753 million, or 45%, of net sales for the three and six months ended June 30, 2015, respectively. As of December 31, 2014, the non-guarantor subsidiaries held approximately $1,089 million, or 22%, of total assets and approximately $282 million, or 8%, of total liabilities. For the three and six months ended June 30, 2014, the non-guarantor subsidiaries accounted for approximately $382 million, or 36%, and $702 million, or 35%, of net sales, respectively. All amounts presented exclude intercompany balances.

CommScope, Inc. is a guarantor of the 2025 Notes and the issuer of the 2021 Notes, 2024 Notes and the 2020 Notes. The balance sheet and income statement amounts for CommScope, Inc. are substantially identical to those of the Company other than interest expense and total debt. Interest expense for CommScope, Inc. does not reflect the interest expense incurred in connection with the senior PIK toggle notes. For both the three months ended June 30, 2015 and 2014, interest expense related to the PIK toggle notes was $9.5 million ($6.1 million net of tax). For both the six months ended June 30, 2015 and 2014, interest expense related to the PIK toggle notes was $19.0 million ($12.2 million net of tax). Total debt for CommScope, Inc. and its subsidiaries as of June 30, 2015 was $4,816.8 million, which does not include the senior PIK toggle notes.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.44% at June 30, 2015 and 5.38% at December 31, 2014.

6. DERIVATIVES AND HEDGING ACTIVITIES

The Company uses forward contracts to hedge a portion of its exposure to balances denominated in currencies other than the functional currency of various subsidiaries and to manage exposure to certain planned foreign currency expenditures in order to mitigate the impact of changes in exchange rates. As of June 30, 2015, the Company had foreign exchange contracts with maturities of up to seven months with an aggregate notional value of $335 million (based on exchange rates as of June 30, 2015). Unrealized gains and losses resulting from these contracts are recognized in other income (expense), net and partially offset corresponding foreign exchange gains and losses on the balances being hedged. These instruments are not held for speculative or trading purposes. These contracts are not designated as hedges for hedge accounting and are marked to market each period through earnings.

The following table presents the balance sheet location and fair value of the Company’s derivatives:

		Fair Value of Asset (Liability)
	Balance Sheet Location	June 30, 2015	December 31, 2014
Foreign currency contracts	Prepaid expenses and other current assets	$3,082	$1,165
Foreign currency contracts	Other accrued liabilities	(485)	(3,584)

Total derivatives not designated as hedging instruments		$2,597	$(2,419)

The pretax impact of the foreign currency forward contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Gain (Loss) Recognized
Three Months Ended June 30, 2015	Other expense, net	$3,636
Three Months Ended June 30, 2014	Other expense, net	$(303)
Six Months Ended June 30, 2015	Other expense, net	$(1,164)
Six Months Ended June 30, 2014	Other expense, net	$(3,335)

7. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, funds held in escrow, trade receivables, trade payables, available-for-sale securities, debt instruments and foreign currency contracts. Funds held in escrow consist primarily of AAA-rated money market funds and U.S. Treasury funds. For cash and cash equivalents, funds held in escrow, trade receivables and trade payables, the carrying amounts of these financial instruments as of June 30, 2015 and December 31, 2014 were considered representative of their fair values due to their short terms to maturity. The fair value of the Company’s available-for-sale securities is based on quoted market prices. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The carrying amounts, estimated fair values and valuation input levels of the Company’s available-for-sale securities, foreign currency contracts, and debt instruments as of June 30, 2015 and December 31, 2014, are as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Available-for-sale securities	$13,548	$13,548	$20,392	$20,392	Level 1
Foreign currency contracts	3,082	3,082	1,165	1,165	Level 2
Liabilities:
6.00% senior notes due 2025	1,500,000	1,492,500	—	—	Level 2
5.50% senior notes due 2024	650,000	638,625	650,000	640,250	Level 2
5.00% senior notes due 2021	650,000	640,250	650,000	643,500	Level 2
Senior PIK toggle notes due 2020	550,000	571,340	550,000	566,500	Level 2
4.375% senior secured notes due 2020	500,000	505,000	—	—	Level 2
Senior secured term loan due 2022, at par	1,250,000	1,248,406	—	—	Level 2
Senior secured term loan due 2018, at par	361,875	362,318	518,438	513,254	Level 2
Senior secured term loan due 2017, at par	—	—	345,625	342,169	Level 2
Foreign currency contracts	485	485	3,584	3,584	Level 2

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

The Wireless segment provides merchant radio frequency (RF) wireless network connectivity solutions, metro cell solutions and small cell distributed antenna systems (DAS) solutions. These solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy both cell sites and small cell DAS solutions to meet 2G, 3G and 4G cellular coverage and capacity requirements. Macro cell site solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder cables, coaxial cables, connectors, amplifiers, filters and backup power solutions. Metro cell solutions can be found outdoors on street poles and on other urban structures and include RF delivery, equipment housing and concealment solutions. These fully integrated outdoor systems consist of specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution systems, all minimized to fit an urban environment. The small cell DAS solutions are composed of distributed antenna systems that allow wireless operators to extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table provides summary financial information by reportable segment (in millions):

	June 30, 2015	December 31, 2014
Identifiable segment-related assets:
Wireless	$2,385.7	$2,372.8
Enterprise	1,390.6	1,403.4
Broadband	334.5	352.6

Total identifiable segment-related assets	4,110.8	4,128.8
Reconciliation to total assets:
Cash and cash equivalents	793.0	729.3
Deferred income tax assets	61.4	59.0
Funds restricted for acquisition	2,746.9	—

Total assets	$7,712.1	$4,917.1

The following table provides net sales, operating income, depreciation and amortization by reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales:
Wireless	$515.2	$724.9	$1,011.5	$1,352.1
Enterprise	221.9	218.4	433.2	419.9
Broadband	130.6	123.4	248.6	230.9
Inter-segment eliminations	(0.4)	(0.4)	(0.6)	(1.6)

Consolidated net sales	$867.3	$1,066.3	$1,692.7	$2,001.3

Operating income:
Wireless (1)	$70.2	$178.9	$134.6	$306.5
Enterprise (2)	31.8	30.3	58.7	52.9
Broadband (3)	7.4	(5.5)	9.2	(9.2)

Consolidated operating income	$109.4	$203.7	$202.5	$350.2

Depreciation:
Wireless	$7.1	$7.3	$14.2	$14.2
Enterprise	2.6	2.8	5.2	5.6
Broadband	1.8	2.0	3.7	4.0

Consolidated depreciation	$11.5	$12.1	$23.1	$23.8

Amortization (4):
Wireless	$23.1	$22.5	$46.2	$45.0
Enterprise	17.3	17.4	34.7	34.7
Broadband	4.2	4.4	8.5	8.9

Consolidated amortization	$44.6	$44.3	$89.4	$88.6

(1)	Operating income for the three months ended June 30, 2015 and 2014 includes transaction and integration costs of $3.8 million and $0.6 million, respectively. Transaction and integration costs for the six months ended June 30, 2015 and 2014 were $9.7 million and $1.2 million, respectively.
(2)	Operating income for the three months ended June 30, 2015 and 2014 includes transaction and integration costs of $2.8 million and $0.2 million, respectively. Transaction and integration costs for the six months ended June 30, 2015 and 2014 were $5.8 million and $0.5 million, respectively. Operating income for the three and six months ended June 30, 2014 includes gains of $6.6 million and $12 million, respectively, from adjustments to the estimated fair value of contingent consideration related to the Redwood acquisition.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

(3)	Operating income for the three months ended June 30, 2015 and 2014 includes transaction and integration costs of $3.3 million and $0.1 million, respectively. Transaction and integration costs for the six months ended June 30, 2015 and 2014 were $5.8 million and $0.2 million, respectively. Operating income includes impairment charges of $7.2 million for the three and six months ended June 30, 2014.
(4)	Excludes amortization of debt issuance costs and original issue discount.

Sales to customers located outside of the United States comprised 48.5% and 51.0% of total net sales for the three and six months ended June 30, 2015, respectively, compared to 40.3% and 40.1% for the three and six months ended June 30, 2014, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$446.5	$636.6	$829.6	$1,199.5
Europe, Middle East and Africa	177.8	188.4	336.7	358.0
Asia Pacific	160.5	159.9	350.4	288.8
Central and Latin America	65.0	60.7	131.7	119.1
Canada	17.5	20.7	44.3	35.9

Consolidated net sales	$867.3	$1,066.3	$1,692.7	$2,001.3

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

The Company’s net pretax restructuring charges, by segment, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Wireless	$927	$1,616	$2,688	$2,854
Enterprise	(80)	(82)	(43)	132
Broadband	1,047	775	1,120	1,303

Total	$1,894	$2,309	$3,765	$4,289

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The activity within the liability established for these restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance as of March 31, 2015	$3,324	$7,812	$—	$11,136
Additional charge recorded	712	96	1,086	1,894
Cash paid	(2,343)	(313)	(86)	(2,742)
Foreign exchange and other non-cash items	14	—	(1,000)	(986)

Balance as of June 30, 2015	$1,707	$7,595	$—	$9,302

Balance as of December 31, 2014	$3,822	$8,243	$—	$12,065
Additional charge recorded	2,256	261	1,248	3,765
Cash paid	(4,282)	(909)	(248)	(5,439)
Foreign exchange and other non-cash items	(89)	—	(1,000)	(1,089)

Balance as of June 30, 2015	$1,707	$7,595	$—	$9,302

Balance sheet classification as of June 30, 2015
Other accrued liabilities	$1,707	$2,040	$—	$3,747
Other noncurrent liabilities	—	5,555	—	5,555

Total liability	$1,707	$7,595	$—	$9,302

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

Additional pretax costs of approximately $1.0 million to $2.0 million are expected to complete these initiatives. Cash payments of approximately $2.0 million to $3.0 million are expected to be paid by the end of 2015 with additional payments of $8.0 million to $9.0 million to be paid between 2016 and 2022. As a result of the BNS integration additional restructuring actions are expected to be taken and the resulting charges and cash requirements could be material.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

10. EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$108	$116	$7	$24
Interest cost	2,943	3,358	161	225
Recognized actuarial loss (gain)	170	71	(283)	(85)
Amortization of prior service credits	—	—	(2,457)	(2,494)
Expected return on plan assets	(3,484)	(3,842)	—	—

Net periodic benefit income	$(263)	$(297)	$(2,572)	$(2,330)

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$215	$230	$14	$48
Interest cost	5,881	6,693	322	450
Recognized actuarial loss (gain)	341	142	(566)	(169)
Amortization of prior service credits	—	—	(4,915)	(4,988)
Expected return on plan assets	(6,962)	(7,656)	—	—

Net periodic benefit income	$(525)	$(591)	$(5,145)	$(4,659)

The Company contributed $3.9 million and $10.7 million to its pension and other postretirement benefit plans during the three and six months ended June 30, 2015, respectively. During the remainder of 2015, the Company anticipates making additional contributions of approximately $6.5 million to these plans.

11. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of June 30, 2015, $36.6 million of total unrecognized compensation costs related to non-vested stock options, restricted stock unit awards (RSUs) and performance share units (PSUs) are expected to be recognized over a remaining weighted average period of 1.9 years. There were no significant capitalized equity-based compensation costs at June 30, 2015.

During the three months ended June 30, 2015, Carlyle sold a portion of its investment in the Company which triggered an acceleration of vesting of certain stock awards. The Company recorded equity-based compensation expense of $5.3 million as a result of the acceleration of vesting.

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards generally vest over one to five years following the grant date and have a contractual term of ten years.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table summarizes the stock option activity (in thousands, except per share amounts):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of March 31, 2015	9,113	$7.99
Exercised	(544)	$9.05		$11,640

Outstanding as of June 30, 2015	8,569	$7.92		$193,632

Exercisable at June 30, 2015	7,740	$7.19		$180,470
Expected to vest	826	$14.67		$13,154
Outstanding as of December 31, 2014	10,411	$7.32
Granted	292	$30.76	$13.25
Exercised	(2,119)	$8.00		$46,264
Forfeited	(15)	$23.00

Outstanding as of June 30, 2015	8,569	$7.92		$193,632

The exercise prices of outstanding options at June 30, 2015 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$2.96 to $5.35	745	2.7	$3.68	745	$3.68
$5.36 to $5.67	769	6.6	$5.57	695	$5.57
$5.68 to $8.54	4,867	5.6	$5.74	4,412	$5.74
$8.55 to $8.90	1,371	4.7	$8.64	1,371	$8.64
$8.91 to $23.00	517	8.7	$23.00	517	$23.00
$23.01 to $30.76	300	9.6	$30.55	—	$—

$2.96 to $30.76	8,569	5.6	$7.92	7,740	$7.19

The Company uses the Black-Scholes model to estimate the fair value of stock option awards. Key inputs and assumptions used in the model include the grant date fair value of common stock, exercise price of the award, the expected option term, stock price volatility, the risk-free interest rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of its stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected option term (in years)	*	5.0	6.0	5.0
Risk-free interest rate	*	1.7%	1.6%	1.5%
Expected volatility	*	45.0%	43.0%	45.0%
Expected dividend yield	*	—%	—%	—%
Weighted average exercise price	*	$25.36	$30.76	$23.02
Weighted average fair value at grant date	*	$10.45	$13.25	$9.41

*	No stock options were granted during the three months ended June 30, 2015.

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

The following table summarizes the PSU activity (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested as of December 31, 2014	—	$—
Granted	184	$30.76

Outstanding and non-vested as of June 30, 2015 and March 31, 2015	184	$30.76

There was no PSU activity in the three months ended June 30, 2015.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a one to three-year vesting period. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested as of March 31, 2015	1,335	$28.68
Granted	6	$29.83
Forfeited	(13)	$27.75

Outstanding and non-vested as of June 30, 2015	1,328	$28.70

Outstanding and non-vested as of December 31, 2014	372	$22.99
Granted	986	$30.76
Vested and shares issued	(3)	$18.25
Forfeited	(27)	$26.59

Outstanding and non-vested as of June 30, 2015	1,328	$28.70

Other

Although share unit awards may, at the Company’s discretion, be settled in stock, they have historically been settled in cash and are accounted for as liability awards. Share unit award expense of $3.7 million and $2.4 million for the six months ended June 30, 2015 and 2014, respectively, is included in equity-based compensation as an adjustment to reconcile net income to net cash generated by (used in) operating activities on the Condensed Consolidated Statements of Cash Flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2014 Annual Report on Form 10-K.

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

In June 2015, the Company borrowed $2.75 billion to be used, along with cash on hand, to fund the BNS acquisition. The proceeds of the financing are being held in escrow until the completion of the BNS acquisition. The BNS acquisition is expected to close within the next few months, subject to regulatory approvals and other customary closing conditions. During the three months ended June 30, 2015, we recorded interest expense of $5.3 million related to the acquisition borrowings. During the three and six months ended June 30, 2015, we recognized transaction and integration costs of $9.9 million and $21.3 million, respectively, primarily related to the proposed acquisition. We expect to incur additional interest expense and transaction and integration costs prior to and following the closing of the BNS acquisition and such costs may be material. In addition, we expect to incur restructuring charges after the closing of the acquisition and those costs may be material.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2014 Annual Report on Form 10-K.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

	Three Months Ended
	June 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$867.3	100.0%	$1,066.3	100.0%	$(199.0)	(18.7)%
Gross profit	314.7	36.3	411.7	38.6	(97.0)	(23.6)
Operating income	109.4	12.6	203.7	19.1	(94.3)	(46.3)
Non-GAAP adjusted operating income (1)	175.9	20.3	258.5	24.2	(82.6)	(32.0)
Net income	45.6	5.3	28.0	2.6	17.6	62.9
Diluted earnings per share	0.24		0.15

	Six Months Ended
	June 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,692.7	100.0%	$2,001.3	100.0%	$(308.6)	(15.4)%
Gross profit	607.9	35.9	749.4	37.4	(141.5)	(18.9)
Operating income	202.5	12.0	350.2	17.5	(147.7)	(42.2)
Non-GAAP adjusted operating income (1)	332.4	19.6	450.5	22.5	(118.1)	(26.2)
Net income	85.1	5.0	92.5	4.6	(7.4)	(8.0)
Diluted earnings per share	0.44		0.49

(1)	See “Reconciliation of Non-GAAP Measures”.

Net sales

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
			(dollars in millions)
Net sales	$867.3	$1,066.3	$(199.0)	(18.7)%	$1,692.7	$2,001.3	$(308.6)	(15.4)%
Domestic net sales	446.5	636.6	(190.1)	(29.9)	829.6	1,199.5	(369.9)	(30.8)
International net sales	420.8	429.7	(8.9)	(2.1)	863.1	801.8	61.3	7.6

The decrease in net sales for the three and six months ended June 30, 2015 as compared to the corresponding prior year periods was primarily attributable to lower net sales in the United States mainly as a result of decreased spending by certain domestic wireless operators. For the three months ended June 30, 2015 compared to the prior year period, net sales in the Central and Latin America (CALA) region increased; net sales in the Europe, Middle East and Africa (EMEA) region were lower; and net sales in the Asia Pacific (APAC) region were essentially unchanged. For the six months ended June 30, 2015, both the APAC and CALA regions increased compared to the prior year period while net sales in the EMEA region were lower in the current year period primarily due to the negative impact of foreign exchange rate changes. Net sales to customers outside the United States comprised 48.5% and 51.0% of total net sales for the three and six months ended June 30, 2015 compared to 40.3% and 40.1% for the three and six months ended June 30, 2014, respectively. Foreign exchange rate changes had a negative impact of approximately 3% on net sales for both the three and six months ended June 30, 2015 compared to the same 2014 periods.

From a segment perspective, the year-over-year decrease in net sales for the three and six months ended June 30, 2015 was due to lower net sales in our Wireless segment, partially offset by higher net sales in our Broadband and Enterprise segments. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
			(dollars in millions)
Gross profit	$314.7	$411.7	$(97.0)	(23.6)%	$607.9	$749.4	$(141.5)	(18.9)%
Gross margin percent	36.3%	38.6%			35.9%	37.4%
SG&A expense	130.8	121.1	9.7	8.0	256.5	234.1	22.4	9.6
As a percent of sales	15.1%	11.4%			15.2%	11.7%
R&D expense	28.0	33.1	(5.1)	(15.4)	55.7	65.0	(9.3)	(14.3)
As a percent of sales	3.2%	3.1%			3.3%	3.2%

Gross profit (net sales less cost of sales)

The decrease in gross profit for the three and six months ended June 30, 2015 compared to the prior year periods was primarily due to lower sales volumes. The decrease in gross profit margin reflected less favorable absorption due to the lower sales volumes and unfavorable changes in geographic and product mix, partially offset by lower material costs.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense for the three and six months ended June 30, 2015 increased compared to the prior year periods primarily due to an increase of $8.9 million and $19.4 million, respectively, of transaction and integration costs mainly resulting from the planned acquisition of TE Connectivity’s BNS business. During the three and six months ended June 30, 2014, we recorded a $6.6 million and $12.0 million reduction in SG&A expense, respectively, resulting from an adjustment to the estimated fair value of contingent consideration payable related to a 2013 acquisition.

Excluding transaction and integration costs and the adjustments to contingent consideration payable, SG&A expense was $5.8 million and $9.0 million lower for the three and six months ended June 30, 2015 compared to the prior year periods. This decrease was primarily attributable to lower variable compensation costs.

Research and development

Research and development (R&D) expense decreased for the three and six months ended June 30, 2015 compared to the prior year periods primarily as a result of a decline in variable compensation costs and benefits from cost savings initiatives in the Broadband and Wireless segments. Although R&D expense was lower in the current year periods, R&D expense as a percentage of net sales was consistent with prior year periods as a result of the decrease in net sales. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs and Asset impairments

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
		(dollars in millions)
Amortization of purchased intangible assets	$44.6	$44.3	$0.3	0.7%	$89.4	$88.6	$0.8	0.9%
Restructuring costs, net	1.9	2.3	(0.4)	(17.4)	3.8	4.3	(0.5)	(11.6)
Asset impairments	—	7.2	(7.2)	(100.0)	—	7.2	(7.2)	(100.0)

Amortization of purchased intangible assets

The amortization of purchased intangible assets was higher in the three and six months ended June 30, 2015 compared to the prior year periods due to the additional amortization resulting from the July 2014 acquisition of two businesses of United Kingdom-based Alifabs Group (Alifabs).

Restructuring costs

We recognized restructuring costs of $1.9 million and $3.8 million during the three and six months ended June 30, 2015, respectively, compared with $2.3 million and $4.3 million during the three and six months ended June 30, 2014, respectively. These restructuring costs were primarily related to our continued efforts to realign and lower our overall cost structure.

We expect to incur additional pretax costs of $1.0 million to $2.0 million to complete actions announced to date. As a result of the BNS integration, additional restructuring actions are expected to be identified and the resulting charges and cash requirements could be material.

Asset impairments

During the second quarter of 2014, as a result of revisions to the business plan for a particular product line, we determined that certain intangible assets in the Broadband segment were no longer recoverable and a $7.2 million impairment charge was recorded.

Net interest expense, Other income (expense), net and Income taxes

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
			(dollars in millions)
Net interest expense	$(48.0)	$(62.5)	$14.5	(23.2)%	$(83.3)	$(103.7)	$20.4	(19.7)%
Other income (expense), net	0.1	(88.8)	88.9	NM	2.7	(92.0)	94.7	NM
Income tax expense	(15.9)	(24.3)	8.4	(34.6)	(36.9)	(62.0)	25.1	(40.5)

NM – Not meaningful

Net interest expense

In June 2015, we issued $1.5 billion of 6.0% senior notes due 2025 (the 2025 Notes), a $1.25 billion term loan due 2022 (the 2022 Term Loan) and $500.0 million of 4.375% senior secured notes due 2020 (the 2020 Notes). The proceeds from the 2025 Notes and the 2022 Term Loan will be used to fund the BNS acquisition. We incurred $5.3 million of incremental interest expense in the three months ended June 30, 2015 as a result of this acquisition-related debt. The proceeds from the 2020 Notes were used to repay a portion of our existing term loans. In connection with the repayment of a portion of our existing term loan facility, $6.7 million of original issue discount and debt issuance costs were written off and included in interest expense in the three and six months ended June 30, 2015.

In May 2014, we issued $1.3 billion of new senior notes at a weighted average stated interest rate of 5.25% and used substantially all of the net proceeds to redeem $1.1 billion of 8.25% senior notes that were due in 2019 (the 2019 Notes). In connection with the redemption of the 2019 Notes in June 2014, we wrote off $19.1 million of debt issuance costs to interest expense. Excluding the write-offs of debt issuance costs and original issue discount, net interest expense decreased slightly in the three and six months ended June 30, 2015 compared to the prior year periods primarily due to lower rate debt that was partially offset by the higher debt balances incurred to fund the BNS acquisition.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount was 5.44% as of June 30, 2015, 5.38% as of December 31, 2014 and 5.36% as of June 30, 2014.

Other income (expense), net

Foreign exchange losses of $0.2 million and $0.1 million were included in other income (expense), net for the three and six months ended June 30, 2015, respectively, compared to losses of $0.7 million and $3.0 million for the three and six months ended June 30, 2014, respectively.

During the three and six months ended June 30, 2015, we sold portions of our investment in Hydrogenics that resulted in pretax gains of $0.3 million and $2.7 million, respectively, which were recorded in other income (expense), net. During the three months ended June 30, 2014, we sold a portion of our investment in Hydrogenics that resulted in a pretax gain of $6.7 million which was recorded in other income (expense), net. Other income (expense), net for the three and six months ended June 30, 2014 included our share of losses in our equity investments of $0.9 million and $1.5 million, respectively.

In connection with the redemption of the 2019 Notes in the three months ended June 30, 2014, we recorded a redemption premium of $93.9 million, which was included in other income (expense), net.

Income taxes

Our effective income tax rate of 25.8% and 30.2% for the three and six months ended June 30, 2015, respectively, was lower than the statutory rate of 35% primarily due to the impact of earnings in foreign jurisdictions that we do not plan to repatriate. Such earnings are generally taxed at rates lower than the U.S. statutory rate. In addition, the effective income tax rate for the three and six months ended June 30, 2015 was also affected by a reduction in the tax expense related to uncertain tax positions as well as an unfavorable rate impact resulting from the provision for state income taxes as well as losses in certain jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable.

Our effective income tax rate of 46.4% and 40.1% for the three and six months ended June 30, 2014, respectively, was higher than the statutory rate of 35% primarily due to increases in valuation allowances for foreign tax credit carryforwards, losses in certain jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable, the provision for state income taxes and certain tax costs associated with repatriation of foreign earnings. In addition, no tax benefit was recognized on the $7.2 million asset impairment charge recorded during the second quarter of 2014. These items were partially offset by the $6.6 million and $12.0 million gain that resulted from the reduction in the estimated fair value of contingent consideration payable, which was not subject to tax. We also recognized a reduction in tax expense during the six months ended June 30, 2014 related to uncertain tax positions for which the statutes of limitations had lapsed.

We expect to continue to provide U.S. taxes on a portion of our current year foreign earnings in anticipation that such earnings will be repatriated to the U.S. for debt service and other operational needs. A portion of our current year foreign earnings are projected to be used to fund part of the purchase price for foreign entities expected to be acquired in the BNS acquisition.

Segment Results

	Three Months Ended
	June 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
Wireless	$515.2	59.4%	$724.9	68.0%	$(209.7)	(28.9)%
Enterprise	221.9	25.6	218.4	20.5	3.5	1.6
Broadband	130.6	15.1	123.4	11.6	7.2	5.8
Inter-segment eliminations	(0.4)	(0.1)	(0.4)	(0.1)	—

Consolidated net sales	$867.3	100.0%	$1,066.3	100.0%	$(199.0)	(18.7)%

Operating income by segment:
Wireless	$70.2	13.6%	$178.9	24.7%	$(108.7)	(60.8)%
Enterprise	31.8	14.3	30.3	13.9	1.5	5.0
Broadband	7.4	5.7	(5.5)	(4.5)	12.9	NM

Consolidated operating income	$109.4	12.6%	$203.7	19.1%	$(94.3)	(46.3)%

Non-GAAP adjusted operating income by segment (1):
Wireless	$103.5	20.1%	$207.2	28.6%	$(103.7)	(50.0)%
Enterprise	55.3	24.9	43.5	19.9	11.8	27.1
Broadband	17.2	13.2	7.8	6.3	9.4	120.5

Non-GAAP consolidated adjusted operating income	$175.9	20.3%	$258.5	24.2%	$(82.5)	(31.9)%

	Six Months Ended
	June 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
Wireless	$1,011.5	59.8%	$1,352.1	67.6%	$(340.6)	(25.2)%
Enterprise	433.2	25.6	419.9	21.0	13.3	3.2
Broadband	248.6	14.7	230.9	11.5	17.7	7.7
Inter-segment eliminations	(0.6)	(0.1)	(1.6)	(0.1)	1.0

Consolidated net sales	$1,692.7	100.0%	$2,001.3	100.0%	$(308.6)	(15.4)%

Operating income by segment:
Wireless	$134.6	13.3%	$306.5	22.7%	$(171.9)	(56.1)%
Enterprise	58.7	13.6	52.9	12.6	5.8	11.0
Broadband	9.2	3.7	(9.2)	(4.0)	18.4	NM

Consolidated operating income	$202.5	12.0%	$350.2	17.5%	$(147.7)	(42.2)%

Non-GAAP adjusted operating income by segment (1):
Wireless	$201.6	19.9%	$361.2	26.7%	$(159.6)	(44.2)%
Enterprise	104.3	24.1	79.6	19.0	24.7	31.0
Broadband	26.6	10.7	9.7	4.2	16.9	174.2

Non-GAAP consolidated adjusted operating income	$332.4	19.6%	$450.5	22.5%	$(118.0)	(26.2)%

(1)	See “Reconciliation of Non-GAAP Measures.” Components may not sum to total due to rounding.

NM – Not meaningful

Wireless Segment

We provide merchant RF wireless network connectivity solutions, metro cell solutions and small cell DAS solutions. Our solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy both cell sites and small cell DAS solutions to meet 2G, 3G and 4G cellular coverage and capacity requirements. Our macro cell site solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder cables, coaxial cables, connectors, amplifiers, filters and backup power solutions. Our metro cell solutions can be found outdoors on street poles and on other urban structures and include RF delivery, equipment housing and concealment. These fully integrated outdoor systems consist of specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment. Our small cell DAS solutions are composed of distributed antenna systems that allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems

The Wireless segment experienced a substantial decrease in net sales for the three and six months ended June 30, 2015 compared to the prior year periods, primarily as a result of lower sales in the U.S. due to a slowdown in spending by certain domestic wireless operators. For the three and six months ended June 30, 2015, the Wireless segment also experienced lower net sales in EMEA that were partially offset by higher net sales in the CALA region. As compared to the prior year periods, Wireless segment net sales in the APAC region were essentially unchanged for the second quarter of 2015 and higher for the first half of 2015. The Alifabs acquisition provided incremental net sales to the Wireless segment EMEA region of $9.2 million and $20.4 million during the three and six months ended June 30, 2015, respectively. Foreign exchange rate changes had a negative impact of approximately 5% and 4% on Wireless segment net sales for the three and six months ended June 30, 2015, respectively, compared to the prior year periods.

Wireless segment operating income and non-GAAP adjusted operating income decreased substantially for the three and six months ended June 30, 2015 compared to the prior year periods primarily due to the lower level of net sales and unfavorable absorption, partially offset by lower variable compensation costs.

Our sales to wireless operators can be volatile. While we continue to expect lower sales for our Wireless segment for the balance of this year, we expect longer term demand for our Wireless products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services (including 4G deployments) in developed markets. Uncertainty in the global economy or a particular region or consolidation among wireless operators may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales.

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

Enterprise segment net sales for the three months ended June 30, 2015 were higher compared to the prior year period mainly due to increases in the APAC and EMEA regions partially offset by lower net sales in the North America region. For the six months ended June 30, 2015, net sales were higher than the prior year period in all major geographical regions. Foreign exchange rate changes had a negative impact of approximately 1% for the three and six months ended June 30, 2015 as compared to the same periods in 2014.

Enterprise segment operating income and non-GAAP adjusted operating income increased for the three and six months ended June 30, 2015 compared to the prior year periods primarily due to higher net sales and lower materials costs. Operating income for the three and six months ended June 30, 2014 reflected gains of $6.6 million and $12.0 million, respectively, related to adjustments to contingent consideration payable that were not included in non-GAAP adjusted operating income.

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

Broadband segment net sales were higher for the three and six months ended June 30, 2015 compared to the prior year periods primarily as a result of higher net sales in the U.S., partially offset by lower net sales in the CALA region. Foreign exchange rate changes had a negative impact of approximately 1% on Broadband segment net sales for the three and six months ended June 30, 2015 as compared to the prior year periods.

Broadband segment operating income and non-GAAP adjusted operating income increased for the three and six months ended June 30, 2015 compared to the prior year periods primarily as a result of higher net sales, lower material costs, favorable product mix and the benefit of cost reduction initiatives. In the three and six months ended June 30, 2014, we recorded an impairment charge of $7.2 million in the Broadband segment related to certain intangible assets that were determined to no longer be recoverable. This charge is not reflected in non-GAAP adjusted operating income.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	June 30, 2015	December 31, 2014	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$793.0	$729.3	$63.7	8.7%
Working capital, (1) excluding cash and cash equivalents and current portion of long-term debt of $12.6 million and $9.0 million at June 30, 2015 and December 31, 2014, respectively	662.0	631.5	30.5	4.8
Funds restricted for acquisition	2,746.9	—	2,746.9	NM
Availability under revolving credit facility	318.9	321.7	(2.8)	(0.9)
Long-term debt, including current portion	5,358.9	2,668.9	2,690.0	100.8
Total capitalization (2)	6,769.2	3,976.5	2,792.7	70.2
Long-term debt, including current portion, as a percentage of total capitalization	79.2%	67.1%

(1)	Working capital consists of current assets of $1,972.9 million less current liabilities of $530.4 million as of June 30, 2015. Working capital consists of current assets of $1,827.6 million less current liabilities of $475.8 million as of December 31, 2014.
(2)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

NM – Not meaningful

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. In May 2015, we amended our asset-based revolving credit facility to, among other things, expand the facility from $400.0 million to $550.0 million and extend the maturity date to May 2020, subject to acceleration under certain circumstances. The ability to access the additional $150.0 million of revolving commitments is conditioned on the consummation of the BNS acquisition and other customary conditions. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of debt and/or equity. In addition to funding the BNS acquisition, the primary uses of liquidity include funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), debt service requirements (including voluntary debt payments), acquisitions, income tax obligations, capital expenditures, payment of certain restructuring costs, and funding pension and other postretirement obligations.

The increase in cash and cash equivalents during the first six months of 2015 was primarily driven by strong operating performance and proceeds from stock option exercises. These increases were partially offset by an increase in working capital, capital expenditures and the negative impact of changes in foreign exchange rates. The increase in working capital, excluding cash and cash equivalents and current portion of long-term debt, is primarily due to higher accounts receivable and the payment of 2014 cash incentives. The net change in total capitalization during the six months ended June 30, 2015 primarily reflects the increase in long term debt that will be utilized to fund a substantial portion of the BNS acquisition and current year earnings.

Cash Flow Overview

	Six Months Ended
	June 30,
	2015	2014	Dollar Change
	(dollars in millions)
Net cash generated by (used in) operating activities	$73.3	$(48.9)	$122.2
Net cash used in investing activities	$(2,767.7)	$(2.7)	$(2,765.0)
Net cash generated by financing activities	$2,766.4	$187.4	$2,579.0

Operating Activities

During the six months ended June 30, 2015, we generated $73.3 million of cash through operating activities compared to the use of $48.9 million during the six months ended June 30, 2014. Cash flow from operations for the first half of 2014 included the payment of a $93.9 million premium related to redeeming the 2019 Notes. Although operating performance was lower in the current year period than in the prior year period, working capital requirements were also lower, resulting in higher cash generation in the current year period. Cash paid for interest was $48.2 million lower in the six months ended June 30, 2015 than in the prior year period, primarily as a result of a change in the timing of interest payments.

We expect to generate net cash from operating activities in 2015.

Investing Activities

Investment in property, plant and equipment during the six months ended June 30, 2015 was $24.1 million, of which $7.3 million is related to capital spending to support the BNS integration. The remainder of the investment in property, plant and equipment was primarily related to supporting improvements to manufacturing operations as well as investments in information technology (including software developed for internal use).

During the six months ended June 30, 2015, we placed the $2.75 billion of proceeds from the BNS acquisition-related borrowing into escrow, which was presented as an investing activity on the statement of cash flows. These funds will be held in escrow until the completion of the BNS acquisition. If, prior to April 2016, the BNS acquisition is not consummated, the acquisition agreement is terminated or we believe the acquisition will not be consummated, these funds will be used to repay the related borrowings.

During the six months ended June 30, 2015 and 2014, we received proceeds of $2.8 million and $7.1 million, respectively, related to the sale of a portion of our investment in Hydrogenics Corporation.

During the six months ended June 30, 2014 we received $4.7 million related to the final determination of the iTRACS purchase price.

Financing Activities

During the six months ended June 30, 2015, we received $500.0 million from the issuance of the 2020 Notes which was used, together with cash on hand, to repay $500.0 million of our existing term loans. In addition, we issued $1.5 billion of the 2025 Notes and borrowed $1.25 billion under the 2022 Term Loan. The proceeds from the 2025 Notes and the 2022 Term Loan were funded into escrow and we intend to use those funds to fund a substantial portion of the BNS acquisition. In connection with these financing transactions and the amendment of our revolving credit facility, we incurred $67.0 million of debt issuance costs, of which $9.0 million was paid during the six months ended June 30, 2015.

As of June 30, 2015, we had no outstanding borrowings under our revolving credit facility and the remaining availability was approximately $318.9 million, reflecting a borrowing base of $334.0 million reduced by $15.1 million of letters of credit issued under the revolving credit facility. During the first half of 2015, we received proceeds of $17.0 million and recognized $14.2 million of excess tax benefits related to the exercise of stock options.

During the six months ended June 30, 2014, we issued $1.3 billion of new senior notes at a weighted average interest rate of 5.25%. Proceeds from the new senior notes were used to redeem the entire $1.1 billion of outstanding 2019 Notes. In connection with issuing the new senior notes, we paid financing costs of approximately $22.7 million during the six months ended June 30, 2014. Also during the first half of 2014, we borrowed and repaid $15.0 million under our revolving credit facility and repaid $4.4 million of our senior secured term loans.

Future Cash Needs

The proposed acquisition of BNS for approximately $3.0 billion is expected to close within the next few months and be funded using a combination of cash on hand and the proceeds from the issuance of the 2025 Notes and the 2022 Term Loan. We will continue to incur interest expense and be obligated to make cash interest payments as a result of funding the debt prior to closing the BNS acquisition. In addition to the purchase price, we expect to incur financing costs and other transaction-related and integration costs that will require the use of cash on hand or borrowing under our revolving credit facility. If the acquisition is not completed, we may be required to pay a termination fee of $210.0 million in addition to the interest associated with the new debt and other transaction costs.

Following the close of the BNS acquisition, we expect that our primary future cash needs will be debt service, funding working capital requirements, funding acquisitions, acquisition integration costs, capital expenditures, paying certain restructuring costs, tax payments (including the cost of repatriation), and funding pension and other postretirement benefit obligations. We paid $5.4 million of restructuring costs during the first six months of 2015 and expect to pay an additional $2.0 million to $3.0 million by the end of 2015 and $8.0 million to $9.0 million between 2016 and 2022 related to restructuring actions that have been initiated. Any future restructuring actions would likely require additional cash expenditures and such requirements may be material. As of June 30, 2015, we have an unfunded obligation related to pension and other postretirement benefits of $19.7 million. We made contributions of $10.7 million to our pension and other postretirement benefit plans during the six months ended June 30, 2015 and currently expect to make additional contributions of $6.5 million during the balance of 2015. Contributions made during the six months ended June 30, 2015 include those required to comply with an agreement with the Pension Benefit Guaranty Corporation (PBGC). As of June 30, 2015, we have made all the contributions required in our agreement with the PBGC. We expect that our noncurrent employee benefit liabilities will be funded from existing cash balances and cash flow from future operations.

We may voluntarily repay existing debt or repurchase our senior notes or our senior PIK toggle notes, if market conditions are favorable and the applicable indenture and the senior secured credit facilities permit such repayment or repurchase.

Although there are no financial maintenance covenants under the terms of our senior notes or senior PIK toggle notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to Adjusted EBITDA as presented in this Quarterly Report on Form 10-Q (see Reconciliation of Non-GAAP Measures), which also give pro forma effect to certain events, including acquisitions, synergies and cost savings initiatives. For the twelve months ended June 30, 2015, our pro forma Adjusted EBITDA, as measured pursuant to indentures governing our notes, was $743.1 million, which included the impact of cost reduction initiatives ($4.6 million) so that the impact of the initiatives are fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at June 30, 2015.

As of June 30, 2015, approximately 23% of our cash and cash equivalents was held outside the United States. Income taxes have been provided on a significant portion of our accumulated foreign earnings such that there would be no significant tax cost to repatriate such earnings. The cash tax requirements to repatriate existing funds may vary from year to year.

We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility and funds held in escrow for the proposed BNS acquisition, will be sufficient to meet our presently anticipated future cash needs, including funding the BNS acquisition. We may, from time to time, increase borrowings under our revolving credit facility or issue securities, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs.

CONTRACTUAL OBLIGATIONS

In June 2015, CommScope Technologies Finance LLC (a wholly owned subsidiary of the Company) issued the 2025 Notes ($1.5 billion) and CommScope Finance LLC (a wholly owned subsidiary of the Company) borrowed under the 2022 Term Loan ($1.25 billion). The proceeds from the 2025 Notes and 2022 Term Loan, together with cash on hand, are intended to fund the Company’s acquisition of BNS.

Also in June 2015, CommScope, Inc., a direct wholly owned subsidiary of the Company, issued the 2020 Notes ($500.0 million) and used the proceeds of the offering to repay the entire principal amount outstanding under the existing term loan due 2017 and a portion of the principal amount outstanding under the existing term loan due 2018.

The following table summarizes our contractual obligations as of June 30, 2015:

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Remainder of 2015	2016-2017	2018-2019	Thereafter
	(in millions)
Long-term debt, including current maturities (a)	$5,461.9	$6.3	$25.0	$386.9	$5,043.7
Interest on long-term debt (a)(b)	2,081.1	140.3	552.2	526.8	861.8
Operating leases	87.7	12.6	39.3	21.0	14.8
Purchase obligations (c)	12.9	12.9	—	—	—
Pension and other postretirement benefit liabilities (d)	23.5	6.5	5.2	4.5	7.3
Restructuring costs, net (e)	1.7	1.4	0.3	—	—
Unrecognized tax benefits (f)	—	—	—	—	—

Total contractual obligations	$7,668.8	$180.0	$622.0	$939.2	$5,927.6

(a)	No other prepayment or redemption of any of our long-term debt balances has been assumed. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Note 6 in the Notes to Consolidated Financial Statements included in our 2014 Annual Report for information regarding the terms of our long-term debt agreements.
(b)	Interest on long-term debt excludes the amortization of debt issuance costs and original issue discount. Interest on variable rate debt is estimated based upon rates in effect as of June 30, 2015.
(c)	Purchase obligations include minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.
(d)	Amounts reflect expected contributions related to payments under the postretirement benefit plans through 2024 and expected pension contributions of $5.0 million during the remainder of 2015 (see Note 10 in the Notes to Consolidated Financial Statements included in our 2014 Annual Report).
(e)	Future restructuring payments exclude payments due under lease arrangements which are included in operating leases above.
(f)	Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $56.2 million has been excluded from the presentation. We anticipate a reduction of up to $4.3 million of unrecognized tax benefits during the remainder of 2015 (see Note 11 in the Notes to Consolidated Financial Statements included in our 2014 Annual Report).

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

We also believe presenting results for the twelve months ended June 30, 2015 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the six months ended June 30, 2014 from the data for the year ended December 31, 2014 and then adding the data for the six months ended June 30, 2015.

Consolidated

	Three Months		Six Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	June 30,		June 30,		December 31,	June 30,
	2015	2014	2015	2014	2014	2015
	(dollars in millions)
Operating income	$109.4	$203.7	$202.5	$350.2	$577.4	$429.7
Adjustments:
Amortization of purchased intangible assets	44.6	44.3	89.4	88.6	178.3	179.1
Restructuring costs, net	1.9	2.3	3.8	4.3	19.3	18.8
Equity-based compensation	10.1	6.5	15.4	10.2	21.1	26.3
Asset impairments	—	7.2	—	7.2	12.1	4.9
Transaction and integration costs (a)	9.9	1.0	21.3	1.9	12.1	31.5
Purchase accounting adjustments (b)	—	(6.4)	0.1	(11.9)	(11.9)	0.1

Non-GAAP adjusted operating income	$175.9	$258.5	$332.4	$450.5	$808.4	$690.3
Depreciation	11.5	12.1	23.1	23.8	48.8	48.1

Non-GAAP adjusted EBITDA	$187.4	$270.6	$355.5	$474.3	$857.2	$738.4

(a)	Reflects transaction costs related to potential and consummated acquisitions, costs related to secondary stock offerings and integration costs related to the proposed acquisition of TE Connectivity’s BNS business.
(b)	Reflects non-cash charges resulting from purchase accounting adjustments. The three and six months ended June 30, 2014, the year ended December 31, 2014 and twelve months ended June 30, 2015 reflect adjustments of $6.6 million, $12.0 million, $13.1 million and $1.1 million, respectively, for the reduction in the estimated fair value of contingent consideration payable related to a prior period acquisition.

Wireless Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Operating income	$70.2	$178.9	$134.6	$306.5
Adjustments:
Amortization of purchased intangible assets	23.1	22.5	46.2	45.0
Restructuring costs, net	0.9	1.6	2.7	2.9
Equity-based compensation	5.5	3.6	8.4	5.7
Transaction and integration costs	3.8	0.6	9.7	1.2

Non-GAAP adjusted operating income	$103.5	$207.2	$201.6	$361.2

Enterprise Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Operating income	$31.8	$30.3	$58.7	$52.9
Adjustments:
Amortization of purchased intangible assets	17.3	17.4	34.7	34.7
Restructuring costs, net	(0.1)	(0.1)	—	0.1
Equity-based compensation	3.4	2.1	5.1	3.2
Transaction and integration costs	2.8	0.2	5.8	0.5
Purchase accounting adjustments	—	(6.4)	0.1	(11.9)

Non-GAAP adjusted operating income	$55.3	$43.5	$104.3	$79.6

Broadband Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Operating income (loss)	$7.4	$(5.5)	$9.2	$(9.2)
Adjustments:
Amortization of purchased intangible assets	4.2	4.4	8.5	8.9
Restructuring costs, net	1.0	0.8	1.1	1.3
Equity-based compensation	1.3	0.8	1.9	1.3
Asset impairments	—	7.2	—	7.2
Transaction and integration costs	3.3	0.1	5.8	0.2

Non-GAAP adjusted operating income	$17.2	$7.8	$26.6	$9.7

Note: Components may not sum to total due to rounding

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q or any other oral or written statements made by us or on our behalf may include forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “anticipate,” “should,” “could,” “designed to,” “foreseeable future,” “believe,” “think,” “scheduled,” “outlook,” “guidance” and similar expressions although not all forward-looking statements contain such terms. This list of indicative terms and phrases is not intended to be all-inclusive.

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our dependence on customers’ capital spending on communication systems; concentration of sales among a limited number of customers or distributors; changes in technology; our ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; industry competition and the ability to retain customers through product innovation, introduction and marketing; risks associated with our sales through channel partners; possible production disruptions due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; the risk our global manufacturing operations suffer production or shipping delays causing difficulty in meeting customer demands; the risk that internal production capacity and that of contract manufacturers may be insufficient to meet customer demand or quality standards for our products; our ability to maintain effective information management systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches or computer viruses; product performance issues and associated warranty claims; significant international operations and the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; our ability to compete in international markets due to export and import controls to which we may be subject; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities, including delays or challenges related to removing, transporting or reinstalling equipment, that may affect our ability to meet customer demands for products; possible future restructuring actions; possible future impairment charges for fixed or intangible assets, including goodwill; increased obligations under employee benefit plans; cost of protecting or defending intellectual property; changes in laws or regulations affecting us or the industries we serve; costs and challenges of compliance with domestic and foreign environmental laws and the effects of climate change; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers; our ability to attract and retain qualified key employees; allegations of health risks from wireless equipment; availability and adequacy of insurance; natural or man-made disasters or other disruptions; income tax rate variability and ability to recover amounts recorded as value-added tax receivables; labor unrest; risks of not realizing benefits from research and development projects; substantial indebtedness and maintaining compliance with debt covenants; our ability to incur additional indebtedness; ability of our lenders to fund borrowings under their credit commitments; changes in capital availability or costs, such as changes in interest rates, security ratings and market perceptions of the businesses in which we operate, or the ability to obtain capital on commercially reasonable terms or at all; our ability to generate cash to service our indebtedness; our ability to consummate the proposed acquisition of the BNS business on a timely basis or at all; risks associated with antitrust approval of the acquisition of the BNS business; our ability to integrate the BNS business on a timely and cost effective manner; our reliance on TE Connectivity for transition services for some period of time after closing of the acquisition of the BNS business; our ability to realize expected growth opportunities and cost savings from the acquisition of the BNS business; and other factors beyond our control. These and other factors are discussed in greater detail in our 2014 Annual Report on Form 10-K. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the changes disclosed below, there have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2014 Annual Report on Form 10-K, as filed with the SEC on February 20, 2015.

Interest Rate Risk

The table below summarizes the expected interest and principal payments associated with our variable rate debt outstanding as of June 30, 2015 (mainly the $1.61 billion of variable rate term loans). The principal payments presented below are based on scheduled maturities and assume no borrowings under the revolving credit facility. The interest payments presented below assume the interest rate in effect as of June 30, 2015. The impact of a 1% increase in the interest rate index (taking into account the impact of the LIBOR floor on the term loans) on projected future interest payments on the variable rate debt is also included in the table below.

	Remainder of 2015	2016	2017	2018	2019	There- after
	(dollars in millions)
Principal and interest payments on variable rate debt	$36.3	$72.2	$71.8	$421.7	$58.8	$1,326.9
Average cash interest rate	3.74%	3.74%	3.74%	3.86%	3.86%	3.77%
Impact of 1% increase in interest rate index	$5.6	$11.1	$11.0	$8.5	$8.4	$24.6

We also have $3.85 billion aggregate principal amount of fixed rate senior notes and senior PIK toggle notes. The table below summarizes our expected interest and principal payments related to our fixed rate debt at June 30, 2015 (assuming we make all of our interest payments on the senior PIK toggle notes at the 6.625% cash-pay interest rate).

	Remainder of 2015	2016	2017	2018	2019	There- after
	(dollars in millions)
Principal and interest payments on fixed rate debt	$110.3	$216.6	$216.6	$216.6	$216.6	$4,578.6
Average cash interest rate	5.62%	5.63%	5.63%	5.63%	5.63%	5.83%

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.1*	Secured Notes Indenture, dated as of June 11, 2015, by and among CommScope, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and as collateral agent (including form of Secured Note) (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on June 12, 2015).

4.2*	Unsecured Notes Indenture, dated as of June 11, 2015, by and between CommScope Technologies Finance LLC and Wilmington Trust, National Association, as trustee (including form of Unsecured Note) (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on June 12, 2015).

10.1*	Amendment No. 2, dated as of May 21, 2015, to the Revolving Credit and Guaranty Agreement, dated as of January 14, 2011, among CommScope, Inc., as Parent Borrower, CommScope Holding Company, Inc., as Holdings, the U.S. Co-Borrowers and European Co-Borrowers named therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on May 22, 2015).

10.2*	Notes Pledge and Security Agreement, dated as of June 11, 2015, among CommScope, Inc., as a Grantor and the additional Grantors party thereto, in favor of Wilmington Trust, National Association, as collateral agent under the Indenture referred to therein (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on June 12, 2015).

10.3*	Escrow Credit Agreement, dated as of June 29, 2015, among CommScope Finance LLC, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on June 29, 2015).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.INS	XBRL Taxonomy Extension Label Linkbase Document.

101.INS	XBRL Taxonomy Extension Presentation Linkbase Document.

101.INS	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMSCOPE HOLDING COMPANY, INC.

July 27, 2015	/s/ Mark A. Olson
Date	Mark A. Olson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)