Form 10-Q
period 2015-09-30
CommScope Holding Company, Inc.
filed 2015-11-09
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 20, 2015, there were 190,665,894 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

September  30, 2015

Part 1 — Financial Information (Unaudited)

ITEM 1.	Condensed Consolidated Financial Statements

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(Unaudited - In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$972,597	$1,000,427	$2,665,287	$3,001,719
Operating costs and expenses:
Cost of sales	633,706	637,940	1,718,497	1,889,870
Selling, general and administrative	203,820	121,417	460,288	355,515
Research and development	31,100	30,806	86,818	95,758
Amortization of purchased intangible assets	54,287	44,835	143,697	133,439
Restructuring costs, net	6,868	7,388	10,633	11,677
Asset impairments	85,334	7,000	85,334	14,229

Total operating costs and expenses	1,015,115	849,386	2,505,267	2,500,488

Operating income (loss)	(42,518)	151,041	160,020	501,231
Other income (expense), net	(8,269)	1,393	(5,556)	(90,593)
Interest expense	(73,387)	(36,504)	(158,752)	(142,409)
Interest income	1,276	1,394	3,336	3,609

Income (loss) before income taxes	(122,898)	117,324	(952)	271,838
Income tax (expense) benefit	42,102	(20,893)	5,224	(82,877)

Net income (loss)	$(80,796)	$96,431	$4,272	$188,961

Earnings (loss) per share:
Basic	$(0.42)	$0.51	$0.02	$1.01
Diluted	$(0.42)	$0.50	$0.02	$0.99
Weighted average shares outstanding:
Basic	190,269	187,407	189,483	186,624
Diluted	190,269	191,627	193,930	191,126
Comprehensive income (loss):
Net income (loss)	$(80,796)	$96,431	$4,272	$188,961
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(22,835)	(33,531)	(40,685)	(29,548)
Pension and other postretirement benefit activity	(1,566)	(1,551)	(4,739)	(4,653)
Available-for-sale securities	(1,737)	(2,874)	(5,873)	15,820

Total other comprehensive loss, net of tax	(26,138)	(37,956)	(51,297)	(18,381)

Total comprehensive income (loss)	$(106,934)	$58,475	$(47,025)	$170,580

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share amounts)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$617,962	$729,321
Accounts receivable, less allowance for doubtful accounts of $12,782 and $8,797, respectively	958,214	612,007
Inventories, net	554,835	367,185
Prepaid expenses and other current assets	146,743	67,875
Deferred income taxes	72,726	51,230

Total current assets	2,350,480	1,827,618
Property, plant and equipment, net of accumulated depreciation of $233,332 and $207,342, respectively	530,070	289,371
Goodwill	2,616,400	1,451,887
Other intangible assets, net	2,266,192	1,260,927
Other noncurrent assets	98,064	87,255

Total assets	$7,861,206	$4,917,058

Liabilities and Stockholders’ Equity
Accounts payable	$336,796	$177,806
Other accrued liabilities	414,552	289,006
Current portion of long-term debt	12,592	9,001

Total current liabilities	763,940	475,813
Long-term debt	5,342,910	2,659,897
Deferred income taxes	263,374	339,945
Pension and other postretirement benefit liabilities	51,958	29,478
Other noncurrent liabilities	120,549	104,306

Total liabilities	6,542,731	3,609,439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000; Issued and outstanding shares: None at September 30, 2015 or December 31, 2014	—	—
Common stock, $.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 190,590,496 and 187,831,389 at September 30, 2015 and December 31, 2014, respectively	1,916	1,888
Additional paid-in capital	2,199,286	2,141,433
Retained earnings (accumulated deficit)	(737,247)	(741,519)
Accumulated other comprehensive loss	(134,845)	(83,548)
Treasury stock, at cost: 961,566 shares at September 30, 2015 and December 31, 2014	(10,635)	(10,635)

Total stockholders’ equity	1,318,475	1,307,619

Total liabilities and stockholders’ equity	$7,861,206	$4,917,058

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net income	$4,272	$188,961
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	199,485	198,866
Equity-based compensation	21,055	15,731
Deferred income taxes	(92,538)	(31,531)
Asset impairments	85,334	14,229
Excess tax benefits from equity-based compensation	(19,194)	(10,583)
Changes in assets and liabilities:
Accounts receivable	(116,131)	(99,645)
Inventories	67,518	(49,671)
Prepaid expenses and other assets	(43,286)	2,904
Accounts payable and other liabilities	74,524	(58,095)
Other	4,697	(9,534)

Net cash generated by operating activities	185,736	161,632
Investing Activities:
Additions to property, plant and equipment	(39,422)	(24,884)
Proceeds from sale of property, plant and equipment	219	1,612
Cash paid for acquisitions, net of cash acquired	(2,957,476)	(40,174)
Other	3,268	(5,951)

Net cash used in investing activities	(2,993,411)	(69,397)
Financing Activities:
Long-term debt repaid	(502,566)	(1,122,197)
Long-term debt proceeds	3,246,875	1,315,000
Long-term debt financing costs	(73,890)	(23,257)
Proceeds from the issuance of common shares under equity-based compensation plans	21,273	10,747
Excess tax benefits from equity-based compensation	19,194	10,583

Net cash generated by financing activities	2,710,886	190,876
Effect of exchange rate changes on cash and cash equivalents	(14,570)	(12,997)

Change in cash and cash equivalents	(111,359)	270,114
Cash and cash equivalents, beginning of period	729,321	346,320

Cash and cash equivalents, end of period	$617,962	$616,434

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited - In thousands, except share amounts)

	Nine Months Ended September 30,
	2015	2014
Number of common shares outstanding:
Balance at beginning of period	187,831,389	185,861,777
Issuance of shares under equity-based compensation plans	2,759,107	1,772,303

Balance at end of period	190,590,496	187,634,080

Common stock:
Balance at beginning of period	$1,888	$1,868
Issuance of shares under equity-based compensation plans	28	18

Balance at end of period	$1,916	$1,886

Additional paid-in capital:
Balance at beginning of period	$2,141,433	$2,101,350
Issuance of shares under equity-based compensation plans	21,246	10,729
Equity-based compensation	17,500	12,289
Tax benefit from shares issued under equity-based compensation plans	19,107	10,583

Balance at end of period	$2,199,286	$2,134,951

Retained earnings (accumulated deficit):
Balance at beginning of period	$(741,519)	$(978,291)
Net income	4,272	188,961

Balance at end of period	$(737,247)	$(789,330)

Accumulated other comprehensive loss:
Balance at beginning of period	$(83,548)	$(26,276)
Other comprehensive loss, net of tax	(51,297)	(18,381)

Balance at end of period	$(134,845)	$(44,657)

Treasury stock, at cost:
Balance at beginning and end of period	$(10,635)	$(10,635)

Total stockholders’ equity	$1,318,475	$1,292,215

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

On August 28, 2015, the Company completed the acquisition of TE Connectivity’s Telecom, Enterprise and Wireless business, also referred to as Broadband Network Solutions (BNS), in an all-cash transaction valued at approximately $3.0 billion. In June 2015, the Company borrowed $2.75 billion that was used, along with cash on hand, to fund the BNS acquisition. See Note 2 for additional discussion of the BNS acquisition and Note 5 for additional discussion of the financing transactions.

Basis of Presentation

The Condensed Consolidated Balance Sheet as of September 30, 2015, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, and the Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity for the nine months ended September 30, 2015 and 2014 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The BNS acquisition was accounted for using the acquisition method of accounting and the BNS results of operations are reported in the Company’s unaudited condensed consolidated financial statements from August 28, 2015, the date of acquisition, through their fiscal period ended September 25, 2015. Therefore, the Company’s consolidated results of operations for the three and nine months ended September 30, 2015 do not include the results of operations of BNS from September 26, 2015 to September 30, 2015.

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

In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the audited consolidated financial statements in the 2014 Annual Report, particularly related to estimates used in the preliminary purchase price allocation for the BNS acquisition. The BNS purchase price was allocated to acquired assets and assumed liabilities based on their estimated fair value at the acquisition date. Tangible assets and liabilities are recorded at their estimated fair values based on observable market values, if available, or using management judgment. Separable intangible assets must be identified, valued and assigned an estimated useful life, and the valuation of such assets is generally based on methods that involve estimates and judgment. The valuations of such assets will be updated as additional information becomes available. Management’s judgments and estimates are subject to significant uncertainty.

As of June 30, 2015, the Company adopted new accounting guidance that requires debt issuance costs related to a recognized debt liability be reported as a deduction from the carrying amount of that debt liability. In August 2015, this guidance was clarified to add that debt issuance costs related to line of credit arrangements can be presented as an asset regardless of whether there are outstanding borrowings. The guidance has been applied retrospectively to the prior period presented. The adoption of this accounting guidance reduced the Company’s other noncurrent assets and long-term debt by the amount of unamortized debt issuance costs. As of September 30, 2015 and December 31, 2014, this amount was $101.4 million and $38.8 million, respectively.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Concentrations of Risk and Related Party Transactions

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 13% of the Company’s total net sales during both the three and nine months ended September 30, 2015. Net sales to Anixter accounted for approximately 11% of the Company’s total net sales during the both three and nine months ended September 30, 2014. Sales to Anixter primarily originate within the Enterprise segment. Other than Anixter, no direct customer accounted for 10% or more of the Company’s total net sales for the three or nine months ended September 30, 2015 or 2014.

Accounts receivable from Anixter represented approximately 10% of accounts receivable as of September 30, 2015. Other than Anixter, no direct customer accounted for 10% or more of the Company’s accounts receivable as of September 30, 2015.

As of September 30, 2015, funds affiliated with The Carlyle Group (Carlyle) owned 32.1% of the outstanding shares of common stock of CommScope.

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Product warranty accrual, beginning of period	$15,194	$21,795	$17,054	$24,838
Accrual assumed in BNS acquisition	1,900	—	1,900	—
Provision for warranty claims	2,054	2,504	5,968	7,435
Warranty claims paid	(3,127)	(4,776)	(8,901)	(12,750)

Product warranty accrual, end of period	$16,021	$19,523	$16,021	$19,523

Commitments and Contingencies

The Company is either a plaintiff or a defendant in pending legal matters in the normal course of business, including various matters assumed as part of the BNS acquisition. Management believes none of these legal matters will have a material adverse effect on the Company’s business or financial condition upon final disposition.

In addition, the Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of a reporting unit with goodwill may exceed its fair value. For the Microwave Antenna Group (Microwave) reporting unit in the Wireless segment, management considered the lower than expected levels of sales and operating income during 2015 and the effect of market conditions on the projected future operations of the business. Based on this information, during the three months ended September 30, 2015, management determined that an indicator of possible impairment existed. A step one goodwill impairment test was performed using a discounted cash flow (DCF) valuation model. Significant assumptions in the DCF model are the annual revenue growth rate, the annual operating income margin and the discount rate used to determine the present value of the cash flow projections. The discount rate was based on the estimated weighted average cost of capital as of the test date for market participants in

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

the industry in which the Microwave reporting unit operates. Based on the estimated fair values generated by the DCF model, the Microwave reporting unit did not pass step one of the goodwill impairment test. A preliminary step two analysis was performed and an estimated goodwill impairment charge of $74.4 million was recorded during the three months ended September 30, 2015. The step two valuation is expected to be finalized in the fourth quarter and any revision to the impairment charge will be recorded at that time. The discount rate used in the 2015 impairment test was 10.5% compared to 11.0% used in the 2014 annual goodwill impairment test.

Results for the three and nine months ended September 30, 2014, included an estimated goodwill impairment charge of $7.0 million for the Microwave reporting unit.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. There were no significant long-lived asset impairments identified during the three or nine months ended September 30, 2015. During the nine months ended September 30, 2014, as a result of revisions to the business plan for a particular product line, the Company determined that certain intangible assets in the Broadband segment were no longer recoverable and a $7.2 million impairment charge was recorded.

During the three months ended September 30, 2015, the Company determined that a note receivable related to a previous divestiture was likely impaired and a $10.9 million impairment charge was recorded in the Broadband segment.

Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2015 reflected the impact of impairment charges for which minimal tax benefits were recorded. The effective income tax rate was favorably affected by the impact of earnings in foreign jurisdictions that are generally taxed at rates lower than the United States (U.S.) statutory rate, benefits recognized from adjustments related to prior years’ tax returns and a reduction in tax expense related to uncertain tax positions. These benefits were partially offset by losses in certain jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable.

The effective income tax rate for the three and nine months ended September 30, 2014 was lower than the statutory rate primarily due to a reduction in tax expense related to the reduction in reserves for uncertain tax positions as well as the impact of earnings in foreign jurisdictions that are taxed at lower rates than the U.S. statutory rate. The benefits to the income tax rate were partially offset by the impact of losses in certain jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable and the provision for state income taxes. For the three months ended September 30, 2014, there was a slight decrease in valuation allowances while for the nine months ended September 30, 2014 there was a modest increase in valuation allowances as a result of changes in profitability in various jurisdictions. The effective income tax rate for the three and nine months ended September 30, 2014 was also affected by asset impairment charges recorded during those periods for which no tax benefit was recognized and gains from changes in the estimated fair value of contingent consideration payable that were not subject to tax.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on net income divided by the weighted average number of common shares outstanding plus the dilutive effect of potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding equity-based awards (stock options, performance share units and restricted stock units). Certain outstanding equity-based awards were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance conditions were not met (5.3 million shares and 1.5 million shares for the three and nine months ended September 30, 2015, respectively, and 2.5 million shares and 2.4 million shares for the three and nine months ended September 30, 2014, respectively). Antidilutive securities for the three months ended September 30, 2015 included 4.4 million shares of equity-based awards which would have been considered dilutive if the Company had not been in a net loss position.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table presents the basis for the earnings per share computations (per share amounts not in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) for basic and diluted earnings per share	$(80,796)	$96,431	$4,272	$188,961
Denominator:
Weighted average shares outstanding - basic	190,269	187,407	189,483	186,624
Dilutive effect of equity-based awards	—	4,220	4,447	4,502

Weighted average common shares outstanding - diluted	190,269	191,627	193,930	191,126

Earnings (loss) per share:
Basic	$(0.42)	$0.51	$0.02	$1.01
Diluted	$(0.42)	$0.50	$0.02	$0.99

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations. The guidance requires that acquirers in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period that the adjustment amounts are determined and eliminates the requirement to retrospectively account for these adjustments. It also requires additional disclosure about the effects of the adjustments on prior periods. The guidance is effective for the Company as of January 1, 2016, however, the Company expects to adopt this guidance in the fourth quarter of 2015.

In July 2015, the FASB issued ASU No. 2015-11, Inventory. The guidance requires that inventory be measured at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance simplifies the prior guidance by eliminating the options of measuring inventory at replacement cost or net realizable value less an approximate normal profit margin. This guidance is effective for the company as of January 1, 2017, with early application permitted. The Company has not yet determined when it will adopt the new accounting standard, but the impact is expected to be immaterial.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance defines how companies report revenues from contracts with customers and also requires enhanced disclosures. In July 2015, the FASB issued ASU No. 2015-14 deferring the effective date by one year, with early adoption on the original effective date permitted. The Company will be required to adopt the standard as of January 1, 2018 and early adoption is permitted as of January 1, 2017. The Company has not determined the transition approach that will be utilized or estimated the impact of adopting the new accounting standard.

2. ACQUISITIONS

Broadband Network Solutions

On August 28, 2015, the Company acquired TE Connectivity’s BNS business in an all-cash transaction. The Company paid $3,021.2 million ($2,957.5 million net of cash acquired) and recorded an asset of $17.3 million in other current assets on the Condensed Consolidated Balance Sheet for an estimated net refund of the purchase price based on the working capital acquired and pension obligations assumed. For the period following the acquisition of BNS, sales of $141.1 million and an operating loss of $81.6 million were reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015. BNS is a reporting segment as of September 30, 2015.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The purchase price for BNS was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill as shown in the following table (in millions):

Estimated Fair Value
Cash and cash equivalents	$63.7
Accounts receivable	252.9
Inventories	266.4
Other current assets	40.0
Property, plant and equipment	247.6
Goodwill	1,242.8
Identifiable intangible assets	1,150.0
Other noncurrent assets	22.3
Current liabilities	(224.2)
Noncurrent pension liabilities	(30.5)
Other noncurrent liabilities	(27.1)

Net acquisition cost	$3,003.9

The goodwill arising from the preliminary purchase price allocation of the BNS acquisition is believed to result from the Company’s reputation in the marketplace and assembled workforce. A significant portion of the goodwill is expected to be deductible for income tax purposes.

Various valuation techniques were used to estimate the fair value of the assets acquired and the liabilities assumed which use significant unobservable inputs, or Level 3 inputs as defined by the fair value hierarchy. Using these valuation approaches requires the Company to make significant estimates and assumptions. The estimated fair values are expected to change as the Company completes its valuation analyses and purchase price allocation.

The table below summarizes the preliminary valuations of the intangible assets acquired that were determined by management to meet the criteria for recognition apart from goodwill and determined to have finite lives. The values presented below are preliminary estimates and are subject to change as management completes its valuation of the BNS acquisition.

	Estimated Fair Value (in millions)	Weighted Average Estimated Useful Life (in years)
Customer contracts and relationships	$675.0	12
Trademarks	150.0	9
Patents and technologies	325.0	7

Total amortizable intangible assets	$1,150.0

There were certain foreign assets acquired and liabilities assumed in the BNS acquisition for which title has not yet transferred although the consideration was paid as part of the overall purchase price discussed above. The Company expects these transfers to be fully completed by mid-2016 and does not anticipate any significant risks to executing such transfers. In the interim, TE Connectivity will continue to conduct the business operations, as directed by and for the sole benefit or detriment of CommScope. For the three and nine months ended September 30, 2015, net sales related to the BNS operations that have not formally transferred were included in the Company’s consolidated net sales and represented less than 2% of the Company’s total net sales. As of September 30, 2015, the investment in these BNS operations was reported in other non-current assets on the Condensed Consolidated Balance Sheet. The total assets related to these operations represented less than 1% of the Company’s total assets as of September 30, 2015.

The BNS amounts included in the following pro forma information are based on their historical results prepared on a carve-out basis of accounting and, therefore, may not be indicative of the actual results when operated as part of CommScope. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Accordingly, the pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

The following table presents consolidated results of operations for CommScope for the three and nine months ended September 30, 2015 and 2014 as though the BNS acquisition had been completed as of January 1, 2014 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$1,247.3	$1,503.6	$3,835.8	$4,476.5
Net income (loss)	(21.9)	92.9	73.6	111.3
Net income (loss) per diluted share	(0.12)	0.48	0.38	0.58

These pro forma results reflect adjustments for net interest expense for the debt related to the acquisition; depreciation expense for property, plant and equipment that has been marked up to its estimated fair value; amortization for intangible assets with finite lives identified separate from goodwill; equity-based compensation for equity awards issued to BNS employees; and the related income tax impacts of these adjustments.

The pro forma results for the three and nine months ended September 30, 2015 exclude $59.8 million and $80.1 million, respectively, of transaction and integration costs related to the BNS acquisition and $30.5 million of additional cost of goods sold related to the inventory mark up included in the purchase price allocation as these costs are nonrecurring to the Company.

Alifabs Group

In July 2014, the Company acquired two businesses of United Kingdom-based Alifabs Group (Alifabs) for $48.8 million ($46.7 million, net of cash acquired). Alifabs is a designer and supplier of enclosures, monopoles, smaller streetworks towers and tower solutions for the United Kingdom telecommunications, utility and energy markets. Sales of Alifabs products reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were $9.8 million and $30.2 million for the three and nine months ended September 30, 2015, respectively, and $9.6 million for the three and nine months ended September 30, 2014.

Redwood Systems, Inc.

In July 2013, the Company acquired Redwood Systems, Inc. (Redwood), for an initial payment of $9.8 million and contingent consideration payable in 2015 that had an estimated fair value of $12.4 million as of the acquisition date. During the year ended December 31, 2014, the estimated fair value of the liability for contingent consideration was reduced to zero and no payments have been or will be made. During the nine months ended September 30, 2014, the Company recorded a $12.7 million reduction in SG&A expense resulting from the adjustment to the estimated fair value of contingent consideration payable related to the Redwood acquisition.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

3. GOODWILL

The following table presents goodwill by reportable segment, including goodwill that resulted from the BNS acquisition (in millions):

	Wireless	Enterprise	Broadband	BNS	Total
Goodwill, gross, as of December 31, 2014	$833.1	$653.8	$86.3	$—	$1,573.2
Preliminary purchase price allocations	—	—	—	1,242.8	1,242.8
Foreign exchange	(3.4)	—	—	(0.5)	(3.9)

Goodwill, gross, as of September 30, 2015	829.7	653.8	86.3	1,242.3	2,812.1
Accumulated impairment charges as of December 31, 2014	(85.1)	—	(36.2)	—	(121.3)
Impairment charges recorded during the nine months ended September 30, 2015	(74.4)	—	—	—	(74.4)

Accumulated impairment charges as of September 30, 2015	(159.5)	—	(36.2)	—	(195.7)

Goodwill, net, as of September 30, 2015	$670.2	$653.8	$50.1	$1,242.3	$2,616.4

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	September 30, 2015	December 31, 2014
Raw materials	$125,685	$90,486
Work in process	141,048	105,739
Finished goods	288,102	170,960

	$554,835	$367,185

Investments

The Company owns shares of Hydrogenics Corporation (Hydrogenics), a publicly traded company that supplies hydrogen generators and hydrogen-based power modules and fuel cells for various uses. These shares are accounted for as available-for-sale securities and are carried at fair value with changes in fair value recorded, net of tax, in other comprehensive income (loss). This investment is recorded in other noncurrent assets on the Condensed Consolidated Balance Sheets.

The following table presents information related to the Company’s investment in Hydrogenics:

	September 30, 2015	December 31, 2014
Shares owned	1,332	1,534
Cost basis	$997	$1,150
Fair value	$10,737	$20,392
Pretax unrealized gain in accumulated other comprehensive income (loss)	$9,740	$19,242

The following table provides information related to the sale of shares in Hydrogenics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares sold	—	95	202	595
Proceeds received	$—	$2,103	$2,817	$9,209
Pretax gain realized	$—	$2,031	$2,666	$8,763

Gains on the sale of Hydrogenics shares have been determined using the average cost method and are recorded in other income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Other Accrued Liabilities

	September 30, 2015	December 31, 2014
Compensation and employee benefit liabilities	$120,907	$122,291
Deferred revenue	15,883	25,888
Product warranty accrual	16,021	17,054
Accrued interest	68,097	8,952
Restructuring reserve	17,233	5,657
Income taxes payable	31,044	35,302
Accrued value-added taxes	23,063	6,576
Accrued professional fees	20,312	7,147
Other	101,992	60,139

	$414,552	$289,006

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign currency translation
Balance, beginning of period	$(98,333)	$(25,089)	$(80,483)	$(29,072)
Other comprehensive loss	(22,835)	(33,531)	(40,563)	(29,448)
Amounts reclassified from AOCL	—	—	(122)	(100)

Balance, end of period	$(121,168)	$(58,620)	$(121,168)	$(58,620)

Pension and other postretirement benefit activity
Balance, beginning of period	$(18,130)	$(306)	$(14,957)	$2,796
Amounts reclassified from AOCI (AOCL)	(1,566)	(1,551)	(4,739)	(4,653)

Balance, end of period	$(19,696)	$(1,857)	$(19,696)	$(1,857)

Available-for-sale securities
Balance, beginning of period	$7,756	$18,694	$11,892	$—
Other comprehensive income (loss)	(1,737)	(4,129)	(4,225)	14,565
Amounts reclassified from AOCI	—	1,255	(1,648)	1,255

Balance, end of period	$6,019	$15,820	$6,019	$15,820

Net AOCL, end of period	$(134,845)	$(44,657)	$(134,845)	$(44,657)

Amounts reclassified from net AOCL related to foreign currency translation and available-for-sale securities are recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Defined benefit plan amounts reclassified from net AOCL are included in the computation of net periodic benefit income and are primarily recorded in cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Cash Flow Information

	Nine Months Ended September 30,
	2015	2014
Cash paid during the period for:
Income taxes, net of refunds	$95,909	$73,647
Interest	$82,526	$122,718

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

5. FINANCING

	September 30, 2015	December 31, 2014
6.00% senior notes due June 2025	$1,500,000	$—
5.50% senior notes due June 2024	650,000	650,000
5.00% senior notes due June 2021	650,000	650,000
Senior PIK toggle notes due June 2020	550,000	550,000
4.375% senior secured notes due June 2020	500,000	—
Senior secured term loan due December 2022	1,250,000	—
Senior secured term loan due January 2018	361,875	518,438
Senior secured term loan due January 2017	—	345,625
Senior secured revolving credit facility expires May 2020	—	—
Other	92	408

Total face value of debt	$5,461,967	$2,714,471
Less: Original issue discount, net of amortization	(5,035)	(6,746)
Less: Debt issuance costs, net of amortization	(101,430)	(38,827)
Less: Current portion	(12,592)	(9,001)

Total long-term debt	$5,342,910	$2,659,897

See Note 6 in the Notes to Consolidated Financial Statements in the 2014 Annual Report for additional information on the terms and conditions of the 5.00% senior notes (the 2021 Notes), the 5.50% senior notes (the 2024 Notes), the senior secured credit facilities and the 6.625%/7.375% senior payment-in-kind toggle notes (the senior PIK toggle notes).

6.00% Senior Notes Due 2025

In June 2015, CommScope Technologies Finance LLC, a wholly owned subsidiary of the Company and an unrestricted subsidiary as defined in the indentures governing the 2021 Notes and the 2024 Notes and the agreements governing the senior secured credit facilities, issued $1.5 billion of 6.00% Senior Notes due June 15, 2025 (the 2025 Notes). Interest is payable on the 2025 Notes semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Company used the proceeds of the offering of the 2025 Notes, together with cash on hand and borrowings under the senior secured term loan facility due December 2022, to finance the acquisition of the BNS business.

Concurrent with the consummation of the BNS acquisition, CommScope Technologies Finance LLC merged with and into CommScope Technologies LLC (a wholly owned subsidiary of the Company), with CommScope Technologies LLC continuing as the surviving entity. CommScope Technologies LLC became the issuer of the 2025 Notes, and the 2025 Notes are guaranteed on a senior unsecured basis by CommScope, Inc. and its domestic restricted subsidiaries, subject to certain exceptions. The 2025 Notes and guarantees are effectively junior to all of the Company’s and the guarantors’ existing and future secured debt, including the 2020 Notes (as defined below) and the senior secured credit facilities, to the extent of the value of the assets securing such secured debt. In addition, the 2025 Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2025 Notes, including indebtedness incurred by certain of the Company’s non-U.S. subsidiaries under the revolving credit facility.

The 2025 Notes may be redeemed prior to maturity under certain circumstances. Upon certain change of control events, the 2025 Notes may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest. Prior to June 15, 2020, the 2025 Notes may be redeemed at a redemption price equal to 100% of their principal amount, plus a make-whole premium (as defined in the indenture governing the 2025 Notes), plus accrued and unpaid interest. On or prior to June 15, 2018, under certain circumstances, the Company may also redeem up to 40% of the aggregate principal amount of the 2025 Notes at a redemption price of 106.0%, plus accrued and unpaid interest, using the proceeds of certain equity offerings.

In connection with issuing the 2025 Notes, the Company incurred costs of approximately $2.8 million and $35.8 million during the three and nine months ended September 30, 2015, respectively, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the notes.

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

The Company used the net proceeds of the offering of the 2020 Notes, together with cash on hand, to repay the entire principal amount outstanding under the term loan due 2017 and a portion of the principal amount outstanding under the term loan due 2018.

The 2020 Notes are guaranteed on a senior secured basis by CommScope Holding Company, Inc. and its domestic restricted subsidiaries, subject to certain exceptions, and secured by security interests that secure indebtedness under the Company’s term loan facility.

The 2020 Notes may be redeemed prior to maturity under certain circumstances. Upon certain change of control events, the 2020 Notes may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest. Prior to June 15, 2017, the 2020 Notes may be redeemed at a redemption price equal to 100% of their principal amount, plus a make-whole premium (as defined in the indenture governing the 2020 Notes), plus accrued and unpaid interest. Prior to June 15, 2017, under certain circumstances, the Company may also redeem up to 40% of the aggregate principal amount of the 2020 Notes at a redemption price of 104.375%, plus accrued and unpaid interest, using the proceeds of certain equity offerings.

In connection with issuing the 2020 Notes, the Company incurred costs of approximately $1.5 million and $8.4 million during the three and nine months ended September 30, 2015, respectively, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the notes.

Senior Secured Credit Facilities

In May 2015, the Company amended its asset-based revolving credit facility to, among other things, expand the facility from $400.0 million to $550.0 million and extend the maturity date to May 2020, subject to acceleration under certain circumstances. In connection with this amendment, the Company incurred costs of approximately $0.2 million in the nine months ended September 30, 2015, which were recorded in other noncurrent assets and are being amortized over the term of the revolving credit facility. As of September 30, 2015, the Company had no outstanding borrowings under its revolving credit facility and the Company did not borrow under its revolving credit facility during the nine months ended September 30, 2015. As of September 30, 2015, the Company had availability of approximately $324.2 million under its revolving credit facility, after giving effect to borrowing base limitations and outstanding letters of credit. The expanded facility is expected to be reflected in the Company’s availability once the additional collateral resulting from the BNS acquisition is added to the borrowing base.

In June 2015, the Company used the proceeds from the 2020 Notes issuance to repay $500.0 million of its existing term loans. In addition, CommScope Finance LLC (a wholly owned subsidiary of the Company and an unrestricted subsidiary as defined in the agreements governing the senior secured credit facilities) borrowed an additional $1.25 billion, less $3.1 million of original issue discount, in a term loan due December 2022 (the 2022 Term Loan). The Company used the proceeds from the 2022 Term Loan, together with cash on hand and proceeds from the issuance of the 2025 Notes, to finance the acquisition of the BNS business. Concurrent with the consummation of the BNS acquisition, the 2022 Term Loan was assumed by CommScope, Inc. as a term loan under its senior secured credit facilities.

The 2022 Term Loan has scheduled maturities of $12.5 million per year due in equal quarterly installments with the balance due at maturity. The current portion of long-term debt reflects $12.5 million of repayments under the 2022 Term Loan. The interest rate is, at the Company’s option, either (1) the base rate (as described in the 2014 Annual Report) plus a margin of 2.00% or (2) one-, two-, three- or six-month LIBOR or, if available from all lenders, twelve-month LIBOR (selected at the Company’s option) plus a margin of 3.00%, subject to a LIBOR floor of 0.75%.

During the nine months ended September 30, 2015, the Company repaid $502.2 million of its existing senior secured term loans. In connection with the repayment of existing term loans, $6.7 million of original issue discount and debt issuance costs were written off and included in interest expense. The Company incurred costs of approximately $2.9 million and $29.6 million during the three and nine months ended September 30, 2015, respectively, related to the additional borrowings under the term loan facility. These costs were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the 2022 Term Loan.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

No portion of the senior secured term loans was reflected as a current portion of long-term debt as of September 30, 2015 related to the potentially required excess cash flow payment because the amount that may be payable in 2016, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2015 related to 2014.

Other Matters

The following table summarizes scheduled maturities of long-term debt as of September 30, 2015 (in millions):

	Remainder of 2015	2016	2017	2018	2019	Thereafter
Scheduled maturities of long-term debt	$3.2	$12.5	$12.5	$374.4	$12.5	$5,046.9

The Company’s non-guarantor subsidiaries held approximately $2,989 million, or 38%, of total assets and approximately $470 million, or 7%, of total liabilities as of September 30, 2015 and accounted for approximately $420 million, or 43%, and $1,173 million, or 44%, of net sales for the three and nine months ended September 30, 2015, respectively. As of December 31, 2014, the non-guarantor subsidiaries held approximately $1,089 million, or 22%, of total assets and approximately $282 million, or 8%, of total liabilities. For the three and nine months ended September 30, 2014, the non-guarantor subsidiaries accounted for approximately $420 million, or 42%, and $1,123 million, or 37%, of net sales, respectively. All amounts presented exclude intercompany balances.

CommScope, Inc. is a guarantor of the 2025 Notes and the issuer of each of the 2021 Notes, the 2024 Notes and the 2020 Notes. The balance sheet and income statement amounts for CommScope, Inc. are substantially identical to those of the Company other than interest expense and total debt. Interest expense for CommScope, Inc. does not reflect the interest expense incurred in connection with the senior PIK toggle notes. For the three month periods ended September 30, 2015 and 2014, interest expense related to the senior PIK toggle notes was $9.5 million ($6.1 million, net of tax). For the nine month periods ended September 30, 2015 and 2014, interest expense related to the senior PIK toggle notes was $28.5 million ($18.2 million net of tax). Total debt for CommScope, Inc. and its subsidiaries as of September 30, 2015 was $4,813.0 million, which does not include the senior PIK toggle notes.

The weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.46% at September 30, 2015 and 5.38% at December 31, 2014.

6. DERIVATIVES AND HEDGING ACTIVITIES

The Company uses forward contracts to hedge a portion of its exposure to balances denominated in currencies other than the functional currency of various subsidiaries and to manage exposure to certain planned foreign currency expenditures in order to mitigate the impact of changes in exchange rates. As of September 30, 2015, the Company had outstanding foreign exchange contracts with maturities of up to eight months and aggregate notional values of $327 million (based on exchange rates as of September 30, 2015). Unrealized gains and losses resulting from these contracts are recognized in other income (expense), net and partially offset corresponding foreign exchange gains and losses on the balances being hedged. These instruments are not held for speculative or trading purposes. These contracts are not designated as hedges for hedge accounting and are marked to market each period through earnings.

The following table presents the balance sheet location and fair value of the Company’s derivatives:

		Fair Value of Asset (Liability)
	Balance Sheet Location	September 30, 2015	December 31, 2014
Foreign currency contracts	Prepaid expenses and other current assets	$1,027	$1,165
Foreign currency contracts	Other accrued liabilities	(3,141)	(3,584)

Total derivatives not designated as hedging instruments		$(2,114)	$(2,419)

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The pretax impact of the foreign currency forward contracts, both matured and outstanding, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Gain (Loss) Recognized
Three Months Ended September 30, 2015	Other expense, net	$(5,871)
Three Months Ended September 30, 2014	Other expense, net	$(3,500)
Nine Months Ended September 30, 2015	Other expense, net	$(7,035)
Nine Months Ended September 30, 2014	Other expense, net	$(6,836)

7. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, available-for-sale securities, debt instruments and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of September 30, 2015 and December 31, 2014 were considered representative of their fair values due to their short terms to maturity. The fair value of the Company’s available-for-sale securities was based on quoted market prices. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s available-for-sale securities, foreign currency contracts, and debt instruments as of September 30, 2015 and December 31, 2014, are as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Available-for-sale securities	$10,737	$10,737	$20,392	$20,392	Level 1
Foreign currency contracts	1,027	1,027	1,165	1,165	Level 2
Liabilities:
6.00% senior notes due 2025	1,500,000	1,436,250	—	—	Level 2
5.50% senior notes due 2024	650,000	614,250	650,000	640,250	Level 2
5.00% senior notes due 2021	650,000	632,125	650,000	643,500	Level 2
Senior PIK toggle notes due 2020	550,000	561,000	550,000	566,500	Level 2
4.375% senior secured notes due 2020	500,000	495,000	—	—	Level 2
Senior secured term loan due 2022, at par	1,250,000	1,249,969	—	—	Level 2
Senior secured term loan due 2018, at par	361,875	361,187	518,438	513,254	Level 2
Senior secured term loan due 2017, at par	—	—	345,625	342,169	Level 2
Foreign currency contracts	3,141	3,141	3,584	3,584	Level 2

During the three and nine months ended September 30, 2015, the Company recorded a pretax goodwill impairment charge of $74.4 million related to the Wireless segment as a result of reduced expectations of future cash flows from one of its reporting units. The valuation supporting the goodwill impairment charge is based on Level 3 valuation inputs. Also, during the three and nine months ended September 30, 2015, the Company recorded an impairment charge of $10.9 million to reduce a note receivable in the Broadband segment to its estimated fair value. The valuations supporting the impairment charges were based on Level 3 valuation inputs.

8. SEGMENTS AND GEOGRAPHIC INFORMATION

Following the BNS acquisition, management is operating the Company in the following four reportable segments, which align with the manner in which the business is managed: Wireless, Enterprise, Broadband and Broadband Network Solutions (BNS). Management intends to re-evaluate reportable segments as a result of the integration of the BNS business.

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

The BNS segment provides fiber-optic and copper connectivity for telecom, enterprise and wireless networks as well as small cell DAS solutions for the wireless market. The BNS telecom business primarily consists of fiber-to-the-X (FTTx) solutions and central office connectivity and equipment, including fiber optic connectors, fiber management systems, splice closures, couplers and splitters, high-density cable assemblies and complete cabling systems. The enterprise business primarily consists of fiber and copper connectivity, data center solutions, outlets, patch cords and panels and cable assemblies for use in office, data center, factory and residential applications. The wireless business consists of radio frequency distribution and distributed antenna systems to enhance wireless coverage and capacity.

The following table provides summary financial information by reportable segment (in millions):

	September 30, 2015	December 31, 2014
Identifiable segment-related assets:
Wireless	$2,252.7	$2,372.8
Enterprise	1,404.1	1,403.4
Broadband	327.6	352.6
BNS	3,168.6	—

Total identifiable segment-related assets	7,153.0	4,128.8
Reconciliation to total assets:
Cash and cash equivalents	618.0	729.3
Deferred income tax assets	90.2	59.0

Total assets	$7,861.2	$4,917.1

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table provides net sales, operating income, depreciation and amortization by reportable segment, including BNS segment results of operations from August 28, 2015, the date of acquisition, through their fiscal period ended September 25, 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales:
Wireless	$475.3	$633.0	$1,486.8	$1,985.0
Enterprise	227.8	218.0	661.0	638.0
Broadband	128.5	149.5	377.1	380.4
BNS	141.1	—	141.1	—
Inter-segment eliminations	(0.1)	(0.1)	(0.7)	(1.7)

Consolidated net sales	$972.6	$1,000.4	$2,665.3	$3,001.7

Operating income (loss):
Wireless (1)	$(2.2)	$113.8	$132.4	$420.3
Enterprise (2)	39.3	25.3	98.0	78.3
Broadband (3)	2.0	11.9	11.2	2.6
BNS (4)	(81.6)	—	(81.6)	—

Consolidated operating income (loss)	$(42.5)	$151.0	$160.0	$501.2

Depreciation:
Wireless	$7.5	$7.5	$21.7	$21.8
Enterprise	2.7	2.9	7.9	8.4
Broadband	1.9	2.0	5.6	6.0
BNS	3.5	—	3.5	—

Consolidated depreciation	$15.6	$12.4	$38.7	$36.2

Amortization (5):
Wireless	$23.1	$23.2	$69.2	$68.1
Enterprise	17.4	17.3	52.1	52.1
Broadband	3.8	4.3	12.4	13.2
BNS	10.0	—	10.0	—

Consolidated amortization	$54.3	$44.8	$143.7	$133.4

(1)	Operating income for the three months ended September 30, 2015 and 2014 includes transaction and integration costs of $0.6 million and $1.7 million, respectively. Transaction and integration costs for the nine months ended September 30, 2015 and 2014 were $10.3 million and $2.9 million, respectively. Operating income includes restructuring charges of $1.3 million and $5.9 million for the three months ended September 30, 2015 and 2014, respectively. Restructuring charges for the nine months ended September 30, 2015 and 2014 were $4.0 million and $8.7 million, respectively. Operating income includes impairment charges of $74.4 million and $7.0 million for the three months and nine months ended September 30, 2015 and 2014, respectively.
(2)	Operating income for the three months ended September 30, 2015 and 2014 includes transaction and integration costs of $0.3 million and $0.7 million, respectively. Transaction and integration costs for the nine months ended September 30, 2015 and 2014 were $6.0 million and $1.2 million, respectively. Operating income for the three and nine months ended September 30, 2014 includes gains of $0.7 million and $12.7 million, respectively, from adjustments to the estimated fair value of contingent consideration related to the Redwood acquisition.
(3)	Operating income for the three months ended September 30, 2015 and 2014 includes transaction and integration costs of $0.2 million and $0.3 million, respectively. Transaction and integration costs for the nine months ended September 30, 2015 and 2014 were $6.0 million and $0.6 million, respectively. Operating income includes restructuring charges of $0.2 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively. Restructuring charges for the nine months ended September 30, 2015 and 2014 were $1.3 million and $2.9 million, respectively. Operating income includes impairment charges of $10.9 million for the three and nine months ended September 30, 2015, and impairment charges of $7.2 million for the nine months ended September 30, 2014.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

(4)	Operating income for the three and nine months ended September 30, 2015 includes transaction and integration costs of $59.8 million, restructuring charges of $5.3 million and purchase accounting charges related to the mark-up of inventory of $30.5 million.
(5)	Excludes amortization of debt issuance costs and original issue discount.

Sales to customers located outside of the U.S. comprised 48.9% and 50.2% of total net sales for the three and nine months ended September 30, 2015, respectively, compared to 47.3% and 42.5% for the three and nine months ended September 30, 2014, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$497.3	$527.1	$1,326.9	$1,726.6
Europe, Middle East and Africa	196.4	189.6	533.1	547.6
Asia Pacific	187.0	181.2	537.4	470.0
Central and Latin America	65.6	64.4	197.3	183.5
Canada	26.3	38.1	70.6	74.0

Consolidated net sales	$972.6	$1,000.4	$2,665.3	$3,001.7

9. RESTRUCTURING COSTS

Prior to the acquisition and integration of the BNS business, the Company initiated restructuring actions to realign and lower its cost structure primarily through workforce reductions and other cost reduction initiatives at various facilities, including the cessation of manufacturing operations at the Joliet, Illinois; Statesville, North Carolina; and Guangzhou, China facilities. Much of the production capacity from these facilities has been shifted to other existing facilities or unaffiliated suppliers. In 2015, following the acquisition of BNS, the Company initiated various restructuring actions to integrate the BNS operations.

The Company’s net pretax restructuring charges, by segment, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Wireless	$1,312	$5,852	$4,000	$8,706
Enterprise	(3)	(31)	(46)	101
Broadband	219	1,567	1,339	2,870
BNS	5,340	—	5,340	—

Total	$6,868	$7,388	$10,633	$11,677

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The activity within the liability established for these restructuring actions was as follows:

	BNS	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance as of June 30, 2015	$—	$1,707	$7,595	$—	$9,302
Additional charge recorded	5,340	821	508	199	6,868
Liabilities assumed in BNS acquisition	9,000	—	—	—	9,000
Cash paid	(762)	(935)	(352)	1	(2,048)
Foreign exchange and other non-cash items	(14)	—	—	(200)	(214)

Balance as of September 30, 2015	$13,564	$1,593	$7,751	$—	$22,908

Balance as of December 31, 2014	$—	$3,822	$8,243	$—	$12,065
Additional charge recorded	5,340	3,077	769	1,447	10,633
Liabilities assumed in BNS acquisition	9,000	—	—	—	9,000
Cash paid	(762)	(5,217)	(1,261)	(247)	(7,487)
Foreign exchange and other non-cash items	(14)	(89)	—	(1,200)	(1,303)

Balance as of September 30, 2015	$13,564	$1,593	$7,751	$—	$22,908

Balance sheet classification as of September 30, 2015
Other accrued liabilities	$13,564	$1,593	$2,076	$—	$17,233
Other noncurrent liabilities	—	—	5,675	—	5,675

Total liability	$13,564	$1,593	$7,751	$—	$22,908

As of August 28, 2015, the Company assumed a liability of $9.0 million for BNS employee-related restructuring actions initiated prior to the acquisition. Subsequent to the acquisition, the Company recognized $5.3 million of employee-related restructuring charges in the three and nine months ended September 30, 2015. Employee-related costs include the expected severance costs and related benefits as well as one-time severance benefits that are accrued over the remaining period employees are required to work in order to receive such benefits.

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

Additional pretax costs of $1.0 million to $2.0 million are expected to be incurred to complete previously announced initiatives. Cash payments of $3.0 million to $4.0 million are expected by the end of 2015 with additional payments of $20.0 million to $21.0 million between 2016 and 2022. As a result of the BNS integration, additional restructuring actions are expected to be taken and the resulting charges and cash requirements could be material.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

10. EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$429	$115	$7	$24
Interest cost	3,127	3,344	161	225
Recognized actuarial loss (gain)	204	71	(283)	(84)
Amortization of prior service credits	—	—	(2,457)	(2,494)
Expected return on plan assets	(3,814)	(3,825)	—	—

Net periodic benefit income	$(54)	$(295)	$(2,572)	$(2,329)

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$645	$344	$21	$71
Interest cost	9,010	10,028	482	675
Recognized actuarial loss (gain)	545	213	(848)	(253)
Amortization of prior service credits	—	—	(7,372)	(7,482)
Expected return on plan assets	(10,778)	(11,469)	—	—

Net periodic benefit income	$(578)	$(884)	$(7,717)	$(6,989)

The estimated fair value of the BNS pension liabilities assumed in the acquisition was $30.5 million. These estimates are preliminary and are expected to change. The difference between the preliminary estimates and the actual liabilities may be material.

The Company contributed $8.8 million and $19.5 million to its pension and other postretirement benefit plans during the three and nine months ended September 30, 2015, respectively. During the remainder of 2015, the Company anticipates making additional contributions of approximately $1.0 million to these plans.

11. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of September 30, 2015, $47.5 million of total unrecognized compensation costs related to non-vested stock options, restricted stock unit awards (RSUs) and performance share units (PSUs) are expected to be recognized over a remaining weighted average period of 1.7 years. There were no significant capitalized equity-based compensation costs at September 30, 2015.

During the nine months ended September 30, 2015, Carlyle sold a portion of its investment in the Company which triggered an acceleration of vesting of certain equity-based awards. The Company recorded equity-based compensation expense of $5.3 million as a result of the acceleration of vesting.

On August 28, 2015, the Company granted 0.4 million RSUs and 0.2 million stock option awards to BNS employees. These awards carry substantially the same terms as the Company’s other equity-based awards except a provision that fully vests the award if the transferred employee is terminated by the Company prior to the first anniversary of the closing of the BNS acquisition.

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards generally vest over one to five years following the grant date and have a contractual term of ten years.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table summarizes the stock option activity (in thousands, except per share amounts):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of June 30, 2015	8,569	$7.92
Granted	237	$27.69	$14.34
Exercised	(637)	$6.79		$15,462
Forfeited	(4)	$5.74

Outstanding as of September 30, 2015	8,165	$8.59		$175,597

Exercisable at September 30, 2015	7,112	$7.25		$162,016
Expected to vest	1,050	$17.60		$13,576
Outstanding as of December 31, 2014	10,411	$7.32
Granted	529	$29.38	$13.74
Exercised	(2,756)	$7.72		$61,726
Forfeited	(19)	$18.46

Outstanding as of September 30, 2015	8,165	$8.59		$175,597

The exercise prices of outstanding options at September 30, 2015 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$2.96 to $5.35	722	2.5	$3.70	722	$3.70
$5.36 to $5.67	667	6.4	$5.57	593	$5.57
$5.68 to $8.54	4,454	5.3	$5.74	4,004	$5.74
$8.55 to $8.90	1,299	4.5	$8.65	1,299	$8.65
$8.91 to $23.00	542	8.3	$22.55	489	$23.00
$23.01 to $33.12	481	9.1	$30.54	5	$23.10

$2.96 to $33.12	8,165	5.4	$8.59	7,112	$7.25

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected option term (in years)	5.0	5.0	5.6	5.0
Risk-free interest rate	1.5%	1.7%	1.6%	1.5%
Expected volatility	43.0%	45.0%	43.0%	45.0%
Expected dividend yield	—%	—%	—%	—%
Weighted average exercise price	$27.69	$23.10	$29.38	$23.02
Weighted average fair value at grant date	$14.34	$9.49	$13.74	$9.41

Performance Share Units

PSUs are stock awards in which the number of shares ultimately received by the employee depends on Company performance against specified targets. Such awards vest and shares are issued over three years if the performance targets are met. The fair value of each PSU is determined on the date of grant based on the Company’s stock price. Over the performance period, the number of shares that are expected to be issued is adjusted upward or downward based upon the probable achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized will be based on the final performance metrics compared to the targets specified in the grants.

The following table summarizes the PSU activity (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested as of June 30, 2015	184	$30.76
Forfeited	(3)	$30.76

Outstanding and non-vested as of September 30, 2015	181	$30.76

Outstanding and non-vested as of December 31, 2014	—	$—
Granted	184	$30.76
Forfeited	(3)	$30.76

Outstanding and non-vested as of September 30, 2015	181	$30.76

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a one to three-year vesting period, in general. The fair value of the awards is determined on the grant date based on the Company’s stock price. The RSUs granted to BNS transferred employees followed the remaining vesting schedule of their forfeited TE Connectivity award which was a four-year vesting period.

The following table summarizes the RSU activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested as of June 30, 2015	1,328	$28.70
Granted	386	$31.88
Forfeited	(11)	$28.04

Outstanding and non-vested as of September 30, 2015	1,703	$29.42

Outstanding and non-vested as of December 31, 2014	372	$22.99
Granted	1,372	$31.07
Vested and shares issued	(3)	$18.80
Forfeited	(38)	$26.90

Outstanding and non-vested as of September 30, 2015	1,703	$29.42

Other

Although share unit awards may, at the Company’s discretion, be settled in stock, they have historically been settled in cash and are accounted for as liability awards. Share unit award expense of $3.7 million and $3.4 million for the nine months ended September 30, 2015 and 2014, respectively, is included in equity-based compensation as an adjustment to reconcile net income to net cash generated by operating activities on the Condensed Consolidated Statements of Cash Flows. As of September 30, 2015, there were no share unit awards remaining outstanding.

12. SUBSEQUENT EVENT

On October 1, 2015, the Company acquired the assets and assumed certain liabilities of Airvana LP (Airvana), a privately-held leader in small cell solutions for wireless networks, for approximately $45 million. Airvana provides 4G LTE and 3G small cell solutions that enable communication and access to information and entertainment in challenging and high-value environments, such as offices, public venues and homes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2014 Annual Report on Form 10-K.

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

On August 28, 2015, we completed the acquisition of TE Connectivity’s Broadband Network Solutions (BNS) business in an all-cash transaction valued at approximately $3.0 billion. The BNS business provides fiber optic and copper connectivity for wireline and wireless networks and also provides small-cell distributed antenna system (DAS) solutions for the wireless market. For the twelve month period from September 27, 2014 through September 25, 2015, the BNS business generated annual revenues of approximately $1.7 billion. We believe the transaction will accelerate our strategy to drive profitable growth by expanding our business into attractive adjacent markets and to broaden our position as a leading communications infrastructure provider. In addition, the acquisition will provide greater geographic and business diversity. The results of the BNS business are included in our consolidated results of operations from the date of acquisition, August 28, 2015, through September 25, 2015, their fiscal period-end.

In June 2015, we borrowed $2.75 billion to fund the BNS acquisition. During the three and nine months ended September 30, 2015, we incurred transaction and integration costs of $60.8 million and $82.1 million, respectively, primarily related to the BNS acquisition and integration activities. We will continue to incur transaction and integration costs and such costs may be material. In addition, we expect to incur restructuring charges to integrate the BNS acquisition and those costs may be material.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies or significant accounting estimates are disclosed in our 2014 Annual Report on Form 10-K. An addition to these critical accounting policies since December 31, 2014 is the estimation of the purchase price allocation related to the acquisition of BNS.

Purchase Price Allocation

Recording the acquisition and the required purchase price allocation under GAAP requires estimates and considerable judgment. The net assets acquired have been preliminarily recorded at their estimated fair value at the acquisition date. Tangible assets and liabilities are recorded at their fair values based on observable market values, if available, or based on management judgment. Separable intangible assets must be identified, valued and given an estimated useful life. In the absence of market transactions, the valuation of such assets is generally based on methods that are subjective in nature. Management’s judgments and estimates are subject to significant uncertainty.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

	Three Months Ended September 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$972.6	100.0%	$1,000.4	100.0%	$(27.8)	(2.8)%
Gross profit	338.9	34.8	362.5	36.2	(23.6)	(6.5)
Operating income (loss)	(42.5)	(4.4)	151.0	15.1	(193.5)	(128.1)
Non-GAAP adjusted operating income (1)	201.0	20.7	218.5	21.8	(17.5)	(8.0)
Net income (loss)	(80.8)	(8.3)	96.4	9.6	(177.2)	(183.8)
Diluted earnings (loss) per share	(0.42)		0.50

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,665.3	100.0%	$3,001.7	100.0%	$(336.4)	(11.2)%
Gross profit	946.8	35.5	1,111.8	37.0	(165.0)	(14.8)
Operating income	160.0	6.0	501.2	16.7	(341.2)	(68.1)
Non-GAAP adjusted operating income (1)	533.4	20.0	669.0	22.3	(135.6)	(20.3)
Net income	4.3	0.2	189.0	6.3	(184.7)	(97.7)
Diluted earnings per share	0.02		0.99

(1)	See “Reconciliation of Non-GAAP Measures.”

Net sales

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
			(dollars in millions)
Net sales	$972.6	$1,000.4	$(27.8)	(2.8)%	$2,665.3	$3,001.7	$(336.4)	(11.2)%
Domestic net sales	497.3	527.1	(29.8)	(5.7)	1,326.9	1,726.6	(399.7)	(23.1)
International net sales	475.3	473.3	2.0	0.4	1,338.4	1,275.1	63.3	5.0

Net sales for the three and nine months ended September 30, 2015 included sales from the BNS business of $141 million. See the discussion under the BNS segment in the section titled “Segment Results” for further details. Excluding the BNS business, the decrease in net sales for the three and nine months ended September 30, 2015 compared to the corresponding prior year periods was primarily attributable to lower net sales in the United States (U.S.) mainly as a result of decreased spending by certain domestic wireless operators. For the three months ended September 30, 2015 compared to the prior year period, net sales in the Central and Latin America (CALA) region, the Europe, Middle East and Africa (EMEA) region and the Asia Pacific (APAC) region all decreased. For the nine months ended September 30, 2015 compared to the prior year period, in addition to the decline in the U.S., net sales in the EMEA region were lower primarily due to the negative impact of foreign exchange rate changes. These decreases were partially offset by increases in both the APAC and CALA regions compared to the prior year period.

Including the BNS business, net sales to customers outside the U.S. comprised 48.9% and 50.2% of total net sales for the three and nine months ended September 30, 2015 compared to 47.3% and 42.5% for the three and nine months ended September 30, 2014, respectively. Foreign exchange rate changes had a negative impact of approximately 3% on net sales for both the three and nine months ended September 30, 2015 compared to the same 2014 periods.

From a segment perspective, the year-over-year decrease in net sales for the three and nine months ended September 30, 2015 was due to lower net sales in our Wireless and Broadband segments, partially offset by higher net sales in our Enterprise segment and the addition of the BNS business (fully reported in the BNS segment). For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
			(dollars in millions)
Gross profit	$338.9	$362.5	$(23.6)	(6.5)%	$946.8	$1,111.8	$(165.0)	(14.8)%
Gross margin percent	34.8%	36.2%			35.5%	37.0%
SG&A expense	203.8	121.4	82.4	67.9	460.3	355.5	104.8	29.5
As a percent of sales	21.0%	12.1%			17.3%	11.8%
R&D expense	31.1	30.8	0.3	1.0	86.8	95.8	(9.0)	(9.4)
As a percent of sales	3.2%	3.1%			3.3%	3.2%

Gross profit (net sales less cost of sales)

Gross profit for the three and nine months ended September 30, 2015 was negatively affected by BNS purchase accounting adjustments of $30.5 million, primarily related to the mark-up of inventory to its estimated fair value less the estimated costs associated with its sale. Excluding this additional cost, gross margin percent was 38.0% and 36.7% for the three and nine months ended September 30, 2015. The increase in gross margin percent for the three months ended September 30, 2015 compared to the prior year period was primarily due to favorable product mix and lower material costs offset partially by lower sales volumes. The slight decrease in gross margin percent for the nine months ended September 30, 2015 was due to the impact of lower sales volumes year-to-date, partially offset by favorable product mix and lower material costs in the third quarter.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense for the three and nine months ended September 30, 2015 increased compared to the prior year periods primarily due to an increase of $58.1 million and $77.5 million, respectively, of transaction and integration costs mainly resulting from the BNS acquisition. In addition, the inclusion of the BNS business contributed an additional $27.3 million in SG&A expense for the three and nine months ended September 30, 2015 when compared to the prior year periods. During the three and nine months ended September 30, 2014, we recorded a $0.7 million and $12.7 million reduction in SG&A expense, respectively, resulting from an adjustment to the estimated fair value of contingent consideration payable related to a 2013 acquisition.

Excluding transaction and integration costs, the addition of the BNS business and the adjustments to contingent consideration payable, SG&A expense was $3.7 million and $12.8 million lower for the three and nine months ended September 30, 2015, respectively, compared to the prior year periods. This decrease was primarily attributable to lower variable compensation costs that were offset partially by higher bad debt expense.

Research and development

Research and development (R&D) expense increased slightly for the three months ended September 30, 2015 and decreased for the nine months ended September 30, 2015 compared to the prior year periods. The increase for the three months ended September 30, 2015 was a result of the addition of BNS. Excluding BNS, R&D expense decreased for the three and nine months ended September 30, 2015 by $5.5 million and $14.8 million, respectively. The decreases for both periods compared to the prior year periods was primarily a result of a decline in variable compensation costs and benefits from cost savings initiatives in the Broadband and Wireless segments. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs and Asset impairments

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
			(dollars in millions)
Amortization of purchased intangible assets	$54.3	$44.8	$9.5	21.2%	$143.7	$133.4	$10.3	7.7
Restructuring costs, net	6.9	7.4	(0.5)	(6.8)	10.6	11.7	(1.1)	(9.4)
Asset impairments	85.3	7.0	78.3	NM	85.3	14.2	71.1	NM

Amortization of purchased intangible assets

The amortization of purchased intangible assets was higher in the three and nine months ended September 30, 2015 compared to the prior year periods primarily due to the additional amortization resulting from the BNS acquisition.

Restructuring costs

The restructuring costs recorded in the three months ended September 30, 2015 were primarily related to integrating the BNS business. The restructuring costs recognized in 2014 and the first half of 2015 were primarily related to our continued efforts to realign and lower our overall cost structure.

We expect to incur additional pretax costs of $1.0 million to $2.0 million to complete actions announced to date. As a result of the BNS integration, additional restructuring actions are expected to be identified and the resulting charges and cash requirements are expected to be material.

Asset impairments

During the three months ended September 30, 2015 and 2014, we recorded goodwill impairment charges of $74.4 million and $7.0 million, respectively, in the Wireless segment, primarily as a result of lower projected future operating results for the Microwave Antenna Group (Microwave) reporting unit. During the three months ended September 30, 2015, we determined a note receivable related to a previous divestiture was likely impaired and recorded a charge for $10.9 million in the Broadband segment. During the nine months ended September 30, 2014, as a result of revisions to the business plan for a particular product line, we determined that certain intangible assets in the Broadband segment were no longer recoverable and recorded a $7.2 million impairment charge.

Net interest expense, Other income (expense), net and Income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
			(dollars in millions)
Net interest expense	$(72.1)	$(35.1)	$(37.0)	105.4%	$(155.4)	$(138.8)	$(16.6)	12.0%
Other income (expense), net	(8.3)	1.4	(9.7)	NM	(5.6)	(90.6)	85.0	NM
Income tax (expense) benefit	42.1	(20.9)	63.0	NM	5.2	(82.9)	88.1	NM

NM – Not meaningful

Net interest expense

In June 2015, we issued $1.5 billion of 6.0% senior notes due 2025 (the 2025 Notes), a $1.25 billion term loan due 2022 (the 2022 Term Loan) and $500.0 million of 4.375% senior secured notes due 2020 (the 2020 Notes). The proceeds from the 2025 Notes and the 2022 Term Loan were used to fund the BNS acquisition. We incurred $36.1 million and $41.5 million of incremental interest expense in the three and nine months ended September 30, 2015, respectively, as a result of this acquisition-related debt. The proceeds from the 2020 Notes were used to repay a portion of our existing term loans. In connection with this repayment, $6.7 million of original issue discount and debt issuance costs were written off and included in interest expense in the nine months ended September 30, 2015.

In May 2014, we issued $1.3 billion of new senior notes at a weighted average stated interest rate of 5.25% and used substantially all of the net proceeds to redeem $1.1 billion of 8.25% senior notes that were due in 2019 (the 2019 Notes). In connection with the redemption of the 2019 Notes in June 2014, we wrote off $19.1 million of debt issuance costs to interest expense.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount was 5.46% as of September 30, 2015, 5.38% as of December 31, 2014 and 5.36% as of September 30, 2014.

Other income (expense), net

Foreign exchange losses of $7.7 million and $7.8 million were included in other income (expense), net for the three and nine months ended September 30, 2015, respectively, compared to losses of $0.4 million and $3.4 million for the three and nine months ended September 30, 2014, respectively.

During the nine months ended September 30, 2015, we sold portions of our investment in Hydrogenics that resulted in pretax gains of $2.7 million which were recorded in other income (expense), net. During the three and nine months ended September 30, 2014, we sold a portion of our investment in Hydrogenics that resulted in pretax gains of $2.0 million and $8.8 million, respectively, which were recorded in other income (expense), net. Other income (expense), net for the nine months ended September 30, 2014 included our share of losses in our equity investments of $1.5 million.

In connection with the redemption of the 2019 Notes in the nine months ended September 30, 2014, we recorded a redemption premium of $93.9 million, which was included in other income (expense), net.

Income taxes

Our effective income tax rate for the three and nine months ended September 30, 2015 reflected the impact of impairment charges for which minimal tax benefits were recorded. The effective income tax rate was favorably affected by the impact of earnings in foreign jurisdictions that are generally taxed at rates lower than the U.S. statutory rate, benefits recognized from adjustments related to prior years’ tax returns and a reduction in tax expense related to uncertain tax positions. These benefits were partially offset by losses in certain jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable.

Our effective income tax rate for the three and nine months ended September 30, 2014, respectively, was lower than the statutory rate primarily due to a reduction in tax expense related to the reduction in reserves for uncertain tax positions as well as the impact of earnings in foreign jurisdictions that are taxed at lower rates than the U.S. statutory rate. The benefits to the income tax rate were partially offset by the impact of losses in certain jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable and the provision for state income taxes. For the three months ended September 30, 2014, there was a slight decrease in valuation allowances while for the nine months ended September 30, 2014 there was a modest increase in valuation allowances as a result of changes in profitability in various jurisdictions. The effective income tax rate for the three and nine months ended September 30, 2014 was also affected by asset impairment charges recorded during those periods for which no tax benefit was recognized and gains from changes in the estimated fair value of contingent consideration payable that were not subject to tax.

Segment Results

	Three Months Ended September 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
Wireless	$475.3	48.9%	$633.0	63.3%	$(157.7)	(24.9)%
Enterprise	227.8	23.4	218.0	21.8	9.8	4.5
Broadband	128.5	13.2	149.5	14.9	(21.0)	(14.0)
BNS	141.1	14.5	—	NM	141.1	NM
Inter-segment eliminations	(0.1)	(0.0)	(0.1)	(0.0)	—	NM

Consolidated net sales	$972.6	99.9%	$1,000.4	100.0%	$(27.8)	(2.8)%

Operating income by segment:
Wireless	$(2.2)	(0.5)%	$113.8	18.0%	$(116.0)	(101.9)%
Enterprise	39.3	17.3	25.3	11.6	14.0	55.3
Broadband	2.0	1.6	11.9	8.0	(9.9)	(83.2)
BNS	(81.6)	(57.8)	—	NM	(81.6)	NM

Consolidated operating income	$(42.5)	(4.4)%	$151.0	15.1%	$(193.5)	(128.1)%

Non-GAAP adjusted operating income by segment (1):
Wireless	$99.3	20.9%	$155.2	24.5%	$(55.9)	(36.0)%
Enterprise	58.2	25.5	44.5	20.4	13.7	30.8
Broadband	17.7	13.8	18.8	12.6	(1.1)	(5.9)
BNS	25.8	18.3	—	NM	25.8	NM

Non-GAAP consolidated adjusted operating income	$201.0	20.7%	$218.5	21.8%	$(17.5)	(8.0)%

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
Wireless	$1,486.8	55.8%	$1,985.0	66.1%	$(498.2)	(25.1)%
Enterprise	661.0	24.8	638.0	21.3	23.0	3.6
Broadband	377.1	14.1	380.4	12.7	(3.3)	(0.9)
BNS	141.1	5.3	—	NM	141.1	NM
Inter-segment eliminations	(0.7)	(0.0)	(1.7)	(0.1)	1.0	NM

Consolidated net sales	$2,665.3	100.0%	$3,001.7	100.0%	$(336.4)	(11.2)%

Operating income by segment:
Wireless	$132.4	8.9%	$420.3	21.2%	$(287.9)	(68.5)%
Enterprise	98.0	14.8	78.3	12.3	19.7	25.2
Broadband	11.2	3.0	2.6	0.7	8.6	330.8
BNS	(81.6)	(57.8)	—	NM	(81.6)	NM

Consolidated operating income	$160.0	6.0%	$501.2	16.7%	$(341.2)	(68.1)%

Non-GAAP adjusted operating income by segment (1):
Wireless	$300.9	20.2%	$516.4	26.0%	$(215.5)	(41.7)%
Enterprise	162.5	24.6	124.1	19.5	38.4	30.9
Broadband	44.2	11.7	28.5	7.5	15.7	55.1
BNS	25.8	18.3	—	NM	25.8	NM

Non-GAAP consolidated adjusted operating income	$533.4	20.0%	$669.0	22.3%	$(135.6)	(20.3)%

(1)	See “Reconciliation of Non-GAAP Measures.” Components may not sum to total due to rounding.

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

The Wireless segment experienced a substantial decrease in net sales for the three and nine months ended September 30, 2015 compared to the prior year periods, primarily as a result of lower sales in the U.S. due to a slowdown in spending by certain domestic wireless operators. For the three months ended September 30, 2015, the Wireless segment also experienced lower net sales in the EMEA and APAC regions that were partially offset by higher net sales in the CALA region. In addition to the slowdown in the U.S. during the nine months ended September 30, 2015, Wireless net sales were lower in the EMEA region but partially offset by higher sales in the APAC and CALA regions when compared to the prior year periods. The Alifabs acquisition provided incremental net sales to the Wireless segment EMEA region of $20.6 million during the nine months ended September 30, 2015. Foreign exchange rate changes had a negative impact of approximately 5% on Wireless segment net sales for both the three and nine months ended September 30, 2015 compared to the prior year periods.

Wireless segment operating income and non-GAAP adjusted operating income decreased substantially for the three and nine months ended September 30, 2015 compared to the prior year periods as a result of lower sales volumes. In addition to the decline in sales, Wireless segment operating income was negatively affected by a goodwill impairment charge of $74.4 million during the three months ended September 30, 2015. An impairment charge of $7.0 million was also taken in the three months ended September 30, 2014 in the Microwave reporting unit. These impairment charges are not reflected in non-GAAP adjusted operating income.

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

Enterprise segment net sales for the three months and nine months ended September 30, 2015 were higher than the prior year period mainly due to increases in the EMEA, North America and APAC regions partially offset by lower net sales in the CALA region. Foreign exchange rate changes had a negative impact of approximately 2% and 1% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.

Enterprise segment operating income and non-GAAP adjusted operating income increased for the three and nine months ended September 30, 2015 compared to the prior year periods primarily due to higher sales volumes and favorable product mix. Operating income for the three and nine months ended September 30, 2014 reflected gains of $0.7 million and $12.7 million, respectively, related to adjustments to contingent consideration payable that were not included in non-GAAP adjusted operating income.

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

Broadband segment net sales were lower in most geographic areas for the three months ended September 30, 2015 compared to the prior year period, with larger declines in the CALA and North America regions. Broadband segment net sales were slightly lower for the nine months ended September 30, 2015 compared to the prior year period as a result of lower sales in the CALA region that were partially offset by higher sales in North America. Foreign exchange rate changes had a negative impact of approximately 1% on Broadband segment net sales for the nine months ended September 30, 2015 as compared to the prior year period.

Broadband segment operating income decreased for the three months ended September 30, 2015 compared to the prior year periods primarily as a result of a $10.9 million impairment charge related to a note receivable from a previous divestiture. Non-GAAP adjusted operating income for the Broadband segment decreased slightly for the three months ended September 30, 2015 as a result of lower sales volumes partially offset by lower material costs. Broadband segment operating income and non-GAAP adjusted operating income increased for the nine months ended September 30, 2015 compared to the prior year period as a result of lower material costs, favorable mix and the benefit of cost reduction initiatives. The $10.9 million impairment charge discussed above negatively impacted Broadband segment operating income for the nine months ended September 30, 2015 but the Broadband segment also reported an impairment charge of $7.2 million for the nine months ended September 30, 2014 related to certain intangible assets that were determined to no longer be recoverable. These impairment charges are not reflected in non-GAAP adjusted operating income.

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

BNS Segment

The BNS segment provides fiber-optic and copper connectivity for telecom, enterprise and wireless networks as well as small cell DAS solutions for the wireless market. The BNS telecom business primarily consists of fiber-to-the-X (FTTx) solutions and central office connectivity and equipment, including fiber optic connectors, fiber management systems, splice closures, couplers and splitters, high-density cable assemblies and complete cabling systems. The enterprise business primarily consists of fiber and copper connectivity, data center solutions, outlets, patch cords and panels and cable assemblies for use in office, data center, factory and residential applications. The wireless business consists of radio frequency distribution and distributed antenna systems to enhance wireless coverage and capacity.

We believe the acquisition of BNS will accelerate our strategy to drive profitable growth by expanding our business into attractive adjacent markets and broadening our position as a leading communications infrastructure provider. In addition, the acquisition will provide us with greater geographic and business diversity. The results of the BNS segment are included in our consolidated results of operations from the date of acquisition, August 28, 2015, through September 25, 2015, their fiscal period end.

Net sales to customers outside the U.S. comprised 58.4% of total BNS segment net sales for the three and nine months ended September 30, 2015. These net sales to international customers were primarily to customers in the APAC and EMEA regions.

For the three and nine months ended September 30, 2015, operating income for the BNS segment was negatively affected by purchase accounting adjustments of $30.5 million, primarily related to the mark-up of inventory to its estimated fair value less the estimated costs associated with its sale and by transaction and integration costs of $59.8 million. These charges are not reflected in non-GAAP adjusted operating income.

We expect the BNS segment to be positively affected by the global deployment of fiber optic solutions for FTTx and data center applications. The ongoing demand for fiber solutions is expected to be somewhat offset by decelerating demand for copper solutions in networks.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	September 30, 2015	December 31, 2014	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$618.0	$729.3	$(111.3)	(15.3)%
Working capital, (1) excluding cash and cash equivalents and current portion of long-term debt of $12.6 million and $9.0 million at September 30, 2015 and December 31, 2014, respectively	981.2	631.5	349.7	55.4
Availability under revolving credit facility	324.2	321.7	2.5	0.8
Long-term debt, including current portion	5,355.5	2,668.9	2,686.6	100.7
Total capitalization (2)	6,674.0	3,976.5	2,697.5	67.8
Long-term debt, including current portion, as a percentage of total capitalization	80.2%	67.1%

(1)	Working capital consists of current assets of $2,350.5 million less current liabilities of $763.9 million as of September 30, 2015. Working capital consists of current assets of $1,827.6 million less current liabilities of $475.8 million as of December 31, 2014.
(2)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. In May 2015, we amended our asset-based revolving credit facility to, among other things, expand the facility from $400.0 million to $550.0 million and extend the maturity date to May 2020, subject to acceleration under certain circumstances. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of debt and/or equity. The primary uses of liquidity include debt service requirements (including voluntary debt repayments), funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), funding acquisitions, paying acquisition integration costs, capital expenditures, paying restructuring costs, income tax payments (including the cost of repatriation), and funding pension and other postretirement obligations.

The decrease in cash and cash equivalents during the nine months ended September 30, 2015 was primarily driven by funding the BNS acquisition and acquisition-related payments offset partially by positive operating performance. The increase in working capital, excluding cash and cash equivalents and current portion of long-term debt, is primarily due to the addition of the BNS business into our working capital structure. The net change in total capitalization during the nine months ended September 30, 2015 primarily reflects the increase in long-term debt that was utilized to fund a substantial portion of the BNS acquisition.

Cash Flow Overview

	Nine Months Ended September 30,
	2015	2014	Dollar Change
	(dollars in millions)
Net cash generated by (used in) operating activities	$185.7	$161.6	$24.1
Net cash used in investing activities	$(2,993.4)	$(69.4)	$(2,924.0)
Net cash generated by financing activities	$2,710.9	$190.9	$2,520.0

Operating Activities

During the nine months ended September 30, 2015, we generated $185.7 million of cash through operating activities compared to $161.6 million during the nine months ended September 30, 2014. Cash flow from operations for the nine months ended September 30, 2015 includes the payment of transaction and integration costs primarily related to the BNS acquisition of $71.6 million. Cash flow from operations for the nine months ended September 30, 2014 included the payment of a $93.9 million premium related to redeeming the 2019 Notes. Excluding the transaction and integration costs paid in 2015 and the premium payment in 2014, we generated nearly equal amounts of cash through operating activities for the nine months ended September 30, 2015 and 2014. Cash paid for interest was $40.2 million lower in the nine months ended September 30, 2015 than in the prior year period, primarily as a result of a change in the timing of interest payments.

Investing Activities

During the nine months ended September 30, 2015 we acquired the BNS business and paid $2,957.5 million, net of cash acquired, using a combination of cash on hand and proceeds from the issuance of long-term debt. During the nine months ended September 30, 2014, we paid $45.0 million, net of cash acquired, in connection with the Alifabs acquisition and we also received $4.7 million related to the final determination of the iTRACS purchase price.

Investment in property, plant and equipment during the nine months ended September 30, 2015 was $39.4 million, of which $11.1 million is related to capital spending to support the BNS integration. The remainder of the investment in property, plant and equipment was primarily related to supporting improvements to manufacturing operations as well as investments in information technology (including software developed for internal use).

During the nine months ended September 30, 2015 and 2014, we received proceeds of $2.8 million and $9.2 million, respectively, related to the sale of a portion of our investment in Hydrogenics Corporation. During the nine months ended September 30, 2014, we paid $15 million for the purchase of a non-controlling interest in a company developing high-speed transceivers and photonic integrated circuit products.

Financing Activities

During the nine months ended September 30, 2015, we received $500.0 million from the issuance of the 2020 Notes which was used, together with cash on hand, to repay $500.0 million of our existing term loans. In addition, we issued $1.5 billion of 2025 Notes and borrowed $1.25 billion under the 2022 Term Loan. The proceeds from the 2025 Notes and the 2022 Term Loan were used to fund a substantial portion of the BNS acquisition. In connection with these financing transactions and the amendment of our revolving credit facility, we incurred $74.0 million of debt issuance costs, of which $73.9 million was paid during the nine months ended September 30, 2015.

As of September 30, 2015, we had no outstanding borrowings under our revolving credit facility and the remaining availability was approximately $324.2 million, reflecting a borrowing base of $349.4 million reduced by $25.2 million of letters of credit issued under the revolving credit facility. We expect increased capacity as the additional collateral resulting from the BNS acquisition is added to the borrowing base. During the nine months ended September 30, 2015, we received proceeds of $21.3 million and recognized $19.2 million of excess tax benefits related to the exercise of stock options.

During the nine months ended September 30, 2014, we issued $1.3 billion of new senior notes at a weighted average interest rate of 5.25%. Proceeds from the new senior notes were used to redeem the entire $1.1 billion of outstanding 2019 Notes. In connection with issuing the new senior notes, we paid financing costs of approximately $23.3 million during the nine months ended September 30, 2014. Also during the nine months ended September 30, 2014, we borrowed and repaid $15.0 million under our revolving credit facility and repaid $6.6 million of our senior secured term loans. During the nine months ended September 30, 2014, we received proceeds of $10.8 million and recognized $10.6 million of excess tax benefits related to the exercise of stock options.

Future Cash Needs

We expect that our primary future cash needs will be debt service requirements (including voluntary debt repayments), funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), funding acquisitions, paying acquisition integration costs, capital expenditures, paying restructuring costs, income tax payments (including the cost of repatriation) and funding pension and other postretirement obligations. We paid $7.5 million of restructuring costs during the nine months ended September 30, 2015 and expect to pay an additional $3.0 million to $4.0 million by the end of 2015 and an additional $20.0 million between 2016 and 2022 related to restructuring actions that have been initiated. Any future restructuring actions would likely require additional cash expenditures and such requirements may be material. As of September 30, 2015, we have an unfunded obligation related to pension and other postretirement benefits of $45.3 million including an estimated $30.5 million in pension liabilities assumed in connection with the BNS acquisition. We made contributions of $19.5 million to our pension and other postretirement benefit plans during the nine months ended September 30, 2015 and currently expect to make additional contributions of approximately $1.0 million during the balance of 2015. Contributions made during the nine months ended September 30, 2015 include those required to comply with an agreement with the Pension Benefit Guaranty Corporation (PBGC). As of September 30, 2015, we have made all the contributions required in our agreement with the PBGC. We expect that our noncurrent employee benefit liabilities will be funded from existing cash balances and cash flow from future operations.

We may voluntarily repay existing debt or repurchase our senior notes or our senior PIK toggle notes, if market conditions are favorable and the applicable indenture and the senior secured credit facilities permit such repayment or repurchase.

Although there are no financial maintenance covenants under the terms of our senior notes or senior PIK toggle notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to Adjusted EBITDA as presented in this Quarterly Report on Form 10-Q (see Reconciliation of Non-GAAP Measures), which also give pro forma effect to certain events, including acquisitions, synergies and cost savings initiatives. For the twelve months ended September 30, 2015, our pro forma Adjusted EBITDA, as measured pursuant to indentures governing our notes, was $957.0 million, which included the impact of the BNS acquisition ($225.0 million) and cost reduction initiatives ($7.9 million) so that the impact of the acquisition and cost reduction initiatives are fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at September 30, 2015.

As of September 30, 2015, approximately 53% of our cash and cash equivalents was held outside the U.S. Income taxes have been provided on a significant portion of our accumulated foreign earnings such that there would be no significant tax cost to repatriate such earnings. The cash tax requirements to repatriate existing funds may vary from year to year.

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

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2015, CommScope Technologies Finance LLC (a wholly owned subsidiary of the Company) issued the 2025 Notes ($1.5 billion) and CommScope Finance LLC (a wholly owned subsidiary of the Company) borrowed under the 2022 Term Loan ($1.25 billion). The proceeds from the 2025 Notes and 2022 Term Loan, together with cash on hand, were used to fund the Company’s acquisition of BNS.

Also during the nine months ended September 30, 2015, CommScope, Inc., a direct wholly owned subsidiary of the Company, issued the 2020 Notes ($500.0 million) and used the proceeds of the offering to repay the entire principal amount outstanding under the term loan due 2017 and a portion of the principal amount outstanding under the term loan due 2018.

The following table summarizes our contractual obligations as of September 30, 2015:

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Remainder of 2015	2016-2017	2018-2019	Thereafter
	(in millions)
Long-term debt, including current maturities (a)	$5,462.0	$3.2	$25.0	$386.9	$5,046.9
Interest on long-term debt (a)(b)	2,066.9	125.3	552.4	527.1	862.1
Operating leases	114.8	6.4	54.1	28.1	26.2
Purchase obligations (c)	10.1	9.3	0.8	—	—
Pension and other postretirement benefit liabilities (d)	18.0	1.0	5.2	4.5	7.3
Restructuring costs, net (e)	15.2	2.7	12.5	—	—
Unrecognized tax benefits (f)	—	—	—	—	—

Total contractual obligations	$7,687.0	$147.9	$650.0	$946.6	$5,942.5

(a)	No prepayment or redemption of any of our long-term debt balances has been assumed. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Note 6 in the Notes to Consolidated Financial Statements included in our 2014 Annual Report for information regarding the terms of our long-term debt agreements.
(b)	Interest on long-term debt excludes the amortization of debt issuance costs and original issue discount. Interest on variable rate debt is estimated based upon rates in effect as of September 30, 2015.
(c)	Purchase obligations include minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.
(d)	Amounts reflect expected contributions related to payments under the postretirement benefit plans through 2024 and expected pension contributions of $0.2 million during the remainder of 2015 (see Note 10 in the Notes to Consolidated Financial Statements included in our 2014 Annual Report).
(e)	Future restructuring payments exclude payments due under lease arrangements which are included in operating leases above.
(f)	Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $55.7 million has been excluded from the presentation. We anticipate a reduction of up to $12.4 million of unrecognized tax benefits during the next twelve months.

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

We also believe presenting results for the twelve months ended September 30, 2015 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the nine months ended September 30, 2014 from the data for the year ended December 31, 2014 and then adding the data for the nine months ended September 30, 2015.

Consolidated

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,	Twelve Months Ended September 30,
	2015	2014	2015	2014	2014	2015
	(dollars in millions)
Operating income (loss)	$(42.5)	$151.0	$160.0	$501.2	$577.4	$236.2
Adjustments:
Amortization of purchased intangible assets	54.3	44.8	143.7	133.4	178.3	188.6
Restructuring costs, net	6.9	7.4	10.6	11.7	19.3	18.2
Equity-based compensation	5.7	5.6	21.1	15.7	21.1	26.5
Asset impairments	85.3	7.0	85.3	14.2	12.1	83.2
Transaction and integration costs (a)	60.8	2.7	82.1	4.6	12.1	89.6
Purchase accounting adjustments (b)	30.5	—	30.6	(11.9)	(11.9)	30.6

Non-GAAP adjusted operating income	$201.0	$218.5	$533.4	$669.0	$808.4	$672.8
Depreciation	15.6	12.4	38.7	36.2	48.8	51.3

Non-GAAP adjusted EBITDA	$216.6	$230.9	$572.1	$705.2	$857.2	$724.1

(a)	Reflects transaction costs related to potential and consummated acquisitions, costs related to secondary stock offerings and integration costs related to the acquisition of TE Connectivity’s BNS business.
(b)	Reflects non-cash charges resulting from purchase accounting adjustments. The three and nine months ended September 30, 2014, the year ended December 31, 2014 and twelve months ended September 30, 2015 reflect adjustments of $0.7 million, $12.7 million, $13.1 million and $0.4 million, respectively, for the reduction in the estimated fair value of contingent consideration payable related to a prior period acquisition.

Wireless Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Operating income (loss)	$(2.2)	$113.8	$132.4	$420.3
Adjustments:
Amortization of purchased intangible assets	23.1	23.2	69.2	68.1
Restructuring costs, net	1.3	5.9	4.0	8.7
Equity-based compensation	2.1	3.1	10.5	8.8
Asset impairments	74.4	7.0	74.4	7.0
Transaction and integration costs	0.6	1.7	10.3	2.9
Purchase accounting adjustments	—	0.6	—	0.6

Non-GAAP adjusted operating income	$99.3	$155.2	$300.9	$516.4

Enterprise Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Operating income	$39.3	$25.3	$98.0	$78.3
Adjustments:
Amortization of purchased intangible assets	17.4	17.3	52.1	52.1
Restructuring costs, net	—	—	—	0.1
Equity-based compensation	1.3	1.8	6.4	5.0
Transaction and integration costs	0.3	0.7	6.0	1.2
Purchase accounting adjustments	—	(0.6)	0.1	(12.5)

Non-GAAP adjusted operating income	$58.2	$44.5	$162.5	$124.1

Broadband Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Operating income	$2.0	$11.9	$11.2	$2.6
Adjustments:
Amortization of purchased intangible assets	3.8	4.3	12.4	13.2
Restructuring costs, net	0.2	1.6	1.3	2.9
Equity-based compensation	0.5	0.7	2.4	2.0
Asset impairments	10.9	—	10.9	7.2
Transaction and integration costs	0.2	0.3	6.0	0.6

Non-GAAP adjusted operating income	$17.7	$18.8	$44.2	$28.5

BNS Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Operating loss	$(81.6)	$—	$(81.6)	$—
Adjustments:
Amortization of purchased intangible assets	10.0	—	10.0	—
Restructuring costs, net	5.3	—	5.3	—
Equity-based compensation	1.8	—	1.8	—
Transaction and integration costs	59.8	—	59.8	—
Purchase accounting adjustment	30.5		30.5

Non-GAAP adjusted operating income	$25.8	$—	$25.8	$—

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

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our dependence on customers’ capital spending on communication systems; concentration of sales among a limited number of customers or distributors; changes in technology; our ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; industry competition and the ability to retain customers through product innovation, introduction and marketing; risks associated with our sales through channel partners; possible production disruptions due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; the risk our global manufacturing operations suffer production or shipping delays causing difficulty in meeting customer demands; the risk that internal production capacity and that of contract manufacturers may be insufficient to meet customer demand or quality standards for our products; our ability to maintain effective information management systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches or computer viruses; product performance issues and associated warranty claims; significant international operations and the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; our ability to compete in international markets due to export and import controls to which we may be subject; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities, including delays or challenges related to removing, transporting or reinstalling equipment, that may affect our ability to meet customer demands for products; possible future restructuring actions; possible future impairment charges for fixed or intangible assets, including goodwill; increased obligations under employee benefit plans; cost of protecting or defending intellectual property; changes in laws or regulations affecting us or the industries we serve; costs and challenges of compliance with domestic and foreign environmental laws and the effects of climate change; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers; our ability to attract and retain qualified key employees; allegations of health risks from wireless equipment; availability and adequacy of insurance; natural or man-made disasters or other disruptions; income tax rate variability and ability to recover amounts recorded as value-added tax receivables; labor unrest; risks of not realizing benefits from research and development projects; substantial indebtedness and maintaining compliance with debt covenants; our ability to incur additional indebtedness; ability of our lenders to fund borrowings under their credit commitments; changes in capital availability or costs, such as changes in interest rates, security ratings and market perceptions of the businesses in which we operate, or the ability to obtain capital on commercially reasonable terms or at all; our ability to generate cash to service our indebtedness; our ability to integrate the BNS business on a timely and cost effective manner; our reliance on TE Connectivity for transition services for the BNS business; our ability to realize expected growth opportunities and cost savings from the BNS business; and other factors beyond our control. These and other factors are discussed in greater detail in our 2014 Annual Report on Form 10-K. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the changes disclosed below, there have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2014 Annual Report on Form 10-K, as filed with the SEC on February 20, 2015.

Interest Rate Risk

The table below summarizes the expected interest and principal payments associated with our variable rate debt outstanding as of September 30, 2015 (mainly the $1.61 billion of variable rate term loans). The principal payments presented below are based on scheduled maturities and assume no borrowings under the revolving credit facility. The interest payments presented below assume the interest rate in effect as of September 30, 2015. The impact of a 1% increase in the interest rate index (taking into account the impact of the LIBOR floor on the term loans) on projected future interest payments on the variable rate debt is also included in the table below.

	Remainder of 2015	2016	2017	2018	2019	There- after
	(dollars in millions)
Principal and interest payments on variable rate debt	$18.2	$72.3	$71.9	$421.8	$59.0	$1,330.4
Average cash interest rate	3.74%	3.74%	3.74%	3.86%	3.86%	3.77%
Impact of 1% increase in interest rate index	$2.8	$11.1	$11.0	$8.6	$8.4	$24.7

We also have $3.85 billion aggregate principal amount of fixed rate senior notes and senior PIK toggle notes. The table below summarizes our expected interest and principal payments related to our fixed rate debt at September 30, 2015 (assuming we make all of our interest payments on the senior PIK toggle notes at the 6.625% cash-pay interest rate).

	Remainder of 2015	2016	2017	2018	2019	There- after
	(dollars in millions)
Principal and interest payments on fixed rate debt	$110.3	$216.6	$216.6	$216.6	$216.6	$4,578.6
Average cash interest rate	5.62%	5.62%	5.63%	5.63%	5.63%	5.83%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.

Based on that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures are designed to provide reasonable assurance that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal control over financial reporting of BNS. SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant’s disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. We acquired TE Connectivity’s BNS business on August 28, 2015. The BNS business constitutes 10% of total assets and 15% of revenues of the consolidated financial statement amounts as of and for the three months ended September 30, 2015.

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

In conjunction with the integration of BNS, the Company is making changes to processes, policies and other components of its internal control over financial reporting, including the consolidation of such operations into the Company’s financial statements. During the integration period the Company will be relying on TE Connectivity to provide various services under transition service agreements. Management continues to make changes to the design of the control procedures relating to BNS and assess their effectiveness. Except for the activities described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.1*	First Supplemental Indenture, dated August 28, 2015, by and among CommScope Technologies LLC, the Guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on August 28, 2015).

10.1*	Incremental Joinder Agreement, dated August 28, 2015, by and among CommScope, Inc., as Borrower, CommScope Holding Company, Inc., as Holdings, the Subsidiary Guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Escrow Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on August 28, 2015).

10.2	CommScope Holding Company, Inc. Non-Employee Director Compensation Plan, as amended on September 9, 2015.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.INS	XBRL Taxonomy Extension Label Linkbase Document.

101.INS	XBRL Taxonomy Extension Presentation Linkbase Document.

101.INS	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMSCOPE HOLDING COMPANY, INC.

November 6, 2015	/s/ Mark A. Olson
Date	Mark A. Olson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)