Form 10-K
period 2015-12-31
CommScope Holding Company, Inc.
filed 2016-02-19
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $3,842 million as of June 30, 2015 (based on the $30.51 closing price on the Nasdaq on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded.

As of February 8, 2016 there were 191,490,210 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

Unless the context otherwise requires, references to “CommScope Holding Company, Inc.,” “CommScope,” “the Company,” “we,” “us,” or “our” are to CommScope Holding Company, Inc. and its direct and indirect subsidiaries on a consolidated basis.

This Annual Report on Form 10-K includes forward-looking statements that are identified by the use of certain terms and phrases including but not limited to “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “anticipate,” “should,” “could,” “designed to,” “foreseeable future,” “believe,” “confident,” “think,” “scheduled,” “outlook,” “guidance” and similar expressions. This list of indicative terms and phrases is not intended to be all-inclusive. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Item 1A, “Risk Factors,” of this Annual Report on Form 10-K sets forth more detailed information about the factors that may cause our actual results to differ, perhaps materially, from the views stated in such forward-looking statements. We are not undertaking any duty or obligation to update any forward-looking statements to reflect developments or information obtained after the date of this Annual Report on Form 10-K, except to the extent required by law.

ITEM 1.	BUSINESS

Company Overview

We are a leading global provider of infrastructure solutions for communications networks. Our portfolio of network infrastructure includes some of the world’s most robust and innovative wireless and fiber optic solutions. Our talented and experienced global team is driven to help customers increase bandwidth; maximize existing capacity; improve network performance and availability; and simplify technology migration. Our solutions are found in some of the largest buildings, venues and outdoor spaces; in data centers and buildings of all shapes, sizes and complexities; at wireless cell sites; in telecom central offices and cable headends; in fiber-to-the-X (FTTx) deployments; and in airports, trains, and tunnels. Vital networks around the world run on CommScope solutions.

We have a team of approximately 23,000 people to serve our customers in over 100 countries through a network of more than 30 world-class manufacturing and distribution facilities strategically located around the globe. Our customers include substantially all of the leading global telecommunication operators as well as thousands of enterprise customers, including many Fortune 500 enterprises, and leading multi-system operators (MSOs). We have long-standing, direct relationships with our customers and serve them through a direct sales force and a global network of channel partners.

On August 28, 2015, we completed the acquisition of TE Connectivity’s Broadband Network Solutions (BNS) business in an all-cash transaction valued at approximately $3.0 billion. The BNS business provides fiber optic and copper connectivity for wireline and wireless networks and also provides small-cell distributed antenna system (DAS) solutions for the wireless market. For the twelve month period from December 27, 2014 through December 25, 2015, the BNS business generated annual revenues of approximately $1.7 billion.

In January 2011, funds affiliated with The Carlyle Group (Carlyle) completed the acquisition of CommScope, Inc., our predecessor. Under the terms of the acquisition, CommScope, Inc. became a wholly-owned subsidiary of CommScope Holding Company, Inc. As of December 31, 2015, Carlyle owned approximately 32% of our outstanding common stock.

CommScope Holding Company, Inc. was incorporated in Delaware on October 22, 2010. In 2016, CommScope will celebrate its 40th anniversary serving the needs of communications networks.

For the year ended December 31, 2015, our revenues were $3.81 billion and our net loss was $70.9 million, which included $96.9 million of transaction and integration costs, $90.8 million of asset impairment charges and

$81.7 million in charges related to purchase accounting. For further discussion of our current and prior year financial results, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The table below summarizes our offerings, global leadership positions and 2015 revenue:

(1)	Excludes inter-segment eliminations.
(2)	BNS results are from the acquisition date, August 28, 2015, through December 25, 2015, their fiscal period end.

Industry Background

We participate in the large and growing global market for connectivity and essential communications infrastructure. This market is being driven by the growth in bandwidth demand associated with the continued adoption of smartphones, tablets, machine-to-machine communication and the proliferation of data centers, Big Data, cloud-based services, streaming media content and the Internet of things (IoT). Telecommunications operators are deploying 4G and fiber optic networks and next-generation network solutions to support the dramatic growth in bandwidth demand. As users consume more data on smartphones, tablets and computers, enterprises are faced with a growing need for higher bandwidth networks, in-building cellular coverage and more robust, efficient and intelligent data centers. MSOs are investing in their networks to deliver a competitive triple-play of services (voice, video and high-speed data) and to maintain service quality. There are a number of major trends that we expect to drive demand for our solutions, including:

Carrier Investments in 4G Wireless Infrastructure

4G LTE has been deployed to handle wireless data faster, more reliably and more efficiently than 2G and 3G networks. The faster data rate and lower latency capabilities of LTE networks enable a rich mobile computing experience for users equal to that of a wired connection. LTE networks are more efficient and cost effective for wireless operators because of the architecture in their core and due to improved spectral efficiency, which increases the throughput of data in a fixed amount of spectrum.

Wireless operators have been deploying LTE globally and are making the necessary wireless infrastructure investments to accommodate the growing demand for new mobile communication services. LTE investment is expected to continue to be deployed globally over the next decade as the user base continues to shift from older technologies to LTE.

As wireless operators deploy LTE, they must manage an increasingly complex and sensitive radio access network (RAN). As a result, we believe wireless operator coverage and capacity investments will drive demand for our comprehensive offerings. While we expect growth in wireless capacity over the long term, annual growth rates can be uneven.

Metro Cell, DAS and Small Cell Investment to Enhance and Expand Wireless Coverage and Capacity

The traditional macro cell network requires mobile users to connect directly to macro cell base stations. Macro cells are primarily designed to provide coverage over wide areas and typically transmit high power. They are not optimal for dense urban areas where physical structures often create coverage gaps and capacity is frequently constrained. Adding new macro cells or increasing the number of sectors on existing sites has been the traditional way to increase mobile capacity and will continue to be an important layer of the network. As use continues to outpace capacity growth, new solutions are required for densely populated areas. Metro cells and indoor networks are emerging as important layers of the network. Metro cells are smaller cell sites, located closer to the ground, having a lower power level than a traditional macro cell site. Metro cells blend into their environment and are often found integrated with traditional street furniture, which helps alleviate zoning restrictions that have made traditional deployments difficult. Finally there are small cell and DAS solutions that address the capacity and speed requirements from an indoor perspective. These systems provide coverage and capacity to the indoor environment, and reduce the load from the macro and metro layers, which improves the network as a whole. Small cell and DAS systems may range from small single operator, single-band, low capacity systems to large multi-carrier, multi-technology, multi-band, high capacity environments.

Wireless operators view in-building coverage as a critical component of their network deployment strategies. Key challenges for wireless operators in providing in-building cellular coverage are signal loss while penetrating building structures and interference created by mobile devices while connected to macro cell sites from inside a building. In-building DAS solutions bring the antenna significantly closer to the user, which results in better coverage and capacity while simultaneously reducing interference. Additionally, in-building DAS provides seamless signal handover for users inside buildings and can support multi-operator, multi-frequency and multi-protocol (2G, 3G, 4G) solutions. In contrast, small cells are small, self-contained radio units that provide single frequency and single-provider service to a relatively small area, similar to a Wi-Fi access point. The benefits of small cell technologies are becoming increasingly important with the trend towards BYOD (bring your own device) in the enterprise market.

Operators also commonly use traditional DAS solutions to address outdoor capacity issues in urban areas, deploying them in effect as metro cells. This urban network capacity issue can be solved by deploying multi-band, multi-technology solutions to create small coverage re-use areas. Re-use of spectrum allows wireless operators to optimize capacity of existing licensed spectrum by significantly increasing repeated usage of the same frequencies within a defined coverage area.

FTTx Deployments

Residential and business bandwidth consumption continues to grow substantially. As a result, many operators are installing fiber deeper into their networks to increase capacity. The proliferation of and over-the-top video, multiscreen viewing, cloud services and social media are prompting operators to accelerate their plans for fiber deployment. While the devices consumers use are increasingly connected to the network via a wireless connection such as LTE or Wi-Fi, these wireless access points must have abundant backhaul capacity available to allow the consumer the experience they expect. From increased deployments of Fiber to the Node (FTTN), Fiber to the Premises (FTTP), and Fiber to the Distribution Point (FTTdP), operators around the world are deploying next generation networks. These networks use the capabilities of fiber to enable consumers access to the content they are looking for at higher speeds and with lower latency.

Growth in Data Center Spending

Organizations are increasingly investing in data centers to provide products and services to individuals and businesses. Data center investment is driven by the increase in demand for computing power and improved network performance, which is greatest for large enterprise data centers and cloud service providers. We expect there to be growing demand for scalable, flexible data center solutions.

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

Transition to Intelligent Buildings

Business enterprises are managing the proliferation of wireless devices, the impact of cloud computing and emergence of wireless and wired business applications. This increasing complexity creates the need for infrastructure to support growing bandwidth requirements, in-building cellular coverage and capacity and software that monitors the physical layer. These enterprises are also investing in communications and building automation systems to enhance energy efficiency, improve productivity and increase comfort. These intelligent building infrastructure solutions often include integrated network software and small cell or DAS.

Strategy

We believe the BNS acquisition will accelerate our strategy to drive profitable growth by expanding our business into attractive adjacent markets and to broaden our position as a leading communications infrastructure provider. We believe the transaction positions us for future growth and value creation by creating a company with leading positions across diverse and growing segments and geographies, significantly expanding our platform for innovative solutions, creating complementary market opportunities and offering significant synergy opportunities and a strong financial profile. We believe the combination of this business with ours places us at the core of key secular growth trends in the markets we serve. It is our strategy to capitalize on these opportunities and to:

Integrate BNS and CommScope Effectively and Quickly

We plan to establish a streamlined organizational structure to maximize our team’s talents and market opportunities, manage change effectively with our employees and customers and execute timely systems integrations. We expect to realize at least $175 million of annual cost synergies by 2018 through the integration of BNS.

Continue Product Innovation

We plan to build on our legacy of innovation and on our worldwide portfolio of patents and patent applications by continuing to invest in research and development. We expect to establish a steady long-term stream of innovative and industry-leading infrastructure solutions for customers through significant investment in research and development. Technological innovation such as our base station antenna technology, DAS, small cell and intelligent enterprise infrastructure solutions build upon our leadership positions by providing new, high-performance communications infrastructure solutions for our customers.

Enhance Sales Growth

We expect to capitalize on our scale, market position and broad offerings to generate growth opportunities by:

•	Offering existing products and solutions into new geographies. For example, we have recently strengthened sales channels in India and China, thereby positioning us favorably for Enterprise growth in these markets.

•	Cross-selling our offerings into new markets. We intend to build upon our RF technology expertise with small cell and DAS solutions to continue to develop in-building cellular solutions for enterprises, and we will continue to look for complementary opportunities to cross-sell our offerings.

•	Continuing to drive solutions offerings. We intend to focus on selling solution offerings to our customers consistent with their evolving needs, thereby enhancing our position as a strategic partner to our customers. With the addition of the robust fiber portfolio of the BNS business, we have the opportunity to broaden our range of solutions.

•	Making strategic acquisitions. We have a disciplined approach to evaluating and executing complementary and strategic acquisitions and successfully integrating those acquisitions.

Continue to Enhance Operational Efficiency and Cash Flow Generation

We continuously pursue strategic initiatives aimed at optimizing our resources by reducing manufacturing and distribution costs and lowering our overall cost structure. We believe that we have a strong track record of improving operational efficiency and successfully executing on formalized annual profit improvement plans, cost-savings initiatives and modest working capital improvements to drive future profitability and cash flows. We intend to utilize the cash that we generate to invest in our business, make strategic acquisitions and reduce our indebtedness.

Operating Segments

Following the BNS acquisition, management operated and managed the Company in the following four reportable segments: Wireless, Enterprise, Broadband and Broadband Network Solutions (BNS). Management is re-evaluating reportable segments as a result of the on-going integration of the BNS business. The results of the BNS segment are included in our consolidated results of operations from the date of acquisition, August 28, 2015, through December 25, 2015 (the fiscal period end for BNS). Through our Andrew brand, we are a global leader in providing merchant RF wireless network connectivity solutions and small cell DAS solutions. Through our SYSTIMAX, Uniprise and AMP NETCONNECT brands, we are a global leader in enterprise connectivity solutions, delivering a complete end-to-end physical layer solution, including connectivity and cables, enclosures, data center and network intelligence software, in-building wireless and network design services for enterprise applications and data centers. We are a premier manufacturer of coaxial and fiber optic cable for residential broadband networks globally. We are also a global leader in fiber optic connectivity for wireline and wireless networks.

Net revenues are distributed among the four segments as follows:

	Year Ended December 31,
	2015	2014	2013
Wireless	50.9%	64.5%	62.5%
Enterprise	22.7	22.2	23.7
Broadband	12.5	13.3	13.8
BNS	13.9	—	—

Total	100.0%	100.0%	100.0%

Wireless

We are a global leader in providing merchant RF wireless network connectivity solutions and small cell and DAS solutions to enable carriers’ 2G, 3G and 4G networks. Our solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy macro cell site, metro cell site, DAS and small cell solutions to meet a network’s coverage and capacity requirements. We focus on all aspects of the Radio Access Network (RAN) from the macro through the metro to the indoor layer.

Our macro cell site solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors and filters. Our metro cell solutions can be found outdoors on street poles and on other urban structures and include RF delivery and connectivity solutions, equipment housing and concealment. These fully integrated outdoor systems consist of specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment. Our small cell and DAS solutions are primarily comprised of distributed antenna systems and distributed cell solutions that allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems.

Our macro cell site, metro cell site, DAS and small cell solutions establish us as a global leader in RF infrastructure solutions for wireless operators and original equipment manufacturers (OEMs). We provide a one-stop source for managing the technology lifecycle of a wireless network, including complete physical layer infrastructure solutions for 2G, 3G and 4G. Our comprehensive solutions include products for every major wireless protocol and allow wireless network operators to operate across multiple frequency bands, reduce cost, achieve faster data rates and accelerate migration to the latest wireless technologies. Our wireless solutions are built using a modular approach, which has allowed us to leverage our core technology across generations of networks and mitigate technology risk. We provide a complete portfolio of RF infrastructure, and we are recognized for our leading technologies, comprehensive product portfolio and global scale.

To expand our Wireless segment offerings, in late 2015, we acquired the operations of Airvana LP (Airvana), a leader in small cell solutions. This acquisition expanded our leadership and capabilities in providing indoor wireless capacity and coverage. The combination of Airvana’s innovative small cell offerings and our industry-leading DAS portfolio enables us to provide a broader range of solutions, addressing single-operator, single-band, low capacity environments all the way through multi-carrier, multi-technology, multi-band, high capacity environments. In 2014 we acquired two businesses of United Kingdom-based Alifabs Group (Alifabs). Alifabs designs and supplies metro cell enclosures, monopoles, smaller streetworks towers and tower solutions for the United Kingdom telecommunications, utility and energy markets. We plan to leverage our sales and distribution networks to expand the services and solutions offering for Alifabs’ products across Europe.

Enterprise

We are a global leader in enterprise connectivity solutions for data centers and commercial buildings, comprised of voice, video, data and converged solutions that support mission-critical, high-bandwidth applications, including storage area networks, streaming media, data backhaul, cloud applications and grid computing. These comprehensive solutions, sold primarily under the SYSTIMAX and Uniprise brands, include optical fiber and twisted pair structured cable solutions, intelligent infrastructure software, network rack and cabinet enclosures, modular data centers and network design services.

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

We complemented our leading physical layer offerings during 2013 through the acquisition of iTRACS Corporation (iTRACS), a leading provider of DCIM software, with unique network intelligence capabilities that complements our data center offerings.

We maintain a leading global market position in enterprise connectivity and network intelligence for data center and commercial buildings due to our differentiated technology, long-standing relationships with customers and channel partners, strong brand recognition, premium product features and the performance and reliability of our solutions. We also believe our global Enterprise sales channel and industry-leading DAS solutions uniquely position us to address the wireless operator and business owner’s desire for ubiquitous in-building cellular coverage.

Broadband

We are a global leader in providing cable and communications products that support the multichannel video, voice and high-speed data services provided by MSOs. We believe we are the leading global manufacturer of coaxial cable for hybrid fiber-coaxial (HFC) networks and a leading supplier of fiber optic cable for North American MSOs.

The Broadband segment is our most mature business, and we expect demand for Broadband products to continue to be influenced by the ongoing maintenance requirements of cable networks, competition between cable providers and wireless operators and the residential construction market activity in North America. We are focused on improving the profitability and efficiency of this segment through improving utilization of our factories, rationalizing our product portfolio and other cost reduction initiatives. However, we believe that the increasing demand for fiber in broadband networks in combination with the addition of the BNS portfolio of fiber solutions will provide new opportunities for growth over the longer-term.

BNS

The BNS segment provides fiber-optic and copper connectivity solutions for telecom and enterprise markets as well as DAS solutions for the wireless market. The connectivity solutions offered by our BNS segment include FTTx solutions, data center solutions and central office connectivity and equipment, all of which include a robust portfolio of fiber optic connectors. Additional connectivity solutions offered by our BNS segment include fiber management systems, patch cords and panels, complete cabling systems and cable assemblies for use in office, data center, factory and residential applications. The wireless market solutions offered by our BNS segment include radio frequency distribution and distributed antenna systems to enhance wireless coverage and capacity.

Products

Solutions Offering	Description

Cell site solutions
Our cell site solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors and filters.

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

Small cell and DAS solutions

Our small cell and DAS solutions allow wireless operators to increase spectral efficiency, thereby extending and enhancing cellular coverage and capacity in challenging network conditions such as urban areas, commercial buildings, stadiums and transportation systems. Our Airvana acquisition expanded our leadership and capabilities in providing indoor wireless capacity and coverage.

Fiber optic connectivity solutions

Our fiber optic connectivity solutions are primarily comprised of fiber optic connectors, splices, splice closures, fiber management systems, high density cable assemblies, couplers and splitters, and complete cabling systems. These products find use in both local-area and wide-area networks and “last-mile” fiber-to-the-home installations.

Intelligent enterprise infrastructure solutions

Our intelligent enterprise infrastructure solutions, sold primarily under the SYSTIMAX, Uniprise and AMP NETCONNECT brands, include optical fiber and twisted pair structured cable solutions, intelligent infrastructure software, network rack and cabinet enclosures and network design services.

Data Center solutions
We have complemented our leading physical layer solution offerings with the introduction of modular data centers (Data Center on Demand) and the addition of iTRACS, a leading provider of DCIM software, which provides unique network intelligence capabilities.

Solutions Offering	Description

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

Research and Development

Research and development is important to preserve our position as a market leader and to provide the most technologically advanced solutions in the marketplace. We have invested more than $120 million in research and development in each of the last three years and we expect that investment to increase in future years with the addition of the BNS business. Our major research and development activities relate to ensuring our wireless products can meet our customers’ changing needs and to developing new enterprise structured-cabling solutions as well as improved functionality and more cost-effective designs for cables and apparatus. Many of our professionals maintain a presence in standards-setting organizations which helps ensure that our products can be formulated to achieve broad market acceptance.

Customers

Our customers include substantially all of the leading global telecom operators as well as thousands of enterprise customers, including many Fortune 500 enterprises, and leading cable television providers or MSOs, which we serve both directly and indirectly. Major customers and distributors include companies such as Anixter International Inc., AT&T Inc., Verizon Communications Inc., Comcast Corporation, T-Mobile US, Inc., Graybar Electric Company Inc., Ericsson Inc., Alcatel-Lucent SA, Ooredoo and Huawei Technologies Co., Ltd. We support our global sales organization with regional service centers in locations around the world.

Products from our Wireless segment are primarily sold directly to wireless operators, to OEMs that sell equipment to wireless operators or to other service providers that deploy elements of wireless networks at the direction of wireless operators. Our customer service and engineering groups maintain close working relationships with these customers due to the significant amount of design and customization associated with some of these products. Direct sales to our top three Wireless segment customers represented 14% of our consolidated net sales for the year ended December 31, 2015 and 19% of our consolidated net sales for the year ended December 31, 2014. Sales to our top three OEM customers represented 6% and 8% of our consolidated net sales for the years ended December 31, 2015 and 2014, respectively. No direct Wireless segment customer accounted for 10% or more of our consolidated net sales for the years ended December 31, 2015 or 2014.

The Enterprise segment has a dedicated sales team that generates customer demand for our solutions, which are sold to thousands of end customers primarily through independent distributors, system integrators and value-added resellers. Direct sales of Enterprise products to our top three Enterprise segment customers, all of whom are distributors, represented 15% of our consolidated net sales for the years ended December 31, 2015 and 2014. Net sales to our largest distributor, Anixter International Inc. and its affiliates (Anixter), accounted for 12% and 11% of our consolidated net sales for the years ended December 31, 2015 and December 31, 2014, respectively.

Broadband segment products are primarily sold directly to cable television system operators. Although we sell to a wide variety of customers dispersed across many different geographic areas, sales to our three largest domestic broadband customers represented 7% and 6% of our consolidated net sales for the years ended December 31, 2015 and 2014, respectively.

Telecom products from our BNS segment are primarily sold directly to broadband operators or to service providers that deploy broadband networks at the direction of broadband operators around the world. Enterprise products from our BNS segment are sold to thousands of end customers primarily through independent distributors, system integrators and value-added resellers. Wireless products from our BNS segment are primarily sold directly to wireless operators, to OEMs that sell equipment to wireless operators or to other service providers that deploy elements of wireless networks at the direction of wireless operators. Direct sales of BNS products to our top three BNS segment customers represented 3% of our consolidated net sales for the year ended December 31, 2015.

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

We employ a global manufacturing and distribution strategy to control production costs and improve service to customers. We support our international sales efforts with sales representatives based in Europe, Latin America, Asia and other regions throughout the world. Our net sales from international operations were $1.9 billion, $1.7 billion and $1.6 billion for the years ended December 31, 2015, 2014 and 2013.

Patents and Trademarks

We pursue an active policy of seeking intellectual property protection, namely patents and registered trademarks, for new products and designs. On a worldwide basis, we held approximately 10,000 patents and patent applications and approximately 3,000 registered trademarks and trademark applications as of December 31, 2015. We consider our patents and trademarks to be valuable assets, and while no single patent is material to our operations as a whole, we believe the CommScope, Andrew, SYSTIMAX, Heliax and AMP NETCONNECT, trade names and related trademarks are critical assets to our business. We intend to rely on our intellectual property rights, including our proprietary knowledge, trade secrets and continuing technological innovation, to develop and maintain our competitive position. We will continue to protect our key intellectual property rights.

Backlog and Seasonality

At December 31, 2015 and December 31, 2014, we had an order backlog of $572 million and $479 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Our backlog includes only orders that are believed to be firm. In some cases, unfilled orders may be canceled prior to shipment of goods, but cancellations historically have not been material. However, our current order backlog may not be indicative of future demand.

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

Competition

The market for our products is highly competitive and subject to rapid technological change. We encounter significant domestic and international competition across all segments of our business. Our competitors include large, diversified companies – some of whom have substantially more assets and greater financial resources than we do – as well as small to medium-sized companies. We also face competition from less diversified companies that have concentrated their efforts in one or more areas of the markets we serve. Our competitors include Amphenol Corporation, Belden Inc., Berk-Tek (a company of Nexans S.A.), Comba Telecom Systems Holding Ltd., Corning Incorporated, Emerson Electric Co., Ericsson Inc., Huawei Technologies Co., Ltd., JMA Wireless, KATHREIN-Werke KG, Nokia, Panduit Corp., RFS (a division of Alcatel-Lucent SA), SOLiD Technologies and SpiderCloud Wireless, Inc. We compete primarily on the basis of delivering solutions, product specifications, quality, price, customer service and delivery time. We believe that we differentiate ourselves in many of our markets based on our market leadership, global sales channels, intellectual property, strong reputation with our customer base, the scope of our product offering, the quality and performance of our solutions and our service and technical support.

Competitive Strengths

We believe the following competitive strengths have been instrumental to our success and position us well for future growth and strong financial performance.

Global Market Leadership Position

We are a global leader in connectivity and essential infrastructure solutions for communications networks, and we believe we hold leading market positions across our segments.

Since our founding in 1976, CommScope has been a leading brand in connectivity solutions for communications networks. In the wireless industry, Andrew is one of the world’s most recognized brands and a global leader in RF solutions for wireless networks. In the enterprise market, SYSTIMAX, Uniprise and AMP NETCONNECT are recognized as global market leaders in enterprise connectivity solutions for business enterprise and data center applications.

Global Scale and Manufacturing Footprint

Our global manufacturing footprint and worldwide sales force give us significant scale within our addressable markets. We believe our scale and stability make us an attractive strategic partner to our large global customers, and we have been repeatedly recognized by key customers for these attributes. In addition, our ability to leverage our core competencies across our business coupled with our successful track record of operational efficiencies has allowed us to improve our margins and cash flows while continuing to invest in research and development and acquisitions targeting new products and new markets.

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

Differentiated Solutions Supported by Ongoing Innovation and Significant Proprietary Intellectual Property (IP)

Our integrated solutions for wireless, enterprise, fiber optic and broadband networks are differentiated in the marketplace and are a significant global competitive advantage. We have invested more than $120 million in research and development in each of the last three years. We have also added significant IP and innovation through acquisitions, such as Airvana, which expanded our leadership and capabilities in providing indoor wireless capacity and coverage and Argus Technologies (Argus), which enhanced our next-generation base station antenna technology. Our ongoing innovation, supported by proprietary IP and technology know-how, has allowed us to sustain this competitive advantage. The transformational BNS acquisition substantially expanded our foundation of innovation with the addition of BNS’s approximately 7,000 patents and patent applications worldwide. Further, BNS’s leading fiber technology will help us better address a transition to fiber deployments deeper into networks and data centers as consumers and businesses generate increasing bandwidth requirements. With these new innovative solutions, we expect to solve more customer communications challenges, while providing greater opportunities to our business partners.

•	Integrated solutions. Our wireless network offerings include complete connectivity solutions supporting 2G, 3G and 4G wireless technologies for both macro and metro, as well as DAS and small cell sites. We are able to provide a complete portfolio of integrated RF solutions from the output of the base station (or baseband processor) at the bottom of the tower to the antenna at the top of the tower. In the enterprise market, we deliver a comprehensive solution including connectivity and cables, enclosures, network intelligence software and network design services. In the FTTx market, we are able to offer end-to-end solutions including connectors, cabling, splice closures and fiber management systems. Our ability to provide integrated connectivity solutions for wireless, enterprise, fiber optic and broadband networks makes us a value-added solutions provider to our customers and gives us a significant competitive advantage.

•	Strong design capabilities and technology know-how. We have a long tradition of developing highly engineered connectivity solutions, demonstrating superior performance across various generations of networks. Our ongoing focus on engineering innovation has enabled us to create high quality products that are reliable, have a desirable form factor and enable our customers to optimize the performance, flexibility, installation time, energy consumption and space requirements of their network deployments.

•	Significant proprietary IP. Our proven record of innovation and decades of experience creating market-leading technology products are evidenced by our approximately 10,000 patents and patent applications, as well as our approximately 3,000 registered trademarks and trademark applications, worldwide. Our significant proprietary IP, when combined with our deep engineering expertise, allows us to create industry defining solutions for customers around the world.

Established Sales Channels and Customer Relationships

We serve customers in over 100 countries and have become a trusted advisor to many of them through our industry expertise, quality, technology and long-term relationships. These factors enable us to provide mission-critical connectivity solutions that our customers need to build high-performing communication networks.

Our customers include substantially all of the leading global telecom operators as well as thousands of enterprise customers, including many Fortune 500 enterprises, and leading cable television providers or MSOs. We are a key merchant supplier within the wireless infrastructure market and enjoy established sales channels across all geographies and technologies. Our long-standing relationships with telecommunication operators enable us to work closely with them in providing highly customized solutions that are aligned with their technology roadmaps. We have a global Enterprise segment sales force with sales representatives based in North America,

Europe, Latin America, Asia and other regions, and an extensive global network of channel partners including independent distributors, system integrators and value-added resellers. Our Enterprise segment sales force has direct relationships with our Enterprise customers and generates demand for our products, with sales fulfilled primarily through channel partners. Our direct sales force and channel partner relationships give us extensive reach and distribution capabilities to customers globally. Our Broadband segment products are primarily sold directly to MSOs with whom we have long-standing relationships.

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

We have a history of strong operating cash flow and have generated approximately $1.2 billion in cumulative operating cash flow over the last five fiscal years. Our strong cash flow profile has allowed us to continue to invest in innovative research and development, pursue strategic acquisitions, repay debt and return cash to stockholders prior to our initial public offering in 2013 (the IPO). We continuously pursue strategic initiatives aimed at optimizing our resources, reducing manufacturing and distribution costs and lowering our overall cost structure.

Throughout our history, we have successfully complemented our strong organic growth with strategic acquisitions. While we are early in the process of integrating BNS, our management team has effectively integrated other large acquisitions, such as Andrew Corporation in 2007 and Avaya Connectivity Solutions in 2004, as well as executed tuck-in acquisitions, such as Argus, iTRACS and Alifabs, to help expand our market opportunities and continue to solve our customers’ business challenges in multiple growth areas. We have also made strategic minority investments in order to gain access to key technologies or capabilities.

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

Our profitability may be materially affected by changes in the market price of our raw materials, most of which are linked to the commodity markets. Prices for copper, aluminum, fluoropolymers and certain other polymers derived from oil and natural gas have fluctuated substantially during the past several years. As a result, we have adjusted our prices for certain Wireless, Enterprise and Broadband segment products and may have to adjust prices again in the future. Delays in implementing price increases, failure to achieve market acceptance of price increases, or price reductions in response to a rapid decline in raw material costs, could have a material adverse impact on the results of our operations.

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

Environment

We are subject to various federal, state, local and foreign environmental laws and regulations governing, among other things, discharges to air and water, management of regulated materials, handling and disposal of solid and hazardous waste, and investigation and remediation of contaminated sites. In addition, we are or may be subject to laws and regulations regarding the types of substances allowable in certain of our products and the handling of our products at the end of their useful life. Because of the nature of our business, we have incurred and will continue to incur costs relating to compliance with or liability under these environmental laws and regulations. In addition, new laws and regulations, new or different interpretations of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation or discharge requirements, could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our financial condition and results of operations. For example, the European Union has issued Restriction of Hazardous Substances Directive 2011/65/EU (RoHS 2), Registration, Evaluation, Authorization and restriction of Chemicals (REACH) and Waste Electrical and Electronic Equipment Directive 2012/19/EU (WEEE) regulating the manufacture, use and disposal of electrical goods and chemicals. If we do not comply with these and similar laws in other jurisdictions or sufficiently increase prices or otherwise reduce costs to offset the increased cost of compliance, it could have a material adverse effect on our business, financial condition and results of operations.

Efforts to regulate emissions of GHGs, such as carbon dioxide, are underway in the U.S. and other countries which could increase the cost of raw materials, production processes and transportation of our products. If we are unable to comply with such regulations or sufficiently increase prices or otherwise reduce costs to offset the increased costs of compliance, GHG regulation could have a material adverse effect on our results of operations.

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

Employees

As of December 31, 2015, we had a team of approximately 23,000 people to serve our customers worldwide. The majority of our employees are located outside of the United States. As a matter of policy, we seek to maintain good relations with our employees at all locations. We are not subject to any collective bargaining agreements in the United States. A significant portion of our international employees are members of unions or subject to workers’ councils or similar statutory arrangements. From a companywide perspective, we believe that our relations with our employees and unions or workers’ councils are satisfactory though we have experienced challenges in certain countries and may encounter more such challenges in the future. Historically, periods of labor unrest or work stoppage have not had a material impact on our operations or results.

Available Information

Our website (www.commscope.com) contains frequently updated information about us and our operations. Our filings with the Securities and Exchange Commission (SEC) on Form 10-K, Form 10-Q, Form 8-K and Proxy Statements and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing www.commscope.com and clicking on Investors and then clicking on SEC Filings. The information contained on or incorporated by reference to our website is not a part of this Annual Report on Form 10-K.

SEC Certifications

The certifications by the Chief Executive Officer and Chief Financial Officer of the Company, required under Section 302 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), have been filed as exhibits to this Annual Report on Form 10-K.

Executive Officers and Directors of the Registrant

The following table provides information regarding our executive officers and Board of Directors:

Name	Age	Position
Marvin (Eddie) S. Edwards, Jr.	67	President, Chief Executive Officer and Director
Randall W. Crenshaw	58	Executive Vice President and Chief Operating Officer
Mark A. Olson	57	Executive Vice President and Chief Financial Officer
Peter U. Karlsson	52	Senior Vice President, Global Sales
Frank (Burk) B. Wyatt, II	53	Senior Vice President, General Counsel and Secretary
Philip M. Armstrong, Jr.	54	Senior Vice President, Corporate Finance
Robert W. Granow	58	Senior Vice President, Corporate Controller and Principal Accounting Officer
Joanne L. Townsend	62	Senior Vice President, Human Resources
Frank M. Drendel	71	Director and Chairman of the Board
Austin A. Adams	72	Director
Campbell (Cam) R. Dyer	42	Director
Stephen (Steve) C. Gray	57	Director
L. William (Bill) Krause	73	Director
Joanne M. Maguire	62	Director
Thomas J. Manning	60	Director
Claudius (Bud) E. Watts IV	54	Director
Timothy T. Yates	68	Director

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

Robert W. Granow

Mr. Granow became our Vice President, Corporate Controller and Principal Accounting Officer on February 1, 2012 and was promoted to Senior Vice President in December 2013. Mr. Granow joined CommScope in 2004 and has held various positions within CommScope’s Corporate Controller organization. Prior to joining our Company, he was employed by LifeSpan Incorporated, Aetna, Inc. and Arthur Andersen & Co.

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

Frank M. Drendel

Mr. Drendel has been our Chairman of the Board since the Carlyle acquisition. He served as our Chairman of the Board and Chief Executive Officer from 1976 until the Carlyle acquisition. Mr. Drendel is a director of the National Cable & Telecommunications Association, the principal trade association of the cable industry in the United States, and was inducted into the Cable Television Hall of Fame in 2002. Mr. Drendel joined the board of directors of Tyco International, Ltd. in 2012. He served as a director of General Instrument Corporation and its predecessors/successors from 1987 to 2000, as a director of Sprint Nextel Corporation from 2005 to 2008 and as a director of Nextel Communications, Inc. from 1997 to 2005.

Austin A. Adams

Mr. Adams became a member of our Board of Directors in 2014 and serves on our Audit Committee. He served as Executive Vice President and Corporate Chief Information Officer of JPMorgan Chase from 2004 (upon the merger of JPMorgan Chase and Bank One Corporation) until his retirement in 2006. Prior to the merger, Mr. Adams served as Executive Vice President and Chief Information Officer of Bank One from 2001 to 2004. Prior to joining Bank One, he was Chief Information Officer at First Union Corporation (now Wells Fargo & Co.) from 1985 to 2001. Mr. Adams is also a director of the following public companies: Spectra Energy, Inc. and First Niagara Financial Group, Inc. He formerly served as a director of the following public companies: The Dun & Bradstreet Corporation and CommunityOne Bancorp.

Campbell (Cam) R. Dyer

Mr. Dyer became a member of our Board of Directors following the Carlyle acquisition and serves on our Compensation and Nominating Committees. He currently serves as a Managing Director in the Technology Buyout Group of The Carlyle Group, which he joined in 2002. Prior to joining Carlyle, Mr. Dyer was an associate with the private equity firm William Blair Capital Partners, a consultant with Bain & Company and an investment banking analyst in the M&A Group of Bowles, Hollowell, Conner & Co. He also serves on the board of directors of Dealogic, Veritas and formerly served on SS&C Technologies.

Stephen (Steve) C. Gray

Mr. Gray became a member of our Board of Directors following the Carlyle acquisition. In 2015, Mr. Gray became President and CEO of Syniverse Holdings, Inc., a position he held on an interim basis from August 2014 to February 2015. From 2007 to 2015, he served as a Senior Advisor to The Carlyle Group. Mr. Gray is the Founder and Chairman of Gray Venture Partners, LLC a private investment company and previously served as President of McLeodUSA Incorporated from 1992 to 2004. Prior to joining McLeodUSA, he served from 1990 to 1992 as Vice President of Business Services at MCI Inc. and before that, from 1988 to 1990, he served as Senior Vice President of National Accounts and Carrier Services for TelecomUSA. From 1986 to 1988, Mr. Gray held a variety of sales management positions with WilTel Network Services and the Clayton W. Williams Companies, including ClayDesta Communications Inc. Mr. Gray serves as the Chairman of ImOn Communications, LLC,

SecurityCoverage, Inc., Involta, LLC and HH Ventures, LLC and he also serves on the board of directors for Syniverse Holdings, Inc. and served on the board of directors for Insight Communications, Inc. from 2005 until 2012.

L. William (Bill) Krause

Mr. Krause became a member of our Board of Directors following the Carlyle acquisition and serves as a member of our Compensation and Nominating Committees. Mr. Krause has been President of LWK Ventures, a private advisory and investment firm, since 1991. He also currently serves as a Senior Advisor to The Carlyle Group. In addition, Mr. Krause served as President and Chief Executive Officer of 3Com Corporation, a global data networking company, from 1981 to 1990, and as its Chairman from 1987 to 1993 when he retired. Mr. Krause currently serves on the boards of directors of the following public companies: Brocade Communications Systems, Inc., a networking systems supplier and Coherent, Inc., a leading supplier of Photonic-based systems. He also serves as Chairman of the Board of Veritas Holding, Ltd., an information management leader. Mr. Krause previously served as a director for the following public companies: Core-Mark Holding Company, Inc., Packateer, Inc., Sybase, Inc. and Trizetto Group, Inc.

Joanne M. Maguire

Ms. Maguire became a director in January 2016. She served as executive vice president of Lockheed Martin Space Systems Company (“SSC”), a provider of advanced-technology systems for national security, civil and commercial customers, from 2006 until she retired in 2013. Ms. Maguire joined Lockheed Martin in 2003 and assumed leadership of SSC in 2006. Prior to joining Lockheed Martin, Ms. Maguire was with TRW’s Space & Electronics sector (now part of Northrop Grumman) filling a range of progressively responsible positions from engineering analyst to Vice President and Deputy to the sector’s CEO, serving in leadership roles over programs as well as engineering, advanced technology, manufacturing and business development organizations. Ms. Maguire also sits on the boards of directors of Visteon Corporation, Charles Stark Draper Laboratory and previously on the board of Freescale Semiconductor, Ltd.

Thomas J. Manning

Mr. Manning became a member of our Board in 2014 and serves on our Audit Committee. He has been a Lecturer in Law at The University of Chicago Law School, teaching courses on corporate governance, private equity and U.S.-China relations, and innovative solutions, since 2012. Mr. Manning is also a Senior Advisor to The Demand Institute, a joint venture of The Conference Board and The Nielsen Company, and an Affiliated Partner of Waterstone Management Group. Previously, he served as the Chief Executive Officer of Cerberus Asia Operations & Advisory Limited, a subsidiary of Cerberus Capital Management, a global private equity firm, from 2010 to 2012, Chief Executive Officer of Indachin Limited from 2005 to 2009, Chairman of China Board of Directors Limited from 2005 to 2010, and a senior partner with Bain & Company and a member of Bain’s China board and head of Bain’s information technology strategy practice in the Silicon Valley and Asia from 2003 to 2005. Prior to that, Mr. Manning served as Global Managing Director of the Strategy & Technology Business of Capgemini, Chief Executive Officer of Capgemini Asia Pacific, and Chief Executive Officer of Ernst & Young Consulting Asia Pacific, where he led the development of consulting and IT service and outsourcing businesses across Asia from 1996 to 2003. Early in his career, Mr. Manning was with McKinsey & Company, Buddy Systems, Inc. and CSC Index. Mr. Manning is also a director of the following public companies: The Dun & Bradstreet Corporation and Clear Media Limited. He previously served as a director of iSoftStone Holdings Limited, Gome Electrical Appliances Company, AsiaInfo-Linkage, Inc. and Bank of Communications.

Claudius (Bud) E. Watts IV

Mr. Watts became a member of our Board of Directors following the Carlyle acquisition and serves as the Chair of our Compensation and Nominating Committees. He currently serves as a Managing Director of The Carlyle Group. Prior to joining Carlyle in 2000, Mr. Watts was a Managing Director in the M&A group of First Union Securities, Inc. He joined First Union Securities when First Union acquired Bowles Hollowell Conner & Co., where Mr. Watts was a principal. He also serves on the board of directors of Carolina Financial Corporation and has previously served on the boards of directors of numerous other Carlyle portfolio companies over the past 14 years, including Freescale Semiconductor and SS&C Technologies, Inc.

Timothy T. Yates

Mr. Yates became a member of our Board of Directors following the IPO and serves as the Chairman of our Audit Committee. In 2014, Mr. Yates was appointed to the role of CEO of Monster Worldwide, Inc., a global online employment solution provider. He also serves as a director of Monster Worldwide, Inc., a publicly traded company. He served as Monster Worldwide’s Executive Vice President from 2007 until 2013 and Chief Financial Officer from 2007 until 2011. Prior to that, Mr. Yates served as Senior Vice President, Chief Financial Officer and a director of Symbol Technologies, Inc. from 2006 to 2007. From January 2007 to June 2007, he was responsible for the integration of Symbol into Motorola, Inc.’s Enterprise Mobility business. From 2005 to 2006, Mr. Yates served as an independent consultant to Symbol. Prior to this, from 2002 to 2005, Mr. Yates served as a partner and Chief Financial Officer of Saguenay Capital, a boutique investment firm. Prior to that, he served as a founding partner of Cove Harbor Partners, a private investment and consulting firm, which he helped establish in 1996. From 1971 through 1995, Mr. Yates held a number of senior leadership roles at Bankers Trust New York Corporation, including serving as Chief Financial and Administrative Officer from 1990 through 1995.

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

BNS Acquisition Risks

Integration of the BNS business (the Acquired Business) into our business will be difficult, costly and time-consuming and the anticipated benefits and cost savings of the BNS Acquisition (the Acquisition) may take longer to realize or may not be realized at all.

We currently expect to realize annual cost savings of at least $175 million within three years of the closing of the Acquisition. Our ability to realize the anticipated benefits of the Acquisition will depend, to a large extent, on our ability to integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process and there can be no assurance that we will be able to successfully integrate the Acquired Business into our business, or if such integration is successfully accomplished, that such integration will not be more costly or take longer than presently contemplated. If we cannot successfully integrate and manage the Acquired Business within a reasonable time following the Acquisition, we may not be able to realize the anticipated benefits of the Acquisition, which could have a material adverse effect on our share price, business, cash flows, results of operations and financial position.

Our ability to realize the expected synergies and benefits of the Acquisition is subject to a number of risks and uncertainties, many of which are outside of our control. These risks and uncertainties could adversely impact our business, results of operation and financial condition and include, among other things:

•	our ability to complete the timely integration of operations and information technology systems, organizations, standards, controls, procedures, policies and technologies, as well as the harmonization of differences in the business cultures of legacy CommScope and the Acquired Business;

•	our ability to minimize the diversion of management attention from ongoing business concerns of both our business and the Acquired Business during the process of integrating legacy CommScope and the Acquired Business;

•	our ability to retain the service of senior management and other key personnel of both legacy CommScope and the Acquired Business;

•	our ability to preserve important customer, supplier and other relationships of both legacy CommScope and the Acquired Business and resolve potential conflicts that may arise;

•	the risk that the Acquired Business may have liabilities that we failed to or were unable to discover in the course of performing due diligence;

•	the risk that integrating the Acquired Business into the legacy CommScope business may be more difficult, costly or time-consuming than anticipated;

•	the risk that integrating the Acquired Business’ workforce into the legacy CommScope workforce may result in production disruptions or be more costly than anticipated;

•	greater than expected difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination; and

•	greater than expected difficulties in managing the expanded operations of a significantly larger and more complex combined business.

We are relying on TE Connectivity (TE) to provide a wide range of services required to operate the Acquired Business under Transition Services Agreements (TSAs) and such reliance is expected to continue for an extended period.

Due to the high level of integration of the Acquired Business with the remainder of TE’s business, it will be highly complex and time-consuming to separate the Acquired Business to effectively integrate it into our business. As a result, we will be dependent on TE to continue to perform elements of such critical functions as information technology, finance, logistics, human resources and operations for parts or all of the Acquired Business under TSAs. It may be up to several years before we are able to assume all of these functions and discontinue the TSAs.

While operating under these TSAs, we are exposed to various risks, including the following:

•	costs of operating the Acquired Business may be greater than we anticipated;

•	services provided under TSAs may not meet our requirements in a timely and effective manner;

•	we may not be able to make operational changes or to get information necessary to realize the anticipated synergies while we are operating under the TSAs;

•	we may not be able to maintain an effective system of internal controls over financial reporting while operating under the TSAs; and

•	we may need to operate under the TSAs for longer than expected.

Competitive Risks

Our business is dependent on capital spending on data and communication networks by customers or end users of our products and reductions in such capital spending could adversely affect our business.

Our performance is dependent on customers’ or end users’ capital spending for constructing, rebuilding, maintaining or upgrading data and communication networks, which can be volatile or hard to forecast. Capital spending in the communications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect the amount of capital spending, and, therefore, our sales and earnings, including: competing technologies; general economic conditions; seasonality of our industry; timing and adoption of global rollout of new technologies; customer specific financial or general market conditions; availability and cost of capital; governmental regulation; demands for network services; competitive pressures, including pricing pressures; acceptance of new services offered by our customers; impact of industry consolidation; and real or perceived trends or uncertainties in these factors. As a result of these factors, we may not be able to maintain or increase our sales in the future, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

A substantial portion of our business is derived from a limited number of key customers and channel partners.

We derived 24% of our 2015 consolidated net sales from our top three direct customers and channel partners, defined as distributors, system integrators and value-added resellers. Our largest distributor, Anixter International Inc., accounted for 12% of our 2015 consolidated net sales. The concentration of our net sales among these and other key customers and channel partners subjects us to a variety of risks that could have a material adverse impact on our net sales and profitability, including, without limitation:

•	lower sales resulting from the loss of one or more of our key customers or channel partners;

•	renegotiations of agreements with key customers or channel partners resulting in materially less favorable terms;

•	financial difficulties experienced by one or more of our key customers, channel partners or our channel partners’ end customers, resulting in reduced purchases of our products and/or uncollectible accounts receivable balances;

•	reductions in inventory levels held by channel partners and original equipment manufacturers (OEMs) which may be unrelated to purchasing trends by the ultimate customer;

•	consolidations in the telecommunications, wireless or cable television industries or other key end user markets resulting in delays in purchasing decisions or reduced purchases by the merged businesses;

•	new or proposed laws or regulations affecting the telecommunications, wireless or cable television industries or other key end user markets resulting in reduced capital spending;

•	increases in the cost of borrowing or capital and/or reductions in the amount of debt or equity capital available to the telecommunications, wireless or cable television industries or other key end user markets resulting in reduced capital spending; and

•	changes in the technology deployed by customers resulting in lower sales of our products.

Additionally, the risks above may be further increased to the extent that we have significant indirect sales to one or more end users of our products (who may also be direct customers) with such indirect sales taking place through numerous channel partners and/or OEMs.

We generally have no minimum purchase commitments from any of our channel partners, OEMs, or other customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Although we maintain long-term relationships with these parties and have not historically lost key customers, we have experienced variability in the level of purchases by our key customers and end users of our products, and any significant reduction in sales to these customers and end users of our products, including as a result of their inability or unwillingness to continue purchasing our products, or their failure to properly manage their businesses with respect to the purchase of and payment for our products, could materially and adversely affect our business, results of operations, financial condition and cash flows.

We face competitive pressures with respect to all of our major products.

In each of our major product groups, we compete with a substantial number of foreign and domestic companies, some of which have greater financial, technical, marketing and other resources or lower operating costs. They may also have broader product lines and market focus. This gives many of these enterprises a competitive advantage to withstand any significant reduction in capital spending by customers in our markets.

Competitors’ actions, such as price reductions or introduction of new innovative products, and the use of exclusively price driven Internet auctions by customers have caused in the past and may cause us to lose sales opportunities in the future. Some competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide which will cause us to lose sales opportunities. In addition, many of our competitors have been in operation longer than we have and, therefore, have more long-standing and established relationships with certain domestic and foreign customers, making it difficult for us to sell to those customers. The rapid technological changes occurring in the communications industry could also lead to the entry of new competitors. We cannot assure you that we will continue to compete successfully with our existing competitors or with new competitors. These lost opportunities could have a material adverse impact on our net sales and profitability.

If any of our competitors’ products or technologies were to become the industry standard, our business could be seriously harmed. If our competitors are successful in bringing their products to market earlier than we can, or if their products are more technologically capable than ours, our revenue could be materially and adversely affected. Consolidation among our competitors could result in competitors with a broader market presence and could have a significant negative impact on our business.

If we are unable to compete in any of our markets at the same level as we have in the past or are forced to reduce the prices of our products in order to continue to be competitive, our operating results, financial condition and cash flows could be materially and adversely affected.

Changes to the regulatory environment in which our customers operate may negatively impact our business.

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

Operational Risks

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

However, we may not be successful in our ongoing improvement efforts if, among other things, our products are not cost effective; brought to market in a timely manner; compliant with evolving industry standards; accepted in the market or recognized as meeting customer requirements. If we are not successful in our ongoing improvement efforts, these failures could have a material adverse effect on our results of operations and financial condition.

Specific to our business, our revenues are dependent on the commercial deployment of technologies based on 2G, 3G and 4G wireless communications equipment, products and services based on these technologies. Our business may be harmed, and our investments in these technologies may not provide us an adequate return if there are delays in the commercial deployment of these technologies or if these technologies are displaced by other technologies.

If our products, including material purchased from our suppliers, experience quality or performance issues, our business may suffer.

Our business depends on delivering products of consistently high quality. To this end, our products are tested for quality both by us and our customers. Nevertheless, many of our products are highly complex and testing procedures used by us and our customers are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons, once deployed our products may fail to perform as expected. Performance issues could result from faulty design, faulty raw materials purchased from suppliers, problems in manufacturing or installation errors. We have experienced such performance issues in the past and remain exposed to such performance issues. In some cases, recall of some or all affected products, product redesigns or additional capital expenditures may be required to correct a defect. In addition, we generally offer warranties on most products, the terms and conditions of which depend upon the product subject to the warranty. In some cases, we indemnify our customers against damages or losses that might arise from certain claims relating to our products. Future claims may have a material adverse effect on our business, financial condition and results of operations. Any significant or systemic product failure could also result in lost future sales of the affected product and other products, as well as reputational damage.

Our business depends on effective information management systems.

We rely on effective information management systems for critical business operations, for strategic business decisions and to maintain a competitive edge in the market place. We rely on our enterprise resource planning systems to support such critical business operations as processing sales orders and invoicing; manufacturing; shipping; inventory control; purchasing and supply chain management; human resources; and financial reporting. We also rely on information management systems to produce information for business decision-making and to support e-commerce activities. If we are unable to successfully implement major systems initiatives, including the integration of the BNS business into our legacy CommScope systems and investing in our digital platform to accommodate the changing buying habits of our customers, and the maintenance of such critical information systems, we could encounter difficulties that could have a material adverse impact on our business, internal controls over financial reporting, or our ability to timely and accurately report our financial results.

Cyber-security incidents, including data security breaches or computer viruses, could harm our business by exposing us to various liabilities, disrupting our delivery of products and services and damaging our reputation.

We rely extensively on information technology systems to operate our business. We receive, process, store and transmit, often electronically, confidential data of the Company and our customers, vendors, employees and others. Despite implemented security measures, our facilities, systems and procedures, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors or other similar events. In particular, unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential or sensitive information, the deletion or modification of records or interruptions in our operations. Any such events, including those involving the misappropriation, loss or other unauthorized disclosure or use of confidential or sensitive information of the Company or our customers, vendors, employees or others, whether by us or a third party, could subject us to civil and criminal penalties; expose us to liabilities to our customers, employees, vendors, third parties or governmental authorities; disrupt our delivery of products and services; and have a negative impact on our reputation. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on unaffiliated contract manufacturers, both domestically and internationally, to produce certain products or key components of products. If we do not have sufficient production capacity, either through our internal facilities or independent contract manufacturers, to meet customer demand for our products, we may experience lost sales opportunities and customer relations problems, which could have a material adverse effect on our business, financial condition and results of operations.

Supply Chain Risks

Our dependence on commodities subjects us to cost volatility and potential availability constraints, which could have a material adverse effect on our profitability.

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

Our key suppliers have in the past experienced and could in the future experience production, operational or financial difficulties, or there may be global shortages of the raw materials or components we use, and our inability to find sources of supply on reasonable terms could have a material adverse effect on our ability to manufacture products in a cost-effective way which could have a material adverse effect on our gross margin and results of operations.

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

Strategic Risks

We may not fully realize anticipated benefits from past or future acquisitions or equity investments.

We anticipate that a portion of any future growth of our business might be accomplished by acquiring existing businesses, products or technologies. Although we expect to realize strategic, operational and financial benefits as a result of our past or future acquisitions and equity investments, we cannot predict whether and to what extent such benefits will be achieved. There are significant challenges to integrating an acquired operation into our business, including, but not limited to: successfully managing the operations, manufacturing facilities and technology; integrating the sales organizations and maintaining and increasing the customer base; retaining key employees, suppliers and distributors; integrating management information, inventory, accounting and research and development activities; and addressing operating losses that may exist related to individual facilities or product lines. Further, many acquisitions involve new or developing technologies that may not achieve the expected results.

In addition, we might not be able to identify suitable acquisition opportunities or obtain any necessary financing on acceptable terms. We might spend time and money investigating and negotiating with potential acquisition or investment targets but not complete the transaction.

Any future acquisition could involve other risks, including the assumption of additional liabilities and expenses, issuances of debt, incurrence of transaction costs and diversion of management’s attention from other business concerns, and such acquisition may be dilutive to our financial results. See “Risks Related to the BNS Acquisition” for details related to that acquisition.

We may sell or discontinue one or more of our product lines, as a result of our evaluation of our products and markets.

We periodically evaluate our various product lines and may, as a result, consider the divestiture or discontinuance of one or more of those product lines. Any such divestiture or discontinuance could adversely affect our expenses, revenues, results of operations, cash flows and financial position.

Divestitures of product lines have inherent risks, including the expense of selling the product line, the possibility that any anticipated sale will not occur, possible delays in closing any sale, the risk of lower-than-expected proceeds from the sale of the divested business, unexpected costs associated with the separation of the business to be sold from our information technology and other operating systems, and potential post-closing claims for indemnification. Expected cost savings, which are offset by revenue losses from divested or discontinued businesses, may also be difficult to achieve or maximize due to a fixed cost structure, and we may experience varying success in reducing fixed costs or transferring liabilities previously associated with the divested or discontinued business.

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

We have previously recognized restructuring charges in response to slowdowns in demand for our products and in conjunction with implementation of initiatives to reduce costs and improve efficiency of our operations. Recent actions have included BNS integration actions, the sale of certain assets of our BiMetals® business and the closure of domestic and international manufacturing facilities. Much of the production capacity from these facilities was shifted to other existing facilities or contract manufacturers. Restructuring actions as a result of the Acquisition are expected to continue and may be material. As a result of other changes in business conditions and other developments, we may need to initiate additional restructuring actions that could result in workforce reductions and restructuring charges, which could be material.

Financial Risks

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations with respect to our indebtedness.

As of December 31, 2015, we had approximately $5.3 billion of indebtedness on a consolidated basis, including $1.5 billion of 6.00% Senior Notes due 2025 (the 2025 Notes), $650.0 million of 5.00% Senior Notes due 2021

(the 2021 Notes), $650.0 million of 5.50% Senior Notes due 2024 (the 2024 Notes), $536.6 million of 6.625%/7.375% Senior PIK Toggle Notes due 2020 (the senior PIK toggle notes), $500.0 million of 4.375% Senior Secured Notes due 2020 (the 2020 Notes) and $1.5 billion of senior secured term loans. We had no outstanding borrowings under our revolving credit facility and approximately $278.2 million in borrowing capacity available under our revolving credit facility, reflecting a borrowing base of $299.6 million and $21.4 million of outstanding letters of credit. Our ability to borrow under our revolving credit facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time and may further depend on lenders’ discretionary ability to impose reserves and availability blocks and to recharacterize assets that might otherwise incrementally decrease borrowing availability.

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

In addition, the indentures governing the senior PIK toggle notes, the 2021 Notes, the 2024 Notes and the 2025 Notes (together, the Notes Indentures) and the agreements governing our senior secured credit facilities contain affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur additional indebtedness that could further exacerbate the risks associated with our substantial financial leverage.

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

In addition, if new debt is added to our and/or our subsidiaries’ debt levels or we bought back stock or paid dividends, the risks that we face as a result of our leverage would increase.

To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

Our operations are conducted through our global subsidiaries and our ability to make cash payments on our indebtedness will depend on the earnings and the distribution of funds from our subsidiaries. The terms of the instruments governing our indebtedness significantly restrict certain of our subsidiaries from paying dividends and otherwise transferring assets to us. Our ability to make cash payments on and to refinance our indebtedness will depend upon our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities or transfer sufficient funds from our subsidiaries to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, the lenders under our revolving credit facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

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

If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our financial condition and results of operations.

We may experience significant variability in our quarterly or annual effective income tax rate.

We have a large and complex international tax profile and a significant level of foreign tax credit carryforwards in the U.S. and other carryforwards in various jurisdictions. Variability in the mix and profitability of domestic and international activities, repatriation of earnings from foreign affiliates, changes in tax laws, identification and resolution of various tax uncertainties and the inability to realize foreign tax credits and other carryforwards included in deferred tax assets, among other matters, may significantly impact our effective income tax rate in the future. A significant increase in our quarterly or annual effective income tax rate could have a material adverse impact on our results of operations.

Labor Related Risks

We may not be able to attract and retain key employees.

Our business depends upon our continued ability to hire and retain key employees, including our sales force, at our operations around the world. Competition for skilled personnel and highly qualified managers in the industries in which we operate is intense. Difficulties in obtaining or retaining employees with the necessary management, technical and financial skills needed to achieve our business objectives may have a material adverse effect on our business, financial condition and results of operations. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Labor unrest could have a material adverse effect on our business, results of operations and financial condition.

While none of our U.S. employees are represented by unions, a significant part of our international employees are members of unions or subject to workers’ councils or similar statutory arrangements. In addition, many of our direct and indirect customers and vendors have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or vendors, contract manufacturers or other suppliers could result in slowdowns. Organizations responsible for shipping our products may also be impacted by strikes. Any interruption in the delivery of our products could harm our reputation, reduce demand for our products or increase costs and could have a material adverse effect on us.

In general, we consider our labor relations with our employees to be satisfactory. However, in the future we may be subject to labor unrest with respect to our employees or those of our vendors or customers. Occurrences of strikes, work stoppages or lock-outs at our facilities or at the facilities of our vendors or customers, could have a material adverse effect on our business, financial condition and results of operations.

We have obligations under our defined benefit employee benefit plans and may be required to make plan contributions in excess of current estimates.

At December 31, 2015, our net liability for pension and other postretirement benefits was $26.6 million (benefit obligations of $379.8 million and plan assets of $353.2 million). See Note 10 to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Significant declines in the assets and/or increases in the liabilities related to these obligations as a result of changes in actuarial estimates, asset performance, interest rates or benefit changes, among others, could have a material adverse impact on our financial position and/or results of operations.

The amounts and timing of the contributions we expect to make to our defined benefit plans reflect a number of actuarial and other estimates and assumptions with respect to our expected plan funding obligations. The actual amounts and timing of these contributions will depend upon a number of factors and the actual amounts and timing of our future plan funding contributions may differ materially from those presented in this Annual Report on Form 10-K. If we elect to terminate one or more of these plans and settle the obligation through the purchase of one or more annuities, we could incur a charge and/or make additional contributions and such amounts could be material.

Our financial condition may be adversely affected to the extent that we are required to make contributions to any of our defined benefit plans in excess of the amounts assumed in our current projections.

International Risks

Our significant international operations expose us to economic, political and other risks.

We have significant international sales, manufacturing and distribution operations. We have major international manufacturing and/or distribution facilities in, among others, Australia, Belgium, China, the Czech Republic, Germany, India, Ireland, Mexico, Singapore and the United Kingdom (U.K.). For the years ended December 31, 2015, 2014 and 2013, international sales represented approximately 51%, 45% and 45%, respectively, of our consolidated net sales. In general, our international sales have lower margins than our domestic sales. To the extent international sales represent a greater percentage of our revenue, our overall margin may decline.

Our international sales, manufacturing and distribution operations are subject to the risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rates; economic and political destabilization; restrictive actions by foreign governments; wage inflation; nationalizations; the laws and policies of the U.S. affecting trade, exports, imports, anti-bribery, foreign investment and loans; foreign tax laws, including the ability to recover amounts paid as value-added taxes; potential restrictions on the repatriation of cash; reduced protection of intellectual property; longer customer payment cycles; compliance with local laws and regulations; armed conflict; terrorism; shipping interruptions; and major health concerns (such as infectious diseases).

Risks related to foreign currency rates can impact our sales, results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as foreign exchange forward and option contracts. There can be no assurance that our risk management strategies will be effective or that the counterparties to our derivative contracts will be able to perform. In addition, foreign currency rates in many of the countries in which we operate have at times been extremely volatile and unpredictable. We may choose not to hedge or determine that we are unable to effectively hedge the risks associated with this volatility. In such cases, we may experience declines in sales and adverse impacts on earnings and such changes could be material.

Our international operations require us to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions.

Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various international jurisdictions, and our failure to comply with these rules and regulations may expose us to liabilities. These laws and regulations may apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (FCPA). The FCPA prohibits U.S. companies and their officers, directors, employees and agents acting on their behalf from improperly offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to keep books, records and accounts that accurately and fairly reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. We are also subject to the U.K. Anti-Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. As a result of our activities in these locations, we are exposed to the risk of violating anti-corruption laws. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel in complying with applicable U.S. and international laws and regulations. However, our employees, subcontractors and agents could take actions that violate these requirements, which could adversely affect our reputation, business, financial condition and results of operations and such effects could be material.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Certain of our products are subject to export controls and may be exported only with the required export license or through an export license exception. In addition, we are required to comply with certain U.S. and foreign sanctions and embargos. If we were to fail to comply with applicable export licensing, customs regulations, economic sanctions and other laws, we could be subject to substantial civil and criminal penalties, including fines for us and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, export control laws and economic sanctions prohibit the shipment of certain products to embargoed or sanctioned countries, governments and persons. While we train our employees to comply with these regulations, we cannot assure that a violation will not occur, whether knowingly or inadvertently. Any such shipment could have negative consequences including government investigations, penalties, fines, civil and criminal sanctions, and reputational harm. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in our decreased ability to export or sell our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products could adversely affect our business, financial condition and results of operations and such effects could be material.

Litigation and Regulatory Risks

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

In addition, we have been required, and may be required in the future, to initiate litigation in order to enforce patents issued or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights. We also have been and may in the future be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, including against certain of the products or intellectual property that we have acquired through acquisitions. Any such litigation, regardless of outcome, could subject us to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on our results of operations and financial condition.

In certain markets, we may be required to address counterfeit versions of our products. We may incur significant costs in pursuing the originators of such counterfeit products and, if we are unsuccessful in eliminating them from the market, we may experience a reduction in the value of our products and/or a reduction in our net sales.

Compliance with current and future environmental laws and potential environmental liabilities may have a material adverse impact on our business, financial condition and results of operations.

We are subject to various federal, state, local and foreign environmental laws and regulations governing, among other things, discharges to air and water, management of regulated materials, handling and disposal of solid and hazardous waste, and investigation and remediation of contaminated sites. In addition, we are or may be subject to laws and regulations regarding the types of substances allowable in certain of our products and the handling of our products at the end of their useful life. Because of the nature of our business, we have incurred and will continue to incur costs relating to compliance with or liability under these environmental laws and regulations. In addition, new laws and regulations, new or different interpretations of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation or discharge requirements, could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our financial condition and results of operations. For example, the European Union has issued Restriction of Hazardous Substances Directive 2011/65/EU (RoHS 2), Registration, Evaluation, Authorization and restriction of Chemicals (REACH) and Waste Electrical and Electronic Equipment Directive 2012/19/EU

(WEEE) regulating the manufacture, use and disposal of electrical goods and chemicals. If we do not comply with these and similar laws in other jurisdictions or to sufficiently increase prices or otherwise reduce costs to offset the increased cost of compliance, it could have a material adverse effect on our business, financial condition and results of operations.

Efforts to regulate emissions of GHGs, such as carbon dioxide, are underway in the U.S. and other countries which could increase the cost of raw materials, production processes and transportation of our products. If we are unable to comply with such regulations or sufficiently increase prices or otherwise reduce costs to offset the increased costs of compliance, GHG regulation could have a material adverse effect on our results of operations.

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

Shareholder Equity Risks

Future sales of our common stock in the public market could lower our share price.

We or Carlyle may sell additional shares of common stock. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including sales that may occur pursuant to Carlyle’s registration rights and shares that may be issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect the market prices for our common stock. Future changes in the level of Carlyle ownership could, depending on the timing of such changes, have an adverse effect on our ability to utilize various tax attributes.

We do not intend to pay dividends on our common stock and, consequently, the ability of investors to achieve a return on their investment will depend on appreciation in the price of our common stock.

We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to reduce indebtedness and fund our growth. Therefore, the success of an investment of our common stock will depend upon any future appreciation in their value, and there can be no guarantee that our common stock will appreciate in value. The payment of future dividends will be at the discretion of our Board of Directors. In addition, the Notes Indentures and the credit agreements governing our senior secured credit facilities also effectively limit our ability to pay dividends. As a consequence of these limitations and restrictions, we may not otherwise be able to pay dividends on our common stock.

Carlyle may exercise substantial influence over us and Carlyle’s interests in our business may be different than yours.

As of December 31, 2015, Carlyle owned approximately 32% of our common stock and is able to exercise substantial influence on our affairs. Carlyle has designated a majority of the members of our Board of Directors.

As a result, Carlyle or its designees to the Board of Directors may have substantial influence on our management decisions, the entering into of merger, acquisition or divestiture transactions and other extraordinary transactions. They may also influence amendments to our certificate of incorporation. So long as Carlyle continues to own a significant percentage of our common stock and/or is affiliated with members of our Board of Directors, they will have substantial influence on the vote in any election of directors and whether to consummate transactions that require stockholder approval. In any of these matters, the interests of Carlyle may differ from or conflict with the interests of our other stockholders. Moreover, this concentration of stock ownership may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning stock of a company with a significant stockholder or anticipate further sales of shares by Carlyle.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	authorize 1,300,000,000 shares of common stock, which, to the extent unissued, could be issued without stockholder approval by the Board of Directors to increase the number of outstanding shares and to discourage a takeover attempt;

•	authorize the issuance, without stockholder approval, of blank check preferred stock that our Board of Directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	grant to the Board of Directors the sole power to set the number of directors and to fill any vacancy on the Board of Directors;

•	limit the ability of stockholders to remove directors only “for cause” and require any such removal to be approved by holders of at least three-quarters of the outstanding shares of common stock;

•	prohibit our stockholders from calling a special meeting of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the Board of Directors is expressly authorized to adopt, or to alter or repeal our bylaws; establish advance notice and certain information requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	establish a classified Board of Directors, with three staggered terms; and

•	require the approval of holders of at least three-quarters of the outstanding shares of common stock to amend the bylaws and certain provisions of the certificate of incorporation.

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

Our facilities are used primarily for manufacturing, distribution and administration. Facilities primarily used for manufacturing may also be used for distribution, engineering, research and development, storage, administration, sales and customer service. Facilities primarily used for administration may also be used for research and development, sales and customer service. As of December 31, 2015, our principal facilities, grouped according to the facility’s primary use, were as follows:

Location	Approximate square feet	Principal segments	Owned or leased
Administrative facilities:
Hickory, NC (1)	84,000	Corporate headquarters	Owned
Joliet, IL (2)	690,000	Corporate	Leased
Richardson, TX (1)	100,000	Wireless	Owned
Richardson, TX	75,000	Enterprise	Leased
Shakopee, MN	177,000	BNS	Leased
Manufacturing and distribution facilities:
Catawba, NC (1)	1,000,000	Broadband	Owned
Claremont, NC (1)	583,000	Enterprise	Owned
Kessel-Lo, Belgium	554,000	BNS	Owned
Suzhou, China (3)	414,000	Wireless	Owned
Sidney, NE (4)	376,000	BNS	Owned
Suzhou, China (3)	363,000	Broadband	Owned
Santa Teresa, NM	334,000	BNS	Leased
Juarez, Mexico	327,000	BNS	Owned
Juarez, Mexico (8)	304,000	BNS	Leased
Reynosa, Mexico	279,000	Wireless	Owned
Goa, India (3)	236,000	Wireless	Owned
Greensboro, NC (1)	196,000	BNS	Owned
Brno, Czech Republic	166,000	BNS	Leased
Delicias, MX	139,000	BNS	Owned
Campbellfield, Australia	133,000	Wireless	Leased
Lochgelly, United Kingdom	132,000	Wireless and Broadband	Owned
Bray, Ireland	130,000	Enterprise	Owned
Mission, TX	121,000	Wireless	Leased
Brno, Czech Republic	120,000	Wireless	Leased
McCarran, NV	120,000	Broadband	Leased
Buchdorf, Germany	109,000	Wireless	Owned
Berkeley Vale, Australia	99,000	BNS	Owned
Vacant facilities and properties:
Orland Park, IL (1)(5)	—	Wireless	Owned
Newton, NC (1)(6)	455,000	Wireless	Owned
Sorocaba, Brazil (1)(7)	152,000	Wireless	Owned

(1)	Our interest in each of these properties is encumbered by a mortgage or deed of trust lien securing our senior secured credit facilities (see Note 6 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).
(2)	The former manufacturing portion of the Joliet facility is vacant and is currently being marketed for sublease.

(3)	The buildings in these facilities are owned while the land is held under long-term lease agreements.
(4)	Operations at the Sidney facility are expected to cease in mid-2016.
(5)	The building at the Orland Park facility has been demolished and cleared and the 73 acre parcel is vacant.
(6)	The Newton facility is currently being marketed for sale.
(7)	The Sorocaba, Brazil facility is currently being marketed for sale.
(8)	The Juarez, Mexico location, known as Praderas, consists of three buildings subject to one lease. One of the buildings consisting of 60,000 square feet is being subleased.

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

Stock Price and Dividends

Our common stock is traded on the Nasdaq Global Select Market under the symbol COMM. The following table sets forth the high and low sale prices as reported by Nasdaq for the periods indicated:

	Common Stock Price Range
	High	Low
2014
First Quarter	$25.89	$16.86
Second Quarter	$27.96	$22.66
Third Quarter	$26.89	$21.79
Fourth Quarter	$24.43	$19.68
2015
First Quarter	$32.00	$20.19
Second Quarter	$32.53	$27.75
Third Quarter	$34.12	$26.87
Fourth Quarter	$33.54	$24.85

As of February 8, 2016, the approximate number of registered stockholders of record of our common stock was 25.

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

Issuer Purchases of Equity Securities

In the fourth quarter of 2015, we repurchased 24,656 of common shares at an average share price of $28.30 to satisfy minimum withholding tax obligations related to restricted stock units that vested during the period.

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

	Base Period 10/25/13	INDEXED RETURNS Period Ending
Company / Index		12/31/13	12/31/14	12/31/15
CommScope Holding Company, Inc.	100	126.28	152.30	172.72
S&P 500 Index	100	105.49	119.93	121.58
S&P 1500 Communications Equipment	100	105.56	119.17	105.84

PART II

ITEM 6.	SELECTED FINANCIAL DATA

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

Five-Year Summary of Selected Financial Data

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013	2012	2011 (1)
Results of Operations:
Net sales	$3,807,828	$3,829,614	$3,480,117	$3,321,885	$3,275,462
Gross profit	1,345,820	1,397,269	1,200,940	1,060,681	830,352
Restructuring costs, net	29,488	19,267	22,104	22,993	18,724
Asset impairments	90,784	12,096	45,529	40,907	126,057
Operating income (loss)	181,593	577,449	329,714	238,238	(188,432)
Net interest expense	(230,533)	(173,981)	(205,492)	(185,557)	(259,998)
Net income (loss)	(70,875)	236,772	19,396	5,353	(392,362)
Earnings (Loss) Per Share Information:
Weighted average number of shares outstanding:
Basic	189,876	186,905	160,641	154,708		(3)
Diluted	189,876	191,450	164,013	155,517		(3)
Earnings (loss) per share:
Basic	$(0.37)	$1.27	$0.12	$0.03		(3)
Diluted	$(0.37)	$1.24	$0.12	$0.03		(3)
Other Information:
Net cash provided by operating activities	$302,060	$289,418	$237,701	$286,135	$130,995
Depreciation and amortization	303,500	259,504	256,616	262,279	297,005
Additions to property, plant and equipment	56,501	36,935	36,780	27,957	39,533
Cash dividends per share	$—	$—	$3.47	$1.29	$—

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$562,884	$729,321	$346,320	$264,375	$317,102
Goodwill and intangible assets	4,838,119	2,712,814	2,872,698	3,052,615	3,267,497
Property, plant and equipment, net	528,706	289,371	310,143	355,212	407,557
Total assets (2)	7,502,631	4,917,058	4,690,800	4,740,893	5,088,879
Working capital	1,319,548	1,351,805	860,042	737,638	853,625
Long-term debt, including current maturities (2)	5,243,651	2,668,898	2,471,297	2,418,399	2,498,694
Stockholders’ equity	1,222,720	1,307,619	1,088,016	1,182,282	1,365,089

(1)	The period of January 1 – January 14, 2011 (prior to the acquisition of CommScope, Inc. by Carlyle) and the period of January 15 – December 31, 2011 (subsequent to the acquisition of CommScope, Inc. by Carlyle) have been combined for presentation of 2011 results and the combined 2011 amounts are unaudited.

(2)	As of June 30, 2015, the Company adopted new accounting guidance that requires debt issuance costs related to a recognized debt liability be reported as a direct deduction from the carrying amount of that debt liability. The guidance has been applied retrospectively to the prior periods presented.
(3)	Excluded from presentation due to lack of comparability of shares outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a leading global provider of infrastructure solutions for communications networks. Our portfolio of network infrastructure includes some of the world’s most robust and innovative wireless and fiber optic solutions. Our talented and experienced global team is driven to help customers increase bandwidth; maximize existing capacity; improve network performance and availability; increase energy efficiency; and simplify technology migration. Our solutions are found in some of the largest buildings, venues and outdoor spaces; in data centers and buildings of all shapes, sizes and complexity; at wireless cell sites; in telecom central offices and cable headends; in fiber-to-the-X (FTTx) deployments; and in airports, trains, and tunnels. Vital networks around the world run on CommScope solutions.

On August 28, 2015, we completed the acquisition of TE Connectivity’s Broadband Network Solutions (BNS) business in an all-cash transaction valued at approximately $3.0 billion. The BNS business provides fiber optic and copper connectivity for wireline and wireless networks and also provides small-cell distributed antenna system (DAS) solutions for the wireless market. For the twelve month period from December 27, 2014 through December 25, 2015, the BNS business generated revenues of approximately $1.7 billion. We believe the transaction will accelerate our strategy to drive profitable growth by expanding our business into attractive adjacent markets and to broaden our position as a leading communications infrastructure provider. In addition, the acquisition will provide greater geographic and business diversity. The results of the BNS business are included in our consolidated results of operations from the date of acquisition, August 28, 2015, through December 25, 2015, the BNS fiscal period-end.

In June 2015, we borrowed $2.75 billion to fund the BNS acquisition. During the year ended December 31, 2015, we incurred transaction and integration costs of $96.9 million primarily related to the BNS acquisition and integration activities. We will continue to incur transaction and integration costs and such costs may be material. In addition, we expect to incur restructuring charges to integrate the BNS acquisition and those costs may be material.

Following the BNS acquisition, management operated and managed the Company in the following four reportable segments: Wireless, Enterprise, Broadband and Broadband Network Solutions (BNS). Management is re-evaluating its reportable segments as a result of the continuing integration of the BNS business.

Globally, we believe that we have a significant leadership position in connectivity and essential infrastructure solutions for the wireless, enterprise and residential broadband networks. Through our Andrew brand, we are a global leader in providing merchant RF wireless network connectivity solutions and DAS solutions. Through our SYSTIMAX and Uniprise brands, we are a global leader in enterprise connectivity solutions, delivering a complete end-to-end physical layer solution, including connectivity and cables, enclosures, data center and network intelligence software, in-building wireless and network design services for enterprise applications and data centers. We are also a premier manufacturer of coaxial and fiber optic cable for residential broadband networks globally. The BNS acquisition has enabled us to broaden our position as a leading communications infrastructure provider by providing fiber-optic and copper connectivity for telecom, enterprise and wireless networks as well as DAS solutions for the wireless market.

During the periods presented below, the primary sources of revenue for our Wireless segment were (i) product sales of primarily passive transmission devices for the wireless infrastructure market including base station and microwave antennas, hybrid fiber-feeder and power cables, coaxial cable connectors and equipment primarily used by wireless operators, (ii) product sales of active electronic devices and services including power amplifiers, filters and tower-mounted amplifiers and (iii) engineering and consulting services and products like DAS that are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive such as large buildings, urban areas, stadiums and transportation systems. Demand for Wireless segment products depends primarily on capital spending by wireless operators to expand their distribution networks or to increase the capacity of their networks.

To expand our Wireless segment offerings, we acquired Airvana LP (Airvana) in October 2015 for approximately $45 million. Airvana provides 4G LTE and 3G small cell solutions that enable communication and access to information and entertainment in challenging and high-value environments, such as offices, public venues and homes. Also within our Wireless segment, we acquired two businesses of United Kingdom-based Alifabs Group (Alifabs) in July 2014 for approximately $49 million. Alifabs designs and supplies metro cell enclosures, monopoles, smaller streetworks towers and tower solutions for the United Kingdom telecommunications, utility and energy markets.

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

The primary source of revenue for our acquired BNS segment was fiber-optic and copper connectivity solutions for telecom and enterprise markets as well as DAS solutions for the wireless market. The connectivity solutions offered by our BNS segment include FTTx solutions, data center solutions and central office connectivity and equipment, all of which include a robust portfolio of fiber optic connectors. Additional connectivity solutions offered by our BNS segment include fiber management systems, patch cords and panels, complete cabling systems and cable assemblies for use in office, data center, factory and residential applications. The wireless market solutions offered by our BNS segment include radio frequency distribution and distributed antenna systems to enhance wireless coverage and capacity.

Our future financial condition and performance will be largely dependent upon: our ability to successfully integrate the BNS acquisition; global spending by wireless operators; global spending by business enterprises on information technology; investment by cable operators and communications companies in the video and communications infrastructure; overall global business conditions; and our ability to manage costs successfully among our global operations. We have experienced significant volatility in raw material prices during the past several years as a result of increased global demand, supply disruptions and other factors. We attempt to mitigate the risk of increases in raw material price volatility through effective requirements planning, working closely with key suppliers to obtain the best possible pricing and delivery terms and implementing price increases. Delays in implementing price increases, failure to achieve market acceptance of price increases, or price reductions in response to a rapid decline in raw material costs could have a material adverse impact on the results of our operations. Our profitability is also affected by the mix and volume of sales among our various product groups and between domestic and international customers and competitive pricing pressures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States (U.S.). The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. Management bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when changes in events or circumstances indicate that revisions may be necessary.

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

Business Combinations

We use the acquisition method of accounting for business combinations which requires assets acquired and liabilities assumed be recorded at their fair values on the acquisition date. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The fair values of the assets acquired and liabilities assumed are determined based upon the management’s valuation and involves making significant estimates and assumptions based on facts and circumstances that existed as of acquisition date. We use a measurement period following the acquisition date to gather information that existed as of the acquisition date that is needed to determine the fair value of the assets acquired and liabilities assumed. The measurement period ends once all information is obtained, but no later than one year from the acquisition date.

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

2015 Interim Goodwill Analysis

During 2015, the Microwave Antenna Group (Microwave) reporting unit in the Wireless segment experienced lower than expected levels of sales and operating income. Management considered these results and the longer term effect of market conditions on the continued operations of the business and determined that an indicator of possible impairment existed. A step one goodwill impairment test was performed using a DCF valuation model. Based on the estimated fair values generated by the DCF model, the Microwave reporting unit did not pass step one of the goodwill impairment test. A step two analysis was completed and a $74.4 million impairment charge was recorded. The goodwill impairment charge resulted primarily from lower projected operating results than those assumed during the 2014 annual impairment test. The weighted average discount rate used in the interim impairment test for the Microwave reporting unit was 10.5% compared to 11.0% that was used in the 2014 annual goodwill impairment test.

2015 Annual Goodwill Analysis

The annual test of goodwill was performed for each of the reporting units with goodwill balances as of October 1, 2015. The test was performed using a DCF valuation model. The weighted average discount rates used in the 2015 annual test were 10.5% for the Wireless and 9.5% for both the Enterprise and Broadband reporting units. These discount rates were slightly lower than those used in the 2014 annual goodwill impairment test. The discount rate used in the BNS opening balance sheet valuation was 10.0%. Based on the estimated fair values generated by our DCF models, the Microwave reporting unit failed step one of the annual goodwill impairment test. Subsequently, the Microwave reporting unit passed step two of the annual goodwill impairment test and no impairment charge was deemed necessary as a result of the annual goodwill test. Future impairment tests could result in additional impairment charges and these could be material.

Definite-Lived Intangible Assets and Other Long-Lived Assets

Management reviews definite-lived intangible assets, investments and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. This analysis differs from our goodwill impairment analysis in that an intangible or other long-lived asset impairment is only deemed to have occurred if the sum of the forecasted undiscounted future net cash flows related to the assets being evaluated is less than the carrying value of the assets. If the forecasted net cash flows are less than the carrying value, then the asset is written down to its estimated fair value. Changes in the estimates of forecasted net cash flows may cause additional asset impairments, which could result in charges that are material to our results of operations. The net carrying value of our definite-lived intangible assets was $2.1 billion as of December 31, 2015. During 2015, the Company determined that certain intangible assets in the Enterprise segment were no longer recoverable and recorded a $5.5 million impairment charge.

Also during 2015, the Company determined that a note receivable related to a previous divestiture was impaired and a $10.9 million impairment charge was recorded in the Broadband segment.

RESULTS OF OPERATIONS

Comparison of results of operations for the year ended December 31, 2015 with the year ended December 31, 2014

	Year Ended December 31,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$3,807.8	100.0%	$3,829.6	100.0%	$(21.8)	(0.6)%
Gross profit	1,345.8	35.3	1,397.3	36.5	(51.5)	(3.7)
Operating income	181.6	4.8	577.4	15.1	(395.8)	(68.5)
Non-GAAP adjusted operating income (1)	729.8	19.2	808.4	21.1	(78.6)	(9.7)
Net income (loss)	(70.9)	(1.9)	236.8	6.2	(307.7)	(129.9)
Diluted earnings (loss) per share	$(0.37)		$1.24

(1)	See “Reconciliation of Non-GAAP Measures”.

Net sales

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in millions)
Net sales	$3,807.8	$3,829.6	$(21.8)	(0.6)%
Domestic net sales	1,869.4	2,107.6	(238.2)	(11.3)
International net sales	1,938.4	1,722.0	216.4	12.6

Net sales. Net sales for 2015 included sales from the BNS business of $529.6 million. See the discussion under the BNS segment in the section titled “Segment Results” for further details. Excluding the BNS business, the decrease in net sales for 2015 compared to the prior year was primarily attributable to lower net sales in the U.S. mainly as a result of decreased spending by certain domestic wireless operators. In addition to the decline in the U.S., net sales (excluding incremental BNS net sales) in the Europe, Middle East and Africa (EMEA) and Central and Latin America (CALA) regions were lower for 2015 compared to 2014 primarily due to the negative impact of foreign exchange rate changes. Current year net sales in the Asia Pacific (APAC) region (excluding incremental BNS net sales) were essentially unchanged compared to the prior year. Foreign exchange rate changes had a negative impact of approximately 3% on net sales for 2015 compared to 2014.

Including the BNS business, net sales increased in all major geographic regions except the U.S. Net sales to customers outside the U.S. comprised 51% of total net sales for 2015 compared to 45% for 2014.

From a segment perspective, the year-over-year decrease in net sales for 2015 was due primarily to lower net sales in our Wireless segment as discussed above. The Broadband segment also experienced lower net sales but these decreases were partially offset by higher net sales in our Enterprise segment and the addition of the acquired BNS business (fully reported in the BNS segment). For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Year ended December 31,		Change
	2015	2014	$	%
	(dollars in millions)
Gross profit	$1,345.8	$1,397.3	$(51.5)	(3.7)%
Gross margin percent	35.3%	36.5%
SG&A expense	687.4	484.9	202.5	41.8
As a percent of sales	18.1%	12.7%
R&D expense	136.0	125.3	10.7	8.5
As a percent of sales	3.6%	3.3%

Gross profit (net sales less cost of sales). Gross profit for 2015 was negatively affected by BNS purchase accounting adjustments of $81.6 million, primarily related to the mark-up of inventory to its estimated fair value less the estimated costs associated with its sale. Excluding this additional cost, gross margin percent was 37.5% for 2015. The increase in gross margin percent for 2015 compared to the prior year was primarily due to favorable product mix and lower material costs partially offset by the impact of lower sales volumes.

Selling, general and administrative expense. Selling, general and administrative (SG&A) expense for 2015 increased compared to the prior year primarily due to an increase of $84.8 million of transaction and integration costs mainly resulting from the BNS acquisition. In addition, the inclusion of the BNS business contributed an additional $117.8 million in SG&A expense for 2015 compared to the prior year period. During 2014, we recorded a $13.1 million reduction in SG&A expense resulting from an adjustment to the estimated fair value of contingent consideration payable related to a 2013 acquisition.

Excluding transaction and integration costs, the addition of the BNS business and the adjustments to contingent consideration payable, SG&A expense was $13.0 million lower for 2015 compared to the prior year. This decrease was primarily attributable to lower variable compensation costs that were offset partially by higher bad debt expense.

Research and development. Research and development (R&D) expense increased in 2015 compared to the prior year due to $24.8 million of R&D costs incurred by the BNS business and $5.3 million of R&D costs incurred by Airvana. Excluding BNS and Airvana, R&D expense decreased for 2015 by $19.3 million compared to the prior year, primarily as a result of a decline in variable compensation costs and benefits from cost savings initiatives in the Broadband and Wireless segments. Excluding the impact of the BNS business and Airvana, R&D expense as a percentage of sales for 2015 was 3.2% compared to 3.3% for 2014. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs and Asset impairments

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in millions)
Amortization of purchased intangible assets	$220.6	$178.3	$42.3	23.7%
Restructuring costs, net	29.5	19.3	10.2	52.8
Asset impairments	90.8	12.1	78.7	650.4

Amortization of purchased intangible assets. The amortization of purchased intangible assets was higher in 2015 compared to the prior year periods primarily due to the additional amortization resulting from the BNS acquisition.

Restructuring costs, net. The restructuring costs recorded in 2015 were primarily related to the initial phases of integrating the BNS business. The restructuring costs recognized in 2014 and the first half of 2015 were primarily related to our continued efforts to realign and lower our overall cost structure.

We expect to incur additional pretax costs of $1.3 million to $2.5 million to complete the restructuring actions announced to date. As a result of the continuing BNS integration, additional restructuring actions are expected to be identified and the resulting charges and cash requirements are expected to be material.

Asset impairments. During 2015 and 2014, we recorded goodwill impairment charges of $74.4 million and $4.9 million, respectively, in the Wireless segment, primarily as a result of lower projected future operating results for the Microwave Antenna Group (Microwave) reporting unit. During 2015, we determined that certain intangible assets in the Enterprise segment were no longer recoverable and recorded a $5.5 million impairment charge. Also, during 2015, we determined a note receivable related to a previous divestiture was impaired and recorded a charge for $10.9 million in the Broadband segment. During 2014, we determined that certain intangible assets in the Broadband segment were no longer recoverable and recorded a $7.2 million impairment charge.

Net interest expense, Other expense, net and Income taxes

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in millions)
Net interest expense	$(230.5)	$(174.0)	$(56.5)	32.5%
Other expense, net	(13.1)	(86.4)	73.3	(84.8)
Income tax expense	(8.9)	(80.3)	71.4	(88.9)

Net interest expense. In June 2015, we issued $1.5 billion of 6.0% senior notes due 2025 (the 2025 Notes) and $500.0 million of 4.375% senior secured notes due 2020 (the 2020 Notes) and we entered into a $1.25 billion term loan due 2022 (the 2022 Term Loan). The proceeds from the 2025 Notes and the 2022 Term Loan were used in funding the BNS acquisition. We incurred $77.7 million of incremental interest expense in 2015 as a result of this acquisition-related debt. The proceeds from the 2020 Notes were used to repay a portion of our existing term loans. In connection with this repayment, $6.7 million of original issue discount and debt issuance costs were written off and included in interest expense in 2015.

In May 2014, we issued $1.3 billion of senior notes at a weighted average stated interest rate of 5.25% and used substantially all of the net proceeds to redeem $1.1 billion of 8.25% senior notes that were due in 2019 (the 2019 Notes). In connection with the redemption of the 2019 Notes, we wrote off $19.1 million of debt issuance costs to interest expense in 2014.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount was 5.50% as of December 31, 2015 and 5.38% as of December 31, 2014.

Other expense, net. Foreign exchange losses of $15.1 million were included in other expense, net for 2015 compared to losses of $2.7 million for 2014.

During 2015 and 2014, we sold portions of our investment in Hydrogenics Corporation (Hydrogenics) that resulted in pretax gains of $2.7 million and $12.3 million, respectively, which were recorded in other expense, net. Other expense, net for 2014 also included our share of losses in our equity investments of $1.5 million.

In connection with the redemption of the 2019 Notes in 2014, we recorded a redemption premium of $93.9 million, which was included in other expense, net.

Income taxes. Our effective income tax rate for 2015 was negatively impacted by tax valuation allowances related to federal tax credit carryforwards, impairment charges for which minimal tax benefits were recorded and losses in certain jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable. These negative impacts were partially offset by the favorable effects of earnings in foreign jurisdictions that are generally taxed at rates lower than the U.S. statutory rate, lower levels of planned repatriation as a result of funds used outside the U.S. for a portion of the BNS purchase price, benefits recognized from adjustments related to prior years’ tax returns and a reduction in tax expense related to uncertain tax positions.

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

Segment Results

Following the BNS acquisition, management operated and managed the Company in the following four reportable segments: Wireless, Enterprise, Broadband and BNS. Management is re-evaluating its reportable segments as a result of the continuing integration of the BNS business.

	Year Ended December 31,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
Wireless	$1,938.5	50.9%	$2,469.8	64.5%	$(531.3)	(21.5)%
Enterprise	864.4	22.7	850.5	22.2	13.9	1.6
Broadband	476.1	12.5	511.1	13.3	(35.0)	(6.8)
BNS	529.6	13.9	—	NM	529.6	NM
Inter-segment eliminations	(0.8)	(0.0)	(1.8)	(0.0)	1.0

Consolidated net sales	$3,807.8	100.0%	$3,829.6	100.0%	$(21.8)	(0.6)%

Operating income (loss) by segment:
Wireless	$182.8	9.4%	$468.1	19.0%	$(285.3)	(60.9)%
Enterprise	114.0	13.2	99.8	11.7	14.2	14.2
Broadband	17.0	3.6	9.5	1.9	7.5	78.9
BNS	(132.2)	(25.0)	—	NM	(132.2)	NM

Consolidated operating income	$181.6	4.8%	$577.4	15.1%	$(395.8)	(68.5)%

Non-GAAP adjusted operating income by segment (1):
Wireless	$381.1	19.7%	$600.3	24.3%	$(219.2)	(36.5)%
Enterprise	205.2	23.7	166.6	19.6	38.6	23.2
Broadband	55.6	11.7	41.5	8.1	14.1	34.0
BNS	87.9	16.6	—	NM	87.9	NM

Non-GAAP consolidated adjusted operating income	$729.8	19.2%	$808.3	21.1%	$(78.6)	(9.7)%

NM – Not meaningful

(1)	See “Reconciliation of Non-GAAP Measures”.

Wireless Segment

We provide merchant RF wireless network connectivity solutions, metro cell, DAS and small cell solutions. Our solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy macro cell site, metro cell site, DAS and small cell solutions to meet 2G, 3G and 4G cellular coverage and capacity requirements. Our macro cell site solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors and filters. Our metro cell solutions can be found outdoors on street poles and on other urban structures and include RF delivery and connectivity solutions, equipment housing and concealment. These fully integrated outdoor systems consist of specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment. Our DAS and small cell solutions allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems. The Airvana acquisition expanded our leadership and capabilities in providing indoor wireless capacity and coverage.

The Wireless segment experienced a substantial decrease in net sales for 2015 compared to the prior year, primarily as a result of lower sales in the U.S. due to a slowdown in spending by certain domestic wireless operators. In addition to the slowdown in the U.S. during 2015, Wireless net sales were lower in the EMEA region. Wireless segment net sales in the APAC region were essentially unchanged year-over-year. The Airvana and Alifabs acquisitions provided incremental net sales to the Wireless segment of $20.4 million during 2015. Foreign exchange rate changes had a negative impact of approximately 5% on Wireless segment net sales for 2015 compared to the prior year.

Wireless segment operating income and non-GAAP adjusted operating income decreased substantially in 2015 compared to the prior year as a result of lower sales volumes. In addition to the decline in sales, Wireless segment operating income was negatively affected by a goodwill impairment charge of $74.4 million during 2015 compared to an impairment charge of $4.9 million in 2014; both charges were in the Microwave reporting unit. These impairment charges are not reflected in non-GAAP adjusted operating income. The Wireless segment also recorded higher bad debt expense in 2015 as compared to 2014. The Wireless segment reflected benefits from lower variable compensation costs as a result of its lower operating performance in 2015 as compared to 2014.

While our sales to wireless operators can be volatile, we expect longer-term demand for our Wireless products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services in developed markets. Uncertainty in the global economy or a particular region or consolidation among wireless operators may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales.

Enterprise Segment

We provide enterprise connectivity solutions for commercial buildings and data centers. We provide voice, video, data and converged solutions that support mission-critical, high-bandwidth applications including storage area networks, streaming media, data backhaul, cloud applications and grid computing. These comprehensive solutions, sold primarily under the SYSTIMAX and Uniprise brands, include optical fiber and twisted pair structured cable solutions, intelligent infrastructure software, network rack and cabinet enclosures, modular data centers and network design services.

Enterprise segment net sales for 2015 were higher than the prior year mainly due to increases in the U.S. as well as the APAC and EMEA regions. These increases were partially offset by lower net sales in the CALA region. Foreign exchange rate changes had a negative impact of approximately 1% for 2015 as compared to the prior year.

Enterprise segment operating income and non-GAAP adjusted operating income increased for 2015 compared to the prior year primarily due to higher sales volumes and favorable product mix. Enterprise segment operating income in 2015 was negatively affected by an impairment charge of $5.5 million and restructuring charges of $2.6 million which are excluded from non-GAAP adjusted operating income. Operating income for 2014 reflected a gain of $13.1 million related to adjustments to contingent consideration payable that was not included in non-GAAP adjusted operating income.

We expect near-term and long-term demand for Enterprise products to be driven by global information technology and data center spending as the ongoing need for bandwidth and intelligence in the network continues to create demand for high-performance structured connectivity solutions in the enterprise market. Uncertain global economic conditions, variability in the levels of commercial construction activity, uncertain levels of information technology spending and reductions in the levels of distributor inventories may negatively affect demand for our Enterprise products.

Broadband Segment

We provide cable and communications products that support the multi-channel video, voice and high-speed data services provided by multi-system operators (MSOs). We believe we are the leading global manufacturer of coaxial cable for hybrid fiber coaxial networks globally and a leading supplier of fiber optic cable for North American MSOs.

Broadband segment net sales were lower for 2015 compared to the prior year as a result of lower sales in all major geographic regions with the most significant decrease in the CALA region. The Broadband segment continues to prune less profitable products from its portfolio, which has resulted in lower net sales. Foreign exchange rate changes had a negative impact of approximately 1% on Broadband segment net sales for 2015 as compared to the prior year.

Despite lower net sales, Broadband segment operating income and non-GAAP adjusted operating income increased for 2015 compared to the prior year as a result of lower material costs, favorable mix and the benefit of cost reduction initiatives and product rationalization. The $10.9 million impairment of a note receivable from a previous divestiture negatively impacted Broadband segment operating income for 2015 compared to an impairment charge of $7.2 million recorded in 2014 related to certain intangible assets that were determined to no longer be recoverable. These impairment charges are not reflected in non-GAAP adjusted operating income.

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

BNS Segment

The BNS segment provides fiber-optic and copper connectivity solutions for telecom and enterprise markets as well as DAS solutions for the wireless market. The connectivity solutions offered by our BNS segment include FTTx solutions, data center solutions and central office connectivity and equipment, all of which include a robust portfolio of fiber optic connectors. Additional connectivity solutions offered by our BNS segment include fiber management systems, patch cords and panels, complete cabling systems and cable assemblies for use in office, data center, factory and residential applications. The wireless market solutions offered by our BNS segment include radio frequency distribution and distributed antenna systems to enhance wireless coverage and capacity.

We believe the acquisition of BNS will accelerate our strategy to drive profitable growth by expanding our business into attractive adjacent markets and broadening our position as a leading communications infrastructure provider. In addition, the acquisition will provide us with greater geographic and business diversity. The results of the BNS segment are included in our consolidated results of operations from the date of acquisition, August 28, 2015, through December 25, 2015, their fiscal period end.

Net sales to customers outside the U.S. comprised 58% of total BNS segment net sales for 2015. These net sales to international customers were primarily to customers in the APAC and EMEA regions.

For 2015, operating income for the BNS segment was negatively affected by charges related to purchase accounting of $81.6 million, primarily related to the mark-up of inventory to its estimated fair value less the estimated costs associated with its sale; transaction and integration costs of $73.8 million; and restructuring costs of $17.0 million. These charges are not reflected in non-GAAP adjusted operating income.

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

Net sales. All of our segments reported higher net sales for 2014 compared to 2013. The increase was primarily attributable to higher sales to domestic wireless operators in the Wireless segment as they continued to expand 4G coverage and capacity. In addition to the growth in the U.S., net sales were higher in the APAC region and EMEA regions partially offset by lower sales in the CALA for 2014 compared with 2013. Net sales to customers located outside of the U.S. comprised 45% of total net sales for both 2014 and 2013. Foreign exchange rates negatively affected net sales by less than 1% for 2014 as compared to 2013. For further details by segment, see the section titled “Segment Results” below.

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

Selling, general and administrative expense. SG&A expense for 2014 included a reduction in expense of $13.1 million resulting from an adjustment to the estimated fair value of contingent consideration payable related to the Redwood acquisition. SG&A expense for 2014 and 2013 included transaction costs of $12.1 million and $27.2 million, respectively. The 2013 transaction costs included a $20.2 million fee to terminate the Carlyle management agreement. Excluding these adjustments, SG&A expense increased by $10.8 million for 2014 compared to 2013 primarily as a result of additional sales expense in certain target markets, increases in equity-based compensation and higher cash incentive expense. These increased costs were partially offset by benefits from cost reduction initiatives. Although bad debt expense increased in 2014 as compared to 2013, the $4.4 million write-off of an uncollectible account during 2014 did not affect bad debt expense for 2014 as the account was fully reserved at the time of the write-off. The reduction in SG&A expense as a percentage of net sales for 2014 was primarily the result of higher net sales.

Research and development. R&D expense decreased for 2014 compared to 2013. Cost savings initiatives in the Broadband segment resulted in lower R&D expense during 2014. These decreases were largely offset by increased investments in R&D in our Enterprise segment. The reduction in R&D expense as a percentage of net sales for 2014 was primarily the result of higher net sales. R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

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

Net interest expense, Other expense, net and Income taxes

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in millions)
Net interest expense	$(174.0)	$(205.5)	$31.5	(15.3)%
Other expense, net	(86.4)	(48.0)	(38.4)	80.0
Income tax expense	(80.3)	(56.8)	(23.5)	41.4

Net interest expense. In May 2014, we issued $1.3 billion of new senior notes, $650.0 million of 5.00% Senior Notes due June 15, 2021 (the 2021 Notes) and $650.0 million of 5.50% Senior Notes due June 15, 2024 (the 2024 Notes) and used substantially all of the net proceeds to redeem the entire outstanding amount of the 2019 Notes. In connection with the redemption of the 2019 Notes in June 2014, we wrote off $19.1 million of deferred financing costs to interest expense. In May 2013, we issued $550.0 million of senior PIK toggle notes due June 1, 2020 (the senior PIK toggle notes), which resulted in $38.0 million of interest expense during 2014 as compared to $22.5 million in 2013.

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

Other expense, net. In connection with redeeming the 2019 Notes in June 2014 and December 2013, we paid premiums of $93.9 million and $33.0 million, respectively, which were included in other expense, net. We also incurred costs of $3.3 million during 2013, which were included in other expense, net, related to amending our senior secured term loan facility.

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

Segment Results

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

Enterprise Segment

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

Broadband Segment

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

Liquidity and Capital Resources

The following table summarizes certain key measures of our liquidity and capital resources:

	For the Year Ended December 31,
	2015	2014	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$562.9	$729.3	$(166.4)	(22.8)%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	769.2	631.5	137.7	21.8
Availability under revolving credit facility	278.2	321.7	(43.5)	(13.5)
Long-term debt, including current portion	5,243.7	2,668.9	2,574.8	96.5
Total capitalization (2)	6,466.4	3,976.5	2,489.9	62.6
Long-term debt, including current portion, as a percentage of total capitalization	81.1%	67.1%

(1)	Working capital consists of current assets of $2,004.6 million less current liabilities of $685.1 million as of December 31, 2015. Working capital consists of current assets of $1,827.6 million less current liabilities of $475.8 million as of December 31, 2014.
(2)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

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

The decrease in cash and cash equivalents during 2015 was primarily driven by funding the BNS acquisition, acquisition-related payments and principal payments on long-term debt, offset partially by positive operating performance. The increase in working capital, excluding cash and cash equivalents and current portion of long-term debt, is primarily due to the addition of the working capital of the BNS business. The net change in total capitalization during 2015 primarily reflects the increase in long-term debt that was utilized to fund a substantial portion of the BNS acquisition.

Cash Flow Overview

	For the Year Ended December 31,
	2015	2014	Dollar Change	% Change
	(dollars in millions)
Net cash generated by operating activities	$302.1	$289.4	$12.7	4.4%
Net cash used in investing activities	(3,050.6)	(76.0)	(2,974.6)	3,913.9
Net cash generated by financing activities	2,603.1	190.8	2,412.3	1,264.3

Operating Activities

During 2015, we generated $302.1 million of cash through operating activities compared to $289.4 million during 2014. Cash flow from operations for 2015 includes the payment of $96.1 million of transaction and integration costs, primarily related to the BNS acquisition. Cash flow from operations for 2014 included the payment of a $93.9 million premium related to redeeming the 2019 Notes. Excluding the transaction and integration costs paid in 2015 and the premium payment in 2014, we generated $10.5 million more from operating activities in 2015 compared to 2014 as lower operating performance in 2015 was more than offset by favorable changes in working capital. Cash flow from operations improved in 2015 despite an increase of $23.9 million in cash paid for taxes and an increase of $22.4 million in cash paid for interest due to the additional debt incurred in 2015 related to the BNS acquisition.

Investing Activities

During 2015, we acquired the BNS business and paid $2,957.5 million, net of cash acquired, using a combination of cash on hand and proceeds from the issuance of long-term debt. Also during 2015, we acquired Airvana and paid $43.5 million, net of cash acquired, using cash on hand. During 2014, we paid $46.7 million, net of cash acquired, in connection with the Alifabs acquisition and we also received $4.7 million related to the final determination of the iTRACS purchase price.

Investment in property, plant and equipment during 2015 was $56.5 million, of which $12.7 million was related to capital spending to support the BNS integration. The remainder of the investment in property, plant and equipment was primarily related to supporting improvements to manufacturing operations as well as investments in information technology (including software developed for internal use).

During 2015 and 2014, we received proceeds of $2.8 million and $12.8 million, respectively, related to the sale of a portion of our investment in Hydrogenics. During 2014, we paid $15.0 million for the purchase of a non-controlling interest in a company developing high-speed transceivers and photonic integrated circuit products.

Financing Activities

During 2015, we received $500.0 million from the issuance of the 2020 Notes which was used, together with cash on hand, to repay $500.0 million of our existing term loans. In addition, we issued $1.5 billion of 2025 Notes and borrowed $1.25 billion under the 2022 Term Loan. The proceeds from the 2025 Notes and the 2022 Term Loan were used to fund a substantial portion of the BNS acquisition. In connection with these financing transactions and the amendment of our revolving credit facility, we paid $74.3 million of debt issuance costs during 2015.

During 2015, we made a mandatory debt repayment of $3.1 million on the 2022 Term Loan and a voluntary repayment of $100 million on our senior secured term loan due 2018. We also voluntarily repurchased $13.4 million of our senior PIK toggle notes and paid a $0.3 million premium related to the repurchase.

As of December 31, 2015, we had no outstanding borrowings under our revolving credit facility and the remaining availability was approximately $278.2 million, reflecting a borrowing base of $299.6 million reduced by $21.4 million of letters of credit issued under the revolving credit facility. We expect increased capacity as the additional collateral resulting from the BNS acquisition is added to the borrowing base. During 2015, we received proceeds of $25.6 million and recognized $24.8 million of excess tax benefits related to the exercise of stock options.

During 2014, we issued $1.3 billion of new senior notes at a weighted average interest rate of 5.25%. Proceeds from the new senior notes were used to redeem the entire $1.1 billion of outstanding 2019 Notes. In connection with issuing the new senior notes, we paid financing costs of approximately $23.3 million during 2014. Also during 2014, we borrowed and repaid $15.0 million under our revolving credit facility and repaid $8.8 million of our senior secured term loans. During 2014, we received proceeds from stock option exercises and the related excess tax benefits of $23.5 million.

Future Cash Needs

We expect that our primary future cash needs will be debt service requirements (including voluntary debt repayments), funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), funding acquisitions, paying acquisition integration costs, capital expenditures, paying restructuring costs, income tax payments (including the cost of repatriation) and funding pension and other postretirement obligations. We paid $11.8 million of restructuring costs during 2015 and expect to pay an additional $41.0 million between 2016 and 2022 related to restructuring actions that have been initiated. Any future restructuring actions would likely require additional cash expenditures and such requirements may be material. As of December 31, 2015, we have an unfunded obligation related to pension and other postretirement benefits of $39.1 million including estimated pension liabilities assumed in connection with the BNS acquisition. We made contributions of $19.0 million to our pension and other postretirement benefit plans during 2015. Contributions made during 2015 include those required to comply with an agreement with the Pension Benefit Guaranty Corporation (PBGC). As of December 31, 2015, we have made all the contributions required in our agreement with the PBGC. We expect that our noncurrent employee benefit liabilities will be funded from existing cash balances and cash flow from future operations. Remaining items to be settled with TE Connectivity with regards to the acquisition include the net working capital adjustment, the pension obligation true-up and other deal-related items. While we expect the net settlement to be favorable to us, the timing of the settlements may result in us paying the pension obligation true-up of approximately $41.7 million before receiving the other settlement payments.

We may voluntarily repay existing debt or repurchase our senior notes or our senior PIK toggle notes, if market conditions are favorable and the applicable indenture and the senior secured credit facilities permit such repayment or repurchase.

Although there are no financial maintenance covenants under the terms of our senior notes or senior PIK toggle notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to Adjusted EBITDA as presented in this Annual Report on Form 10-K (see Reconciliation of Non-GAAP Measures) but also give pro forma effect to certain events, including acquisitions and savings from cost reduction initiatives. For the year ended December 31, 2015, our pro forma Adjusted EBITDA, as measured pursuant to indentures governing our notes, was $991.6 million, which included the impact of the BNS and Airvana acquisitions ($163.2 million) and savings from announced cost reduction initiatives ($38.1 million) so that the impact of the acquisitions and cost reduction initiatives are fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at December 31, 2015.

As of December 31, 2015, approximately 58% of our cash and cash equivalents was held outside the U.S. Income taxes have been provided on foreign earnings such that there would be no significant tax cost to repatriate the portion of this cash not required to meet the operational needs of our international subsidiaries. The cash tax requirements to repatriate existing funds may vary from year to year.

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

Reconciliation of Non-GAAP Measures

We believe that presenting certain non-GAAP financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We also use certain of these financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We believe these financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the terms non-GAAP adjusted operating income and non-GAAP adjusted EBITDA may vary from that of others in our industry. These financial measures should not be considered as alternatives to operating income (loss), net income (loss) or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance or operating cash flows or as measures of liquidity.

The results of the BNS segment are included in our consolidated results of operations from the date of acquisition, August 28, 2015, through December 25, 2015, their fiscal period end.

Consolidated

	Year Ended December 31,
	2015	2014	2013
	(dollars in millions)
Operating income	$181.6	$577.4	$329.7
Adjustments:
Amortization of purchased intangible assets	220.6	178.3	174.9
Restructuring costs, net	29.5	19.3	22.1
Equity-based compensation	28.7	21.1	16.1
Asset impairments	90.8	12.1	45.5
Transaction and integration costs (a)	96.9	12.1	27.2
Purchase accounting adjustments (b)	81.7	(11.9)	2.5
Other	—	—	2.1

Non-GAAP adjusted operating income	$729.8	$808.4	$620.1
Depreciation	60.6	48.8	55.2

Non-GAAP adjusted EBITDA	$790.3	$857.2	$675.3

(a)	Reflects transaction costs related to potential and consummated acquisitions, costs related to secondary stock offerings and integration costs related to the acquisition of the BNS business. The 2013 adjustment includes the $3.0 million annual management fee paid to Carlyle and the $20.2 million fee paid to terminate the management agreement with Carlyle.
(b)	Reflects non-cash charges resulting from purchase accounting adjustments. The 2014 adjustment also includes $13.1 million for the reduction in the estimated fair value of contingent consideration payable related to the Redwood acquisition.

Wireless Segment

	Year Ended December 31,
	2015	2014	2013
	(dollars in millions)
Operating income	$182.8	$468.1	$303.4
Adjustments:
Amortization of purchased intangible assets	93.4	91.3	88.1
Restructuring costs, net	7.3	16.2	24.3
Equity-based compensation	12.3	11.7	8.7
Asset impairments	74.4	4.9	9.4
Transaction and integration costs	10.8	7.6	15.5
Purchase accounting adjustments	—	0.6	—

Non-GAAP adjusted operating income	$381.1	$600.3	$449.4

Enterprise Segment

	Year Ended December 31,
	2015	2014	2013
	(dollars in millions)
Operating income	$114.0	$99.8	$66.7
Adjustments:
Amortization of purchased intangible assets	69.4	69.4	68.4
Restructuring costs, net	2.6	0.1	5.1
Equity-based compensation	7.4	6.7	5.2
Asset impairments	5.5	—	—
Transaction and integration costs	6.2	3.0	7.4
Purchase accounting adjustments	0.1	(12.5)	2.5

Non-GAAP adjusted operating income	$205.2	$166.6	$155.3

Broadband Segment

	Year Ended December 31,
	2015	2014	2013
	(dollars in millions)
Operating income (loss)	$17.0	$9.5	$(40.4)
Adjustments:
Amortization of purchased intangible assets	16.3	17.6	18.4
Restructuring costs, net	2.6	2.9	(7.3)
Equity-based compensation	2.8	2.7	2.3
Asset impairments	10.9	7.2	36.2
Transaction and integration costs	6.1	1.5	4.3
Other	—	—	2.1

Non-GAAP adjusted operating income	$55.6	$41.5	$15.4

BNS

	Year Ended December 31,
	2015	2014	2013
	(dollars in millions)
Operating loss	$(132.2)	$—	$—
Adjustments:
Amortization of purchased intangible assets	41.5	—	—
Restructuring costs, net	17.0	—	—
Equity-based compensation	6.2	—	—
Transaction and integration costs	73.8	—	—
Purchase accounting adjustments	81.6	—	—

Non-GAAP adjusted operating income	$87.9	$—	$—

Note: Components may not sum to total due to rounding

Description of the Senior Notes

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

Beginning on June 15, 2020, the 2025 Notes may be redeemed at the redemption prices listed below, plus accrued interest to the date of redemption.

Redemption in twelve-month period beginning June 15,	Percentage
2020	103.000%
2021	102.000%
2022	101.000%
2023 and thereafter	100.000%

The indentures governing the 2025 Notes limit the ability of CommScope, Inc. and most of its subsidiaries to:

•	incur more debt;

•	pay dividends and make distributions;

•	make certain investments;

•	agree to payment restrictions affecting our restricted subsidiaries;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	transfer or sell assets.

There are no financial maintenance covenants in the indentures governing the 2025 Notes. Events of default under the 2025 Notes include, among others, nonpayment of principal or interest when due, covenant defaults, bankruptcy and insolvency events and cross defaults.

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

Beginning on June 15, 2017, the 2020 Notes may be redeemed at the redemption prices listed below, plus accrued interest to the date of redemption.

Redemption in twelve-month period beginning June 15,	Percentage
2017	102.188%
2018	101.094%
2019 and thereafter	100.000%

The indentures governing the 2020 Notes limit the ability of CommScope, Inc. and most of its subsidiaries to:

•	incur more debt;

•	pay dividends and make distributions;

•	make certain investments;

•	agree to payment restrictions affecting our restricted subsidiaries;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	transfer or sell assets.

There are no financial maintenance covenants in the indentures governing the 2025 Notes. Events of default under the 2020 Notes include, among others, nonpayment of principal or interest when due, covenant defaults, bankruptcy and insolvency events and cross defaults.

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

Beginning on June 15, 2017, the 2021 Notes may be redeemed at the redemption prices listed below, plus accrued interest to the date of redemption.

Redemption in twelve-month period beginning June 15,	Percentage
2017	102.500%
2018	101.250%
2019 and thereafter	100.000%

Beginning on June 15, 2019, the 2024 Notes may be redeemed at the redemption prices listed below, plus accrued interest to the date of redemption.

Redemption in twelve-month period beginning June 15,	Percentage
2019	102.750%
2020	101.833%
2021	100.917%
2022 and thereafter	100.000%

The indentures governing the 2021 Notes and the 2024 Notes limit the ability of CommScope, Inc. and most of its subsidiaries to:

•	incur additional debt or issue certain capital stock unless a fixed charge coverage ratio is satisfied or certain other exceptions apply;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or repurchase or retire subordinated indebtedness;

•	make certain investments;

•	sell assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	permit restrictions on the ability of our subsidiaries to make distributions.

There are no financial maintenance covenants in the indentures governing the 2021 Notes and the 2024 Notes. Events of default under the 2021 Notes and 2024 Notes include, among others, nonpayment of principal or interest when due, covenant defaults, bankruptcy and insolvency events and cross defaults.

Description of the senior PIK toggle notes

In May 2013, CommScope Holdings Company, Inc. issued $550.0 million of senior PIK toggle notes that mature on June 1, 2020 (the senior PIK toggle notes). In December 2015, the Company repurchased $13.4 million of the senior PIK toggle notes. Interest on the senior PIK toggle notes is payable semi-annually in arrears on June 1 and December 1. We are required to pay interest on the senior PIK toggle notes entirely in cash, unless the “Applicable Amount,” as defined in the senior PIK toggle notes Indenture, is less than the applicable semi-annual requisite cash interest payment amount, in which case, we may elect to pay a portion of the interest due on the senior PIK toggle notes for such interest period by increasing the principal amount of the senior PIK toggle notes or by issuing new notes for up to the entire amount of the interest payment, in each case, “PIK Interest,” to the extent described in the senior PIK toggle notes Indenture. For the purposes of the senior PIK toggle notes Indenture, “Applicable Amount” generally refers to CommScope, Inc.’s then current restricted payment capacity under the instruments governing its indebtedness less $20 million plus CommScope Holdings’ cash and cash equivalents less $10 million. Cash interest on the senior PIK toggle notes accrues at the rate of 6.625% per annum. PIK Interest on the senior PIK toggle notes accrues at the rate of 7.375% per annum until the next payment of cash interest.

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

Description of the Senior Secured Credit Facilities

Revolving credit facilities

In May 2015, the Company amended its asset-based revolving credit facility to, among other things, expand the facility from $400.0 million to $550.0 million and extend the maturity date to May 2020, subject to acceleration under certain circumstances.

Our senior secured asset-based revolving credit facilities consist of a tranche A revolving credit facility available to our U.S. subsidiaries designated as co-borrowers (the U.S. Borrowers) and a tranche B revolving credit facility available to the U.S. Borrowers and to certain of our non-U.S. subsidiaries (the European Co-Borrowers). Our revolving credit facilities provide for revolving loans and letters of credit in an aggregate amount of up to $340 million for the tranche A revolving credit facility and up to $210 million for the tranche B revolving credit facility, in each case, subject to borrowing base capacity. Letters of credit are limited to $175 million for tranche A and tranche B in the aggregate. Subject to certain conditions, the revolving credit facilities may be expanded by up to $150 million in the aggregate in additional commitments. Loans under the tranche A revolving credit facility are denominated in U.S. dollars and loans under the tranche B revolving credit facility may be denominated, at our option, in either U.S. dollars, euros, pounds sterling or Swiss francs. JPMorgan Chase Bank, N.A. acts as administrative agent for the tranche A revolving credit facility and collateral agent for the revolving credit facilities, and J.P. Morgan Europe Limited acts as administrative agent for the tranche B revolving credit facility. The revolving credit facility matures on May 21, 2020, provided that such maturity date may be accelerated to the date that is 91 days prior to the maturity date of our senior secured term loan due in 2018 (the 2018 Term Loan) if on such date the aggregate outstanding principal amount of the 2018 Term Loan exceeds $250 million. We use borrowings under our revolving credit facilities to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments. We amended and restated our revolving credit facility in March 2012 to, among other things, reduce pricing and certain fees. As of December 31, 2015, we had no outstanding borrowing under our revolving credit facilities and no outstanding letters of credit.

Borrowings under our revolving credit facilities are limited by several jurisdictionally-specific borrowing base calculations based on the sum of specified percentages of eligible accounts receivable and, in certain instances, eligible inventory minus the amount of any applicable reserves. Borrowings bear interest at a floating rate, which (i) in the case of tranche A loans can be either adjusted Eurodollar rate plus an applicable margin or, at our option, a base rate plus an applicable margin, and (ii) in the case of tranche B loans shall be adjusted Eurodollar rate plus an applicable margin. We may borrow only up to the lesser of the level of our then-current respective borrowing bases and our committed maximum borrowing capacity of $550 million in the aggregate. Our ability to draw under our revolving credit facilities or issue letters of credit thereunder is conditioned upon, among other things, our delivery of prior written notice of a borrowing or issuance, as applicable, our ability to reaffirm the representations and warranties contained in our credit agreements and the absence of any default or event of default under our revolving credit facilities.

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

The following fees are applicable under each revolving credit facility: (i) an unused line fee of 0.25% per annum of the unused portion of the respective revolving credit facility; (ii) a letter of credit participation fee on the aggregate stated amount of each letter of credit equal to the applicable margin for Eurodollar rate loans, as applicable; and (iii) certain other customary fees and expenses of the lenders and agents. We are required to make prepayments under our revolving credit facilities at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under such revolving credit facility exceed the lesser of the aggregate amount of commitments in respect of such revolving credit facility and the applicable borrowing base.

Our revolving credit facilities contain customary covenants, including, but not limited to, restrictions on our ability and that of our subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets subject to their security interest, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness, enter into transactions with affiliates or change our line of business. Our revolving credit facilities require the maintenance of a fixed charge coverage ratio of 1.0 to 1.0 at the end of each fiscal quarter when excess availability for both tranche A and tranche B in total is less than the greater of $44.7 million and 10% of the aggregate borrowing base of both tranche A and tranche B in total.

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

Term loan facility

In June 2015, the Company used the proceeds from the 2020 Notes issuance to repay $500.0 million of its existing term loans. In addition, CommScope Finance LLC (a wholly owned subsidiary of the Company and an unrestricted subsidiary as defined in the agreements governing the senior secured credit facilities) borrowed an additional $1.25 billion, less $3.1 million of original issue discount, in a term loan due December 2022 (the 2022 Term Loan). The 2022 Term Loan was assumed by CommScope, Inc. as a term loan under its senior secured term loan facility.

As a result of these changes, our senior secured term loan facility consists of two tranches, the existing 2018 Term Loan and the new 2022 Term Loan. As of December 31, 2015, we had $261.9 million outstanding under the 2018 Term Loan and $1,246.9 million outstanding under the 2022 Term Loan. JPMorgan Chase Bank, N.A. acts as the administrative agent for our term loan facility.

The 2022 Term Loan has scheduled maturities of $12.5 million per year due in equal quarterly installments with the balance due at maturity. The current portion of long-term debt reflects $12.5 million of repayments under the 2022 Term Loan. The interest rate is, at the Company’s option, either (1) the base rate (which is the highest of the then current Federal Funds rate plus 0.5%, the prime rate most recently announced by JPMorgan Chase Bank, N.A., and the one-month Eurodollar rate (taking into account the Eurodollar rate floor, if any, plus 1.0%)) plus a margin of 2.00% or (2) one-, two-, three- or six-month LIBOR or, if available from all lenders, twelve-month LIBOR (selected at the Company’s option) plus a margin of 3.00%, subject to a LIBOR floor of 0.75%.

Outstanding borrowings under the 2018 Term Loan are due at final maturity in January 2018. The interest rate margin applicable to the term loans is, at the Company’s option, either (1) the base rate (which is the highest of the then current Federal Funds rate plus 0.5%, the prime rate most recently announced by JPMorgan Chase Bank,

N.A., and the one-month Eurodollar rate (taking into account the Eurodollar rate floor, if any, plus 1.0%)) plus a margin of 1.50% or (2) one-, two-, three- or six-month LIBOR or, if available from all lenders, twelve-month LIBOR (selected at the Company’s option) plus a margin of 2.50%, subject to a 0.75% LIBOR floor.

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

Our term loan facility contains customary negative covenants consistent with those applicable to the 2021 Notes and 2024 Notes, including, but not limited to, restrictions on our ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets, or enter into transactions with affiliates. We are currently in compliance with the covenants under our term loan facility.

Our term loan facility provides that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated. Such events of default are consistent with those described above for the revolving credit facilities.

Description of Certain Other Indebtedness

Certain of our subsidiaries are parties to capital leases, other loans, lines of credit and letter of credit facilities. As of December 31, 2015, there were no significant capital leases or other loans outstanding. As of December 31, 2015, there were no borrowings and approximately $10.8 million of borrowing capacity under these lines of credit. We had approximately $2.9 million in letters of credit outstanding and approximately $3.3 million of remaining capacity under these letters of credit facilities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015:

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	2016	2017-2018	2019-2020	Thereafter
	(dollars in millions)
Long-term debt, including current maturities (a)	$5,345.4	$12.5	$286.9	$1,061.6	$3,984.4
Interest on long-term debt (a)(b)	1,937.4	273.2	536.6	492.9	634.7
Operating leases	128.5	36.4	48.1	26.2	17.8
Purchase obligations (c)	7.8	7.8	—	—	—
Pension and other postretirement benefit liabilities (d)	23.6	10.6	4.2	3.4	5.4
Restructuring costs, net (e)	30.0	22.7	7.3	—	—
Unrecognized tax benefits (f)	—	—	—	—	—

Total contractual obligations	$7,472.7	$363.2	$883.1	$1,584.1	$4,642.3

(a)	No prepayment or redemption of any of our long-term debt balances has been assumed. Refer to Note 6 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information regarding the terms of our long-term debt agreements.
(b)	Interest on long-term debt excludes the amortization of deferred financing fees and original issue discount. Interest on variable rate debt is estimated based upon rates in effect as of December 31, 2015.
(c)	Purchase obligations include minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.
(d)	Amounts reflect expected contributions related to payments under the postretirement benefit plans through 2024 and expected pension contributions of $8.3 million in 2016 (see Note 10 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).
(e)	Future restructuring payments exclude payments due under lease arrangements which are included in operating leases above.
(f)	Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $53.0 million has been excluded from the presentation. We anticipate a reduction of up to $16.0 million of unrecognized tax benefits during the next twelve months (see Note 11 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

Recent Accounting Pronouncements

Adopted

During the fourth quarter of 2015, the Company adopted Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes, on a prospective basis. The guidance requires entities that present a classified balance sheet to classify all deferred taxes as noncurrent assets or noncurrent liabilities. Adoption of this ASU resulted in a reclassification of our current deferred tax assets and liabilities to non-current deferred tax assets and liabilities, respectively, in our Consolidated Balance Sheet as of December 31, 2015.

During the fourth quarter of 2015, the Company adopted ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The guidance requires that acquirers in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period that the adjustment amounts are determined and eliminates the requirement to retrospectively account for these adjustments. It also requires additional disclosure about the effects of the adjustments on prior periods. As such, adjustments in purchase accounting will not be accounted for retrospectively. There were no adjustments identified during 2015 and, as such, there are no additional disclosures.

During the second quarter of 2015, the Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Cost. The new accounting guidance requires debt issuance costs related to a recognized debt liability be reported as a deduction from the carrying amount of that debt liability. In August 2015, this guidance was clarified to add that debt issuance costs related to line of credit arrangements can be presented as an asset regardless of whether there are outstanding borrowings. The guidance has been applied retrospectively to the prior period presented. The adoption of this accounting guidance reduced the Company’s other noncurrent assets and long-term debt. The amount of unamortized debt issuance costs reported in long-term debt as of December 31, 2015 and December 31, 2014, was $97.5 million and $38.8 million, respectively.

Issued but Not Adopted

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The guidance requires that inventory be measured at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance simplifies the prior guidance by eliminating the options of measuring inventory at replacement cost or net realizable value less an approximate normal profit margin. This guidance is effective for the Company as of January 1, 2017, with early application permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new accounting standard defines a single comprehensive model in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In July 2015, the FASB issued ASU No. 2015-14 deferring the effective date by one year, with early adoption on the original effective date permitted. The Company will be required to adopt the standard as of January 1, 2018 and early adoption is permitted as of January 1, 2017 using either of two methods: (i) retrospective application to each prior reporting period presented; or (ii) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional required disclosures. The Company is currently determining its implementation approach and assessing the impact on the consolidated financial statements.

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

Interest Rate Risk

The table below summarizes the expected interest and principal payments associated with our variable rate debt outstanding as of December 31, 2015 (mainly the $1.51 billion of variable rate term loans). The principal payments presented below are based on scheduled maturities and assume no borrowings under the revolving credit facility. The interest payments presented below assume the interest rates in effect as of December 31, 2015 (see Note 6 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). The impact of a 1% increase in the interest rate index (taking into account the impact of the LIBOR floor on the term loans) on projected future interest payments on the variable rate debt is also included in the table below.

	For the year ended December 31,
	2016	2017	2018	2019	2020	There- after
	(dollars in millions)
Principal and interest payments on variable rate debt	$70.0	$69.6	$322.5	$59.9	$58.8	$1,274.3
Average cash interest rate	3.83%	3.83%	3.94%	3.94%	3.89%	3.83%
Impact of 1% increase in interest rate index	$14.5	$14.4	$12.2	$12.0	$11.9	$23.5

We also have $3.84 billion aggregate principal amount of fixed rate senior notes and senior PIK toggle notes. The table below summarizes our expected interest and principal payments related to our fixed rate debt at December 31, 2015 (assuming we make all of our interest payments on the senior PIK toggle notes at the 6.625% cash-pay interest rate).

	For the year ended December 31,
	2016	2017	2018	2019	2020	There- after
	(dollars in millions)
Principal and interest payments on fixed rate debt	$215.7	$215.7	$215.7	$215.7	$1,220.1	$3,344.8
Average cash interest rate	5.62%	5.62%	5.62%	5.62%	5.63%	5.87%

Foreign Currency Risk

Approximately 51% and 45% of net sales for 2015 and 2014, respectively, were to customers located outside the U.S. Significant changes in foreign currency exchange rates could adversely affect our international sales levels and the related collection of amounts due. In addition, a significant decline in the value of currencies used in certain regions of the world as compared to the U.S. dollar could adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. Conversely, significant increases in the value of foreign currencies as compared to the U.S. dollar could adversely affect profitability as certain product costs increase relative to a U.S. dollar-denominated sales price. The foreign currencies to which we have the greatest exposure include the Chinese yuan, euro, Brazilian real, Indian rupee, Mexican peso and Australian dollar. Local manufacturing provides a natural hedge and we continue to evaluate additional alternatives to help us reasonably manage the market risk related to foreign currency exposures.

We use derivative instruments such as forward exchange contracts to manage the risk of fluctuations in the value of certain foreign currencies. At December 31, 2015, we had foreign exchange contracts with a net unrealized loss of $4.9 million, with maturities of up to eight months and aggregate notional value of $334 million (based on exchange rates as of December 31, 2015). These instruments are not leveraged and are not held for trading or speculation. These contracts are not designated as hedges for accounting purposes and are marked to market each period through earnings and, as such, there were no unrecognized gains or losses as of December 31, 2015 or 2014. See Note 7 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion of these contracts. We may increase our use of derivative instruments to manage our economic exposure to foreign currency risk.

Commodity Price Risk

Materials, in their finished form, account for a large portion of our cost of sales. These materials, such as copper, aluminum, steel, plastics and other polymers, bimetals and optical fiber, are subject to changes in market price as they are influenced by commodity markets and supply and demand levels, among other factors. Management attempts to mitigate these risks through effective requirements planning and by working closely with key suppliers to obtain the best possible pricing and delivery terms. As of December 31, 2015, we had forward purchase commitments outstanding under take-or-pay contracts for certain metals of approximately $7.8 million that we expect to consume in the normal course of operations through the second quarter of 2016. We may begin to use derivative financial instruments to manage our economic exposure to commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CommScope Holding Company, Inc.

We have audited the accompanying consolidated balance sheets of CommScope Holding Company, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommScope Holding Company, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its classification of deferred income tax assets and liabilities and debt issuance costs and changed its method of accounting for measurement period adjustments in business combinations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommScope Holding Company, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 18, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CommScope Holding Company, Inc.

We have audited CommScope Holding Company, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CommScope Holding Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Broadband Network Solutions (BNS) business or Airvana, which are included in the 2015 consolidated financial statements of CommScope Holding Company, Inc. and, excluding intangible assets and goodwill, constituted approximately 10% of total assets as of December 31, 2015 and 14% of net sales for the year then ended. Our audit of internal control over financial reporting of CommScope Holding Company, Inc. also did not include an evaluation of the internal control over financial reporting of the BNS and Airvana businesses.

In our opinion, CommScope Holding Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of CommScope Holding Company, Inc. and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 18, 2016

CommScope Holding Company, Inc.

Consolidated Statements of Operations

and Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net sales	$3,807,828	$3,829,614	$3,480,117
Operating costs and expenses:
Cost of sales	2,462,008	2,432,345	2,279,177
Selling, general and administrative	687,389	484,891	502,275
Research and development	135,964	125,301	126,431
Amortization of purchased intangible assets	220,602	178,265	174,887
Restructuring costs, net	29,488	19,267	22,104
Asset impairments	90,784	12,096	45,529

Total operating costs and expenses	3,626,235	3,252,165	3,150,403

Operating income	181,593	577,449	329,714
Other expense, net	(13,061)	(86,405)	(48,037)
Interest expense	(234,661)	(178,935)	(208,599)
Interest income	4,128	4,954	3,107

Income (loss) before income taxes	(62,001)	317,063	76,185
Income tax expense	(8,874)	(80,291)	(56,789)

Net income (loss)	$(70,875)	$236,772	$19,396

Earnings (loss) per share:
Basic	$(0.37)	$1.27	$0.12
Diluted	$(0.37)	$1.24	$0.12

Weighted average shares outstanding:
Basic	189,876	186,905	160,641
Diluted	189,876	191,450	164,013

Comprehensive income (loss):
Net income (loss)	$(70,875)	$236,772	$19,396
Other comprehensive income (loss), net of tax:
Foreign currency loss	(80,137)	(51,411)	(4,848)
Defined benefit plans:
Change in unrecognized actuarial gain (loss)	3,571	(11,584)	(1,469)
Change in unrecognized net prior service credit	(6,181)	(6,169)	(3,313)
Gain (loss) on available-for-sale securities	(5,383)	11,892	—

Total other comprehensive loss, net of tax	(88,130)	(57,272)	(9,630)

Total comprehensive income (loss)	$(159,005)	$179,500	$9,766

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$562,884	$729,321
Accounts receivable, less allowance for doubtful accounts of $19,392 and $8,797, respectively	833,041	612,007
Inventories, net	441,815	367,185
Prepaid expenses and other current assets	166,900	67,875
Deferred income taxes	—	51,230

Total current assets	2,004,640	1,827,618
Property, plant and equipment, net of accumulated depreciation of $243,806 and $207,342, respectively	528,706	289,371
Goodwill	2,690,636	1,451,887
Other intangible assets, net	2,147,483	1,260,927
Other noncurrent assets	131,166	87,255

Total assets	$7,502,631	$4,917,058

Liabilities and Stockholders’ Equity
Accounts payable	$300,829	$177,806
Other accrued liabilities	371,743	289,006
Current portion of long-term debt	12,520	9,001

Total current liabilities	685,092	475,813
Long-term debt	5,231,131	2,659,897
Deferred income taxes	202,487	339,945
Pension and other postretirement benefit liabilities	37,102	29,478
Other noncurrent liabilities	124,099	104,306

Total liabilities	6,279,911	3,609,439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000; Issued and outstanding shares: None at December 31, 2015 or 2014	—	—
Common stock, $.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 191,368,727 and 187,831,389 at December 31, 2015 and 2014, respectively	1,923	1,888
Additional paid-in capital	2,216,202	2,141,433
Retained earnings (accumulated deficit)	(812,394)	(741,519)
Accumulated other comprehensive loss	(171,678)	(83,548)
Treasury stock, at cost: 986,222 shares and 961,566 shares at December 31, 2015 and 2014, respectively	(11,333)	(10,635)

Total stockholders’ equity	1,222,720	1,307,619

Total liabilities and stockholders’ equity	$7,502,631	$4,917,058

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net income (loss)	$(70,875)	$236,772	$19,396
Adjustments to reconcile net income (loss) to net cash generated by operating activities:
Depreciation and amortization	303,500	259,504	256,616
Equity-based compensation	28,665	21,092	16,108
Deferred income taxes	(101,826)	(33,278)	(40,722)
Asset impairments	90,784	12,096	45,529
Excess tax benefits from equity-based compensation	(24,754)	(11,411)	(229)
Changes in assets and liabilities:
Accounts receivable	(6,984)	(18,824)	(11,895)
Inventories	162,164	(4,324)	(62,141)
Prepaid expenses and other current assets	(65,271)	1,502	(27,257)
Accounts payable and other accrued liabilities	6,921	(109,922)	57,575
Other noncurrent liabilities	(13,320)	(49,265)	(21,944)
Other noncurrent assets	(11,966)	715	(3,060)
Other	5,022	(15,239)	9,725

Net cash generated by operating activities	302,060	289,418	237,701

Investing Activities:
Additions to property, plant and equipment	(56,501)	(36,935)	(36,780)
Proceeds from sale of property, plant and equipment	3,417	4,575	3,237
Cash paid for acquisitions, net of cash acquired	(3,000,991)	(41,794)	(55,770)
Proceeds from sale of businesses and long-term investments	2,817	12,761	26,502
Cash paid for long-term investments	—	(15,000)	(750)
Other	646	441	150

Net cash used in investing activities	(3,050,612)	(75,952)	(63,411)

Financing Activities:
Long-term debt repaid	(619,056)	(1,124,392)	(907,817)
Long-term debt proceeds	3,246,875	1,315,026	947,379
Long-term debt financing costs	(74,319)	(23,257)	(14,560)
Net proceeds from the issuance of common stock	—	—	433,958
Dividends paid	—	—	(538,705)
Cash paid to stock option holders	—	—	(11,295)
Proceeds from the issuance of common shares under equity-based compensation plans	25,570	12,052	1,174
Excess tax benefits from equity-based compensation	24,754	11,411	229
Other	(698)	—	(32)

Net cash generated by (used in) financing activities	2,603,126	190,840	(89,669)
Effect of exchange rate changes on cash and cash equivalents	(21,011)	(21,305)	(2,676)

Change in cash and cash equivalents	(166,437)	383,001	81,945
Cash and cash equivalents, beginning of period	729,321	346,320	264,375

Cash and cash equivalents, end of period	$562,884	$729,321	$346,320

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Year Ended December 31,
	2015	2014	2013
Number of common shares outstanding:
Balance at beginning of period	187,831,389	185,861,777	154,879,299
Issuance of shares under equity-based compensation plans	3,561,994	1,969,612	238,514
Shares repurchased under equity-based compensation plans	(24,656)	—	(25,266)
Issuance of shares	—	—	30,769,230

Balance at end of period	191,368,727	187,831,389	185,861,777

Common stock:
Balance at beginning of period	$1,888	$1,868	$1,558
Issuance of shares under equity-based compensation plans	35	20	2
Issuance of shares	—	—	308

Balance at end of period	$1,923	$1,888	$1,868

Additional paid-in capital:
Balance at beginning of period	$2,141,433	$2,101,350	$1,655,379
Issuance of shares under equity-based compensation plans	25,570	12,052	1,453
Equity-based compensation	25,087	16,620	10,639
Tax benefit from shares issued under equity-based compensation plans	24,112	11,411	229
Issuance of shares	—	—	433,650

Balance at end of period	$2,216,202	$2,141,433	$2,101,350

Retained earnings (accumulated deficit):
Balance at beginning of period	$(741,519)	$(978,291)	$(447,687)
Net income (loss)	(70,875)	236,772	19,396
Dividends paid	—	—	(538,705)
Cash payment to stock option holders	—	—	(11,295)

Balance at end of period	$(812,394)	$(741,519)	$(978,291)

Accumulated other comprehensive loss:
Balance at beginning of period	$(83,548)	$(26,276)	$(16,646)
Other comprehensive loss, net of tax	(88,130)	(57,272)	(9,630)

Balance at end of period	$(171,678)	$(83,548)	$(26,276)

Treasury stock, at cost:
Balance at beginning of period	$(10,635)	$(10,635)	$(10,322)
Net shares repurchased under equity-based compensation compensation plans	(698)	—	(313)

Balance at end of period	$(11,333)	$(10,635)	$(10,635)

Total stockholders’ equity	$1,222,720	$1,307,619	$1,088,016

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements

(In thousands, unless otherwise noted)

1.	BACKGROUND AND DESCRIPTION OF THE BUSINESS

CommScope Holding Company, Inc., along with its direct and indirect subsidiaries, is a global provider of essential infrastructure solutions for wireless, business enterprise and residential broadband networks. The Company’s solutions and services for wired and wireless networks enable high-bandwidth data, video and voice applications. CommScope’s global leadership position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions and global manufacturing and distribution scale.

On August 28, 2015, the Company acquired TE Connectivity’s Broadband Network Solutions business (BNS), in an all-cash transaction valued at approximately $3.0 billion. In June 2015, the Company borrowed $2.75 billion that was used, along with cash on hand, to fund the BNS acquisition. See Note 3 for additional discussion of the BNS acquisition and Note 6 for additional discussion of the financing transactions.

As of December 31, 2015 and 2014, funds affiliated with The Carlyle Group (Carlyle) owned 32.0% and 53.9%, respectively, of the outstanding shares of CommScope.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include CommScope Holding Company, Inc. (CommScope or the Company), along with its direct and indirect subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

The BNS acquisition was accounted for using the acquisition method of accounting and the BNS results of operations are reported in the Company’s audited consolidated financial statements from August 28, 2015, the date of acquisition, through their fiscal period ended December 25, 2015. Therefore, the Company’s consolidated results of operations for the year ended December 31, 2015 do not include the results of operations of BNS from December 26, 2015 to December 31, 2015.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents represent deposits in banks and cash invested temporarily in various instruments with a maturity of three months or less at the time of purchase.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount owed by the customer, net of allowances for estimated doubtful accounts, discounts, returns and rebates. The Company maintains allowances for doubtful accounts for estimated losses expected to result from the inability of its customers to make required payments. These estimates are based on management’s evaluation of the ability of customers to make payments, focusing on historical experience, known customer financial difficulties and age of receivable balances. Accounts receivable are charged to the allowance when determined to be no longer collectible.

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

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Long-Lived Assets

Property, Plant and Equipment

Property, plant and equipment are stated at cost, including interest costs associated with qualifying capital additions. Upon application of acquisition accounting, property, plant and equipment are measured at estimated fair value as of the acquisition date to establish a new historical cost basis. Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method. Useful lives generally range from 10 to 35 years for buildings and improvements and 3 to 10 years for machinery and equipment. Expenditures for repairs and maintenance are charged to expense as incurred. Assets that management intends to dispose of and that meet held for sale criteria are carried at the lower of the carrying value or fair value less costs to sell.

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. Goodwill impairment charges of $74.4 million, $4.9 million and $36.2 million were recorded during the years ended December 31, 2015, 2014 and 2013, respectively. See Notes 4 and 8 for further discussion of these impairment charges.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. During the years ended December 31, 2015, 2014 and 2013, the Company recognized pretax impairment charges for long-lived assets, other than goodwill impairments, of $5.5 million, $7.2 million and $9.3 million, respectively. See Notes 4 and 8 for further discussion of these impairment charges.

During the year ended December 31, 2015, the Company determined that a note receivable related to a previous divestiture was likely impaired and recorded a $10.9 million impairment charge.

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

The cumulative amount of undistributed earnings from foreign subsidiaries for which no U.S. taxes have been provided was $546.6 million as of December 31, 2015. In addition, the Company does not provide for U.S. taxes related to the foreign currency remeasurement gains and losses on its long-term intercompany loans with foreign subsidiaries. These loans are not expected to be repaid in the foreseeable future, and the foreign currency gains and losses are therefore recorded to accumulated other comprehensive income (loss).

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

Shipping and Handling Costs

CommScope includes shipping and handling costs billed to customers in net sales and includes the costs incurred to transport product to customers as cost of sales. Certain internal handling costs, which relate to activities to prepare goods for shipment, are recorded in selling, general and administrative expense and were approximately $29.3 million, $27.2 million and $27.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $13.6 million, $10.5 million and $10.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Derivative Instruments and Hedging Activities

CommScope is exposed to risks resulting from adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. CommScope’s risk management strategy includes the use of derivative financial instruments, such as forward contracts, options, cross currency swaps, certain interest rate swaps, caps and floors and non-derivative financial instruments, such as foreign-currency-denominated loans, as hedges of these risks, whenever management determines their use to be reasonable and practical. This strategy does not permit the use of derivative financial instruments for trading or speculation. The Company did not designate any transactions as hedges in the years ended December 31, 2015, 2014 or 2013. Derivative contracts are measured at fair value and are marked to market each period through earnings. As such, there were no unrecognized gains or losses as of December 31, 2015 or 2014. See Note 7 for further disclosure related to the derivative instruments and hedging activities.

The Company has elected and documented the use of the normal purchases and sales exception for normal purchase and sales contracts that meet the definition of a derivative financial instrument.

Foreign Currency Translation

For the years ended December 31, 2015, 2014 and 2013, approximately 51%, 45% and 45%, respectively, of the Company’s net sales were to customers located outside the United States (U.S.). A portion of these sales were

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

denominated in currencies other than the U.S. dollar, particularly sales from the Company’s foreign subsidiaries. The financial position and results of operations of certain of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries have been translated at the exchange rates as of the balance sheet date. Translation gains and losses are recorded to accumulated other comprehensive income (loss).

Aggregate foreign currency transaction gains and losses of the Company and its subsidiaries, such as those resulting from the settlement of receivables or payables and short-term intercompany advances in a currency other than the subsidiary’s functional currency, are recorded currently in earnings (included in other expense, net) and resulted in losses of $15.1 million, $2.7 million and $9.8 million during the years ended December 31, 2015, 2014 and 2013, respectively. Foreign currency remeasurement gains and losses related to long-term intercompany loans that are not expected to be settled in the foreseeable future are recorded to accumulated other comprehensive income (loss).

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on net income (loss) divided by the weighted average number of common shares outstanding plus the dilutive effect of potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding equity-based awards (stock options, performance share units and restricted stock units). Certain outstanding equity-based awards were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met (5.9 million, 1.4 million and

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

2.2 million shares for the years ended December 31, 2015, 2014 and 2013, respectively). Antidilutive securities for the year ended December 31, 2015 included 4.3 million shares of equity-based awards which would have been considered dilutive if the Company had not been in a net loss position.

The following table presents the basis for the earnings (loss) per share computations:

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss) for basic and diluted (loss) earnings per share	$(70,875)	$236,772	$19,396
Denominator:
Weighted average shares outstanding – basic	189,876	186,905	160,641
Dilutive effect of equity-based awards	—	4,545	3,372

Weighted average common shares outstanding – diluted	189,876	191,450	164,013

Earnings (loss) per share:
Basic	$(0.37)	$1.27	$0.12
Diluted	$(0.37)	$1.24	$0.12

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

Business Combinations

The Company uses the acquisition method of accounting for business combinations which requires assets acquired and liabilities assumed be recognized at their fair values on the acquisition date. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The fair values of the assets acquired and liabilities assumed are determined based upon the Company’s valuation and involves making significant estimates and assumptions based on facts and circumstances that existed as of acquisition date. The Company uses a measurement period following the acquisition date to gather information that existed as of the acquisition date that is needed to determine the fair value of the assets acquired and liabilities assumed. The measurement period ends once all information is obtained, but no later than one year from the acquisition date.

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

The Company manages its exposures to credit risk associated with accounts receivable using such tools as credit approvals, credit limits and monitoring procedures. CommScope estimates the allowance for doubtful accounts based on the actual payment history and individual circumstances of significant customers as well as the age of receivables. In management’s opinion, as of December 31, 2015, the Company did not have significant unreserved risk of credit loss due to the nonperformance of customers or other counterparties related to amounts receivable. However, an adverse change in financial condition of a significant customer or group of customers or in the telecommunications industry could materially affect the Company’s estimates related to doubtful accounts.

The principal raw materials purchased by CommScope (copper, aluminum, steel, plastics and other polymers, bimetals and optical fiber) are subject to changes in market price as these materials are linked to various commodity markets. The Company attempts to mitigate these risks through effective requirements planning and by working closely with its key suppliers to obtain the best possible pricing and delivery terms.

Recent Accounting Pronouncements

Adopted

During the fourth quarter of 2015, the Company adopted Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes, on a prospective basis. The guidance requires organizations that present a classified balance sheet to classify all deferred taxes as noncurrent assets or noncurrent liabilities. Adoption of this ASU resulted in a reclassification of our current deferred tax assets and liabilities to non-current deferred tax assets and liabilities, respectively, in our Consolidated Balance Sheet as of December 31, 2015.

During the fourth quarter of 2015, the Company adopted ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The guidance requires that acquirers in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period that the adjustment amounts are determined and eliminates the requirement to retrospectively account for these adjustments. It also requires additional disclosure about the effects of the adjustments on prior periods. As such, adjustments in purchase accounting will not be accounted for retrospectively. There were no adjustments identified during 2015 and, as such, there are no additional disclosures.

During the second quarter of 2015, the Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Cost. The new accounting guidance requires debt issuance costs related to a recognized debt liability be reported as a deduction from the carrying amount of that debt liability. In August 2015, this guidance was clarified to add that debt issuance costs related to line of credit arrangements can be presented as an asset regardless of whether there are outstanding borrowings. The guidance has been applied retrospectively to the prior period presented. The adoption of this accounting guidance reduced the Company’s other noncurrent assets and long-term debt. The amount of unamortized debt issuance costs reported in long-term debt as of December 31, 2015 and December 31, 2014, was $97.5 million and $38.8 million, respectively.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Issued but Not Adopted

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The guidance requires that inventory be measured at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance simplifies the prior guidance by eliminating the options of measuring inventory at replacement cost or net realizable value less an approximate normal profit margin. This guidance is effective for the Company as of January 1, 2017, with early application permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new accounting standard defines a single comprehensive model in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In July 2015, the FASB issued ASU No. 2015-14 deferring the effective date by one year, with early adoption on the original effective date permitted. The Company will be required to adopt the standard as of January 1, 2018 and early adoption is permitted as of January 1, 2017 using either of two methods: (i) retrospective application to each prior reporting period presented; or (ii) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional required disclosures. The Company is currently determining its implementation approach and assessing the impact on the consolidated financial statements.

3.	ACQUISITIONS AND DIVESTITURES

Acquisitions

Broadband Network Solutions

On August 28, 2015, the Company acquired TE Connectivity’s BNS business in an all-cash transaction. The Company paid $3,021.2 million ($2,957.5 million net of cash acquired) and recorded an asset of $9.8 million in other current assets on the Consolidated Balance Sheet for an estimated net refund of the purchase price based on the net of the working capital and pension obligation adjustments. For the period following the acquisition of BNS, net sales of $529.6 million and an operating loss of $132.2 million were reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015. BNS is a reportable segment as of December 31, 2015.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The purchase price for BNS was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill as shown in the following table (in millions):

Estimated Fair Value
Cash and cash equivalents	$63.7
Accounts receivable	249.5
Inventories	251.8
Other current assets	36.0
Property, plant and equipment	257.4
Goodwill	1,314.6
Identifiable intangible assets	1,094.9
Other noncurrent assets	22.1
Current liabilities	(231.7)
Noncurrent pension liabilities	(18.1)
Other noncurrent liabilities	(28.8)

Net acquisition cost	$3,011.4

The goodwill arising from the preliminary purchase price allocation of the BNS acquisition is believed to result from the Company’s reputation in the marketplace and assembled workforce. A significant portion of the goodwill is expected to be deductible for income tax purposes.

Various valuation techniques were used to estimate the fair value of the assets acquired and the liabilities assumed which use significant unobservable inputs, or Level 3 inputs as defined by the fair value hierarchy. Using these valuation approaches requires the Company to make significant estimates and assumptions. The Company is finalizing its value of identifiable intangible assets; property, plant and equipment; pension liabilities; deferred taxes; and other various assets and liabilities. As additional information is obtained, adjustments will be made to the purchase price allocation. The estimated fair values are expected to change as the Company completes its valuation analyses and purchase price allocation.

The table below summarizes the preliminary valuations of the intangible assets acquired that were determined by management to meet the criteria for recognition apart from goodwill. The values presented below are preliminary estimates and are subject to change as management completes its valuation of the BNS acquisition.

	Estimated Fair Value (in millions)	Weighted Average Estimated Useful Life (in years)
Customer contracts and relationships	$757.4	12
Trademarks	53.3	7
Patents and technologies	284.2	7

Total amortizable intangible assets	$1,094.9

There were certain foreign assets acquired and liabilities assumed in the BNS acquisition for which title has not yet transferred although the consideration was paid as part of the overall purchase price discussed above. The Company expects these transfers to be fully completed during 2016 and does not anticipate any significant risks to executing such transfers. In the interim, TE Connectivity will continue to conduct the business operations, as directed by and for the sole benefit or detriment of CommScope. For the year ended December 31, 2015, net sales related to the BNS operations that have not formally transferred were included in the Company’s

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

consolidated net sales and represented less than 2% of the Company’s net sales. As of December 31, 2015, the investment in these BNS operations was reported in other non-current assets on the Consolidated Balance Sheet. The total assets related to these operations represented less than 1% of the Company’s total assets as of December 31, 2015.

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

The following table presents unaudited pro forma consolidated results of operations for CommScope for the years ended December 31, 2015 and 2014 as though the BNS acquisition had been completed as of January 1, 2014 (in millions, except per share amounts):

	Year Ended December 31,
	2015	2014
Revenue	$4,978.4	$5,721.4
Net income	46.7	157.3
Net income per diluted share	0.24	0.82

These pro forma results reflect adjustments for net interest expense for the debt related to the acquisition; depreciation expense for property, plant and equipment that has been adjusted to its estimated fair value; amortization for intangible assets with finite lives identified separate from goodwill; equity-based compensation for equity awards issued to BNS employees; and the related income tax impacts of these adjustments. The pro forma results for the year ended December 31, 2015 exclude $65.9 million of transaction costs, $27.7 million of integration costs and $81.6 million of additional cost of goods sold related to the inventory mark up included in the purchase price allocation as these costs are nonrecurring to the Company.

Airvana

On October 1, 2015, the Company acquired the assets and assumed certain liabilities of Airvana LP (Airvana), a provider of small cell solutions for wireless networks. The Company paid $44.1 million ($43.5 million net of cash acquired) and recorded a liability for $1.0 million for the remaining payment due. Airvana provides 4G LTE and 3G small cell solutions that enable communication and access to information and entertainment in challenging and high-value environments, such as office buildings, public venues and homes. Net sales of Airvana products reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) were $4.2 million for the year ended December 31, 2015 and are reported in the Wireless segment.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The preliminary allocation of the purchase price, based on estimates of the fair values of assets acquired and liabilities assumed, is as follows (in millions):

Estimated Fair Value
Cash and cash equivalents	$0.6
Accounts receivable	4.2
Other assets	3.7
Property, plant and equipment	2.5
Goodwill	20.2
Identifiable intangible assets	19.1
Less: Liabilities assumed	(5.2)

Net acquisition cost	$45.1

The goodwill arising from the purchase price allocation of the Airvana acquisition is believed to result from the company’s reputation in the marketplace and assembled workforce and is expected to be deductible for income tax purposes.

As additional information is obtained, adjustments may be made to the preliminary purchase price allocation. The Company is still finalizing the estimated fair value of certain of the tangible and intangible assets acquired.

Alifabs Group

In July 2014, the Company acquired two businesses of United Kingdom-based Alifabs Group (Alifabs) for $48.8 million ($46.7 million, net of cash acquired). Alifabs is a designer and supplier of enclosures, monopoles, smaller streetworks towers and tower solutions for the United Kingdom telecommunications, utility and energy markets. Net sales of Alifabs products reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) were $41.4 million and $25.2 million for the year ended December 31, 2015 and 2014, respectively, and are reported in the Wireless segment.

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

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Redwood Systems, Inc.

In July 2013, the Company acquired Redwood Systems, Inc. (Redwood), for an initial payment of $9.8 million and contingent consideration payable in 2015 that had an estimated fair value of $12.4 million as of the acquisition date. During the year ended December 31, 2014, the estimated fair value of the liability for contingent consideration was reduced to zero and no payments have been or will be made. During the year ended December 31, 2014, the Company recorded a $13.1 million reduction in SG&A expense resulting from the adjustment to the estimated fair value of contingent consideration payable related to the Redwood acquisition.

Divestitures

BiMetals Sale

In December 2013, the Company sold certain assets of its BiMetals business. The Company received $23.0 million in cash and a note with a face value of $15.0 million and a term of up to 7 years. The estimated fair value of the note was $9.8 million. A portion of the Company’s identified intangible assets ($2.9 million) and goodwill ($6.5 million) were allocated to the sale transaction. The Company recorded a net gain on the transaction of $18.7 million that was reported in restructuring costs, net on the Consolidated Statements of Operations and Comprehensive Income (Loss). The gain on sale was reported in the Broadband segment.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets other than goodwill as of December 31, 2015 and 2014 (in millions):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer base	$1,929.5	$587.0	$1,342.5	$1,167.8	$450.1	$717.7
Trade names and trademarks	608.7	145.5	463.2	555.5	111.6	443.9
Patents and technologies	528.8	187.1	341.7	236.9	137.8	99.1
Non-compete agreements	0.3	0.2	0.1	0.3	0.1	0.2

Total intangible assets	$3,067.3	$919.8	$2,147.5	$1,960.5	$699.6	$1,260.9

During 2015, the Company determined that certain patent and technologies intangible assets in the Enterprise segment were no longer recoverable and recorded a pretax $5.5 million impairment charge in asset impairments on the Consolidated Statement of Operations and Comprehensive Income (Loss). During 2014, as a result of reduced expectations of future cash flows of a product line in the Broadband Segment, certain intangible assets were determined to be impaired. A pretax charge of $7.2 million was recognized, which consisted of $2.6 million of customer base, $0.2 million of trade names and trademarks, and $4.4 million of patents and technologies intangible assets recorded in asset impairments on the Consolidated Statements of Operations and Comprehensive Income (Loss).

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The Company’s finite-lived intangible assets are being amortized on a straight-line basis over the weighted-average amortization periods in the following table. The aggregate weighted-average amortization period is 11.9 years.

Weighted- Average Amortization Period
(in years)
Customer base	11.0
Trade names and trademarks	18.8
Patents and technologies	6.9
Non-compete agreements	4.0

Amortization expense for intangible assets was $220.6 million, $178.3 million and $174.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated amortization expense for the next five years is as follows (in millions):

Estimated Amortization Expense
2016	$293.8
2017	268.1
2018	257.0
2019	228.3
2020	222.0

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The following table presents the allocation of goodwill by reportable segment (in millions):

	Wireless	Enterprise	Broadband	BNS	Total
Goodwill, gross as of December 31, 2012	$824.8	$636.5	$92.8	$—	$1,554.1
Preliminary purchase price allocations	—	23.0	—	—	23.0
Goodwill allocated to BiMetals sale	—	—	(6.5)	—	(6.5)
Foreign exchange	(3.7)	—	—	—	(3.7)

Goodwill, gross, as of December 31, 2013	821.1	659.5	86.3	—	1,566.9
Acquisitions and adjustments to purchase price allocations	15.3	(5.7)	—	—	9.6
Foreign exchange	(3.3)	—	—	—	(3.3)

Goodwill, gross, as of December 31, 2014	833.1	653.8	86.3	—	1,573.2
Preliminary purchase price allocations	20.2	—	—	1,314.6	1,334.8
Foreign exchange	(3.1)	—	—	(18.6)	(21.7)

Goodwill, gross, as of December 31, 2015	850.2	653.8	86.3	1,296.0	2,886.3

Accumulated impairment charges as of December 31, 2012	$(80.2)	$—	$—	$—	$(80.2)
Impairment charges for year ended December 31, 2013	—	—	(36.2)	—	(36.2)

Accumulated impairment charges as of December 31, 2013	(80.2)	$—	$(36.2)	$—	$(116.4)
Impairment charges for year ended December 31, 2014	(4.9)	—	—	—	(4.9)

Accumulated impairment charges as of December 31, 2014	(85.1)	—	(36.2)	—	(121.3)
Impairment charges for year ended December 31, 2015	(74.4)	—	—	—	(74.4)

Accumulated impairment charges as of December 31, 2015	$(159.5)	$—	$(36.2)	$—	$(195.7)

Goodwill, net, as of December 31, 2015	$690.7	$653.8	$50.1	$1,296.0	$2,690.6

During 2015, management determined that an indicator of possible impairment existed for the Microwave Antenna Group (Microwave) reporting unit in the Wireless segment as a result of lower than expected levels of sales and operating income during 2015 and the effect of market conditions on the projected future operations of the business. A step one goodwill impairment test was performed using a discounted cash flow (DCF) valuation model. The significant assumptions in the DCF model are the annual revenue growth rate, the annual operating income margin and the discount rate used to determine the present value of the cash flow projections. The discount rate used for the Microwave reporting unit valuation was 10.5% as compared to 11.0% in the 2014 annual test and was based on the estimated weighted average cost of capital as of the test date for market participants in the industry in which the Microwave reporting unit operates. Based on the estimated fair values generated by the DCF model, the Microwave reporting unit did not pass step one of the goodwill impairment test. A step two analysis was performed and a goodwill impairment charge of $74.4 million was recorded. The goodwill impairment charge resulted primarily from lower future projected operating results for the Microwave reporting unit.

During 2014, a goodwill impairment charge of $4.9 million was recorded in the Microwave reporting unit using a DCF model. The discount rate used was 11.0% compared to the same discount rate used in the 2013 annual test.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The goodwill impairment charge resulted primarily from lower projected future operating results than those used in the 2013 annual test.

5.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Allowance for Doubtful Accounts

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year Ended December 31, 2013	$14,555	$(757)	$1,181	$12,617
Year Ended December 31, 2014	12,617	772	4,592	8,797
Year Ended December 31, 2015	8,797	12,508	1,913	19,392

(1)	Uncollectible customer accounts written off, net of recoveries of previously written off customer accounts. Includes the write-off of one fully reserved uncollectible account of $4,399 for the year ended December 31, 2014.

Inventories

	December 31,
	2015	2014
Raw materials	$114,329	$90,486
Work in process	131,030	105,739
Finished goods	196,456	170,960

	$441,815	$367,185

Property, Plant and Equipment

	December 31,
	2015	2014
Land and land improvements	$55,751	$33,711
Buildings and improvements	219,953	149,596
Machinery and equipment	463,955	306,454
Construction in progress	32,853	6,952

	772,512	496,713
Accumulated depreciation	(243,806)	(207,342)

	$528,706	$289,371

Depreciation expense was $60.6 million, $48.8 million and $55.2 million during the years ended December 31, 2015, 2014 and 2013, respectively. No interest was capitalized during 2015, 2014 or 2013.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Investments

The Company owns shares of Hydrogenics Corporation (Hydrogenics), a publicly traded company that supplies hydrogen generators and hydrogen-based power modules and fuel cells for various uses. These shares are accounted for as available-for-sale securities and are carried at fair value with changes in fair value recorded, net of tax, in other comprehensive income (loss). This investment is recorded in other noncurrent assets on the Consolidated Balance Sheets.

The following table presents information related to the Company’s investment in Hydrogenics:

	December 31, 2015	December 31, 2014
Shares owned	1,332	1,534
Cost basis	$997	$1,150
Fair value	$11,683	$20,392
Pretax unrealized gain in accumulated other comprehensive income (loss)	$10,685	$19,242

The following table provides information related to the sale of shares in Hydrogenics:

	Year Ended December 31,
	2015	2014
Shares sold	202	653
Proceeds received	$2,817	$10,261
Pretax gain realized	$2,664	$9,773

Gains on the sale of Hydrogenics shares have been determined using the average cost method and are recorded in other expense, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Accrued Liabilities

	December 31,
	2015	2014
Compensation and employee benefit liabilities	$108,852	$122,291
Deferred revenue	23,811	25,888
Product warranty accrual	17,964	17,054
Accrued interest	12,468	8,952
Restructuring reserve	24,480	5,657
Income taxes payable	38,417	35,302
Accrued value-added taxes	24,880	6,576
Accrued professional fees	14,303	7,147
Other	106,568	60,139

	$371,743	$289,006

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Year Ended December 31,
	2015	2014
Foreign currency translation
Balance, beginning of period	$(80,483)	$(29,072)
Other comprehensive loss	(80,019)	(51,311)
Amounts reclassified from AOCL	(118)	(100)

Balance, end of period	$(160,620)	$(80,483)

Pension and other postretirement benefit activity
Balance, beginning of period	$(14,957)	$2,796
Other comprehensive income (loss)	3,814	(11,562)
Amounts reclassified from AOCI (AOCL)	(6,424)	(6,191)

Balance, end of period	$(17,567)	$(14,957)

Available-for-sale securities
Balance, beginning of period	$11,892	$—
Other comprehensive income (loss)	(3,735)	13,771
Amounts reclassified from AOCI	(1,648)	(1,879)

Balance, end of period	$6,509	$11,892

Net AOCL, end of period	$(171,678)	$(83,548)

Amounts reclassified from net AOCL related to foreign currency translation and available-for-sale securities are recorded in other expense, net in the Consolidated Statements of Operations and Comprehensive Income (Loss). Defined benefit plan amounts reclassified from net AOCL are included in the computation of net periodic benefit income and are primarily recorded in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Cash Flow Information

	Year Ended December 31,
	2015	2014	2013
Cash paid during the period for:
Income taxes, net of refunds	$122,571	$98,636	$80,888
Interest	207,331	184,925	199,339
Noncash investing and financing activities:
Noncash acquisition consideration	—	—	12,400
Noncash consideration received for sale of assets	—	—	11,398
Acquisition of treasury stock resulting from stock option exercises	—	—	279

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

6.	FINANCING

	December 31,
	2015	2014
6.00% senior notes due June 2025	$1,500,000	$—
5.50% senior notes due June 2024	650,000	650,000
5.00% senior notes due June 2021	650,000	650,000
Senior PIK toggle notes due June 2020	536,630	550,000
4.375% senior secured notes due June 2020	500,000	—
Senior secured term loan due December 2022	1,246,875	—
Senior secured term loan due January 2018	261,875	518,438
Senior secured term loan due January 2017	—	345,625
Senior secured revolving credit facility expires May 2020	—	—
Other	19	408

Total face value of debt	$5,345,399	$2,714,471
Less: Original issue discount, net of amortization	(4,234)	(6,746)
Less: Debt issuance costs, net of amortization	(97,514)	(38,827)
Less: Current portion	(12,520)	(9,001)

Total long-term debt	$5,231,131	$2,659,897

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

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

In connection with issuing the 2025 Notes, the Company incurred costs of approximately $35.9 million during the year ended December 31, 2015, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the notes.

5.00% Senior Notes Due 2021 and 5.50% Senior Notes Due 2024

In May 2014, CommScope, Inc., a direct wholly owned subsidiary of the Company, issued $650.0 million of 5.00% Senior Notes due June 15, 2021 (the 2021 Notes) and $650.0 million of 5.50% Senior Notes due June 15, 2024 (the 2024 Notes). Interest is payable on the 2021 Notes and the 2024 Notes semi-annually in arrears on June 15 and December 15 of each year.

Proceeds from the 2021 Notes and the 2024 Notes were used to redeem the entire outstanding amount of the 8.25% senior notes due January 2019 (the 2019 Notes) plus pay a redemption premium of $93.9 million, which was included in other expense, net for the year ended December 31, 2014. The remainder of the net proceeds was available for general corporate purposes. In connection with the redemption of the 2019 Notes, the Company wrote off $19.1 million of deferred financing costs to interest expense during the year ended December 31, 2014.

Each of the Company’s existing and future direct and indirect domestic subsidiaries that guarantees the senior secured credit facilities guarantees the 2021 Notes and the 2024 Notes on a senior unsecured basis. The 2021 Notes, the 2024 Notes and the guarantees are unsecured senior obligations ranking equal in right of payment to all of the Company’s and the guarantors’ existing and future senior indebtedness, including its senior secured credit facilities. However, the 2021 Notes, the 2024 Notes and guarantees are effectively junior to all of the Company’s and the guarantors’ existing and future secured debt, including its senior secured credit facilities, to the extent of the value of the assets securing such secured debt. In addition, the 2021 Notes and the 2024 Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2021 Notes and the 2024 Notes, including indebtedness incurred by certain of the Company’s non-U.S. subsidiaries under the revolving credit facility.

The 2021 Notes and the 2024 Notes may be redeemed prior to maturity under certain circumstances. Upon certain change of control events, the 2021 Notes and the 2024 Notes may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest to the date of purchase. Prior to June 15, 2017 in the case of the 2021 Notes and June 15, 2019 in the case of the 2024 Notes, the 2021 Notes and the 2024 Notes may be redeemed at a redemption price equal to 100% of their principal amount, plus a make-whole premium (as defined in the indentures governing the New Notes), plus accrued and unpaid interest to the redemption date. On or prior to June 15, 2017, under certain circumstances, the Company may also redeem up to 40% of the aggregate principal amount of each series of the 2021 Notes and the 2024 Notes at a redemption price of 105.0% in the case of the 2021 Notes or 105.5% in the case of the 2024 Notes, plus accrued and unpaid interest to the redemption date using the proceeds of certain equity offerings.

In connection with issuing the 2021 Notes and the 2024 Notes, the Company incurred costs of approximately $23.3 million during the year ended December 31, 2014, which were treated as a reduction of long-term debt and are being amortized over the terms of the notes.

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

In December 2015, the Company repurchased $13.4 million of the senior PIK toggle notes. The repurchase resulted in a $0.3 million loss which is reflected in other expense, net. In connection with the repurchase, $0.2 million of debt issuance costs were written off and included in interest expense.

Interest is due on the senior PIK toggle notes semi-annually in arrears on each June 1 and December 1. For each interest period, the Parent Company is required to pay interest on the senior PIK toggle notes entirely in cash, unless the Applicable Amount, as defined in the indenture governing the senior PIK toggle notes (the PIK Notes Indenture), is less than the applicable semi-annual requisite interest payment amount, in which case, the Parent Company may elect to pay a portion of the interest due on the senior PIK toggle notes for such interest period by increasing the principal amount of the senior PIK toggle notes or by issuing new notes for up to the entire amount of the interest payment (in each case, PIK interest) to the extent described in the PIK Notes Indenture. Cash interest on the senior PIK toggle notes will accrue at the rate of 6.625% per annum. PIK interest on the senior PIK toggle notes will accrue at the rate of 7.375% per annum until the next payment of cash interest. The interest payments on the senior PIK toggle notes during the years ended December 31, 2015 and 2014 were paid in cash.

For the purposes of the PIK Notes Indenture, “Applicable Amount” generally refers to the Company’s then current restricted payment capacity under the instruments governing the Company’s other indebtedness, less $20 million, and plus the Parent Company’s cash and cash equivalents less $10 million. Based on the Applicable Amount as of December 31, 2015, the Parent Company would be required to make its next interest payment on the senior PIK toggle notes entirely in cash.

The senior PIK toggle notes are structurally subordinated to all indebtedness and other liabilities of the Parent Company’s subsidiaries. Claims of creditors of such subsidiaries, including trade creditors, will have priority with respect to the assets and earnings of such subsidiaries over the holders of the senior PIK toggle notes. The Parent Company is a holding company with no material operations of its own and is, therefore, dependent upon the revenues and cash flows of its subsidiaries to service its debt obligations.

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

The 2020 Notes are guaranteed on a senior secured basis by CommScope Holding Company, Inc. and its domestic restricted subsidiaries, subject to certain exceptions, and are secured by a first priority lien on certain of the Company’s non-current assets in the U.S. and a second priority lien on current assets in the U.S.

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

In connection with issuing the 2020 Notes, the Company incurred costs of approximately $8.5 million during the year ended December 31, 2015, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the notes.

Senior Secured Credit Facilities

In May 2015, the Company amended its asset-based revolving credit facility to, among other things, expand the facility from $400.0 million to $550.0 million and extend the maturity date to May 2020, subject to acceleration under certain circumstances. In connection with this amendment, the Company incurred costs of approximately $0.3 million during the year ended December 31, 2015, which were recorded in other noncurrent assets and are being amortized over the term of the revolving credit facility. As of December 31, 2015, the Company had no outstanding borrowings under its revolving credit facility and the Company did not borrow under its revolving credit facility during the year ended December 31, 2015. As of December 31, 2015, the Company had availability of approximately $278.2 million under its revolving credit facility, after giving effect to borrowing base limitations and outstanding letters of credit. The expanded facility is expected to be reflected in the Company’s availability in 2016 once the additional collateral resulting from the BNS acquisition is added to the borrowing base.

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

The senior secured term loans are secured by a first priority lien on certain of the Company’s non-current assets in the U.S. and a second priority lien on current assets in the U.S. The asset-based revolving credit facility is secured by a first priority lien on certain of the Company’s current assets in the U.S. and several European countries, and a second priority lien on the Company’s non-current assets in the U.S.

During the year ended December 31, 2015, the Company repaid $605.3 million of its senior secured term loans. In connection with early voluntary repayments of term loans, $7.9 million of original issue discount and debt

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

issuance costs were written off and included in interest expense during the year ended December 31, 2015. The Company incurred costs of approximately $29.7 million during the year ended December 31, 2015 related to the additional borrowings under the term loan facility. These costs were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the 2022 Term Loan.

No portion of the senior secured term loans was reflected as a current portion of long-term debt as of December 31, 2015 related to the potentially required excess cash flow payment because the amount that may be payable in 2016, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2015 related to 2014.

Other Matters

The following table summarizes scheduled maturities of long-term debt as of December 31, 2015 (in millions):

	2016	2017	2018	2019	2020	Thereafter
Scheduled maturities of long-term debt	$12.5	$12.5	$274.4	$12.5	$1,049.1	$3,984.4

The Company’s non-guarantor subsidiaries held approximately $2,848 million, or 38%, of total assets and approximately $468 million, or 8%, of total liabilities as of December 31, 2015 and accounted for approximately $1,723 million, or 45%, of net sales for the year ended December 31, 2015. As of December 31, 2014, the non-guarantor subsidiaries held approximately $1,089 million, or 22%, of total assets and approximately $282 million, or 8%, of total liabilities. For the year ended December 31, 2014, the non-guarantor subsidiaries accounted for approximately $1,519 million, or 40%, of net sales. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.50% at December 31, 2015 and 5.38% at December 31, 2014.

7.	DERIVATIVES AND HEDGING ACTIVITIES

The Company uses forward contracts to hedge a portion of its exposure to balances denominated in currencies other than the functional currency of various subsidiaries and to manage exposure to certain planned foreign currency expenditures in order to mitigate the impact of changes in exchange rates. As of December 31, 2015, the Company had outstanding foreign exchange contracts with maturities of up to eight months and aggregate notional values of $334 million (based on exchange rates as of December 31, 2015). Unrealized gains and losses resulting from these contracts are recognized in other expense, net and partially offset corresponding foreign exchange gains and losses on the balances being hedged. These instruments are not held for speculative or trading purposes. These contracts are not designated as hedges for hedge accounting and are marked to market each period through earnings.

The following table presents the balance sheet location and fair value of the Company’s derivatives:

		Fair Value of Asset (Liability)
	Balance Sheet Location	December 31, 2015	December 31, 2014
Foreign currency contracts	Prepaid expenses and other current assets	$1,051	$1,165
Foreign currency contracts	Other accrued liabilities	(5,945)	(3,584)

Total derivatives not designated as hedging instruments		$(4,894)	$(2,419)

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The pretax impact of the foreign currency forward contracts, both matured and outstanding, on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Gain (Loss) Recognized
Year ended December 31, 2015	Other expense, net	$(14,309)
Year ended December 31, 2014	Other expense, net	$(10,273)
Year ended December 31, 2013	Other expense, net	$9,010

8.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, available-for-sale securities, debt instruments and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2015 and December 31, 2014 were considered representative of their fair values due to their short terms to maturity. The fair value of the Company’s available-for-sale securities was based on quoted market prices. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s available-for-sale securities, foreign currency contracts, and debt instruments as of December 31, 2015 and December 31, 2014, are as follows:

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Available-for-sale securities	$11,683	$11,683	$20,392	$20,392	Level 1
Foreign currency contracts	1,051	1,051	1,165	1,165	Level 2
Liabilities:
6.00% senior notes due 2025	1,500,000	1,430,700	—	—	Level 2
5.50% senior notes due 2024	650,000	617,500	650,000	640,250	Level 2
5.00% senior notes due 2021	650,000	619,125	650,000	643,500	Level 2
Senior PIK toggle notes due 2020	536,630	544,679	550,000	566,500	Level 2
4.375% senior secured notes due 2020	500,000	500,000	—	—	Level 2
Senior secured term loan due 2022, at par	1,246,875	1,243,727	—	—	Level 2
Senior secured term loan due 2018, at par	261,875	260,068	518,438	513,254	Level 2
Senior secured term loan due 2017, at par	—	—	345,625	342,169	Level 2
Foreign currency contracts	5,945	5,945	3,584	3,584	Level 2

Non-Recurring Fair Value Measurements

During the year ended December, 31 2015, the Company recorded the following pretax impairment charges that resulted from fair value measurements based on level 3 valuation inputs:

•	Goodwill impairment charge of $74.4 million related to the Wireless segment as a result of reduced expectations of future cash flows from one of its reporting units in the third quarter of 2015.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

•	Impairment charge of $5.5 million related to certain intangible assets in the Enterprise segment that were no longer recoverable as of December 31, 2015.

During the year ended December 31, 2014, the Company recorded the following pretax impairment charges that resulted from fair value measurements based on level 3 valuation inputs:

•	Goodwill impairment charge of $4.9 million related to the Wireless segment in the third quarter of 2014.

•	Impairment charge of $7.2 million to reduce certain intangible assets in the Broadband segment to their estimated fair value in the second quarter of 2014.

In connection with restructuring actions during the year ended December 31, 2014, the Company recorded a pretax charge of $8.1 million as of December 31, 2014, related to the unused portion of its leased facility in Joliet, Illinois, that is currently available for sublease. This charge was based on level 3 valuation inputs and recorded in restructuring costs, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Prior to the acquisition of the BNS business, the Company initiated restructuring actions to realign and lower its cost structure primarily through workforce reductions and other cost reduction initiatives, including the cessation of manufacturing operations at various facilities. Production capacity from these facilities has been shifted to other existing facilities or unaffiliated suppliers. These actions are referred to as cost alignment restructuring actions. Following the acquisition of BNS in 2015, the Company initiated a restructuring action to integrate the BNS operations (BNS integration restructuring action) to achieve cost and production synergies. All charges related to these restructuring actions are reported in restructuring costs, net.

The Company’s net pretax restructuring charges (credits), by segment, were as follows:

	Year Ended December 31,
	2015	2014	2013
Wireless	$7,297	$16,191	$24,306
Enterprise	2,607	147	5,094
Broadband	2,580	2,929	(7,296)
BNS	17,004	—	—

Total	$29,488	$19,267	$22,104

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The activity within the liability established for the cost alignment restructuring action was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	BiMetals Asset Sale	Total
Balance as of December 31, 2012	$19,228	$1,253	$—	$—	$20,481
Additional charge (credit) recorded	23,355	1,778	15,636	(18,665)	22,104
Cash paid	(25,292)	(1,614)	(4,457)	—	(31,363)
Consideration received	—	—	—	32,783	32,783
Foreign exchange and other non-cash items	(118)	(18)	(11,179)	(14,118)	(25,433)

Balance as of December 31, 2013	17,173	1,399	—	—	18,572
Additional charge recorded	6,625	8,048	4,594	—	19,267
Cash paid	(19,806)	(1,205)	(3,357)	—	(24,368)
Foreign exchange and other non-cash items	(170)	1	(1,237)	—	(1,406)

Balance as of December 31, 2014	3,822	8,243	—	—	12,065
Additional charge recorded	3,024	865	1,828	—	5,717
Cash paid	(5,773)	(1,738)	(247)	—	(7,758)
Consideration received	—	—	2,986	—	2,986
Foreign exchange and other non-cash items	(68)	—	(4,567)		(4,635)

Balance as of December 31, 2015	$1,005	$7,370	$—	$—	$8,375

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

BiMetals asset sale activity reflects the 2013 sale of the certain assets of the Company’s BiMetals business. The Company received $23.0 million in cash and a note with an estimated fair value of $9.8 million as consideration. In addition to $4.7 million of tangible assets, the transaction also included $2.9 million of identified intangible assets and $6.5 million of goodwill. Within the Broadband segment, the Company recorded a net gain on the transaction of $18.7 million that was reported in restructuring costs, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

As a result of restructuring and consolidation actions, the Company owns unutilized real estate at various facilities in the U.S. and internationally. The Company is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets.

The Company has recognized restructuring charges of $88.8 million since January 2011 for cost alignment restructuring actions. Additional pretax costs of $1.0 million to $2.0 million are expected to be incurred to complete these previously announced initiatives. Cash payments of $3.0 million to $4.0 million are expected in 2016 and $6.0 million to $7.0 million between 2017 and 2022.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The activity within the liability established for the BNS integration restructuring action was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance as of December 31, 2014	—	—	—	—
Liabilities assumed in BNS acquisition	9,000	—	—	9,000
Additional charge recorded	23,771			23,771
Cash paid	(3,996)	—	—	(3,996)
Foreign exchange and other non-cash items	(61)	—	—	(61)

Balance as of December 31, 2015	$28,714	$—	$—	$28,714

In conjunction with the BNS acquisition, the Company assumed a liability of $9.0 million for BNS employee-related restructuring initiated prior to the acquisition. Subsequent to the acquisition, the Company recognized $23.8 million of employee-related charges for BNS integration restructuring during the year ended December 31, 2015. The BNS integration actions included the announced closure of two facilities in the U.S. Additional pretax costs of $0.3 million to $0.5 million are expected to be incurred to complete previously announced initiatives. Cash payments of $21.0 million to $22.0 million are expected in 2016 with additional payments of $7.0 million to $8.0 million between 2017 and 2018. Additional restructuring charges related to the BNS restructuring action are expected and the resulting amounts may be material.

Restructuring reserves related to all actions were included in the Company’s Consolidated Balance Sheets as follows:

	As of December 31,
	2015	2014
Other accrued liabilities	$24,480	$5,657
Other noncurrent liabilities	12,609	6,408

Total liability	$37,089	$12,065

10.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors defined contribution retirement savings plans (including a 401(k) plan) that allow employees of certain subsidiaries to contribute a portion of their compensation on a pretax and/or after-tax basis in accordance with guidelines established by the plans and the Internal Revenue Service or other tax authorities. The Company matches a percentage of the employee contributions up to certain limits. With the BNS acquisition, the Company assumed sponsorship of various international defined contribution retirement savings plans and BNS employees in the U.S. became eligible to participate in the U.S. defined contribution retirement savings plan. During the years ended December 31, 2015, 2014 and 2013, the Company contributed cash of $21.7 million, $19.6 million and $20.2 million, respectively, to these retirement savings plans.

The Company maintains a noncontributory unfunded defined contribution plan (the Supplemental Executive Retirement Plan or SERP) for certain active and retired executives. The Company is not required to make any payments until the participant is eligible to receive retirement benefits. During the years ended December 31, 2015, 2014 and 2013, the Company recognized pretax costs of $1.4 million, $2.0 million, $1.8 million, respectively, representing additional accrued benefits and interest credited under the SERP. The SERP liability was approximately $14.3 million and $13.0 million as of December 31, 2015 and 2014, respectively.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The Company also established a contributory deferred compensation plan (DCP) in 2013 that allows certain executives to defer up to 90% of salary and bonus. Participant accounts are credited or charged amounts consistent with the investment experience of a notional portfolio (as directed by each executive) based on available investment alternatives in the Company’s 401(k) plan. Upon termination of employment, an executive may elect a lump sum payout or annual installments over two to ten years. The DCP was opened to various BNS employees as of the BNS acquisition date. As of December 31, 2015 and 2014, the DCP liability was $13.1 million and $4.2 million, respectively.

Pension and Other Postretirement Benefit Plans

The Company sponsors defined benefit pension plans covering certain domestic former employees and certain foreign current and former employees. With the acquisition of the BNS business, the Company assumed various foreign defined benefit pension plans. Included in the defined benefit pension plans are both funded and unfunded plans. The Company also sponsors postretirement health care and life insurance benefit plans that provide benefits to certain domestic former employees and certain domestic full-time employees who retire from the Company. The health care plans contain various cost-sharing features such as participant contributions, deductibles, coinsurance and caps, with Medicare as the primary provider of health care benefits for eligible retirees. The accounting for the health care plans anticipates future cost-sharing changes that are consistent with the Company’s expressed intent to maintain a consistent level of cost sharing with retirees.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The following table summarizes information for the defined benefit pension and other postretirement benefit plans based on a December 31 measurement date:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S Plans
	2015	2014	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation, beginning	$171,351	$160,064	$145,921	$130,517	$21,756	$27,242
Service cost	—	—	2,271	453	29	86
Interest cost	6,498	7,270	5,988	6,043	643	901
Plan participants’ contributions	—	—	—	—	1,332	1,773
BNS acquistion	—	—	74,851	—	—	—
Actuarial loss (gain)	(6,986)	16,235	(13,314)	21,403	(3,505)	(3,077)
Benefits paid, including settlements	(10,890)	(12,218)	(2,239)	(3,529)	(3,559)	(5,169)
Foreign exchange and other	—	—	(10,361)	(8,966)	—	—

Benefit obligation, ending	$159,973	$171,351	$203,117	$145,921	$16,696	$21,756

Change in plan assets:
Fair value of plan assets, beginning	160,325	141,856	147,324	135,054	1,543	3,946
Employer and plan participant contributions	9,103	15,359	8,596	7,046	2,608	2,766
BNS acquisition	—	—	56,328	—	—	—
Return on plan assets	(5,877)	15,328	225	17,823	—	—
Benefits paid, including settlements	(10,890)	(12,218)	(2,239)	(3,529)	(3,559)	(5,169)
Foreign exchange and other	—	—	(10,319)	(9,070)	—	—

Fair value of plan assets, ending	$152,661	$160,325	$199,915	$147,324	$592	$1,543

Funded status (benefit obligation in excess of fair value of plan assets)	$7,312	$11,026	$3,202	$(1,403)	$16,104	$20,213

The following table presents the balance sheet location of the Company’s pension and postretirement liabilities and assets:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Other accrued liabilities	$(2,000)	$(1,761)	$—	$—
Pension and other postretirement benefit liabilities	(21,416)	(29,478)	(15,686)	—
Other noncurrent assets	—	—	12,484	1,403

The accumulated benefit obligation for the Company’s U.S. defined benefit pension plans was $159,973 and $171,351 as of December 31, 2015 and 2014, respectively and the accumulated benefit obligation for the Company’s non-U.S. defined benefit pension plans was $160,087 and $111,705 as of December 31, 2015 and 2014, respectively.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The following table summarizes information for the Company’s pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Projected benefit obligation	$159,973	$171,351	$15,913	$—
Accumulated benefit obligation	159,973	171,351	11,364	—
Fair value of plan assets	152,661	160,325	17	—

The following table summarizes pretax amounts included in accumulated other comprehensive loss as of December 31, 2015 and 2014:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2015	2014	2015	2014	2015	2014
Unrecognized net actuarial gain (loss)	$(37,508)	$(31,773)	$(8,661)	$(15,528)	$4,023	$1,650
Unrecognized prior service credit	—	—	—	—	17,987	27,816

Total	$(37,508)	$(31,773)	$(8,661)	$(15,528)	$22,010	$29,466

Pretax amounts for net periodic benefit cost and other amounts included in other comprehensive income (loss) for the defined benefit pension and other postretirement benefit plans consisted of the following components:

	Pension Benefits
	Year Ended December 31,
	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Service cost	$—	$—	$—	$2,271	$453	$453
Interest cost	6,498	7,270	6,398	5,988	6,043	5,202
Recognized actuarial loss	675	309	469	52	—	—
Expected return on plan assets	(7,516)	(7,883)	(8,160)	(7,357)	(7,366)	(6,279)

Net periodic benefit cost (income)	(343)	(304)	(1,293)	954	(870)	(624)

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Change in unrecognized net actuarial loss (gain)	5,735	8,479	(6,422)	(6,867)	10,039	9,108

Total included in other comprehensive income (loss)	5,735	8,479	(6,422)	(6,867)	10,039	9,108

Total recognized in net periodic benefit cost and included in other comprehensive income (loss)	$5,392	$8,175	$(7,715)	$(5,913)	$9,169	$8,484

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

	Other Postretirement Benefits
	Year Ended December 31,
	U.S. Plans
	2015	2014	2013
Service cost	$29	$86	$248
Interest cost	643	901	912
Recognized actuarial loss (gain)	(1,132)	(343)	279
Amortization of prior service credit	(9,829)	(9,977)	(9,618)
Net settlement/curtailment gain	—	—	(21)

Net periodic benefit cost (income)	(10,289)	(9,333)	(8,200)

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Change in unrecognized net actuarial loss (gain)	(2,373)	(2,734)	(2,984)
Change in unrecognized prior service credit	9,829	9,977	5,376

Total included in other comprehensive income (loss)	7,456	7,243	2,392

Total recognized in net periodic benefit cost and included in other comprehensive income (loss)	$(2,833)	$(2,090)	$(5,808)

Amortization of amounts included in accumulated other comprehensive loss as of December 31, 2015 is expected to increase (decrease) net periodic benefit cost during 2016 as follows:

	Pension Benefits		Other Postretirement Benefits	Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	U.S. Plans	Non-U.S. Plans
Amortization of net actuarial loss (gain)	$945	$3	$(1,382)	$(437)	$3
Amortization of prior service credit	—	—	(4,220)	(4,220)	—

Total	$945	$3	$(5,602)	$(4,657)	$3

Assumptions

Significant weighted average assumptions used in determining benefit obligations and net periodic benefit cost are as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Benefit obligations:
Discount rate	4.19%	3.89%	4.69%	3.52%	3.75%	4.70%
Rate of compensation increase	—%	—%	—%	4.36%	4.00%	4.30%
Net periodic benefit cost:
Discount rate	3.89%	4.69%	3.79%	3.75%	4.70%	4.60%
Rate of return on plan assets	4.65%	5.45%	6.00%	4.45%	5.40%	5.20%
Rate of compensation increase	—%	—%	—%	4.00%	4.30%	3.90%

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

	Other Postretirement Benefits
	U.S. Plans
	2015	2014	2013
Benefit obligations:
Discount rate	3.46%	3.15%	3.50%
Net periodic benefit cost:
Discount rate	3.15%	3.50%	2.65%
Health care cost trend rate assumed for next year	6.5%	7.25%	7.25%
Ultimate rate to which the cost trend rate is assumed to decline	4.66%	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2026	2023	2023

The Company considered the available yields on high-quality fixed-income investments with maturities corresponding to the Company’s expected benefit obligations to determine the discount rates at each measurement date.

A one-percentage-point change in assumed health care cost trend rates would have had an immaterial impact on the total service and interest cost components of net periodic benefit cost and the benefit obligation as of and for the year ended December 31, 2015.

Plan Assets

In developing the expected rate of return on plan assets, the Company considered the expected long-term rate of return on individual asset classes. Expected return on plan assets is based on the market value of the assets. Substantially all of the U.S. pension assets and a portion of the non-U.S. pension assets are managed by independent investment advisors with an objective of transitioning to a portfolio of fixed income investments that matches the durations of the obligations as the funded status of each plan improves. The remainder of the non-U.S. pension assets is invested with the objective of maximizing return.

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

The estimated fair values and the valuation input levels of the Company’s plan assets as of December 31, 2015 are as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	Level 1 Fair Value	Level 2 Fair Value	Level 1 Fair Value	Level 2 Fair Value	Level 1 Fair Value	Level 2 Fair Value
Mutual funds:
U.S. equity	$2,404	$—	$—	$—	$—	$—
International equity	1,692	—	28,309	50,240	—	—
U.S. debt	140,264	—	—	—	592	—
International debt	6,164	—	26,721	91,772	—	—
Other	2,137	—	1,223	1,650	—	—

Total	$152,661	$—	$56,253	$143,662	$592	$—

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The estimated fair values and the valuation input levels of the Company’s plan assets as of December 31, 2014 are as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	Level 1 Fair Value	Level 2 Fair Value	Level 1 Fair Value	Level 2 Fair Value	Level 1 Fair Value	Level 2 Fair Value
Mutual funds:
U.S. equity	$6,243	$—	$—	$—	$—	$—
International equity	3,735	—	—	49,559	—	—
U.S. debt	142,820	—	—	—	1,543	—
International debt	6,123	—	—	97,662	—	—
Other	1,404	—	—	103	—	—

Total	$160,325	$—	$—	$147,324	$1,543	$—

Expected Cash Flows

The Company expects to contribute $0.3 million to U.S defined benefit pension plans and $8.0 million to non-U.S. defined benefit pension plans during 2016. The Company expects to contribute $0.7 million to U.S. other postretirement benefit plans during 2016.

The following table summarizes projected benefit payments from pension and other postretirement benefit plans through 2025, including benefits attributable to estimated future service (in millions):

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S Plans
2016	$10.9	$7.3	$2.3
2017	10.9	7.2	2.2
2018	10.8	5.8	2.0
2019	10.7	6.0	1.8
2020	10.6	6.0	1.6
2021-2025	51.2	42.9	5.4

11.	INCOME TAXES

Income (loss) before income taxes includes the results from domestic and international operations as follows:

	Year Ended December 31
	2015	2014	2013
U.S. companies	$(243,796)	$33,089	$(149,688)
Non-U.S. companies	181,795	283,974	225,873

Income (loss) before income taxes	$(62,001)	$317,063	$76,185

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The components of income tax expense were as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$23,940	$15,182	$19,646
Foreign	81,123	86,135	73,123
State	5,637	12,252	4,742

Current income tax expense	110,700	113,569	97,511

Deferred:
Federal	(81,913)	(26,609)	(41,428)
Foreign	(18,627)	(2,187)	1,410
State	(1,286)	(4,482)	(704)

Deferred income tax benefit	(101,826)	(33,278)	(40,722)

Total income tax expense	$8,874	$80,291	$56,789

The reconciliation of income taxes calculated at the statutory U.S. federal income tax rate to the Company’s provision for income taxes was as follows:

	Year Ended December 31,
	2015	2014	2013
Provision for income taxes at federal statutory rate	$(21,700)	$110,972	$26,665
State income taxes, net of federal tax effect (1)	(608)	1,772	215
Other permanent items	1,086	(2,131)	2,668
Goodwill related items	25,518	1,668	14,623
Federal tax credits	(1,940)	(2,538)	(3,533)
Change in unrecognized tax benefits	(2,484)	(22,206)	2,076
Foreign dividends and Subpart F income, net of foreign tax credits	256	25,152	33,145
Foreign earnings taxed at other than federal rate	(21,210)	(33,965)	(28,910)
Tax provision adjustments and revisions to prior years’ returns	(4,796)	(1,973)	(4,596)
Change in valuation allowance	33,505	3,218	14,269
Other	1,247	322	167

Total provision for income taxes	$8,874	$80,291	$56,789

(1)	Presented net of federal tax benefit and does not include tax expense related to valuation allowances.

On January 2, 2013, the American Taxpayer Relief Act of 2012 retroactively extended the tax credit for research and experimentation expenses through December 31, 2013. The Company has reflected the 2012 credit in its 2013 tax provision, resulting in a benefit of $1.8 million.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet were as follows (1):

	December 31,
	2015	2014
Deferred tax assets:
Accounts receivable, inventory and warranty reserves	$63,374	$30,253
Employee benefits	10,173	12,198
Postretirement benefits	10,039	16,006
Restructuring accruals	9,761	3,956
Foreign net operating loss carryforwards	53,009	40,424
Federal net operating loss carryforwards	3,498	3,934
Federal tax credit carryforwards	95,623	79,842
State net operating loss and tax credit carryforwards	17,070	17,007
Transaction costs	13,958	5,361
Equity-based compensation	14,885	15,741
Unrecognized tax benefits	21,527	18,726
Other	35,791	33,410

Total deferred tax assets	348,708	276,858
Valuation allowance	(101,549)	(66,556)

Total deferred tax assets, net of valuation allowance	247,159	210,302

Deferred tax liabilities:
Intangible assets	(354,434)	(419,402)
Property, plant and equipment	(38,146)	(27,501)
Undistributed foreign earnings	(7,851)	(23,133)
Other	(10,360)	(22,613)

Total deferred tax liabilities	(410,791)	(492,649)

Net deferred tax liability	$(163,632)	$(282,347)

Deferred taxes as recorded on the balance sheet:
Current deferred tax asset	$—	$51,230
Current deferred tax liability (included with Other current liabilities)	—	(1,404)
Noncurrent deferred tax asset (included with Other noncurrent assets)	38,855	7,772
Noncurrent deferred tax liability	(202,487)	(339,945)

Net deferred tax liability	$(163,632)	$(282,347)

(1)	Amounts reflected in the 2014 column have been reclassified to conform with current year presentation.

The deferred tax asset for federal tax credit carryforwards as of December 31, 2015 relates to foreign tax credit carryforwards that expire between 2018 and 2025. A valuation allowance of $28.9 million has been established against these deferred tax assets.

The deferred tax asset for state net operating loss and tax credit carryforwards as of December 31, 2015 includes state net operating loss carryforwards (net of federal tax impact) of $16.2 million, which begin to expire in 2016, and state tax credit carryforwards (net of federal tax impact) of $0.9 million which begin to expire in 2016. A valuation allowance of $11.4 million has been established against these state income tax related deferred tax assets.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The deferred tax assets as of December 31, 2015 include foreign net operating loss carryforwards (net of federal tax impacts) of $53.0 million, which will begin to expire in 2016. Certain of these foreign net operating loss carryforwards are subject to local restrictions limiting their utilization. Valuation allowances of $45.5 million have been established related to these foreign net operating loss carryforwards.

In addition to the valuation allowances detailed above, the Company has also established a valuation allowance of $15.8 million against other deferred tax assets.

As of December 31, 2015, a deferred tax liability of $7.9 million has been established to reflect the U.S. federal and state tax cost associated with the planned repatriation of that portion of the Company’s undistributed foreign earnings that are not considered to be permanently reinvested in foreign operations. The remaining amount of undistributed earnings from foreign subsidiaries for which no incremental U.S. income taxes have been provided was $546.6 million as of December 31, 2015 as these earnings are considered to be permanently reinvested in foreign operations. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

The following table reflects a reconciliation of the beginning and end of period amounts of gross unrecognized tax benefits, excluding interest and penalties:

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$68,223	$91,410	$92,523
Increase related to prior periods	1,677	223	150
Decrease related to prior periods	(2,094)	(1,275)	(311)
Increase related to current periods	914	—	7
Decrease related to lapse in statutes of limitations	(4,635)	(22,135)	(959)

Balance at end of period	$64,085	$68,223	$91,410

The Company’s liability for unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $47.2 million as of December 31, 2015. The Company operates in numerous jurisdictions worldwide and is subject to routine tax audits on a regular basis. The determination of the Company’s unrecognized tax benefits involves significant management judgment regarding interpretation of relevant facts and tax laws in each of these jurisdictions.

Unrecognized tax benefits are reviewed and evaluated on an ongoing basis and may be adjusted for changing facts and circumstances including the lapse of applicable statutes of limitation and closure of tax examinations. Although the timing and outcome of such events are difficult to predict, the Company reasonably estimates that the balance of unrecognized tax benefits, excluding the impact of accrued interest and penalties, may be reduced by up to $16.0 million within the next twelve months.

The Company provides for interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2015 and 2014, the Company had accrued $7.9 million and $8.3 million, respectively, for interest and penalties. During the years ended December 31, 2015, 2014 and 2013, the net expense (credit) for interest and penalties recognized through income tax expense was $(0.5) million, $(4.6) million and $1.9 million, respectively.

During 2014, the Company concluded an examination by the Internal Revenue Service of the Company’s U.S. federal income tax return for 2010, as well as amended returns for 2007 and 2008. The Company files state and

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

local tax returns in multiple jurisdictions with statutes of limitation generally ranging from 3 to 4 years. The Company is generally no longer subject to state and local tax examinations for years prior to 2010. Tax returns filed by the Company’s significant foreign subsidiaries are generally subject to statutes of limitations of 3 to 7 years and are generally no longer subject to examination for years prior to 2010. In many jurisdictions, tax authorities retain the ability to review prior years’ tax returns and to adjust any net operating loss or tax credit carryforwards from these years that are available to be utilized in subsequent periods. During 2015, the Company recognized $4.6 million related to the lapse of applicable statutes of limitations and the conclusion of various domestic and foreign examinations.

The following table presents income tax expense (benefit) related to amounts presented in other comprehensive income (loss):

	Year Ended December 31,
	2015	2014	2013
Foreign currency translation	$(5,438)	$(7,942)	$1,946
Available-for-sale securities	(3,174)	7,351	—
Defined benefit plans	(3,714)	(8,008)	(296)

Total	$(12,326)	$(8,599)	$1,650

12.	STOCKHOLDERS’ EQUITY

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

In accordance with the antidilution provisions of the Company’s stock incentive plans, the exercise prices of affected options were adjusted to reflect the 2013 dividends. Cash payments of $11.3 million were made to stock option holders of options granted prior to the Carlyle acquisition in lieu of a reduction in exercise prices. The cash payments and repricings had no effect on the vesting schedules or expiration dates of the stock options and resulted in no additional compensation expense.

Equity-Based Compensation Plans

On October 4, 2013, the Company’s Board of Directors approved the 2013 Long Term Incentive Plan (the 2013 Plan), effective October 24, 2013, authorizing 18.6 million shares for issuance. Awards under the 2013 Plan may include stock, stock options, restricted stock, restricted stock units (RSUs), performance units, performance share units (PSUs), performance-based restricted stock, stock appreciation rights and dividend equivalent rights for employees and non-employee directors of the Company. Approval of the 2013 Plan canceled all shares authorized but not issued under the CommScope, Inc. 2011 Incentive Plan. Awards granted prior to October 24, 2013 remain subject to the provisions of the predecessor plans. As of December 31, 2015, 15.4 million shares were available for future grants under the 2013 Plan.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

As of December 31, 2015, $40.4 million of total unrecognized compensation costs related to non-vested stock options, RSUs and PSUs are expected to be recognized over a remaining weighted average period of 1.6 years. There were no significant capitalized equity-based compensation costs at December 31, 2015.

During the year ended December 31, 2015, Carlyle sold a portion of its investment in the Company which triggered an acceleration of vesting of certain equity-based awards. The Company recorded equity-based compensation expense of $5.3 million as a result of the acceleration of vesting.

On August 28, 2015, the Company granted 0.4 million RSUs and 0.2 million stock option awards to BNS employees as replacement awards for unvested TE Connectivity awards that had been forfeited as a result of the acquisition. These awards carry substantially the same terms as the Company’s other equity-based awards except for a provision that allows full vesting of the award if the transferred employee is terminated by the Company during the year following the BNS acquisition.

The following table shows a summary of the equity-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income (Loss):

	Year Ended December 31,
	2015	2014	2013
Selling, general and administrative	$21,829	$15,592	$11,399
Cost of sales	3,844	3,160	2,378
Research and development	2,992	2,340	2,331

Total equity-based compensation expense	$28,665	$21,092	$16,108

Stock options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards generally vest over one to five years following the grant date and have a contractual term of ten years.

The following table summarizes the stock option activity (in thousands, except per share amounts):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	10,411	$7.32
Granted	530	$29.38	$13.74
Exercised	(3,449)	$7.42
Forfeited	(34)	$13.42	$6.34

Outstanding as of December 31, 2015	7,458	$8.81		$129,648

Exercisable at December 31, 2015	6,451	$7.45	$4.54	$119,052
Expected to vest	1,006	$17.55		$10,595

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $77.0 million, $35.7 million and $2.2 million, respectively.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The exercise prices of outstanding options at December 31, 2015 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$2.96 to $5.35	398	3.2	$2.96	398	$2.96
$5.36 to $5.68	621	6.2	$5.57	547	$5.57
$5.69 to $8.54	4,303	5.1	$5.74	3,868	$5.74
$8.55 to $8.90	1,121	4.7	$8.62	1,121	$8.62
$8.91 to $23.00	534	8.0	$22.54	497	$22.85
$23.00 to $33.12	481	8.8	$30.54	20	$28.65

$2.96 to $33.12	7,458	5.5	$8.81	6,451	$7.45

The weighted average remaining contractual life of exercisable options at December 31, 2015 was 5.2 years.

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

The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted:

	Year Ended December 31,
	2015	2014	2013
Expected option term (in years)	5.6	5.0	3.0
Risk-free interest rate	1.6%	1.5%	0.4%
Expected volatility	43.0%	45.0%	75.0%
Estimated marketability discount	—%	—%	15.0%
Expected dividend yield	—%	—%	—%
Weighted average exercise price	$29.38	$23.02	$12.38
Weighted average fair value at grant date	$13.74	$9.41	$4.69

Performance Share Units

PSUs are stock awards in which the number of shares ultimately received by the employee depends on Company performance against specified targets. Such awards can vest over three years and the number of shares issued can vary from 0% to 150% of the number of PSUs granted depending on performance. The fair value of each PSU is determined on the date of grant based on the Company’s stock price. Over the performance period, the number of shares that are expected to be issued is adjusted upward or downward based upon the probable achievement of

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

performance targets. The ultimate number of shares issued and the related compensation cost recognized will be based on the final performance metrics compared to the targets specified in the grants.

The following table summarizes the PSU activity (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested as of December 31, 2014	—	$—
Granted	184	$30.76
Forfeited	(9)	$30.76

Outstanding and non-vested as of December 31, 2015	175	$30.76

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price. The RSUs granted to BNS transferred employees followed the remaining vesting schedule of their forfeited TE Connectivity award which was a four-year vesting period.

The following table summarizes the RSU activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested as of December 31, 2014	372	$22.99
Granted	1,386	$31.06
Vested and shares issued	(113)	$30.18
Forfeited	(78)	$27.93

Outstanding and non-vested as of December 31, 2015	1,567	$29.37

The total intrinsic value of RSUs that vested during the year ended December 31, 2015 was $3.4 million.

Other

Although share unit awards were, at the Company’s discretion, able to be settled in stock, they have historically been settled in cash and were accounted for as liability awards. Share unit award expense of $3.6 million, $4.5 million and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, is included in equity-based compensation as an adjustment to reconcile net income (loss) to net cash generated by operating activities on the Consolidated Statements of Cash Flows. As of December 31, 2015, there were no share unit awards remaining outstanding.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

13.	COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and facilities under operating leases expiring at various dates through 2022. Rent expense was $30.7 million, $27.1 million and $29.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum rental payments required under operating leases having an initial term in excess of one year at December 31, 2015 are as follows:

Operating Leases
2016	$36,431
2017	28,589
2018	19,495
2019	14,576
2020	11,594
Thereafter	17,799

Total minimum lease payments	128,484
Less: Amount representing interest	—

$128,484

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Year Ended December 31,
	2015	2014	2013
Product warranty accrual, beginning of period	$17,054	$24,838	$26,005
Accrual assumed in BNS acquisition	1,900	—	—
Provision for warranty claims	9,298	9,253	8,769
Warranty claims paid	(10,288)	(17,037)	(9,936)

Product warranty accrual, end of period	$17,964	$17,054	$24,838

Provision for warranty claims included charges of $2.1 million for the year ended December 31, 2013 related to a warranty matter within the Broadband segment for products sold in 2006 and 2007.

In addition, the Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

Legal Proceedings

The Company is either a plaintiff or a defendant in certain pending legal matters in the normal course of business, including various matters assumed as part of the BNS acquisition. Management believes none of these legal matters will have a material adverse effect on the Company’s business or financial condition upon final disposition.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

14.	INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION

Segment Information

Following the BNS acquisition, management operated and managed the Company in the following four reportable segments: Wireless, Enterprise, Broadband and Broadband Network Solutions (BNS). Management is re-evaluating reportable segments as a result of the integration of the BNS business.

The Wireless segment provides merchant radio frequency (RF) wireless network connectivity solutions and distributed antenna systems (DAS) and small cell solutions to enable carriers’ 2G, 3G and 4G networks. These solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy macro cell site, metro cell site, DAS and small cell solutions to meet coverage and capacity requirements. The Wireless segment focuses on all aspects of the Radio Access Network (RAN) from the macro through the metro, to the indoor layer. Macro cell site solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors and filters. Metro cell solutions can be found outdoors on street poles and on other urban structures and include RF delivery and connectivity solutions, equipment housing and concealment. These fully integrated outdoor systems consist of specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment. The DAS and small cell solutions allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems. The Airvana acquisition expanded the Company’s leadership and capabilities in providing indoor wireless capacity and coverage.

The Enterprise segment provides connectivity and network intelligence for commercial buildings and data centers. These solutions include optical fiber and twisted pair structured cabling applications, intelligent infrastructure software, network rack and cabinet enclosures, modular data centers and network design services.

The Broadband segment consists of cable and communications equipment that support the multi-channel video, voice and high-speed data services provided by cable operators. The segment’s products include coaxial and fiber-optic cables, fiber-to-the-home equipment, amplifiers, splitters, conduit and headend solutions for the network core.

The BNS segment provides fiber-optic and copper connectivity solutions for telecom and enterprise markets as well as DAS solutions for the wireless market. The connectivity solutions offered by our BNS segment include fiber-to-the-X (FTTx) solutions, data center solutions and central office connectivity and equipment, all of which include a robust portfolio of fiber optic connectors. Additional connectivity solutions offered by our BNS segment include fiber management systems, patch cords and panels, complete cabling systems and cable assemblies for use in office, data center, factory and residential applications. The wireless market solutions offered by our BNS segment include radio frequency distribution and distributed antenna systems to enhance wireless coverage and capacity.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

The following table provides summary financial information by reportable segment (in millions):

	December 31, 2015	December 31, 2014
Identifiable segment-related assets:
Wireless	$2,230.3	$2,372.8
Enterprise	1,340.5	1,403.4
Broadband	291.0	352.6
BNS	3,039.0	—

Total identifiable segment-related assets	6,900.8	4,128.8
Reconciliation to total assets:
Cash and cash equivalents	562.9	729.3
Deferred income tax assets	38.9	59.0

Total assets	$7,502.6	$4,917.1

The following table provides net sales, operating income, depreciation and amortization by reportable segment, including BNS segment results of operations from August 28, 2015, the date of acquisition, through their fiscal period ended December 25, 2015 (in millions):

	Year Ended December 31,
	2015	2014	2013
Net sales:
Wireless	$1,938.5	$2,469.8	$2,174.2
Enterprise	864.4	850.5	827.9
Broadband	476.1	511.1	484.6
BNS	529.6	—	—
Inter-segment eliminations	(0.8)	(1.8)	(6.6)

Consolidated net sales	$3,807.8	$3,829.6	$3,480.1

Operating income (loss):
Wireless (1)	$182.8	$468.1	$303.4
Enterprise (2)	114.0	99.8	66.7
Broadband (3)	17.0	9.5	(40.4)
BNS (4)	(132.2)	—	—

Consolidated operating income (loss)	$181.6	$577.4	$329.7

Depreciation:
Wireless	$29.8	$29.1	$32.6
Enterprise	10.8	11.3	12.4
Broadband	7.6	8.4	10.2
BNS	12.4	—	—

Consolidated depreciation	$60.6	$48.8	$55.2

Amortization (5):
Wireless	$93.4	$91.3	$88.1
Enterprise	69.4	69.4	68.4
Broadband	16.3	17.6	18.4
BNS	41.5	—	—

Consolidated amortization	$220.6	$178.3	$174.9

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

(1)	Operating income for years ended December 31, 2015, 2014 and 2013 included transaction and integration costs of $10.8 million, $7.6 million and $15.5 million, respectively; restructuring charges of $7.3 million, $16.2 million and $24.3 million, respectively; and impairment charges of $74.4 million, $4.9 million and $9.4 million, respectively.
(2)	Operating income for the years ended December 31, 2015, 2014 and 2013 included transaction and integration costs of $6.2 million, $3.0 million and $7.4 million, respectively; restructuring charges of $2.6 million, $0.1 million and $5.1 million, respectively; impairment charges of $5.5 million for the year ended December 31, 2015; and gains of $13.1 million from adjustments to the estimated fair value of contingent consideration related to the Redwood acquisition for the year ended December 31, 2014
(3)	Operating income for the years ended December 31, 2015, 2014 and 2013 included transaction and integration costs of $6.1 million, $1.5 million and $4.3 million, respectively; restructuring charges (credits) of $2.6 million, $2.9 million and ($7.3) million, respectively; and impairment charges of $10.9 million, $7.2 million and $36.2 million, respectively.
(4)	Operating income for the year ended December 31, 2015 included transaction and integration costs of $73.8 million, restructuring charges of $17.0 million and purchase accounting charges related to the mark-up of inventory of $81.6 million.
(5)	Excludes amortization of debt issuance costs and original issue discount.

Customer Information

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for 12%, 11% and 12% of the Company’s total net sales during the years ended December 31, 2015, 2014 and 2013, respectively. Sales to Anixter primarily originate within the Enterprise segment. Other than Anixter, no direct customer accounted for 10% or more of the Company’s total net sales for any of the above periods.

Accounts receivable from Anixter represented approximately 10% and 13% of accounts receivable as of December 31, 2015 and 2014, respectively. Other than Anixter, no direct customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2015 or 2014.

Related Party Transactions

The Company paid $3.0 million of fees to Carlyle in connection with a management agreement during the year ended December 31, 2013. Additionally, the Company paid Carlyle a fee of $20.2 million in 2013 to terminate the management agreement. The fees paid to Carlyle are reflected in selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). Other than the transactions noted above, there were no material related party transactions for the years ended December 31, 2015, 2014 or 2013.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

Geographic Information

Sales to customers located outside of the United States comprised 51%, 45% and 45% of total net sales during the years ended December 31, 2015, 2014 and 2013, respectively. Sales by geographic region, based on the destination of product shipments, were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
United States	$1,869.4	$2,107.6	$1,903.0
Europe, Middle East and Africa (EMEA)	781.7	739.3	711.5
Asia Pacific (APAC)	781.9	641.3	524.7
Central and Latin America (CALA)	275.7	252.8	269.9
Canada	99.1	88.6	71.0

Consolidated net sales	$3,807.8	$3,829.6	$3,480.1

Long-lived assets, excluding intangible assets, consist substantially of property, plant and equipment. The Company’s long-lived assets, excluding intangible assets, located in the U.S., APAC, EMEA and CALA regions represented the following percentages of such long-lived assets: 50%, 20%, 22% and 8%, respectively, as of December 31, 2015 and 54%, 26%, 15% and 5%, respectively, as of December 31, 2014.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Net sales	$825,400	$867,290	$972,597	$1,142,541
Gross profit (1)	293,204	314,695	338,891	399,030
Operating income (loss) (1)(2)(3)(4)	93,140	109,398	(42,518)	21,573
Net income (loss) (5)	39,476	45,592	(80,796)	(75,147)
Basic earnings (loss) per share	$0.21	$0.24	$(0.42)	$(0.39)
Diluted earnings (loss) per share	$0.20	$0.24	$(0.42)	$(0.39)

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Net sales	$935,036	$1,066,256	$1,000,427	$827,895
Gross profit	337,711	411,651	362,487	285,420
Operating income (1)(2)(3)(4)	146,535	203,655	151,041	76,218
Net income	64,487	28,043	96,431	47,811
Basic earnings per share	$0.35	$0.15	$0.51	$0.25
Diluted earnings per share	$0.34	$0.15	$0.50	$0.25

(1)	Gross profit and operating income for the third and fourth quarters in 2015 included purchase accounting adjustments related to the mark-up of BNS inventory to its estimated fair value of $30,500 and $51,135, respectively. Operating income for in the first and second quarters in 2014 included purchase accounting reductions to expense primarily related to the adjustment of a contingent consideration payable related to a previous acquisition of ($6,438) and ($5,445), respectively.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements – (Continued)

(In thousands, unless otherwise noted)

(2)	Operating income for in the third and fourth quarters in 2015 included charges related to asset impairments of $85,334 and $5,450, respectively. Operating income for the second, third and fourth quarters in 2014 included charges (adjustments to prior charges) related to asset impairments of $7,229, $7,000 and ($2,133), respectively.
(3)	Operating income for the first, second, third and fourth quarters in 2015 included charges related to restructuring costs of $1,871, $1,894, $6,868 and $18,855, respectively. Operating income for first, second, third and fourth quarters in 2014 included pretax net restructuring costs of $1,980, $2,309, $7,388 and $7,590, respectively.
(4)	Operating income for the first, second, third and fourth quarters in 2015 included charges related to transaction and integration costs of $11,415, $9,863, $60,839 and $14,797, respectively. Operating income for the first, second, third and fourth quarters in 2014 included transaction and integration costs of $925, $969, $2,730 and $7,498, respectively.
(5)	Net income (loss) for the fourth quarter in 2015 included a provision for a tax valuation allowance of $28,871.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION

CommScope Holding Company, Inc.

Parent Company Information

Condensed Statements of Operations and Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Equity in income (loss) of subsidiary	$(46,407)	$261,044	$33,730
Interest expense	(38,171)	(38,045)	(22,511)
Other inome (expense), net	(301)	1	44

Income (loss) before income taxes	(84,879)	223,000	11,263
Income tax (expense) benefit	14,004	13,772	8,133

Net income (loss)	$(70,875)	$236,772	$19,396

Comprehensive income (loss):
Net income (loss)	$(70,875)	$236,772	$19,396
Other comprehensive income (loss), net of tax:
Equity in other comprehensive income (loss) of subsidiary	(88,130)	(57,272)	(9,630)

Total other comprehensive income (loss), net of tax	(88,130)	(57,272)	(9,630)

Total comprehensive income (loss)	$(159,005)	$179,500	$9,766

See notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION

CommScope Holding Company, Inc.

Parent Company Information

Condensed Balance Sheets

(In thousands, except share amounts)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$51	$338
Receivable from subsidiary	36,218	31,713
Investment in subsidiary	1,719,433	1,830,000

Total assets	$1,755,702	$1,862,051

Liabilities and Stockholders’ Equity
Accrued liabilities	$3,257	$8,472
Long-term debt	529,725	541,318
Other noncurrent liabilities	—	4,642

Total liabilities	532,982	554,432
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value: Authorized shares: 200,000,000; Issued and outstanding: None at December 31, 2015 or 2014	—	—
Common Stock, $.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding: 191,368,727 and 187,831,389 at December 31, 2015 and 2014, respectively	1,923	1,888
Additional paid-in-capital	2,216,202	2,141,433
Retained earnings (accumulated deficit)	(812,394)	(741,519)
Accumulated other comprehensive loss	(171,678)	(83,548)
Treasury stock, at cost: 986,222 shares and 961,566 shares at December 31, 2015 and 2014, respectively	(11,333)	(10,635)

Total stockholders’ equity	1,222,720	1,307,619

Total liabilities and stockholders’ equity	$1,755,702	$1,862,051

See notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION

CommScope Holding Company, Inc.

Parent Company Information

Condensed Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net income (loss)	$(70,875)	$236,772	$19,396
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt issuance costs	1,777	1,601	952
Equity in income (loss) of subsidiary	46,407	(261,044)	(33,730)
Other changes in assets and liabilities	(14,357)	(13,464)	(6,446)

Net cash used in operating activities	(37,048)	(36,135)	(19,828)
Investing Activities:
Investment in subsidiary	(24,872)	(12,052)	(440,074)
Distribution from subsidiary	50,131	36,438	18,522

Net cash provided by (used in) investing activities	25,259	24,386	(421,552)
Financing Activities:
Long-term debt repaid	(13,370)	—	—
Proceeds from the issuance of common shares underequity-based compensation plans	25,570	12,052	1,174
Long-term debt proceeds	—	—	550,000
Net proceeds from the issuance of shares	—	—	438,871
Long-term debt issuance costs	—	—	(9,925)
Dividends paid	—	—	(538,705)
Other	(698)	—	—

Net cash provided by (used in) financing activities	11,502	12,052	441,415
Effect of exchange rate changes on cash and cash equivalents	—	—	—

Change in cash and cash equivalents	(287)	303	35
Cash and cash equivalents, beginning of period	338	35	—

Cash and cash equivalents, end of period	$51	$338	$35

See notes to condensed financial statements.

CommScope Holding Company, Inc.

Parent Company Information

Notes to Condensed Financial Statements

(In thousands, unless otherwise noted)

1.	BASIS OF PRESENTATION

CommScope Holding Company, Inc. (the Parent Company), formerly known as Cedar I Holding Company, Inc., was formed by funds affiliated with the Carlyle Group to effect the acquisition of CommScope, Inc. on January 14, 2011. The Parent Company is a holding company with no material operations of its own other than debt service. The Parent Company conducts substantially all of its activities through its direct subsidiary, CommScope, Inc. and its subsidiaries.

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

During the year ended December 31, 2015, the Parent Company adopted new accounting guidance that requires debt issuance costs related to a recognized debt liability be reported as a deduction from the carrying amount of that debt liability. The guidance has been applied retrospectively to the prior period presented. The adoption of this accounting guidance reduced the Parent Company’s other noncurrent assets and long-term debt by the amount of unamortized debt issuance costs. As of December 31, 2015 and December 31, 2014, this amount was $6.9 million and $8.7 million, respectively.

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

In May 2013, the Parent Company issued $550.0 million of 6.625%/7.375% Senior Payment-in-Kind Toggle Notes due 2020 (senior PIK toggle notes) in a private offering for proceeds of $540.1 million, net of debt issuance costs paid by the Parent Company. In connection with the issuance of the senior PIK toggle notes, a subsidiary of the Parent Company paid $1.3 million of debt issuance costs. The senior PIK toggle notes are senior unsecured obligations that are not guaranteed by any of the Parent Company’s subsidiaries.

During the year ended December 31, 2015, the Parent Company repurchased and retired $13.4 million of senior PIK toggle notes. As a result of the extinguishment of those notes, the Parent Company recorded a loss of $0.3 million and wrote off $0.2 million of debt issuance costs. See Note 6 to the consolidated financial statements for more information on the senior PIK toggle notes.

5.	CASH FLOW INFORMATION

During the year ended December 31, 2015, the Parent Company paid $698 for treasury stock related to employee tax withholdings that resulted from the vesting of restricted stock units. During the year ended December 31, 2013, the Parent Company acquired treasury stock as a result of stock option exercises, which resulted in noncash financing activities of $279.

6.	DIVIDENDS

Special cash dividends of $538.7 million were declared and paid to the common stock holders of the Parent Company during the year ended December 31, 2013. These dividends were funded using proceeds from the senior PIK toggle notes. In conjunction with these dividends, distributions of $11.3 million were made by a subsidiary of the Parent Company to certain option holders and have been reflected as a reduction of the Parent Company investment in subsidiary.

To fund the semi-annual interest payments on the senior PIK toggle notes, distributions of $36.4 million, $36.4 million and $18.5 million were paid to the Parent Company by its subsidiary during the years ended December 31, 2015, 2014 and 2013, respectively. In addition, a distribution of $13.7 million was paid to the Parent Company by its subsidiary during the year ended December 31, 2015 to fund the repurchase of senior PIK toggle notes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report.

Based on this evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective and operating to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of CommScope is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

During 2015, we acquired TE’s Connectivity’s BNS business and acquired the assets and assumed certain liabilities of Airvana LP. Refer to Note 3 of Notes to Consolidated Financial Statements for additional information regarding these events. Management’s evaluation and conclusion as to the effectiveness of the design and operation of the Company’s internal control over financial reporting as of the end of the period covered by this report excludes any evaluation of the internal control over financial reporting of BNS and Airvana. SEC guidance permits the exclusion of an evaluation of the effectiveness of the registrant’s internal control over financial reporting for an acquired business during the first year following such acquisition. The BNS business (excluding intangible assets and goodwill) constitutes approximately 10% of total assets and 14% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2015. The Airvana business constitutes less than 1% of total assets and net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2015.

CommScope’s management assessed the effectiveness of CommScope’s internal control over financial reporting as of December 31, 2015. In making this assessment, CommScope’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2015, CommScope’s internal control over financial reporting is effective based on the COSO internal control criteria.

CommScope’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of CommScope’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

In conjunction with the integration of BNS, the Company is making changes to processes, policies and other components of its internal control over financial reporting, including the consolidation of such operations into the Company’s financial statements. During the integration period, the Company will be relying on TE Connectivity to provide various services under transition service agreements. Management continues to make changes to the design of the control procedures relating to BNS and assess their effectiveness. Except for the activities described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Executive Officers and Directors of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated herein by reference.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report:

1.	Audited Consolidated Financial Statements

The following consolidated financial statements of CommScope Holding Company, Inc. are included under Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

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

COMMSCOPE HOLDING COMPANY, INC

DATE: February 18, 2016	BY:	/s/ MARVIN S. EDWARDS, JR.
Marvin S. Edwards, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARVIN S. EDWARDS, JR. Marvin S. Edwards, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2016

/s/ MARK A. OLSON Mark A. Olson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2016

/s/ ROBERT W. GRANOW Robert W. Granow	Senior Vice President, Corporate Controller and Principal Accounting Officer	February 18, 2016

/s/ FRANK M. DRENDEL Frank M. Drendel	Director and Chairman of the Board	February 18, 2016

/s/ AUSTIN A. ADAMS Austin A. Adams	Director	February 18, 2016

/s/ CAMPBELL R. DYER Campbell R. Dyer	Director	February 18, 2016

/s/ STEPHEN C. GRAY Stephen C. Gray	Director	February 18, 2016

/s/ L. WILLIAM KRAUSE L. William Krause	Director	February 18, 2016

/s/ JOANNE M. MAGUIRE Joanne M. Maguire	Director	February 18, 2016

/s/ THOMAS J. MANNING Thomas J. Manning	Director	February 18, 2016

Signature	Title	Date

/s/ CLAUDIUS E. WATTS IV Claudius E. Watts IV	Director	February 18, 2016

/s/ TIMOTHY T. YATES Timothy T. Yates	Director	February 18, 2016

Index of Exhibits

	Exhibit No.	Description

*	2.1	Stock and Asset Purchase Agreement, dated January 27, 2015, by and among CommScope Holding Company, Inc., CommScope, Inc. and TE Connectivity Ltd. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on January 28, 2015).

*	3.1	Amended and Restated Certificate of Incorporation of CommScope Holding Company, Inc. (Incorporated by reference to Exhibit 3.1 of Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 27, 2013).

*	3.2	Amended and Restated By-Laws of CommScope Holding Company, Inc. (as adopted October 24, 2013) (Incorporated by reference to Exhibit 3.2 of Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 27, 2013).

*	4.1	Indenture governing the 6.625% / 7.375% Senior PIK Toggle Notes due 2020, between CommScope Holding Company, Inc. as Issuer and Wilmington Trust, National Association, as trustee, dated May 28, 2013 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	4.2	Form of 6.625% / 7.375% Senior PIK Toggle Note due 2020 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	4.3	Indenture governing the 5.000% Senior Notes due 2021 by and among CommScope, Inc. as Issuer, the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee, dated as of May 30, 2014, (including form of 5.000% Senior Note due 2021) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on June 2, 2014).

*	4.4	Indenture governing the 5.500% Senior Notes due 2024 by and among CommScope, Inc. as Issuer, the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee, dated as of May 30, 2014, (including form of 5.500% Senior Note due 2024) (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on June 2, 2014).

*	4.5	Indenture governing the 4.375% Senior Notes due 2020, by and among CommScope, Inc, the guarantors named therein and Wilmington Trust, National Association, as trustee and as collateral agent, dated as of June 11, 2015, (including form of 4.375% Senior Note due 2020) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on June 12, 2015).

*	4.6	Indenture governing the 6.000% Senior Unsecured Notes due 2025 by and between the CommScope Technologies Finance LLC and Wilmington Trust, National Association, as trustee, dated as of June 11, 2015 (including form of 6.000% Senior Note due 2025) (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on June 12, 2015).

*	4.7	First Supplemental Indenture, dated August 28, 2015, by and among CommScope Technologies LLC, the Guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on August 28, 2015).

	Exhibit No.	Description

*	10.1	Revolving Credit and Guaranty Agreement, dated as of January 14, 2011, by and among Cedar I Holding Company, Inc. (now CommScope Holding Company, Inc.), CommScope, Inc., as Parent Borrower, the U.S. Co-Borrowers and European Co-Borrowers named therein, the guarantors named therein, the Lenders from time to time party thereto, J.P. Morgan Securities LLC, as Lead Arranger and Bookrunner, JPMorgan Chase Bank, N.A., as US Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent and the Senior Managing Agents and Documentation Agents named therein (the Revolving Credit Facility) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.2	Amendment No. 1 to the Revolving Credit Facility, dated as of March 9, 2012, among CommScope, Inc., as Parent Borrower, the U.S. Borrowers, European Co-Borrowers and Guarantors named therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.3	Amendment No. 2 to the Revolving Credit Facility, dated as of May 21, 2015, among CommScope, Inc., as Parent Borrower, CommScope Holding Company, Inc., as Holdings, the US Co-Borrowers and European Co-Borrowers named therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), originally filed with the SEC on May 22, 2015).

*	10.4	Revolving Credit Facility Pledge and Security Agreement, dated as of January 14, 2011, among CommScope, Inc. (as successor by merger to Cedar I Merger Sub, Inc.) and the additional Grantors party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent and as administrative agent for the Secured Parties referred to therein (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.5	Patent Security Agreement, dated as of January 14, 2011, made by Allen Telecom LLC, Andrew LLC and CommScope, Inc. of North Carolina in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.6	Trademark Security Agreement, dated as of January 14, 2011, made by Allen Telecom LLC, Andrew LLC and CommScope, Inc. of North Carolina in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.7	Copyright Security Agreement, dated as of January 14, 2011, made by Allen Telecom LLC, Andrew LLC and CommScope, Inc. of North Carolina in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

	Exhibit No.	Description

*	10.8	Credit Agreement, dated as of January 14, 2011, among CommScope, Inc. (as successor by merger to Cedar I Merger Sub, Inc.), as Borrower, CommScope Holding Company, Inc. (as successor by merger to Cedar I Holding Company, Inc.), the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and J.P. Morgan Securities LLC as Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.8.1	Amendment Agreement, dated as of March 7, 2012, among CommScope, Inc., as Borrower, CommScope Holding Company, Inc., the subsidiary guarantors party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and J.P. Morgan Securities LLC as Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.8.2	Amendment Agreement, dated as of March 8, 2013, among CommScope, Inc., as Borrower, CommScope Holding Company, Inc., the subsidiary guarantors party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent , J.P. Morgan Securities LLC and Deutsche Bank Trust Company Americas, as syndication agent (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.8.3	Amendment No. 3, dated as of December 3, 2013, to the Credit Agreement, dated as of January 14, 2011, among CommScope, Inc., as Borrower, CommScope Holding Company, Inc., the subsidiary guarantors named therein, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other agents and arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on December 3, 2013).

*	10.9	Term Loan Credit Facility Pledge and Security Agreement, dated as of January 14, 2011, among CommScope, Inc. (as successor by merger to Cedar I Merger Sub, Inc.) and the additional Grantors party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent and as administrative agent for the Secured Parties referred to therein (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.10	Patent Security Agreement, dated as of January 14, 2011, made by Allen Telecom LLC, Andrew LLC and CommScope, Inc. of North Carolina in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.11	Trademark Security Agreement, dated as of January 14, 2011, made by Allen Telecom LLC, Andrew LLC and CommScope, Inc. of North Carolina in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.12	Copyright Security Agreement, dated as of January 14, 2011, made by Allen Telecom LLC, Andrew LLC and CommScope, Inc. of North Carolina in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

	Exhibit No.	Description

*	10.13	Holdings Guaranty, dated as of January 14, 2011, by CommScope Holding Company, Inc. in favor of the Secured Parties referred to therein (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.14	Subsidiary Guaranty, dated as of January 14, 2011, from the Subsidiary Guarantors named therein in favor of the Secured Parties referred to therein (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.15	Intercreditor Agreement, dated as of January 14, 2011, by and among CommScope Inc., CommScope Holding Company, Inc., certain Subsidiaries party thereto as a Guarantor, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the holders of Revolving Credit Obligations, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the holders of Initial Fixed Asset Obligations (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), originally filed with the SEC on August 2, 2013).

*	10.16	Incremental Joinder Agreement, dated August 28, 2015, by and among CommScope, Inc., as Borrower, CommScope Holding Company, Inc., as Holdings, the Subsidiary Guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Escrow Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on August 28, 2015).

*	10.17	Notes Pledge and Security Agreement, dated as of June 11, 2015, among CommScope, Inc., as a Grantor and the additional Grantors party thereto, in favor of Wilmington Trust, National Association, as collateral agent under the Indenture referred to therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on June 12, 2015).

	10.18	Amended and Restated Stockholders Agreement by and among CommScope Holdings Company, Inc., the management stockholders named therein and Carlyle-CommScope Holdings, L.P., dated October 24, 2013 (Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 20, 2014).

*	10.19	Second Amended and Restated Stockholders Agreement by and among CommScope Holdings Company, Inc., the management stockholders named therein and Carlyle-CommScope Holdings, L.P., dated November 12, 2015 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on November 12, 2015).

*	10.20	Amended and Restated Employment Agreement between Frank M. Drendel and CommScope, Inc., dated January 14, 2011, as amended on September 12, 2013 (Incorporated by reference to Exhibit 10.18 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.21	Employment Agreement between Randall W. Crenshaw and CommScope, Inc., dated January 14, 2011, as amended on September 12, 2013 (Incorporated by reference to Exhibit 10.19 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

	Exhibit No.	Description

*	10.22	Employment Agreement between Marvin S. Edwards, Jr. and CommScope, Inc., dated January 14, 2011, as amended on September 12, 2013 (Incorporated by reference to Exhibit 10.20 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.23	Employment Agreement between Mark A. Olson and CommScope, Inc., dated January 21, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on January 23, 2014).

*	10.24	Form of Amended and Restated Severance Protection Agreement between CommScope, Inc. and certain executive officers (Incorporated by reference to Exhibit 10.21 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.25	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.22 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.26	Amended and Restated CommScope, Inc. 2006 Long Term Incentive Plan (as amended and restated effective February 28, 2007) (Incorporated by reference to Exhibit 10.25 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.27	Amended and Restated CommScope Holding Company, Inc. 2011 Incentive Plan (as amended and restated effective February 19, 2013) (Incorporated by reference to Exhibit 10.26 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.28	Forms of Nonqualified Stock Option Certificate under the Amended and Restated CommScope Holding Company, Inc. 2011 Incentive Plan (Incorporated by reference to Exhibit 10.31 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.29	CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 20, 2014).

*	10.30	Form of Restricted Stock Unit Award Certificate under the CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on April 30, 2015).

*	10.31	Form of Performance Stock Unit Award Certificate under the CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on April 30, 2015).

*	10.32	Form of Non-Qualified Stock Option Certificate under the CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on April 30, 2015).

*	10.33	CommScope Holding Company, Inc. Annual Incentive Plan (Incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 20, 2014).

	Exhibit No.	Description

*	10.34	Amended and Restated CommScope, Inc. Supplemental Executive Retirement Plan (as amended and restated effective April 9, 2009) (Incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.35	First Amendment, dated January 12, 2011, to Amended and Restated CommScope, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.32 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).

*	10.36

Registration Rights Agreement, dated as of January 14, 2011, by and among Carlyle- CommScope Holdings, L.P. and each other person executing the agreement as a “Rollover

Investor” (Incorporated by reference to Exhibit 10.33 of Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 27, 2013).

*	10.37	CommScope Holding Company, Inc. Non-Employee Director Compensation Plan, as amended on September 9, 2015 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on November 9, 2015).

*	10.38	Form of Restricted Stock Unit Award Agreement under the CommScope Holding Company, Inc. Non-Employee Director Compensation Plan, which is operated as a subplan of the CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 20, 2014).

**	21.1	List of Subsidiaries

**	23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

**	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

**	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

±	32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).

†	101.INS	XBRL Instance Document, furnished herewith

†	101.SCH	XBRL Schema Document, furnished herewith

†	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†	101.INS	XBRL Taxonomy Extension Label Linkbase Document

†	101.INS	XBRL Taxonomy Extension Presentation Linkbase Document

†	101.INS	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed
**	Filed herewith
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

±	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.