Form 10-Q
period 2016-03-31
CommScope Holding Company, Inc.
filed 2016-04-28
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 18, 2016 there were 191,885,515 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

March  31, 2016

Part 1 — Financial Information (Unaudited)

ITEM 1.	Condensed Consolidated Financial Statements

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

and Comprehensive Income

(Unaudited - In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$1,143,979	$825,400
Operating costs and expenses:
Cost of sales	696,888	532,196
Selling, general and administrative	209,197	125,671
Research and development	52,190	27,736
Amortization of purchased intangible assets	73,616	44,786
Restructuring costs, net	6,072	1,871
Asset impairments	15,293	—

Total operating costs and expenses	1,053,256	732,260

Operating income	90,723	93,140
Other income, net	301	2,627
Interest expense	(72,562)	(36,329)
Interest income	2,579	1,029

Income before income taxes	21,041	60,467
Income tax expense	(8,461)	(20,991)

Net income	$12,580	$39,476

Earnings per share:
Basic	$0.07	$0.21
Diluted	$0.06	$0.20

Weighted average shares outstanding:
Basic	191,642	188,480
Diluted	195,456	193,137

Comprehensive income:
Net income	$12,580	$39,476
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	46,284	(29,488)
Pension and other postretirement benefit activity	(731)	(1,587)
Available-for-sale securities	(723)	(2,989)

Total other comprehensive gain (loss), net of tax	44,830	(34,064)

Total comprehensive income	$57,410	$5,412

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share amounts)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$688,368	$562,884
Accounts receivable, less allowance for doubtful accounts of $18,525 and $19,392, respectively	924,216	833,041
Inventories, net	464,462	441,815
Prepaid expenses and other current assets	149,925	166,900

Total current assets	2,226,971	2,004,640
Property, plant and equipment, net of accumulated depreciation of $258,890 and $243,806, respectively	519,931	528,706
Goodwill	2,719,300	2,690,636
Other intangible assets, net	2,077,368	2,147,483
Other noncurrent assets	129,337	131,166

Total assets	$7,672,907	$7,502,631

Liabilities and Stockholders’ Equity
Accounts payable	$388,005	$300,829
Other accrued liabilities	397,657	371,743
Current portion of long-term debt	12,500	12,520

Total current liabilities	798,162	685,092
Long-term debt	5,231,513	5,231,131
Deferred income taxes	190,941	202,487
Pension and other postretirement benefit liabilities	40,334	37,102
Other noncurrent liabilities	123,503	124,099

Total liabilities	6,384,453	6,279,911

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000; Issued and outstanding shares: None at March 31, 2016 or December 31, 2015	—	—
Common stock, $.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 191,863,546 and 191,368,727 at March 31, 2016 and December 31, 2015, respectively	1,929	1,923
Additional paid-in capital	2,227,241	2,216,202
Retained earnings (accumulated deficit)	(799,814)	(812,394)
Accumulated other comprehensive loss	(126,848)	(171,678)
Treasury stock, at cost: 1,094,031 shares and 986,222 shares at March 31, 2016 and December 31, 2015, respectively	(14,054)	(11,333)

Total stockholders’ equity	1,288,454	1,222,720

Total liabilities and stockholders’ equity	$7,672,907	$7,502,631

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net income	$12,580	$39,476
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	96,938	59,454
Equity-based compensation	8,835	5,253
Deferred income taxes	(10,440)	(13,623)
Asset impairments	15,293	—
Excess tax benefits from equity-based compensation	(1,381)	(10,414)
Changes in assets and liabilities:
Accounts receivable	(58,760)	(95,317)
Inventories	(9,863)	5,792
Prepaid expenses and other assets	(6,378)	(1,134)
Accounts payable and other liabilities	73,019	12,682
Other	(1,751)	(929)

Net cash generated by operating activities	118,092	1,240

Investing Activities:
Additions to property, plant and equipment	(14,472)	(8,213)
Proceeds from sale of property, plant and equipment	3,684	125
Net purchase price adjustment	15,355	—
Other	474	2,633

Net cash generated by (used in) investing activities	5,041	(5,455)

Financing Activities:
Long-term debt repaid	(3,146)	(2,199)
Proceeds from the issuance of common shares under equity-based compensation plans	1,490	11,999
Excess tax benefits from equity-based compensation	1,381	10,414
Tax withholding payments for vested equity-based compensation awards	(2,721)	—

Net cash generated by (used in) financing activities	(2,996)	20,214
Effect of exchange rate changes on cash and cash equivalents	5,347	(10,178)

Change in cash and cash equivalents	125,484	5,821
Cash and cash equivalents, beginning of period	562,884	729,321

Cash and cash equivalents, end of period	$688,368	$735,142

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited - In thousands, except share amounts)

	Three Months Ended March 31,
	2016	2015
Number of common shares outstanding:
Balance at beginning of period	191,368,727	187,831,389
Issuance of shares under equity-based compensation plans	602,628	1,578,085
Shares surrendered under equity-based compensation plans	(107,809)	—

Balance at end of period	191,863,546	189,409,474

Common stock:
Balance at beginning of period	$1,923	$1,888
Issuance of shares under equity-based compensation plans	6	16

Balance at end of period	$1,929	$1,904

Additional paid-in capital:
Balance at beginning of period	$2,216,202	$2,141,433
Issuance of shares under equity-based compensation plans	1,483	11,983
Equity-based compensation	8,792	3,959
Tax benefit from shares issued under equity-based compensation plans	764	10,365

Balance at end of period	$2,227,241	$2,167,740

Retained earnings (accumulated deficit):
Balance at beginning of period	$(812,394)	$(741,519)
Net income	12,580	39,476

Balance at end of period	$(799,814)	$(702,043)

Accumulated other comprehensive loss:
Balance at beginning of period	$(171,678)	$(83,548)
Other comprehensive income (loss), net of tax	44,830	(34,064)

Balance at end of period	$(126,848)	$(117,612)

Treasury stock, at cost:
Balance at beginning of period	$(11,333)	$(10,635)
Net shares surrendered under equity-based compensation plans	(2,721)	—

Balance at end of period	$(14,054)	$(10,635)

Total stockholders’ equity	$1,288,454	$1,339,354

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

1. BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope Holding Company, Inc., along with its direct and indirect subsidiaries (CommScope or the Company), is a global provider of essential infrastructure solutions for communication networks. The Company’s solutions and services for wired and wireless networks enable high-bandwidth data, video and voice applications. CommScope’s global leadership position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions and global manufacturing and distribution scale.

On August 28, 2015, the Company acquired TE Connectivity’s Broadband Network Solutions (BNS) business in an all-cash transaction valued at approximately $3.0 billion. See Note 2 for additional discussion of the BNS acquisition.

As of January 1, 2016, the Company reorganized its internal management and reporting structure as part of the integration of the BNS acquisition. The reorganization changed the information regularly reviewed by the Company’s chief operating decision maker for purposes of allocating resources and assessing performance. As a result, the Company is reporting financial performance for the 2016 fiscal year based on two new operating segments: CommScope Connectivity Solutions (CCS) and CommScope Mobility Solutions (CMS). Both CCS and CMS represent non-aggregated reportable operating segments. Prior to this change, the Company operated and reported four operating segments: Wireless, Enterprise, Broadband and BNS. All prior period amounts in these interim condensed consolidated financial statements have been recast to reflect these operating segment changes.

Basis of Presentation

The Condensed Consolidated Balance Sheet as of March 31, 2016, the Condensed Consolidated Statements of Operations and Comprehensive Income, Cash Flows and Stockholders’ Equity for the three months ended March 31, 2016 and 2015 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The BNS results of operations that are reported in the Company’s unaudited condensed consolidated financial statements are for the fiscal period December 26, 2015 through March 25, 2016.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 Annual Report). There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2016. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements.

Concentrations of Risk and Related Party Transactions

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for 11% and 13% of the Company’s total net sales during the three months ended March 31, 2016 and 2015, respectively. Sales to Anixter primarily originate within the CCS segment. Other than Anixter, no other direct customer accounted for 10% or more of the Company’s total net sales for the three months ended March 31, 2016 or 2015. No direct customer accounted for more than 10% of the Company’s accounts receivable as of March 31, 2016.

As of March 31, 2016, funds affiliated with The Carlyle Group (Carlyle) owned 31.9% of the outstanding shares of CommScope.

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Three Months Ended March 31,
	2016	2015
Product warranty accrual, beginning of period	$17,964	$17,054
Provision for warranty claims	2,051	1,542
Warranty claims paid	(2,326)	(3,230)

Product warranty accrual, end of period	$17,689	$15,366

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of a reporting unit with goodwill may not be recoverable. During the three months ended March 31, 2016, the Company assessed goodwill for impairment due to the change in reportable segments, which also resulted in changes to several reporting units. As a result, the Company performed impairment testing for goodwill under the reporting unit structure immediately before the change and determined that no impairment existed. The Company reallocated goodwill to the new reporting units under the new reporting structure and performed preliminary impairment testing for goodwill under the new segment reporting structure immediately after the change and determined that a $15.3 million goodwill impairment existed within one of the CCS reporting units at January 1, 2016. The impairment test was performed using a discounted cash flow (DCF) valuation model. Significant assumptions in the DCF model are the annual revenue growth rate, the annual operating income margin and the discount rate used to determine the present value of the cash flow projections. The discount rate was based on the estimated weighted average cost of capital as of the test date for market participants in our reporting units’ industries.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. Other than the goodwill impairment described above, there were no asset impairments identified during the three months ended March 31, 2016 or 2015.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Income Taxes

The effective income tax rate of 40.2% for the three months ended March 31, 2016 was higher than the statutory rate of 35% primarily due to the impact of the goodwill impairment charge for which only partial tax benefits were recorded. In addition, the effective income tax rate was also affected by the provision for state income taxes as well as losses in certain jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable. These increases to the effective income tax rate were partially offset by the impact of earnings in foreign jurisdictions, which are generally taxed at rates lower than the U.S. statutory rate.

The effective income tax rate of 34.7% for the three months ended March 31, 2015 was lower than the statutory rate of 35% primarily due to the impact of earnings in foreign jurisdictions. Such earnings are generally taxed at rates lower than the U.S. statutory rate. In addition, the effective income tax rate was also affected by the provision for state income taxes as well as losses in certain jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on net income divided by the weighted average number of common shares outstanding plus the dilutive effect of potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding equity-based awards (stock options, performance share units and restricted stock units). Certain outstanding equity-based awards were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance conditions were not met (2.2 million shares and 1.3 million shares for the three months ended March 31, 2016 and 2015, respectively).

The following table presents the basis for the earnings per share computations:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income for basic and diluted earnings per share	$12,580	$39,476

Denominator:
Weighted average shares outstanding - basic	191,642	188,480
Dilutive effect of equity-based awards	3,814	4,657

Weighted average common shares outstanding - diluted	195,456	193,137

Earnings per share:
Basic	$0.07	$0.21
Diluted	$0.06	$0.20

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU No. 2016-09 is effective for the Company as of January 1, 2017 and early adoption is permitted. The Company is evaluating the impact of this new guidance on the Company’s consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires entities to recognize assets and liabilities for the rights and obligations created by leased assets. ASU No. 2016-02 is effective for the Company as of January 1, 2019 and early adoption is permitted. The Company is evaluating the impact of this new guidance on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which modifies how entities measure equity investments and present changes in the fair value of financial liabilities; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; changes presentation and disclosure requirements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance is effective for the Company as of January 1, 2018 and with the exception of certain provisions, early adoption is not permitted. The Company is evaluating the impact of this new guidance on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new accounting standard defines a single comprehensive model in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company will be required to adopt the standard as of January 1, 2018 and early adoption is permitted as of January 1, 2017 using either: (i) retrospective application to each prior reporting period presented; or (ii) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional required disclosures. The Company is currently determining its implementation approach and assessing the impact on the consolidated financial statements.

2. ACQUISITIONS

Broadband Network Solutions

On August 28, 2015, the Company acquired TE Connectivity’s BNS business in an all-cash transaction. The Company has made net payments of $3,005.8 million ($2,942.1 million net of cash acquired). As of March 31, 2016, the Company had a net liability of $11.6 million payable to TE Connectivity for remaining purchase price adjustments. Net sales of $382.3 million related to the acquired business is reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2016, and is primarily reported in the CCS segment.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The purchase price for BNS was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition and any excess was allocated to goodwill. The following table summarizes the preliminary allocation of the purchase price at the date of acquisition and the subsequent measurement period adjustments (in millions):

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Cash and cash equivalents	$63.7	$—	$63.7
Accounts receivable	252.9	(1.7)	251.2
Inventories	266.4	(11.4)	255.0
Other current assets	40.0	(4.0)	36.0
Property, plant and equipment	247.6	1.8	249.4
Goodwill	1,242.8	84.2	1,327.0
Identifiable intangible assets	1,150.0	(51.3)	1,098.7
Other noncurrent assets	22.3	(0.2)	22.1
Current liabilities	(224.2)	(12.5)	(236.7)
Noncurrent pension liabilities	(30.5)	10.3	(20.2)
Other noncurrent liabilities	(27.1)	(1.7)	(28.8)

Net acquisition cost	$3,003.9	$13.5	$3,017.4

As a result of the measurement period adjustments recorded during the three months ended March 31, 2016, the Company recorded an additional $0.5 million of pretax expense, which would have been recorded during the year ended December 31, 2015 if the information relating to the valuation of certain assets and liabilities were applied at the original acquisition date.

The goodwill arising from the preliminary purchase price allocation of the BNS acquisition is believed to result from the Company’s reputation in the marketplace and assembled workforce. A significant portion of the goodwill is expected to be deductible for income tax purposes.

Various valuation techniques were used to estimate the fair value of the assets acquired and the liabilities assumed which use significant unobservable inputs, or Level 3 inputs as defined by the fair value hierarchy. Using these valuation approaches requires the Company to make significant estimates and assumptions. The Company is finalizing its value of identifiable intangible assets; property, plant and equipment; pension liabilities; deferred taxes; and other assets and liabilities. As additional information is obtained, adjustments will be made to the purchase price allocation. The estimated fair values are expected to change as the Company completes its valuation analyses and purchase price allocation.

There were certain foreign assets acquired and liabilities assumed in the BNS acquisition for which title has not yet transferred although the consideration was paid as part of the overall purchase price discussed above. The Company expects these transfers to be fully completed during 2016 and does not anticipate any significant risks to executing such transfers. In the interim, TE Connectivity will continue to conduct the business operations, as directed by and for the sole benefit or detriment of CommScope. For the three months ended March 31, 2016, net sales related to the BNS operations that have not formally transferred were included in the Company’s consolidated net sales and represented approximately 2% of the Company’s net sales. As of March 31, 2016, the investment in these BNS operations was reported in other non-current assets on the Condensed Consolidated Balance Sheet. The total assets related to these operations represented less than 1% of the Company’s total assets as of March 31, 2016.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table presents unaudited pro forma condensed consolidated results of operations for CommScope for the three months ended March 31, 2015 as though the BNS acquisition had been completed as of January 1, 2014 (in millions, except per share amounts):

Three months ended March 31, 2015
Revenue	$1,250.3
Net income	35.0
Net income per diluted share	0.18

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

Airvana

On October 1, 2015, the Company acquired the assets and assumed certain liabilities of Airvana LP (Airvana), a provider of small cell solutions for wireless networks. The Company paid $44.1 million ($43.5 million net of cash acquired) and recorded a liability for $1.0 million for the remaining payment due. Airvana provides 4G LTE and 3G small cell solutions that enable communication and access to information and entertainment in challenging and high-value environments, such as office buildings, public venues and homes. Net sales of Airvana products reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income were $2.7 million for the three months ended March 31, 2016 and are reported in the CMS segment.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

3. GOODWILL

As a result of the change in segments, goodwill was reallocated from the previous segments to the new segments. The following table presents goodwill after the reallocation to the new reportable segments (in millions):

	CCS	CMS	Total
Goodwill, gross, as of January 1, 2016	$1,986.6	$899.7	$2,886.3
Adjustments to preliminary purchase price	11.9	0.5	12.4
Foreign exchange	31.0	0.6	31.6

Goodwill, gross, as of March 31, 2016	2,029.5	900.8	2,930.3

Accumulated impairment charges as of January 1, 2016	(36.2)	(159.5)	(195.7)
Impairment charges	(15.3)	—	(15.3)
Accumulated impairment charges as of March 31, 2016	(51.5)	(159.5)	(211.0)

Goodwill, net, as of March 31, 2016	$1,978.0	$741.3	$2,719.3

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	March 31, 2016	December 31, 2015
Raw materials	$127,240	$114,329
Work in process	125,776	131,030
Finished goods	211,446	196,456

	$464,462	$441,815

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

The following table presents information related to the Company’s investment in Hydrogenics:

	March 31, 2016	December 31, 2015
Shares owned	1,283	1,332
Cost basis	$961	$997
Fair value	$10,496	$11,683
Pretax unrealized gain in accumulated other comprehensive income (loss)	$9,535	$10,685

The following table provides information related to the sale of shares in Hydrogenics:

	Three Months Ended March 31,
	2016	2015
Shares sold	49	172
Proceeds received	$400	$2,493
Pretax gain realized	$364	$2,363

Gains on the sale of Hydrogenics shares are recorded in other income, net on the Condensed Consolidated Statements of Operations and Comprehensive Income.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Other Accrued Liabilities

	March 31, 2016	December 31, 2015
Compensation and employee benefit liabilities	$97,594	$108,852
Deferred revenue	24,994	23,811
Product warranty accrual	17,689	17,964
Accrued interest	66,127	12,468
Restructuring reserve	20,850	24,480
Income taxes payable	42,264	38,417
Value-added taxes payable	14,140	24,880
Accrued professional fees	12,454	14,303
Other	101,545	106,568

	$397,657	$371,743

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended March 31,
	2016	2015
Foreign currency translation
Balance, beginning of period	$(160,620)	$(80,483)
Other comprehensive income (loss)	46,284	(29,366)
Amounts reclassified from AOCL	—	(122)

Balance, end of period	$(114,336)	$(109,971)

Pension and other postretirement benefit activity
Balance, beginning of period	$(17,567)	$(14,957)
Amounts reclassified from AOCL	(731)	(1,587)

Balance, end of period	$(18,298)	$(16,544)

Available-for-sale securities
Balance, beginning of period	$6,509	$11,892
Other comprehensive loss	(494)	(1,528)
Amounts reclassified from AOCI	(229)	(1,461)

Balance, end of period	$5,786	$8,903

Net AOCL, end of period	$(126,848)	$(117,612)

Amounts reclassified from net AOCL related to foreign currency translation and available-for-sale securities are recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income. Pension and other postretirement benefit plan amounts reclassified from net AOCL are included in the computation of net periodic benefit income and are primarily recorded in cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Cash Flow Information

	Three Months Ended March 31,
	2016	2015
Cash paid during the period for:
Income taxes, net of refunds	$15,087	$34,075
Interest	$16,057	$7,272

5. FINANCING

	March 31, 2016	December 31, 2015
6.00% senior notes due June 2025	$1,500,000	$1,500,000
5.50% senior notes due June 2024	650,000	650,000
5.00% senior notes due June 2021	650,000	650,000
Senior PIK toggle notes due June 2020	536,630	536,630
4.375% senior secured notes due June 2020	500,000	500,000
Senior secured term loan due December 2022	1,243,750	1,246,875
Senior secured term loan due January 2018	261,875	261,875
Senior secured revolving credit facility expires May 2020	—	—
Other	—	19

Total face vaue of debt	$5,342,255	$5,345,399
Less: Original issue discount, net of amortization	(3,987)	(4,234)
Less: Debt issuance costs, net of amortization	(94,255)	(97,514)
Less: Current portion	(12,500)	(12,520)

Total long-term debt	$5,231,513	$5,231,131

See Note 6 in the Notes to Consolidated Financial Statements in the 2015 Annual Report for additional information on the terms and conditions of the 6.00% senior notes (the 2025 Notes), the 5.50% senior notes (the 2024 Notes), the 5.00% senior notes (the 2021 Notes), the 6.625%/7.375% senior payment-in-kind toggle notes (the senior PIK toggle notes), the 4.375% senior secured notes (the 2020 Notes) and the senior secured term loans and credit facility.

Senior Secured Credit Facilities

During the three months ended March 31, 2016, the Company repaid $3.1 million of its senior secured term loans. No portion of the senior secured term loans was reflected as a current portion of long-term debt as of March 31, 2016 related to the potentially required excess cash flow payment because the amount that may be payable in 2017, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2016 related to 2015.

During the three months ended March 31, 2016, the Company did not borrow under its revolving credit facility. As of March 31, 2016, the Company had availability of approximately $322.3 million under the asset-based revolving credit facility, after giving effect to borrowing base limitations and outstanding letters of credit.

Other Matters

The Company’s non-guarantor subsidiaries held approximately $2,835 million, or 37%, of total assets and approximately $497 million, or 8%, of total liabilities as of March 31, 2016 and accounted for approximately $500 million, or 44%, of net sales for the three months ended March 31, 2016. As of December 31, 2015, the non-guarantor subsidiaries held approximately $2,848 million, or 38%, of total assets and approximately $468 million, or 8%, of total liabilities. For the three months ended March 31, 2015, the non-guarantor subsidiaries accounted for approximately $375 million, or 45%, of net sales. All amounts presented exclude intercompany balances.

CommScope, Inc., a direct wholly owned subsidiary of the Company, is a guarantor of the 2025 Notes and the issuer of each of the 2024 Notes, the 2021 Notes and the 2020 Notes. The balance sheet and income statement amounts for

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

CommScope, Inc. are substantially identical to those of the Company other than interest expense and total debt. Interest expense for CommScope, Inc. does not reflect the interest expense incurred in connection with the senior PIK toggle notes. For the three month periods ended March 31, 2016 and 2015, interest expense related to the senior PIK toggle notes was $9.3 million ($5.5 million net of tax) and $9.5 million ($6.1 million net of tax), respectively. Total debt for CommScope, Inc. and its subsidiaries as of March 31, 2016 was $4,713.9 million, which does not include the senior PIK toggle notes.

The weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.50% at both March 31, 2016 and December 31, 2015.

6. DERIVATIVES AND HEDGING ACTIVITIES

The Company uses forward contracts to hedge a portion of its balance sheet re-measurement risk and to hedge certain planned foreign currency expenditures. As of March 31, 2016, the Company had outstanding foreign exchange contracts with maturities of up to seven months and aggregate notional values of $302 million (based on exchange rates as of March 31, 2016). Unrealized gains and losses resulting from these contracts are recognized in other income, net and partially offset corresponding foreign exchange gains and losses on the balances and expenditures being hedged. These instruments are not held for speculative or trading purposes and are not designated as hedges for hedge accounting and are marked to market each period through earnings.

The following table presents the balance sheet location and fair value of the Company’s derivatives:

		Fair Value of Asset (Liability)
	Balance Sheet Location	March 31, 2016	December 31, 2015
Foreign currency contracts	Prepaid expenses and other current assets	$3,044	$1,051
Foreign currency contracts	Other accrued liabilities	(1,815)	(5,945)

Total derivatives not designated as hedging instruments		$1,229	$(4,894)

The pretax impact of these foreign currency forward contracts, both matured and outstanding, on the Condensed Consolidated Statements of Operations and Comprehensive Income is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Gain (Loss) Recognized
Three Months Ended March 31, 2016	Other income, net	$1,163
Three Months Ended March 31, 2015	Other income, net	$(4,800)

7. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, available-for-sale securities, debt instruments and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of March 31, 2016 and December 31, 2015 were considered representative of their fair values due to their short terms to maturity. The fair value of the Company’s available-for-sale securities was based on quoted market prices. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The carrying amounts, estimated fair values and valuation input levels of the Company’s available-for-sale securities, foreign currency contracts and debt instruments as of March 31, 2016 and December 31, 2015, are as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Available-for-sale securities	$10,496	$10,496	$11,683	$11,683	Level 1
Foreign currency contracts	3,044	3,044	1,051	1,051	Level 2
Liabilities:
6.00% senior notes due 2025	1,500,000	1,511,250	1,500,000	1,430,700	Level 2
5.50% senior notes due 2024	650,000	654,030	650,000	617,500	Level 2
5.00% senior notes due 2021	650,000	653,250	650,000	619,125	Level 2
Senior PIK toggle notes due 2020	536,630	550,690	536,630	544,679	Level 2
4.375% senior secured notes due 2020	500,000	510,000	500,000	500,000	Level 2
Senior secured term loan due 2022, at par	1,243,750	1,243,750	1,246,875	1,243,727	Level 2
Senior secured term loan due 2018, at par	261,875	261,377	261,875	260,068	Level 2
Foreign currency contracts	1,815	1,815	5,945	5,945	Level 2

Non-Recurring Fair Value Measurements

During the three months ended March 31, 2016, the Company recorded a pretax goodwill impairment charge of $15.3 million due to the change in reportable segments as described in Note 1. The valuation supporting the goodwill impairment charge is based on Level 3 valuation inputs.

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

8. SEGMENTS AND GEOGRAPHIC INFORMATION

As of January 1, 2016, the Company reorganized its internal management and reporting structure as part of the integration of the BNS acquisition. The reorganization changed the information regularly reviewed by the Company’s chief operating decision maker for purposes of allocating resources and assessing performance. As a result, the Company is reporting financial performance for the 2016 fiscal year based on two new operating segments: CommScope Connectivity Solutions and CommScope Mobility Solutions. Both CCS and CMS represent non-aggregated reportable operating segments. All prior period amounts below have been recast to reflect these operating segment changes.

The CCS segment provides connectivity and network intelligence for indoor and outdoor network applications. Indoor network solutions are found in commercial buildings and in the network core, which includes data centers, central offices and cable television headends. These solutions include optical fiber and twisted pair structured cabling applications, intelligent infrastructure software, network rack and cabinet enclosures, patch cords and panels, modular data centers, network design services, central office connectivity and equipment and headend solutions for the network core. Outdoor network solutions are found in access networks and include coaxial cabling and fiber-optic connectivity solutions, which include a robust portfolio of fiber optic connectors and fiber management systems.

The CMS segment provides merchant radio frequency (RF) wireless network connectivity solutions and DAS and small cell solutions to enable carriers’ 2G, 3G and 4G networks. These solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy macro cell site, metro cell site, DAS and small cell solutions to meet coverage and capacity requirements. The CMS segment focuses on all aspects of the radio access network (RAN) from the macro through the metro, to the indoor layer. Macro cell site solutions can be found at wireless tower sites and on rooftops and

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors and filters. Metro cell solutions can be found outdoors on street poles and on other urban structures and include RF delivery and connectivity solutions, equipment housing and concealment. These fully integrated outdoor systems consist of specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment. The DAS and small cell solutions allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems.

The following table provides summary financial information by reportable segment (in millions):

	March 31, 2016	December 31, 2015
Identifiable segment-related assets:
CCS	$4,695.7	$4,642.0
CMS	2,248.3	2,258.9

Total identifiable segment-related assets	6,944.0	6,900.9
Reconciliation to total assets:
Cash and cash equivalents	688.4	562.9
Deferred income tax assets	40.5	38.8

Total assets	$7,672.9	$7,502.6

The following table provides net sales, operating income, depreciation and amortization by reportable segment (in millions):

	Three Months Ended March 31,
	2016	2015
Net sales:
CCS	$687.0	$329.1
CMS	457.0	496.3

Consolidated net sales	$1,144.0	$825.4

Operating income:
CCS (1)	$50.0	$28.7
CMS (2)	40.7	64.4

Consolidated operating income	$90.7	$93.1

Depreciation:
CCS	$12.9	$4.4
CMS	6.7	7.2

Consolidated depreciation	$19.6	$11.6

Amortization (3):
CCS	$48.2	$21.7
CMS	25.4	23.1

Consolidated amortization	$73.6	$44.8

(1)	Operating income for the three months ended March 31, 2016 includes a goodwill impairment charge of $15.3 million. Operating income for the three months ended March 31, 2016 and 2015 includes integration and transaction costs of $14.1 million and $5.4 million, respectively. Operating income for the three months ended March 31, 2016 and 2015 includes restructuring charges of $1.1 million and $0.1 million, respectively.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

(2)	Operating income for the three months ended March 31, 2016 and 2015 includes integration and transaction costs of $1.8 million and $6.0 million, respectively. Operating income for the three months ended March 31, 2016 and 2015 includes restructuring charges of $5.0 million and $1.8 million, respectively.
(3)	Excludes amortization of debt issuance costs and original issue discount.

Sales to customers located outside of the United States comprised 48.5% and 53.6% of total net sales for the three months ended March 31, 2016 and 2015, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
United States	$588.8	$383.1
Europe, Middle East and Africa	218.3	158.9
Asia Pacific	240.7	189.9
Central and Latin America	66.3	66.7
Canada	29.9	26.8

Consolidated net sales	$1,144.0	$825.4

9. RESTRUCTURING COSTS

Prior to the acquisition of the BNS business, the Company initiated restructuring actions to realign and lower its cost structure primarily through workforce reductions and other cost reduction initiatives, including the cessation of manufacturing operations at various facilities. Production capacity from these facilities has been shifted to other existing facilities or unaffiliated suppliers. These actions are referred to as cost alignment restructuring actions. Following the acquisition of BNS in 2015, the Company initiated a series of restructuring actions to integrate the BNS operations (BNS integration restructuring actions) to achieve cost and production synergies. All charges related to these restructuring actions are reported in restructuring costs, net.

The Company’s net pretax restructuring charges, by segment, were as follows:

	Three Months Ended March 31,
	2016	2015
CCS	$1,109	$110
CMS	4,963	1,761

Total	$6,072	$1,871

Employee-related costs include the expected severance costs and related benefits as well as one-time severance benefits that are accrued over the remaining period employees are required to work in order to receive such benefits.

Lease termination costs relate to the discounted cost of unused leased facilities, net of anticipated sub-rental income.

Fixed asset related costs include non-cash impairments or fixed asset disposals associated with restructuring actions in addition to the cash costs to uninstall, pack, ship and reinstall manufacturing equipment and the costs to prepare the receiving facility to accommodate relocated equipment. These costs are expensed as incurred.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The activity within the liability established for the cost alignment restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance as of December 31, 2015	$1,005	$7,370	$—	$8,375
Additional charge (credit) recorded	(4)	90	(203)	(117)
Cash paid	(364)	(524)	—	(888)
Consideration received	—	—	3,656	3,656
Foreign exchange and other non-cash items	22	—	(3,453)	(3,431)

Balance as of March 31, 2016	$659	$6,936	$—	$7,595

The Company has recognized restructuring charges of $88.7 million since January 2011 for cost alignment restructuring actions. Additional pretax costs of $1.0 million to $2.0 million are expected to be incurred to complete these previously announced initiatives. Cash payments of $2.0 million to $3.0 million are expected during the remainder of 2016 with additional payments of $6.0 million to $7.0 million between 2017 and 2022.

The activity within the liability established for the BNS integration restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance as of December 31, 2015	$28,714	$—	$—	$28,714
Additional charge recorded	3,836	—	2,353	6,189
Cash paid	(7,140)	—	(432)	(7,572)
Foreign exchange and other non-cash items	19	—	(1,921)	(1,902)

Balance as of March 31, 2016	$25,429	$—	$—	$25,429

The BNS integration actions include the planned closure of two facilities in the U.S. and one international facility. The Company has recognized restructuring charges of $30.0 million since the acquisition date for BNS integration actions. Additional pretax costs of $0.2 million to $0.3 million are expected to be incurred to complete the previously announced BNS integration initiatives. Cash payments of $17.0 million to $18.0 million are expected during the remainder of 2016 with additional payments of $7.0 million to $8.0 million between 2017 and 2018. Additional restructuring charges related to the BNS restructuring actions are expected and the resulting amounts may be material.

Restructuring reserves related to all actions were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	March 31, 2016	December 31, 2015
Other accrued liabilities	$20,850	$24,480
Other noncurrent liabilities	12,174	12,609

Total liability	$33,024	$37,089

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

10. EMPLOYEE BENEFIT PLANS

	Pension Benefits
	Three Months Ended March 31,
	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
Service cost	$—	$—	$1,596	$107
Interest cost	1,620	1,625	1,751	1,313
Recognized actuarial loss	236	169	28	1
Expected return on plan assets	(1,750)	(1,880)	(2,294)	(1,597)

Net periodic benefit cost (income)	$106	$(86)	$1,081	$(176)

	Other Postretirement Benefits
	Three Months Ended March 31,
	U.S. Plans
	2016	2015
Service cost	$1	$7
Interest cost	135	161
Recognized actuarial gain	(346)	(283)
Amortization of prior service credits	(1,055)	(2,457)

Net periodic benefit income	$(1,265)	$(2,572)

The Company contributed $1.0 million to the defined benefit pension plans and postretirement benefit plans during the three months ended March 31, 2016. During the remainder of 2016, the Company anticipates making additional contributions of approximately $1.9 million to the U.S. plans and $8.2 million to the non-U.S. plans.

11. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of March 31, 2016, $81.9 million of unrecognized compensation costs related to unvested stock options, restricted stock unit awards (RSUs) and performance share units (PSUs) are expected to be recognized over a remaining weighted average period of 1.8 years. There were no significant capitalized equity-based compensation costs at March 31, 2016.

In March 2016, the Company modified certain equity-based compensation awards to extend the exercise period in the case of retirement, death or disability. This modification resulted in a change in the fair value of certain stock option awards. The incremental compensation cost that resulted from the modification was $1.6 million and it was recognized fully during the three months ended March 31, 2016.

The following table shows a summary of the equity-based compensation expense included in the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended March 31,
	2016	2015
Selling, general and administrative	$6,716	$4,010
Cost of sales	1,192	699
Research and development	927	544

Total equity-based compensation expense	$8,835	$5,253

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

The following table summarizes the stock option activity (in thousands, except per share amounts):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	7,458	$8.81
Granted	374	$24.94	$12.03
Exercised	(262)	$6.39
Forfeited	(195)	$5.73	$3.87

Outstanding as of March 31, 2016	7,375	$9.80		$135,004

Exercisable at March 31, 2016	6,476	$7.41	$4.53	$132,861
Expected to vest	894	$26.99		$2,133

The exercise prices of outstanding options at March 31, 2016 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$2.96 to $5.35	398	3.0	$2.96	398	$2.96
$5.36 to $5.67	591	5.9	$5.57	564	$5.57
$5.68 to $8.54	3,903	4.8	$5.74	3,903	$5.74
$8.55 to $8.90	1,101	4.4	$8.62	1,101	$8.62
$8.91 to $23.00	527	7.8	$22.54	490	$22.85
$23.01 to $33.12	855	9.2	$28.09	20	$28.65

$2.96 to $33.12	7,375	5.5	$9.80	6,476	$7.41

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted.

	Three Months Ended
	March 31,
	2016	2015
Expected option term (in years)	6.0	6.0
Risk-free interest rate	1.4%	1.6%
Expected volatility	50.0%	43.0%
Expected dividend yield	—%	—%
Weighted average exercise price	$24.94	$30.76
Weighted average fair value at grant date	$12.03	$13.25

Performance Share Units

PSUs are stock awards in which the number of shares ultimately received by the employee depends on Company performance against specified targets. Such awards vest over three years and the number of shares issued can vary from 0% to 150% of the number of PSUs granted depending on performance. The fair value of each PSU is determined on the date of grant based on the Company’s stock price. Over the performance period, the number of shares that are expected to be issued is adjusted upward or downward based upon the probable achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized will be based on the final performance metrics compared to the targets specified in the grants.

The following table summarizes the PSU activity (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and unvested as of December 31, 2015	175	$30.76
Granted	268	$24.94

Outstanding and unvested as of March 31, 2016	443	$27.24

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and unvested as of December 31, 2015	1,567	$29.37
Granted	1,589	$24.94
Vested and shares issued	(341)	$30.87
Forfeited	(44)	$28.22

Outstanding and unvested as of March 31, 2016	2,771	$26.66

12. SUBSEQUENT EVENTS

On April 27, 2016, the Company’s Board of Directors approved the issuance of a redemption notice for $300 million of the Company’s senior PIK toggle notes. The redemption is expected to be completed in June 2016 pursuant to the terms of the related indenture and result in a cash charge related to the redemption premium of $9.9 million and a non-cash write-off of debt issuance costs of $3.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2015 Annual Report on Form 10-K.

We discuss certain financial measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Adjusted Operating Income and Adjusted EBITDA, that differ from measures calculated in accordance with generally accepted accounting principles in the United States (GAAP). See “Reconciliation of Non-GAAP Measures” included elsewhere in this quarterly report for more information about these non-GAAP financial measures, including our reasons for including the measures and material limitations with respect to the usefulness of the measures.

Overview

We are a global provider of essential infrastructure solutions for communication networks. Our solutions and services for wired and wireless networks enable high-bandwidth data, video and voice applications. Our global leadership position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions and global manufacturing and distribution scale.

On August 28, 2015, we completed the acquisition of TE Connectivity’s Broadband Network Solutions (BNS) business in an all-cash transaction valued at approximately $3.0 billion. The BNS business provides fiber optic and copper connectivity for wireline and wireless networks and also provides small-cell distributed antenna system (DAS) solutions for the wireless market. For the twelve month period from March 28, 2015 through March 25, 2016, the BNS business generated annual revenues of approximately $1.7 billion. Our consolidated results as of and for the three months ended March 31, 2016 include results of the BNS business for their fiscal quarter December 26, 2015 through March 25, 2016. During the three months ended March 31, 2016, we recognized $15.9 million of integration and transaction costs and $6.1 million of restructuring costs, primarily related to the BNS acquisition and integration activities. We will continue to incur integration, transaction and restructuring costs and such costs may be material.

As of January 1, 2016, we reorganized our internal management and reporting structure as part of the integration of the BNS acquisition. The reorganization changed the information regularly reviewed by our chief operating decision maker for purposes of allocating resources and assessing performance. As a result, we are reporting financial performance for the 2016 fiscal year based on two new operating segments: CommScope Connectivity Solutions (CCS) and CommScope Mobility Solutions (CMS). Prior to this change, we operated and reported based on four operating segments: Wireless, Enterprise, Broadband and BNS. All prior period amounts throughout our management’s discussion and analysis of financial condition and results of operations have been recast to reflect these operating segment changes.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2015 Annual Report on Form 10-K, except as disclosed below.

Assets Impairment Reviews

2016 Interim Goodwill Analysis

We test goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of a reporting unit may no longer be recoverable. During the three months ended March 31, 2016, we reorganized our internal management and reporting structure and as a result realigned our goodwill reporting units. We tested goodwill for possible impairment prior to the realignment and no impairment was indicated. We then reallocated goodwill to the new reporting units based on relative fair value as required by GAAP. After the reallocation, a step one goodwill impairment test was performed for each of the new reporting units. One reporting unit in the CCS segment did not pass step one and a preliminary step two test was performed. Based on the results of the preliminary step two test, a $15.3 million goodwill impairment charge was recorded for the three months ended March 31, 2016. The impairment test was performed using a discounted cash flow (DCF) valuation model. Significant assumptions in the DCF model are the annual revenue growth rate, the annual operating income margin and the discount rate used to determine the present value of the cash flow projections. The discount rate was based on the estimated weighted average cost of capital as of the test date for market participants in our reporting units’ industries.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 WITH THE THREE MONTHS ENDED MARCH 31, 2015

	Three Months Ended March 31,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,144.0	100.0%	$825.4	100.0%	$318.6	38.6%
Gross profit	447.1	39.1	293.2	35.5	153.9	52.5
Operating income	90.7	7.9	93.1	11.3	(2.4)	(2.6)
Non-GAAP adjusted operating income (1)	211.4	18.5	156.5	19.0	54.9	35.1
Net income	$12.6	1.1%	$39.5	4.8%	$(26.9)	(68.1)%
Diluted earnings per share	$0.06		$0.20

(1)	See “Reconciliation of Non-GAAP Measures.”

Net sales

	Three Months Ended March 31,		Change

	2016	2015	$	%
	(dollars in millions)
Net sales	$1,144.0	$825.4	$318.6	38.6%
Domestic net sales	588.8	383.1	205.7	53.7
International net sales	555.2	442.3	112.9	25.5

Net sales for the three months ended March 31, 2016 increased primarily as a result of $382.3 million in incremental net sales attributable to the BNS acquisition. Excluding these net sales, legacy CommScope net sales were up in the United States (U.S.) but decreased across all other geographic regions. Net sales to customers located outside of the U.S. comprised 48.5% and 53.6% of total net sales for the three months ended March 31, 2016 and 2015, respectively. Foreign exchange rate changes had a negative impact of approximately 1% on legacy CommScope net sales for the three months ended March 31, 2016 compared to the same 2015 period.

From a segment perspective, net sales from the CCS segment more than doubled year over year as a result of the BNS acquisition and net sales from the CMS segment decreased year over year primarily as a result of lower sales in all regions except the U.S. Excluding the incremental net sales related to the BNS acquisition, net sales from the CCS segment decreased slightly. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in millions)
Gross profit	$447.1	$293.2	$153.9	52.5%
Gross margin	39.1%	35.5%
SG&A expense	209.2	125.7	83.5	66.4
As a percent of sales	18.3%	15.2%
R&D expense	52.2	27.7	24.5	88.4
As a percent of sales	4.6%	3.4%

Gross profit (net sales less cost of sales)

Gross profit for the three months ended March 31, 2016 included $162.9 million of incremental gross profit related to the BNS acquisition. Excluding gross profit attributable to the BNS acquisition, gross profit decreased $9.0 million for the three months ended March 31, 2016 compared to the prior year period due to lower sales volumes. The increase in gross profit margin in part reflects the higher margin products related to the BNS acquisition. Excluding the BNS acquisition, gross profit margin increased by 1.8%, primarily due to favorable changes in geographic and product mix.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense for the three months ended March 31, 2016 was higher than the prior year period due to incremental SG&A costs from the acquired BNS business as well as an increase in integration and transaction costs. These higher costs were partially offset by the impact of cost reduction initiatives, lower selling expenses due to lower legacy CommScope net sales and a reduction in bad debt expense.

Research and development

Research and development (R&D) expense increased for the three months ended March 31, 2016 compared to the prior year period primarily as a result of the incremental R&D costs from the BNS and Airvana acquisitions, both of which were acquired in the second half of 2015 and have historically made significant investments in R&D expenditures. Excluding the impact of the BNS and Airvana acquisitions, R&D expense and R&D expense as a percentage of net sales were relatively unchanged in the current period compared to the prior year period. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and Restructuring costs

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in millions)
Amortization of purchased intangible assets	$73.6	$44.8	$28.8	64.3%
Restructuring costs, net	6.1	1.9	4.2	221.1

Amortization of purchased intangible assets

The amortization of purchased intangible assets was higher in the three months ended March 31, 2016 compared to the prior year period primarily due to the additional amortization resulting from the BNS acquisition.

Restructuring costs

We recognized restructuring costs of $6.1 million during the three months ended March 31, 2016 compared with $1.9 million during the three months ended March 31, 2015. The current period restructuring costs were primarily related to the integration of the BNS acquisition while the prior period restructuring costs were related to our efforts to realign and lower our overall cost structure.

We expect to incur additional pretax costs of $1.2 million to $2.3 million to complete actions announced to date. As a result of the continuing BNS integration, additional restructuring actions are expected to be identified and the resulting charges and cash requirements may be material.

Net interest expense, Other income, net and Income taxes

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in millions)
Net interest expense	$(70.0)	$(35.3)	$(34.7)	98.3%
Other income, net	0.3	2.6	(2.3)	(88.5)
Income tax expense	(8.5)	(21.0)	12.5	(59.5)

Net interest expense

The increase in net interest expense for the three months ended March 31, 2016 as compared to the prior year period was due to increases in and changes to the composition of our long-term debt. In June 2015, we issued $1.5 billion of 6.0% senior notes due 2025 (the 2025 Notes) and $500.0 million of 4.375% senior secured notes due 2020 (the 2020 Notes) and we entered into a $1.25 billion term loan due 2022 (the 2022 Term Loan). The proceeds from the 2025 Notes and the 2022 Term Loan were used to fund the BNS acquisition. We incurred $36.2 million of incremental interest expense for the three months ended March 31, 2016 as a result of this acquisition-related debt. The proceeds from the 2020 Notes were used to repay a portion of our existing term loans.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.50% as of both March 31, 2016 and December 31, 2015 and 5.38% as of March 31, 2015.

Other income, net

Foreign exchange gains of $1.1 million were included in other income, net for the three months ended March 31, 2016 compared to gains of $0.2 million for the three months ended March 31, 2015.

During the three months ended March 31, 2016 and 2015, we sold a portion of our investment in Hydrogenics that resulted in pretax gains of $0.4 million and $2.4 million, respectively, which were recorded in other income, net.

Income taxes

Our effective income tax rate of 40.2% for the three months ended March 31, 2016 was higher than the statutory rate of 35% primarily due to the impact of the goodwill impairment charge for which only partial tax benefits were recorded. In addition, our effective income tax rate was also affected by the provision for state income taxes as well as losses in certain jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable. These increases to the effective income tax rate were partially offset by the impact of earnings in foreign jurisdictions, which are generally taxed at rates lower than the U.S. statutory rate.

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

Segment Results

	Three Months Ended March 31,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$687.0	60.1%	$329.1	39.9%	$357.9	108.8%
CMS	457.0	39.9	496.3	60.1	(39.3)	(7.9)

Consolidated net sales	$1,144.0	100.0%	$825.4	100.0%	$318.6	38.6%

Operating income by segment:
CCS	$50.0	7.3%	$28.7	8.7%	$21.3	74.2%
CMS	40.7	8.9	64.4	13.0	(23.7)	(36.8)

Consolidated operating income	$90.7	7.9%	$93.1	11.3%	$(2.4)	(2.6)%

Non-GAAP adjusted operating income by segment (1):
CCS	$134.8	19.6%	$58.4	17.7%	$76.4	130.8%
CMS	76.6	16.8	98.1	19.8	(21.5)	(21.9)

Non-GAAP consolidated adjusted operating income	$211.4	18.5%	$156.5	19.0%	$54.9	35.1%

(1)	See “Reconciliation of Non-GAAP Measures.” Components may not sum to total due to rounding.

CommScope Connectivity Solutions Segment

Our CCS segment provides connectivity and network intelligence for indoor and outdoor network applications. Indoor network solutions are found in commercial buildings and in the network core, which includes data centers, central offices and cable television headends. These solutions provide voice, video, data and other mission-critical, high-bandwidth applications including storage area networks, streaming media, data backhaul, cloud applications and grid computing. These comprehensive solutions, sold primarily under the SYSTIMAX, Uniprise and AMP NETCONNECT brands, include optical fiber and twisted pair structured cable solutions, intelligent infrastructure software, network rack and cabinet enclosures, patch cords and panels, modular data centers and network design services. Our outdoor network solutions are found in access networks and include coaxial cabling and fiber-optic connectivity solutions, which include a robust portfolio of fiber optic connectors and fiber management systems.

CCS segment net sales for the three months ended March 31, 2016 was higher than the prior year period in all major geographical regions primarily as a result of the BNS acquisition. Excluding incremental net sales of $369.2 million due to the BNS acquisition, legacy CommScope net sales in the CCS segment increased in the U.S. but decreased across all other geographical regions except the Asia Pacific region which remained relatively stable. Foreign exchange rate changes had a negative impact on legacy CommScope CCS segment net sales of approximately 1% for the three months ended March 31, 2016 compared to the same period in 2015.

CCS segment operating income and non-GAAP adjusted operating income increased for the three months ended March 31, 2016 compared to the prior year period primarily due to net sales attributable to the BNS acquisition. For the three months ended March 31, 2016, CCS segment operating income included a goodwill impairment charge of $15.3 million related to the change in operating segments. The goodwill impairment charge was excluded from the calculation of non-GAAP adjusted operating income for the three months ended March 31, 2016.

We expect near-term and long-term demand for our indoor network CCS products to be driven by global information technology spending and spending in core networks as the ongoing need for bandwidth and intelligence in the network continues to create demand for high-performance connectivity solutions. We expect near-term and long-term demand for our outdoor network CCS products to be driven by global deployment of fiber-optic solutions for fiber-to-the-X applications, new services and competitors in the access market, ongoing maintenance requirements of cable networks and the residential construction market activity in North America. Uncertain global economic conditions, variability in the levels of commercial and residential construction activity, uncertain levels of information technology spending and reductions in the levels of distributor inventories may negatively affect demand for our products. The ongoing demand for fiber solutions is expected to be somewhat offset by decelerating demand for copper solutions in networks.

CommScope Mobility Solutions Segment

Our CMS segment provides merchant RF wireless network connectivity solutions as well as metro cell, DAS and small cell solutions. Our solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy macro cell site, metro cell site, DAS and small cell solutions to meet 2G, 3G and 4G cellular coverage and capacity requirements. Our macro cell site solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors and filters. Our metro cell solutions can be found outdoors on street poles and on other urban structures and include RF delivery and connectivity solutions, equipment housing and concealment. These fully integrated outdoor systems consist of specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment. Our DAS and small cell solutions allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems.

The CMS segment experienced a decrease in net sales for the three months ended March 31, 2016 compared to the prior year period despite incremental sales of $13.1 million from the BNS acquisition. Legacy CommScope CMS segment net sales decreased across all geographical regions except the U.S. which benefited from an increase in spending by certain domestic operators. Foreign exchange rate changes had a negative impact of approximately 2% on legacy CommScope CMS segment net sales for the three months ended March 31, 2016 compared to the prior year period.

CMS segment operating income and non-GAAP adjusted operating income decreased for the three months ended March 31, 2016 compared to the prior year period primarily due to lower net sales, higher costs associated with the products acquired in the BNS acquisition and operating losses incurred by the Airvana business as we continue to invest in small cell technology.

Our sales to wireless operators can be volatile. We expect longer term demand for our CMS products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services (including 4G deployments) in developed markets. Uncertainty in the global economy or a particular region or consolidation among wireless operators may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	March 31, 2016	December 31, 2015	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$688.4	$562.9	$125.5	22.3%
Working capital, (1) excluding cash and cash equivalents and current portion of long-term debt	752.9	769.2	(16.3)	(2.1)
Availability under revolving credit facility	322.3	278.2	44.1	15.9
Long-term debt, including current portion	5,244.0	5,243.7	0.3	0.0
Total capitalization (2)	6,532.5	6,466.4	66.1	1.0
Long-term debt, including current portion, as a percentage of total capitalization	80.3%	81.1%

(1)	Working capital consisted of current assets of $2,227.0 million less current liabilities of $798.2 million as of March 31, 2016. Working capital consisted of current assets of $2,004.6 million less current liabilities of $685.1 million as of December 31, 2015.
(2)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of debt and/or equity. The primary uses of liquidity include debt service requirements

(including voluntary debt repayments or redemptions), funding working capital requirements, funding acquisitions, paying acquisition integration costs, capital expenditures, paying restructuring costs, income tax payments (including cost of repatriation) and funding pension and other postretirement obligations.

Cash and cash equivalents increased during the first three months of 2016 mainly due to strong operating performance, net cash received related to purchase price adjustments for the BNS acquisition and a reduction in working capital. These were offset partially by higher capital expenditures during the three months ended March 31, 2016. The net change in total capitalization during the three months ended March 31, 2016 primarily reflects current year earnings and favorable changes in other comprehensive loss due to foreign translation gains.

Cash Flow Overview

	Three Months Ended March 31,		Dollar
	2016	2015	Change
	(dollars in millions)
Net cash generated by operating activities	$118.1	$1.2	$116.9
Net cash generated by (used in) investing activities	5.0	(5.5)	10.5
Net cash generated by (used in) financing activities	(3.0)	20.2	(23.2)

Operating Activities

During the three months ended March 31, 2016, we generated $118.1 million of cash through operating activities compared to cash generation of $1.2 million during the three months ended March 31, 2015. The improvement was primarily due to higher adjusted operating income in the current year period as a result of the BNS acquisition. In addition, our payments for cash incentive bonus plans were lower in the current year period than in the prior year period. Cash paid for taxes was $19.0 million lower for the three months ended March 31, 2016 compared to the prior year period. Cash paid for interest was $8.8 million higher in the three months ended March 31, 2016 than in the prior year period as a result of the change in composition of debt partially offset by a shift in the timing of interest payments.

Investing Activities

Investment in property, plant and equipment during the three months ended March 31, 2016 was $14.5 million, of which $0.6 million was related to capital spending to support the BNS integration. The investment in property, plant and equipment was primarily related to supporting improvements in manufacturing operations, including expanding production capacity, and investing in information technology (including software developed for internal use). During the three months ended March 31, 2016, we sold a facility that was no longer being utilized for $3.7 million.

During the three months ended March 31, 2016, we received $57.6 million in purchase price adjustments for net working capital adjustments related to the BNS acquisition. This was offset by our payment of $42.2 million for pension and other purchase price adjustments related to the BNS acquisition.

Financing Activities

During the three months ended March 31, 2016, we made a mandatory debt repayment of $3.1 million on the 2022 Term Loan. As of March 31, 2016, we had no outstanding borrowings under our revolving credit facility and the remaining availability was approximately $322.3 million, reflecting a borrowing base of $342.8 million reduced by $20.4 million of letters of credit issued under the revolving credit facility. We expect increased capacity as the additional collateral resulting from the BNS acquisition is added to the borrowing base.

During the first quarter of 2016, employees surrendered 107,809 shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units, which reduced cash flows by $2.7 million. We also received proceeds of $1.5 million and recognized $1.4 million of excess tax benefits related to the exercise of stock options.

During the three months ended March 31, 2015, we repaid $2.2 million of our senior secured term loans. During the first quarter of 2015, we received proceeds of $12.0 million and recognized $10.4 million of excess tax benefits related to the exercise of stock options.

Future Cash Needs

We expect that our primary future cash needs will be debt service requirements (including voluntary debt repayments and redemptions), funding working capital requirements, funding acquisitions, paying acquisition integration costs, capital expenditures, paying restructuring costs, income tax payments (including the cost of repatriation) and funding pension and other postretirement obligations. During the three months ended March 31, 2016, we incurred $15.9 million of integration and transaction costs, most of which were related to the BNS acquisition. We expect to incur significant cash costs over the next two to three years to complete the integration of the BNS acquisition. We paid $8.5 million of restructuring costs during the three months ended March 31, 2016 and we expect to pay an additional $19 million to $21 million by the end of 2016. In addition, we expect to pay $13 million to $15 million between 2017 and 2022 related to restructuring actions that have been initiated. Any future restructuring actions would likely require additional cash expenditures and such requirements may be material. As of March 31, 2016, we have an unfunded obligation related to pension and other postretirement benefits of $30.9 million. We made contributions of $1.0 million to our pension and other postretirement benefit plans during the three months ended March 31, 2016 and we expect to make an additional $10 million during the remainder of the 2016. During the three months ended March 31, 2016, we received a net payment of $15.4 million from TE Connectivity as an adjustment to the purchase price for the BNS acquisition. We expect to make additional payments to TE Connectivity of $11.6 million during 2016 related to the BNS acquisition.

We expect to redeem $300 million of our senior PIK toggle notes in the second quarter of 2016, which we expect to require a premium payment of $9.9 million in addition to the principal and accrued interest. We may voluntarily repay debt or repurchase our senior notes or additional senior PIK toggle notes, if market conditions are favorable and the applicable indenture and the senior secured credit facilities permit such repayment or repurchase.

Although there are no financial maintenance covenants under the terms of our senior notes or senior PIK toggle notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to Adjusted EBITDA as presented in this Quarterly Report on Form 10-Q (see Reconciliation of Non-GAAP Measures), but also give pro forma effect to certain events, including acquisitions and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended March 31, 2016, our pro forma Adjusted EBITDA, as measured pursuant to indentures governing our notes, was $997.7 million, which included the impact of the BNS and Airvana acquisitions ($106.4 million) and savings from announced cost reduction initiatives ($38.0 million) so that the impact of the acquisitions and cost reduction initiatives are fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at March 31, 2016.

As of March 31, 2016, approximately 42% of our cash and cash equivalents was held outside the United States. Income taxes have been provided on foreign earnings such that there would be no significant tax cost to repatriate the portion of this cash not required to meet operational needs of our international subsidiaries. The cash tax requirements to repatriate existing funds may vary from year to year.

We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs. We may, from time to time, borrow under our revolving credit facility or issue securities, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs.

Off-Balance Sheet Arrangements

We are not party to any significant off-balance sheet arrangements except for operating leases. There have not been any material changes to our off-balance sheet arrangements during the three months ended March 31, 2016.

Reconciliation of Non-GAAP Measures

We believe that presenting certain non-GAAP financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We also use certain of these financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We believe these financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the terms non-GAAP adjusted operating income and non-GAAP adjusted EBITDA may vary from that of others in our industry. These financial measures should not be considered as alternatives to operating income (loss), net income (loss) or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance, operating cash flows or liquidity.

We also believe presenting these non-GAAP results for the twelve months ended March 31, 2016 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the three months ended March 31, 2015 from the data for the year ended December 31, 2015 and then adding the data for the three months ended March 31, 2016.

Consolidated

	Three Months Ended March 31,		Year Ended December 31,	Twelve Months Ended March 31,
	2016	2015	2015	2016
	(dollars in millions)
Operating income	$90.7	$93.1	$181.6	$179.2
Adjustments:
Amortization of purchased intangible assets	73.6	44.8	220.6	249.4
Restructuring costs, net	6.1	1.9	29.5	33.7
Equity-based compensation	8.8	5.3	28.7	32.2
Asset impairments	15.3	—	90.8	106.1
Transaction and integration costs (a)	15.9	11.4	96.9	101.4
Purchase accounting adjustments (b)	1.0	—	81.7	82.7

Non-GAAP adjusted operating income	$211.4	$156.5	$729.8	$784.7
Depreciation	19.6	11.6	60.6	68.6

Non-GAAP adjusted EBITDA	$231.1	$168.1	$790.3	$853.3

(a)	Reflects transaction costs related to potential and consummated acquisitions, costs related to secondary stock offerings and integration costs related to the acquisition of the BNS business.
(b)	Reflects non-cash charges resulting from purchase accounting adjustments.

CCS Segment

	Three Months Ended March 31,
	2016	2015
	(dollars in millions)
Operating income	$50.0	$28.7
Adjustments:
Amortization of purchased intangible assets	48.2	21.7
Restructuring costs, net	1.1	0.1
Equity-based compensation	5.0	2.4
Asset impairments	15.3	—
Transaction and integration costs	14.1	5.4
Purchase accounting adjustments	1.0	—

Non-GAAP adjusted operating income	$134.8	$58.4

CMS Segment

	Three Months Ended March 31,
	2016	2015
	(dollars in millions)
Operating income	$40.7	$64.4
Adjustments:
Amortization of purchased intangible assets	25.4	23.1
Restructuring costs, net	5.0	1.8
Equity-based compensation	3.8	2.9
Transaction and integration costs	1.8	6.0

Non-GAAP adjusted operating income	$76.6	$98.1

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

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our ability to integrate the BNS business on a timely and cost effective manner; our reliance on TE Connectivity for transition services for the BNS business; our ability to realize expected growth opportunities and cost savings from the BNS business; our dependence on customers’ capital spending on communication systems; concentration of sales among a limited number of customers and channel partners; changes in technology; industry competition and the ability to retain customers through product innovation, introduction and marketing; risks associated with our sales through channel partners; product performance issues and associated warranty claims; our ability to maintain effective information management systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches or computer viruses; the risk our global manufacturing operations suffer production or shipping delays causing difficulty in meeting customer demands; the risk that internal production capacity and that of contract manufacturers may be insufficient to meet customer demand or quality standards for our products; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers; our ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities, including delays or challenges related to removing, transporting or reinstalling equipment, that may affect our ability to meet customer demands for products; possible future restructuring actions; substantial indebtedness and maintaining compliance with debt covenants; our ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; possible future impairment charges for fixed or intangible assets, including goodwill; income tax rate variability and ability to recover amounts recorded as value-added tax receivables; our ability to attract and retain qualified key employees; labor unrest; increased obligations under employee benefit plans; significant international operations expose us to economic, political and other risks, including the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; our ability to compete in international markets due to export and import controls to which we may be subject; cost of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign environmental laws; and other factors beyond our control. These and other factors are discussed in greater detail in our 2015 Annual Report on Form 10-K. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2015 Annual Report on Form 10-K, as filed with the SEC on February 19, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Except for the activities disclosed in the following paragraphs, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In conjunction with the integration of BNS, the Company is making changes to processes, policies and other components of its internal control over financial reporting, including the consolidation of such operations into the Company’s financial statements. During the integration period, the Company will be relying on TE Connectivity to provide various services under transition service agreements. During the quarter ended March 31, 2016, the Company completed the transition of certain BNS payroll and related human resource functions off of transition service agreements to internal processes. Management continues to make changes to the design of the control procedures relating to BNS and assess their effectiveness.

During the quarter ended March 31, 2016, the Company changed its operating segments, which gave rise to changes in the Company’s internal control over financial reporting that included procedures to address the completeness, accuracy and consistency of the processes to derive the segment information disclosed in our financial statements. Management expects that further changes to internal control over financial reporting, including those related to significant system conversions, may take place during 2016 (see Risk Factors in our 2015 Annual Report on Form 10-K).

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The material set forth under “Commitments and Contingencies” in Note 1 of Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes from our risk factors as previously reported in Item 1A of our 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	CommScope Holding Company, Inc. Annual Incentive Plan, as amended February 17, 2016.

10.2	Form of Restricted Stock Unit Award Certificate under the CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan (for grants in 2016 and later).

10.3	Form of Performance Stock Unit Award Certificate under the CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan (for grants in 2016 and later).

10.4	Form of Non-Qualified Stock Option Certificate under the CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan (for grants in 2016 and later).

10.5	CommScope Holding Company, Inc. Amendment to Outstanding Options, effective March 7, 2016.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.INS	XBRL Taxonomy Extension Label Linkbase Document.

101.INS	XBRL Taxonomy Extension Presentation Linkbase Document.

101.INS	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMSCOPE HOLDING COMPANY, INC.

April 27, 2016	/s/ Mark A. Olson
Date	Mark A. Olson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)