Form 10-Q
period 2016-06-30
CommScope Holding Company, Inc.
filed 2016-07-28
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 14, 2016 there were 192,638,390 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

June 30, 2016

Part 1 -- Financial Information (Unaudited)

ITEM 1.  Condensed Consolidated Financial Statements

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

and Comprehensive Income

(Unaudited - In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$1,306,788	$867,290	$2,450,767	$1,692,690
Operating costs and expenses:
Cost of sales	753,029	552,595	1,449,917	1,084,791
Selling, general and administrative	234,333	130,797	443,530	256,468
Research and development	51,934	27,982	104,124	55,718
Amortization of purchased intangible assets	76,015	44,624	149,631	89,410
Restructuring costs, net	7,605	1,894	13,677	3,765
Asset impairments	—	—	15,293	—
Total operating costs and expenses	1,122,916	757,892	2,176,172	1,490,152
Operating income	183,872	109,398	274,595	202,538
Other income (expense), net	(14,653)	86	(14,352)	2,713
Interest expense	(74,113)	(49,036)	(146,675)	(85,365)
Interest income	1,148	1,031	3,727	2,060
Income before income taxes	96,254	61,479	117,295	121,946
Income tax expense	(34,293)	(15,887)	(42,754)	(36,878)
Net income	$61,961	$45,592	$74,541	$85,068

Earnings per share:
Basic	$0.32	$0.24	$0.39	$0.45
Diluted	$0.32	$0.24	$0.38	$0.44

Weighted average shares outstanding:
Basic	192,241	189,682	191,996	189,084
Diluted	196,073	194,004	195,815	193,570

Comprehensive income:
Net income	$61,961	$45,592	$74,541	$85,068
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(46,591)	11,638	(307)	(17,850)
Pension and other postretirement benefit activity	(2,404)	(1,586)	(3,135)	(3,173)
Available-for-sale securities	(1,411)	(1,147)	(2,134)	(4,136)
Total other comprehensive income (loss), net of tax	(50,406)	8,905	(5,576)	(25,159)
Total comprehensive income	$11,555	$54,497	$68,965	$59,909

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share amounts)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$516,043	$562,884
Accounts receivable, less allowance for doubtful accounts of $16,365 and $19,392, respectively	993,013	833,041
Inventories, net	465,685	441,815
Prepaid expenses and other current assets	128,756	166,900
Total current assets	2,103,497	2,004,640
Property, plant and equipment, net of accumulated depreciation of $275,457 and $243,806, respectively	505,432	528,706
Goodwill	2,797,234	2,690,636
Other intangible assets, net	1,982,792	2,147,483
Other noncurrent assets	125,593	131,166
Total assets	$7,514,548	$7,502,631
Liabilities and Stockholders' Equity
Accounts payable	$456,830	$300,829
Other accrued liabilities	400,540	371,743
Current portion of long-term debt	12,500	12,520
Total current liabilities	869,870	685,092
Long-term debt	4,935,355	5,231,131
Deferred income taxes	227,060	202,487
Pension and other postretirement benefit liabilities	38,633	37,102
Other noncurrent liabilities	123,425	124,099
Total liabilities	6,194,343	6,279,911
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: None	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000;
Issued and outstanding shares: 192,618,113 and 191,368,727,
respectively	1,937	1,923
Additional paid-in capital	2,247,504	2,216,202
Retained earnings (accumulated deficit)	(737,853)	(812,394)
Accumulated other comprehensive loss	(177,254)	(171,678)
Treasury stock, at cost: 1,096,926 shares and 986,222 shares,
respectively	(14,129)	(11,333)
Total stockholders' equity	1,320,205	1,222,720
Total liabilities and stockholders' equity	$7,514,548	$7,502,631

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities:
Net income	$74,541	$85,068
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	200,497	125,723
Equity-based compensation	18,246	15,378
Deferred income taxes	(48,319)	(34,129)
Asset impairments	15,293	—
Excess tax benefits from equity-based compensation	(6,728)	(14,164)
Changes in assets and liabilities:
Accounts receivable	(137,532)	(118,257)
Inventories	(18,386)	9,038
Prepaid expenses and other assets	10,139	5,877
Accounts payable and other liabilities	164,855	(2,269)
Other	(4,010)	1,001
Net cash generated by operating activities	268,596	73,266
Investing Activities:
Additions to property, plant and equipment	(32,184)	(24,081)
Proceeds from sale of property, plant and equipment	3,740	173
Net purchase price adjustment	6,263	—
Acquisition funds held in escrow	—	(2,746,875)
Other	1,656	3,097
Net cash used in investing activities	(20,525)	(2,767,686)
Financing Activities:
Long-term debt repaid	(306,270)	(502,517)
Long-term debt proceeds	—	3,246,875
Long-term debt financing costs	—	(9,025)
Proceeds from the issuance of common shares under equity-based compensation plans	6,991	16,951
Excess tax benefits from equity-based compensation	6,728	14,164
Tax withholding payments for vested equity-based compensation awards	(2,796)	—
Net cash generated by (used in) financing activities	(295,347)	2,766,448
Effect of exchange rate changes on cash and cash equivalents	435	(8,390)
Change in cash and cash equivalents	(46,841)	63,638
Cash and cash equivalents, beginning of period	562,884	729,321
Cash and cash equivalents, end of period	$516,043	$792,959

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited - In thousands, except share amounts)

	Six Months Ended
	June 30,
	2016	2015
Number of common shares outstanding:
Balance at beginning of period	191,368,727	187,831,389
Issuance of shares under equity-based compensation plans	1,360,090	2,122,229
Shares surrendered under equity-based compensation plans	(110,704)	—
Balance at end of period	192,618,113	189,953,618
Common stock:
Balance at beginning of period	$1,923	$1,888
Issuance of shares under equity-based compensation plans	14	21
Balance at end of period	$1,937	$1,909
Additional paid-in capital:
Balance at beginning of period	$2,216,202	$2,141,433
Issuance of shares under equity-based compensation plans	6,977	16,930
Equity-based compensation	18,135	11,714
Tax benefit from shares issued under equity-based compensation plans	6,190	14,079
Balance at end of period	$2,247,504	$2,184,156
Retained earnings (accumulated deficit):
Balance at beginning of period	$(812,394)	$(741,519)
Net income	74,541	85,068
Balance at end of period	$(737,853)	$(656,451)
Accumulated other comprehensive loss:
Balance at beginning of period	$(171,678)	$(83,548)
Other comprehensive loss, net of tax	(5,576)	(25,159)
Balance at end of period	$(177,254)	$(108,707)
Treasury stock, at cost:
Balance at beginning of period	$(11,333)	$(10,635)
Net shares surrendered under equity-based compensation plans	(2,796)	—
Balance at end of period	$(14,129)	$(10,635)
Total stockholders' equity	$1,320,205	$1,410,272

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

As of January 1, 2016, the Company reorganized its internal management and reporting structure as part of the integration of the BNS acquisition. The reorganization changed the information regularly reviewed by the Company’s chief operating decision maker for purposes of allocating resources and assessing performance.  As a result, the Company is reporting financial performance for the 2016 fiscal year based on its new operating segments: CommScope Connectivity Solutions (CCS) and CommScope Mobility Solutions (CMS). Both CCS and CMS represent non-aggregated reportable operating segments. Prior to this change, the Company operated and reported the following operating segments: Wireless, Enterprise, Broadband and BNS. All prior period amounts in these interim condensed consolidated financial statements have been recast to reflect these operating segment changes.

Basis of Presentation

The Condensed Consolidated Balance Sheet as of June 30, 2016, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2016 and 2015, and the Condensed Consolidated Statements Cash Flows and Stockholders’ Equity for the six months ended June 30, 2016 and 2015 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for these interim periods are not necessarily indicative of the results of operations to be expected for any future period or the full fiscal year.

The BNS results of operations that are reported in the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 are for the fiscal periods March 26 through June 24, 2016 and December 26, 2015 through June 24, 2016, respectively.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 Annual Report). There were no changes in the Company’s significant accounting policies during the three or six months ended June 30, 2016. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements.

Concentrations of Risk and Related Party Transactions

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for 11% of the Company’s total net sales during the three and six months ended June 30, 2016. Net sales to Anixter accounted for 13% of the Company’s total net sales during the three and six months ended June 30, 2015. Sales to Anixter primarily originate within the CCS segment. Other than Anixter, no other direct customer accounted for 10% or more of the Company’s total net sales for the three or six months ended June 30, 2016 or 2015. No direct customer accounted for more than 10% of the Company’s accounts receivable as of June 30, 2016.

As of June 30, 2016, funds affiliated with The Carlyle Group (Carlyle) owned 21.4% of the outstanding shares of CommScope.

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Product warranty accrual, beginning of period	$17,689	$15,366	$17,964	$17,054
Provision for warranty claims	2,468	2,372	4,519	3,914
Warranty claims paid	(1,801)	(2,544)	(4,127)	(5,774)
Product warranty accrual, end of period	$18,356	$15,194	$18,356	$15,194

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of a reporting unit with goodwill may not be recoverable. During the first quarter of 2016, the Company assessed goodwill for impairment due to the change in reportable segments, which also resulted in changes to several reporting units. As a result, the Company performed impairment testing for goodwill under the reporting unit structure immediately before the change and determined that no impairment existed. The Company reallocated goodwill to the new reporting units under the new reporting structure and performed preliminary impairment testing for goodwill under the new segment reporting structure immediately after the change and determined that a $15.3 million goodwill impairment existed within one of the CCS reporting units at January 1, 2016. The impairment test was performed using a discounted cash flow (DCF) valuation model. Significant assumptions in the DCF model are annual revenue growth rates, annual operating income margins and the discount rate used to determine the present value of the cash flow projections. The discount rate was based on the estimated weighted average cost of capital as of the test date for market participants in our reporting units’ industries.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. Other than the goodwill impairment described above, there were no material asset impairments identified during the three or six months ended June 30, 2016 or 2015.

Income Taxes

The effective income tax rate of 35.6% and 36.4% for the three and six months ended June 30, 2016, respectively, was higher than the statutory rate of 35% primarily due to the provision for state income taxes as well as losses in certain jurisdictions where the Company

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

did not recognize tax benefits due to the likelihood of them not being realizable. In addition, the effective income tax rate for the six months ended June 30, 2016 was affected by the impact of the goodwill impairment charge for which only partial tax benefits were recorded. These increases to the effective income tax rate were partially offset by the impact of earnings in foreign jurisdictions that the Company does not plan to repatriate.  These earnings are generally taxed at rates lower than the U.S. statutory rate.

The effective income tax rate of 25.8% and 30.2% for the three and six months ended June 30, 2015, respectively, was lower than the statutory rate of 35% primarily due to the impact of earnings in foreign jurisdictions that the Company does not plan to repatriate.  Such earnings are generally taxed at rates lower than the U.S. statutory rate.  In addition, the effective income tax rate for the three and six months ended June 30, 2015 was also affected by a reduction in tax expense related to the expiration of the statute of limitations related to various uncertain tax positions as well as an unfavorable rate impact resulting from the provision for state income taxes and losses in certain jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on net income divided by the weighted average number of common shares outstanding plus the dilutive effect of potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding equity-based awards (stock options, performance share units and restricted stock units). Certain outstanding equity-based awards were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance conditions were not met (1.7 million shares and 1.6 million shares for the three and six months ended June 30, 2016, respectively, and 1.8 million shares and 1.5 million shares for the three and six months ended June 30, 2015, respectively).

The following table presents the basis for the earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income for basic and diluted earnings per share	$61,961	$45,592	$74,541	$85,068

Denominator:
Weighted average shares outstanding - basic	192,241	189,682	191,996	189,084
Dilutive effect of equity-based awards	3,832	4,322	3,819	4,486
Weighted average common shares outstanding - diluted	196,073	194,004	195,815	193,570

Earnings per share:
Basic	$0.32	$0.24	$0.39	$0.45
Diluted	$0.32	$0.24	$0.38	$0.44

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments. The new guidance replaces the current incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method.  ASU No. 2016-13 is effective for the Company as of January 1, 2020 and early adoption is permitted. The Company is evaluating the impact of this new guidance on the Company’s consolidated financial statements and when it may be adopted.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  ASU No. 2016-09 is effective for the Company as of January 1, 2017 and early adoption is permitted. The Company plans to adopt this ASU as of January 1, 2017 and is evaluating the impact of this new guidance on the Company’s consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes the current leasing guidance in Topic 840, Leases.   Under the new guidance, lessees are required to recognize assets and lease liabilities for the rights and obligations created by leased assets previously classified as operating leases.  ASU No. 2016-02 is effective for the Company as of January 1, 2019 and early adoption is permitted. The Company is evaluating the impact of this new guidance on the Company’s consolidated financial statements and when it may be adopted.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which modifies how entities measure equity investments (except those accounted for under the equity method of accounting) and present changes in the fair value of financial liabilities; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; changes presentation and disclosure requirements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance is effective for the Company as of January 1, 2018 and with the exception of certain provisions, early adoption is not permitted. The Company is evaluating the impact of this new guidance on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new accounting standard defines a single comprehensive model in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued ASU No. 2015-04, Revenue from Contracts with Customers: Deferral of Effective Date, which defers the effective date of ASU No. 2014-09 by one year.  During 2016, the FASB has issued additional accounting standard updates clarifying the guidance in ASU No. 2014-09.  The Company will be required to adopt the new standard, including subsequent clarifying guidance, as of January 1, 2018 and early adoption is permitted as of January 1, 2017 using either: (i) full retrospective application to each prior reporting period presented; or (ii) modified retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional required disclosures. The Company plans to adopt the new accounting model as of January 1, 2018 and is currently determining its adoption approach and assessing the impact on the consolidated financial statements.

2. ACQUISITIONS

Broadband Network Solutions

On August 28, 2015, the Company acquired TE Connectivity’s BNS business in an all-cash transaction. The Company has made net payments of $3,014.9 million ($2,951.2 million net of cash acquired). As of June 30, 2016, the Company had a net receivable of $0.9 million from TE Connectivity for remaining purchase price adjustments. Net sales of $461.8 million and $844.1 million related to the acquired business are reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2016, respectively, and are primarily reported in the CCS segment.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The purchase price for BNS was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition and any excess was allocated to goodwill. The following table summarizes the preliminary allocation of the purchase price at the date of acquisition and the subsequent measurement period adjustments (in millions):

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Cash and cash equivalents	$63.7	$—	$63.7
Accounts receivable	252.9	(1.7)	251.2
Inventories	266.4	(10.7)	255.7
Other current assets	40.0	(4.0)	36.0
Property, plant and equipment	247.6	-	247.6
Goodwill	1,242.8	180.0	1,422.8
Identifiable intangible assets	1,150.0	(63.5)	1,086.5
Other noncurrent assets	22.3	(1.2)	21.1
Current liabilities	(224.2)	(13.5)	(237.7)
Noncurrent pension liabilities	(30.5)	10.3	(20.2)
Other noncurrent liabilities	(27.1)	(85.6)	(112.7)
Net acquisition cost	$3,003.9	$10.1	$3,014.0

For the three months ended June 30, 2016, the Company recorded $1.9 million of pretax expense as a result of the measurement period adjustments.  If the information relating to the valuation of certain assets and liabilities was applied at the original acquisition date, $0.9 million would have been recorded during the year ended December 31, 2015 and $1.0 million would have been recorded during the three months ended March 31, 2016.  Pretax expense as a result of measurement period adjustments during the six months ended June 30, 2016 was $1.4 million that would have been recorded during the year ended December 31, 2015, had the valuation information been applied at the original acquisition date.  The pretax expense in the three and six months ended June 30, 2016 primarily relates to amortization of purchased intangible assets.

The goodwill arising from the preliminary purchase price allocation of the BNS acquisition is believed to result from the Company’s reputation in the marketplace and assembled workforce. A significant portion of the goodwill is expected to be deductible for income tax purposes.

Various valuation techniques were used to estimate the fair value of the assets acquired and the liabilities assumed which use significant unobservable inputs, or Level 3 inputs as defined by the fair value hierarchy.  Using these valuation approaches requires the Company to make significant estimates and assumptions. The Company is finalizing the valuation of identifiable intangible assets; property, plant and equipment; pension liabilities; deferred taxes; and other assets and liabilities.  As additional information is obtained, adjustments will be made to the purchase price allocation. The estimated fair values may change as the Company completes its valuation analyses and purchase price allocation.

There were certain foreign assets acquired and liabilities assumed in the BNS acquisition for which title has not yet transferred although the consideration was paid as part of the overall purchase price discussed above.  The Company expects these transfers to be substantially completed during 2016 and does not anticipate any significant risks to executing such transfers.  In the interim, TE Connectivity will continue to conduct the business operations, as directed by and for the sole benefit or detriment of CommScope.  For the three and six months ended June 30, 2016, net sales related to the BNS operations that have not formally transferred were included in the Company’s consolidated net sales and represented approximately 1% and 2%, respectively, of the Company’s net sales. As of June 30, 2016, the investment in these BNS operations was reported in other noncurrent assets on the Condensed Consolidated Balance Sheet. The total assets related to these operations represented less than 1% of the Company’s total assets as of June 30, 2016.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table presents unaudited pro forma condensed consolidated results of operations for CommScope for the three and six months ended June 30, 2015 as though the BNS acquisition had been completed as of January 1, 2014 (in millions, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Revenue	$1,338.3	$2,588.6
Net income	70.3	$105.3
Net income per diluted share	0.36	0.54

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

Airvana

On October 1, 2015, the Company acquired the assets and assumed certain liabilities of Airvana LP (Airvana), a provider of small cell solutions for wireless networks. The Company paid $44.1 million ($43.5 million net of cash acquired) and recorded a liability for $1.0 million for the remaining payment due. Airvana provides 4G LTE and 3G small cell solutions that enable communication and access to information and entertainment in challenging and high-value environments, such as office buildings, public venues and homes.  Net sales of Airvana products reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income were $3.6 million and $6.3 million for the three and six months ended June 30, 2016, respectively, and are reported in the CMS segment.

The preliminary allocation of the purchase price, based on estimates of the fair values of assets acquired and liabilities assumed, is as follows (in millions):

Estimated Fair Value
Cash and cash equivalents	$0.6
Accounts receivable	4.2
Other assets	3.8
Property, plant and equipment	2.5
Goodwill	20.4
Identifiable intangible assets	19.1
Less: Liabilities assumed	(5.5)
Net acquisition cost	$45.1

The goodwill arising from the purchase price allocation of the Airvana acquisition is believed to result from the company’s reputation in the marketplace and assembled workforce and is expected to be deductible for income tax purposes.

As additional information is obtained, adjustments may be made to the preliminary purchase price allocation. The Company is still finalizing the estimated fair value of certain of the tangible and intangible assets acquired and liabilities assumed.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

3. GOODWILL

As a result of the change in segments, goodwill was reallocated from the previous segments to the new segments. The following table presents goodwill after the reallocation to the new reportable segments (in millions):

	CCS	CMS	Total
Goodwill, gross, as of December 31, 2015	$1,986.6	$899.7	$2,886.3
Adjustments to preliminary purchase price	104.9	4.3	109.2
Foreign exchange	13.6	(0.9)	12.7
Goodwill, gross, as of June 30, 2016	2,105.1	903.1	3,008.2
Accumulated impairment charges as of January 1, 2016	(36.2)	(159.5)	(195.7)
Impairment charges	(15.3)	—	(15.3)
Accumulated impairment charges as of June 30, 2016	(51.5)	(159.5)	(211.0)
Goodwill, net, as of June 30, 2016	$2,053.6	$743.6	$2,797.2

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	June 30, 2016	December 31, 2015
Raw materials	$125,917	$114,329
Work in process	125,612	131,030
Finished goods	214,156	196,456
	$465,685	$441,815

Investments

The Company owns shares of Hydrogenics Corporation (Hydrogenics), a publicly traded company that supplies hydrogen generators and hydrogen-based power modules and fuel cells for various uses. These shares are accounted for as available-for-sale securities and are carried at fair value with changes in fair value recorded, net of tax, in other comprehensive income (loss). The Company also has a $15 million non-controlling interest (cost method investment) in Kaiam Corporation, a developer of photonic integrated circuit products. Investments are recorded in other noncurrent assets on the Condensed Consolidated Balance Sheets.

The following table presents information related to the Company’s investment in Hydrogenics:

	June 30, 2016	December 31, 2015
Shares owned	1,184	1,332
Cost basis	$881	$997
Fair value	$8,173	$11,683
Pretax unrealized gain in accumulated other comprehensive income (loss)	$7,292	$10,685

The following table provides information related to the sale of shares in Hydrogenics:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Shares sold	99	30	148	202
Proceeds received	$891	$324	$1,291	$2,817
Pretax gain realized	$811	$303	$1,175	$2,666

Gains on the sale of Hydrogenics shares are recorded in other income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Income.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Other Accrued Liabilities

	June 30, 2016	December 31, 2015
Compensation and employee benefit liabilities	$129,832	$108,852
Deferred revenue	27,980	23,811
Product warranty accrual	18,356	17,964
Accrued interest	10,636	12,468
Restructuring reserve	18,700	24,480
Income taxes payable	64,248	38,417
Value-added taxes payable	19,991	24,880
Accrued professional fees	11,549	14,303
Other	99,248	106,568
	$400,540	$371,743

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency translation
Balance, beginning of period	$(114,336)	$(109,971)	$(160,620)	$(80,483)
Other comprehensive income (loss)	(46,897)	11,638	(613)	(17,728)
Amounts reclassified from AOCL	306	—	306	(122)
Balance, end of period	$(160,927)	$(98,333)	$(160,927)	$(98,333)

Pension and other postretirement benefit activity
Balance, beginning of period	$(18,298)	$(16,544)	$(17,567)	$(14,957)
Other comprehensive loss	(1,730)	—	(1,730)	—
Amounts reclassified from AOCL	(674)	(1,586)	(1,405)	(3,173)
Balance, end of period	$(20,702)	$(18,130)	$(20,702)	$(18,130)

Available-for-sale securities
Balance, beginning of period	$5,786	$8,903	$6,509	$11,892
Other comprehensive loss	(901)	(960)	(1,395)	(2,488)
Amounts reclassified from AOCI	(510)	(187)	(739)	(1,648)
Balance, end of period	$4,375	$7,756	$4,375	$7,756
Net AOCL, end of period	$(177,254)	$(108,707)	$(177,254)	$(108,707)

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Cash Flow Information

	Six Months Ended June 30,
	2016	2015
Cash paid during the period for:
Income taxes, net of refunds	$38,308	$60,258
Interest	$138,462	$67,423
Noncash investing and financing activities:
Accrued and unpaid debt issuance costs	$—	$58,026

5. FINANCING

	June 30, 2016	December 31, 2015
6.00% senior notes due June 2025	$1,500,000	$1,500,000
5.50% senior notes due June 2024	650,000	650,000
5.00% senior notes due June 2021	650,000	650,000
Senior PIK toggle notes due June 2020	236,630	536,630
4.375% senior secured notes due June 2020	500,000	500,000
Senior secured term loan due December 2022	1,240,625	1,246,875
Senior secured term loan due January 2018	261,875	261,875
Senior secured revolving credit facility expires May 2020	—	—
Other	—	19
Total face value of debt	$5,039,130	$5,345,399
Less: Original issue discount, net of amortization	(3,736)	(4,234)
Less: Debt issuance costs, net of amortization	(87,539)	(97,514)
Less: Current portion	(12,500)	(12,520)
Total long-term debt	$4,935,355	$5,231,131

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

Senior PIK Toggle Notes

In June 2016, the Company voluntarily redeemed $300.0 million of the senior PIK toggle notes.  The redemption premium resulted in a $9.9 million charge which is reflected in other income (expense), net.  In connection with the redemption, $3.5 million of debt issuance costs were written off and included in interest expense.

Senior Secured Credit Facilities

During the three and six months ended June 30, 2016, the Company repaid $3.1 million and $6.2 million, respectively, of its senior secured term loans.  No portion of the senior secured term loans was reflected as a current portion of long-term debt as of June 30, 2016 related to the potentially required excess cash flow payment because the amount that may be payable in 2017, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2016 related to 2015.

During the six months ended June 30, 2016, the Company did not borrow under its revolving credit facility.  As of June 30, 2016, the Company had availability of approximately $359.4 million under the asset-based revolving credit facility, after giving effect to borrowing base limitations and outstanding letters of credit.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Other Matters

The Company’s non-guarantor subsidiaries held approximately $2,895 million, or 39%, of total assets and approximately $632 million, or 10%, of total liabilities as of June 30, 2016 and accounted for approximately $560 million, or 43%, and $1,060 million, or 43%, of net sales for the three and six months ended June 30, 2016, respectively. As of December 31, 2015, the non-guarantor subsidiaries held approximately $2,848 million, or 38%, of total assets and approximately $468 million, or 8%, of total liabilities. For the three and six months ended June 30, 2015, the non-guarantor subsidiaries accounted for approximately $378 million, or 44%, and $753 million, or 45%, of net sales, respectively. All amounts presented exclude intercompany balances.

CommScope, Inc., a direct wholly owned subsidiary of the Company, is a guarantor of the 2025 Notes and the issuer of each of the 2024 Notes, the 2021 Notes and the 2020 Notes. The balance sheet and income statement amounts for CommScope, Inc. are substantially identical to those of the Company other than interest expense and total debt. Interest expense for CommScope, Inc. does not reflect the interest expense incurred in connection with the senior PIK toggle notes.  For the three months ended June 30, 2016 and 2015, interest expense related to the senior PIK toggle notes was $11.1 million ($7.0 million net of tax) and $9.5 million ($6.1 million net of tax), respectively. For the six month periods ended June 30, 2016 and 2015, interest expense related to the senior PIK toggle notes was $20.4 million ($12.9 million net of tax) and $19.0 million ($12.2 million net of tax), respectively. For the three and six months ended June 30, 2016, other income (expense), net included a redemption premium charge of $9.9 million ($6.3 million net of tax). Total debt for CommScope, Inc. and its subsidiaries as of June 30, 2016 was $4,713.9 million, which does not include the senior PIK toggle notes.

The weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.41% and 5.50% at June 30, 2016 and December 31, 2015, respectively.

6. DERIVATIVES AND HEDGING ACTIVITIES

The Company uses forward contracts to hedge a portion of its balance sheet re-measurement risk and to hedge certain planned foreign currency expenditures. As of June 30, 2016, the Company had outstanding foreign exchange contracts with maturities of up to seven months and aggregate notional values of $361 million (based on exchange rates as of June 30, 2016).  Unrealized gains and losses resulting from these contracts are recognized in other income (expense), net and partially offset corresponding foreign exchange gains and losses on the balances and expenditures being hedged. These instruments are not held for speculative or trading purposes and are not designated as hedges for hedge accounting and are marked to market each period through earnings.

The following table presents the balance sheet location and fair value of the Company’s derivatives:

		Fair Value of Asset (Liability)
	Balance Sheet Location	June 30, 2016	December 31, 2015
Foreign currency contracts	Prepaid expenses and other current assets	$712	$1,051
Foreign currency contracts	Other accrued liabilities	(4,576)	(5,945)
Total derivatives not designated as hedging instruments		$(3,864)	$(4,894)

The pretax impact of these foreign currency forward contracts, both matured and outstanding, on the Condensed Consolidated Statements of Operations and Comprehensive Income is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Gain (Loss) Recognized
Three Months Ended June 30, 2016	Other income (expense), net	$(7,953)
Three Months Ended June 30, 2015	Other income (expense), net	$3,636
Six Months Ended June 30, 2016	Other income (expense), net	$(6,789)
Six Months Ended June 30, 2015	Other income (expense), net	$(1,164)

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

7. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, available-for-sale securities, debt instruments and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of June 30, 2016 and December 31, 2015 were considered representative of their fair values due to their short terms to maturity. The fair value of the Company’s available-for-sale securities was based on quoted market prices. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s available-for-sale securities, foreign currency contracts and debt instruments as of June 30, 2016 and December 31, 2015, are as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Available-for-sale securities	$8,173	$8,173	$11,683	$11,683	Level 1
Foreign currency contracts	712	712	1,051	1,051	Level 2
Liabilities:
6.00% senior notes due 2025	1,500,000	1,533,750	1,500,000	1,430,700	Level 2
5.50% senior notes due 2024	650,000	658,125	650,000	617,500	Level 2
5.00% senior notes due 2021	650,000	662,740	650,000	619,125	Level 2
Senior PIK toggle notes due 2020	236,630	244,912	536,630	544,679	Level 2
4.375% senior secured notes due 2020	500,000	515,000	500,000	500,000	Level 2
Senior secured term loan due 2022, at par	1,240,625	1,243,727	1,246,875	1,243,727	Level 2
Senior secured term loan due 2018, at par	261,875	262,202	261,875	260,068	Level 2
Foreign currency contracts	4,576	4,576	5,945	5,945	Level 2

Non-Recurring Fair Value Measurements

In the first quarter of 2016, the Company recorded a pretax goodwill impairment charge of $15.3 million due to the change in reportable segments as described in Note 1. The valuation supporting the goodwill impairment charge is based on Level 3 valuation inputs.

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

8. SEGMENTS AND GEOGRAPHIC INFORMATION

As of January 1, 2016, the Company reorganized its internal management and reporting structure as part of the integration of the BNS acquisition. The reorganization changed the information regularly reviewed by the Company’s chief operating decision maker for purposes of allocating resources and assessing performance. As a result, the Company is reporting financial performance for the 2016 fiscal year based on its new operating segments: CommScope Connectivity Solutions and CommScope Mobility Solutions.  Both CCS and CMS represent non-aggregated reportable operating segments. All prior period amounts below have been recast to reflect these operating segment changes.

The CCS segment provides connectivity and network intelligence for indoor and outdoor network applications.  Indoor network solutions are found in commercial buildings and in the network core, which includes data centers, central offices and cable television headends. These solutions include optical fiber and twisted pair structured cabling applications, intelligent infrastructure software, network rack and cabinet enclosures, patch cords and panels, network design services, central office connectivity and equipment and

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

headend solutions for the network core. Outdoor network solutions are found in access networks and include coaxial cabling and fiber-optic connectivity solutions, which include a robust portfolio of fiber optic connectors and fiber management systems.

The CMS segment provides radio frequency (RF) wireless network connectivity solutions and DAS and small cell solutions to enable carriers’ 2G, 3G and 4G networks. These solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy macro cell site, metro cell site, DAS and small cell solutions to meet coverage and capacity requirements. The CMS segment focuses on all aspects of the radio access network (RAN) from the macro through the metro, to the indoor layer. Macro cell solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors and filters. Metro cell solutions can be found on street poles and on other urban, outdoor structures and include RF delivery and connectivity solutions, equipment housing and concealment. These fully integrated outdoor systems consist of specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment. The DAS and small cell solutions allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems.

The following table provides summary financial information by reportable segment (in millions):

	June 30, 2016	December 31, 2015
Identifiable segment-related assets:
CCS	$4,732.1	$4,642.0
CMS	2,231.9	2,258.8
Total identifiable segment-related assets	6,964.0	6,900.8
Reconciliation to total assets:
Cash and cash equivalents	516.0	562.9
Deferred income tax assets	34.5	38.9
Total assets	$7,514.5	$7,502.6

The following table provides net sales, operating income, depreciation and amortization by reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales:
CCS	$778.0	$352.1	$1,465.0	$681.2
CMS	528.8	515.2	985.8	1,011.5
Consolidated net sales	$1,306.8	$867.3	$2,450.8	$1,692.7

Operating income:
CCS (1)	$92.9	$39.2	$143.0	$67.9
CMS (2)	91.0	70.2	131.6	134.6
Consolidated operating income	$183.9	$109.4	$274.6	$202.5

Depreciation:
CCS	$13.7	$4.4	$26.6	$8.9
CMS	6.7	7.1	13.4	14.2
Consolidated depreciation	$20.4	$11.5	$40.0	$23.1

Amortization (3):
CCS	$50.6	$21.5	$98.8	$43.2
CMS	25.4	23.1	50.8	46.2
Consolidated amortization	$76.0	$44.6	$149.6	$89.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

(1)

Operating income for the six months ended June 30, 2016 includes a goodwill impairment charge of $15.3 million. Operating income for the three months ended June 30, 2016 and 2015 includes integration and transaction costs of $13.5 million and $6.1 million, respectively. Integration and transaction costs for the six months ended June 30, 2016 and 2015 were $27.6 million and $11.6 million, respectively. Operating income for the three months ended June 30, 2016 and 2015 includes restructuring charges of $6.6 million and $1.0 million, respectively. Restructuring charges for the six months ended June 30, 2016 and 2015 were $7.7 million and $1.1 million, respectively.

(2)

Operating income for the three months ended June 30, 2016 and 2015 includes integration and transaction costs of $1.0 million and $3.8 million, respectively. Integration and transaction costs for the six months ended June 30, 2016 and 2015 were $2.8 million and $9.7 million, respectively. Operating income for the three months ended June 30, 2016 and 2015 includes restructuring charges of $1.0 million and $0.9 million, respectively. Restructuring charges for the six months ended June 30, 2016 and 2015 were $6.0 million and $2.7 million, respectively.

(3)	Excludes amortization of debt issuance costs and original issue discount.

Sales to customers located outside of the United States comprised 45.7% and 47.0% of total net sales for the three and six months ended June 30, 2016, respectively, compared to 48.5% and 51.0% for the three and six months ended June 30, 2015. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
United States	$710.2	$446.5	$1,299.0	$829.6
Europe, Middle East and Africa	241.2	177.8	459.5	336.7
Asia Pacific	249.6	160.5	490.3	350.4
Central and Latin America	76.9	65.0	143.2	131.7
Canada	28.9	17.5	58.8	44.3
Consolidated net sales	$1,306.8	$867.3	$2,450.8	$1,692.7

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

The Company’s net pretax restructuring charges, by segment, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
CCS	$6,591	$967	$7,700	$1,077
CMS	1,014	927	5,977	2,688
Total	$7,605	$1,894	$13,677	$3,765

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The activity within the liability established for the cost alignment restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance as of March 31, 2016	$659	$6,936	$—	$7,595
Additional charge recorded	(21)	84	—	63
Cash paid	(188)	(524)	—	(712)
Consideration received	—	—	—	—
Foreign exchange and other non-cash items	2	—	—	2
Balance as of June 30, 2016	$452	$6,496	$—	$6,948

Balance as of December 31, 2015	$1,005	$7,370	$—	$8,375
Additional charge recorded	(26)	174	(203)	(55)
Cash paid	(552)	(1,048)	—	(1,600)
Consideration received	—	—	3,656	3,656
Foreign exchange and other non-cash items	25	—	(3,453)	(3,428)
Balance as of June 30, 2016	$452	$6,496	$—	$6,948

The Company has recognized restructuring charges of $88.8 million since January 2011 for cost alignment restructuring actions. Additional pretax costs of $0.5 million to $1.0 million are expected to be incurred to complete these previously announced initiatives. Cash payments of $1.0 million to $1.5 million are expected during the remainder of 2016 with additional payments of $6.0 million to $6.5 million between 2017 and 2022.

The activity within the liability established for the BNS integration restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance as of March 31, 2016	$25,429	$—	$—	$25,429
Additional charge recorded	5,186	—	2,356	7,542
Cash paid	(9,195)	—	(1,312)	(10,507)
Foreign exchange and other non-cash items	(163)	—	(1,044)	(1,207)
Balance as of June 30, 2016	$21,257	$—	$—	$21,257

Balance as of December 31, 2015	$28,714	$—	$—	$28,714
Additional charge recorded	9,022	—	4,710	13,732
Cash paid	(16,335)	—	(1,745)	(18,080)
Foreign exchange and other non-cash items	(144)	—	(2,965)	(3,109)
Balance as of June 30, 2016	$21,257	$—	$—	$21,257

The BNS integration actions include the announced closure or reduction in activities at various U.S. and international facilities as well as headcount reductions in sales, marketing and administrative functions. The Company has recognized restructuring charges of $37.5 million since the acquisition date for BNS integration actions. Additional pretax costs of $0.4 million to $0.6 million are expected to be incurred to complete the previously announced BNS integration initiatives. Cash payments of $12.0 million to $13.0 million are expected during the remainder of 2016 with additional payments of $9.0 million to $10.0 million between 2017 and 2018. Additional restructuring charges related to the BNS restructuring actions are expected and the resulting amounts may be material.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Restructuring reserves related to all actions were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	June 30, 2016	December 31, 2015
Other accrued liabilities	$18,700	$24,480
Other noncurrent liabilities	9,505	12,609
Total liability	$28,205	$37,089

As a result of restructuring and consolidation actions, the Company owns unutilized real estate at various facilities in the U.S. and internationally. The Company is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets.

10. EMPLOYEE BENEFIT PLANS

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended				Three Months Ended
	June 30,				June 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$1,596	$108	$1	$7
Interest cost	1,620	1,615	1,745	1,328	135	161
Recognized actuarial loss (gain)	236	157	28	13	(346)	(283)
Amortization of prior service credit	—	—	—	—	(1,055)	(2,457)
Expected return on plan assets	(1,750)	(1,879)	(2,286)	(1,605)	—	—
Net periodic benefit cost (income)	$106	$(107)	$1,083	$(156)	$(1,265)	$(2,572)

	Six Months Ended				Six Months Ended
	June 30,				June 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$3,192	$215	2	$14
Interest cost	3,240	3,230	3,496	2,651	270	322
Recognized actuarial loss (gain)	472	315	56	26	(692)	(566)
Amortization of prior service credit	—	—	—	—	(2,110)	(4,915)
Expected return on plan assets	(3,500)	(3,759)	(4,580)	(3,203)	—	—
Net periodic benefit cost (income)	$212	$(214)	$2,164	$(311)	$(2,530)	$(5,145)

The Company contributed $3.9 million and $4.8 to the defined benefit pension plans and postretirement benefit plans during the three and six months ended June 30, 2016, respectively. During the remainder of 2016, the Company anticipates making additional contributions of approximately $1.3 million to the U.S. plans and $4.3 million to the non-U.S. plans.

11. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of June 30, 2016, $73.5 million of unrecognized compensation costs related to unvested stock options, restricted stock unit awards (RSUs) and performance share units (PSUs) are expected to be recognized over a remaining weighted average period of 1.6 years. There were no significant capitalized equity-based compensation costs at June 30, 2016.

In March 2016, the Company modified certain equity-based compensation awards to extend the exercise period in the case of retirement, death or disability. This modification resulted in a change in the fair value of certain stock option awards. The incremental compensation cost that resulted from the modification was $1.6 million which was recognized fully during the six months ended June 30, 2016.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table shows a summary of the equity-based compensation expense included in the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Selling, general and administrative	$7,178	$7,704	$13,894	$11,714
Cost of sales	1,255	1,361	2,447	2,060
Research and development	978	1,060	1,905	1,604
Total equity-based compensation expense	$9,411	$10,125	$18,246	$15,378

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards generally vest over one to five years following the grant date and have a contractual term of ten years.

The following table summarizes the stock option activity (in thousands, except per share amounts):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of March 31, 2016	7,375	$9.80
Exercised	(750)	$7.08
Outstanding as of June 30, 2016	6,625	$10.10		$138,831

Outstanding as of December 31, 2015	7,458	$8.81
Granted	374	$24.94	$12.03
Exercised	(1,012)	$6.90
Forfeited	(195)	$5.73	$3.87
Outstanding as of June 30, 2016	6,625	$10.10		$138,831
Exercisable at June 30, 2016	5,731	$7.47	$4.36	$135,046
Expected to vest	890	$27.01		$3,768

The exercise prices of outstanding options at June 30, 2016 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$2.96 to $5.35	391	2.7	$2.96	391	$2.96
$5.36 to $5.67	401	5.6	$5.57	373	$5.57
$5.68 to $8.54	3,464	4.6	$5.74	3,464	$5.74
$8.55 to $8.90	1,039	4.1	$8.61	1,039	$8.61
$8.91 to $23.00	476	7.5	$22.55	440	$22.90
$23.01 to $33.12	854	8.9	$28.09	24	$27.74
$2.96 to $33.12	6,625	5.2	$10.10	5,731	$7.47

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

The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected option term (in years)	*	*	6.0	6.0
Risk-free interest rate	*	*	1.4%	1.6%
Expected volatility	*	*	50.0%	43.0%
Expected dividend yield	*	*	—	—
Weighted average exercise price	*	*	$24.94	$30.76
Weighted average fair value at grant date	*	*	$12.03	$13.25

*	No stock options were granted during the three months ended June 30, 2016 or 2015.

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

The following table summarizes the PSU activity (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and unvested as of March 31, 2016	443	$27.24
Granted	1	$27.64
Outstanding and unvested as of June 30, 2016	444	$27.24

Outstanding and unvested as of December 31, 2015	175	$30.76
Granted	269	$24.95
Outstanding and unvested as of June 30, 2016	444	$27.24

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table summarizes the RSU activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and unvested as of March 31, 2016	2,771	$26.66
Granted	33	$29.17
Vested and shares issued	(7)	$29.13
Forfeited	(37)	$26.85
Outstanding and unvested as of June 30, 2016	2,760	$26.69

Outstanding and unvested as of December 31, 2015	1,567	$29.37
Granted	1,622	$25.03
Vested and shares issued	(348)	$30.84
Forfeited	(81)	$27.55
Outstanding and unvested as of June 30, 2016	2,760	$26.69

12. SUBSEQUENT EVENTS

On July 27, 2016, the Company’s Board of Directors approved the issuance of a redemption notice in the amount of $236.6 million for the remainder of the Company’s senior PIK toggle notes due in 2020.  The redemption is expected to be completed in August 2016 pursuant to the terms of the related indenture and result in a cash charge related to the redemption premium of $7.8 million and a non-cash write-off of debt issuance costs of $2.6 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2015 Annual Report on Form 10-K.

We discuss certain financial measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Adjusted Operating Income and Adjusted EBITDA, that differ from measures calculated in accordance with generally accepted accounting principles in the United States (GAAP). See "Reconciliation of Non-GAAP Measures" included elsewhere in this quarterly report for more information about these non-GAAP financial measures, including our reasons for including the measures and material limitations with respect to the usefulness of the measures.

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

On August 28, 2015, we completed the acquisition of TE Connectivity’s Broadband Network Solutions (BNS) business in an all-cash transaction valued at approximately $3.0 billion. The BNS business provides fiber optic and copper connectivity for wireline and wireless networks and also provides small-cell distributed antenna system (DAS) solutions for the wireless market. For the twelve month period from June 27, 2015 through June 24, 2016, the BNS business generated annual revenues of approximately $1.6 billion. Our consolidated results for the three and six months ended June 30, 2016 include results of the BNS business for the fiscal periods March 26, 2016 through June 24, 2016 and December 26, 2015 through June 24, 2016, respectively.  During the three and six months ended June 30, 2016, we recognized $14.5 million and $30.3 million, respectively, of integration and transaction costs and $7.6 million and $13.7 million, respectively, of restructuring costs, primarily related to the BNS acquisition integration activities. We will continue to incur integration, transaction and restructuring costs and such costs may be material.

As of January 1, 2016, we reorganized our internal management and reporting structure as part of the integration of the BNS acquisition.  The reorganization changed the information regularly reviewed by our chief operating decision maker for purposes of allocating resources and assessing performance.  As a result, we are reporting financial performance for the 2016 fiscal year based on our new operating segments: CommScope Connectivity Solutions (CCS) and CommScope Mobility Solutions (CMS).  Prior to this change, we operated and reported based on the following operating segments: Wireless, Enterprise, Broadband and BNS.  All prior period amounts throughout our management’s discussion and analysis of financial condition and results of operations have been recast to reflect these operating segment changes.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2015 Annual Report on Form 10-K, except as disclosed below.

Assets Impairment Reviews

2016 Interim Goodwill Analysis

We test goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of a reporting unit may no longer be recoverable. During the first quarter of 2016, we reorganized our internal management and reporting structure and as a result realigned our goodwill reporting units. We tested goodwill for possible impairment prior to the realignment and no impairment was indicated. We then reallocated goodwill to the new reporting units based on relative fair value as required by GAAP. After the reallocation, a step one goodwill impairment test was performed for each of the new reporting units.  One reporting unit in the CCS segment did not pass step one and a step two test was performed. Based on the results of the step two test, a $15.3 million goodwill impairment charge was recorded in the six months ended June 30, 2016. The impairment test was performed using a discounted cash flow (DCF) valuation model. Significant assumptions in the DCF model are annual revenue growth rates, annual operating income margins and the discount rate used to determine the present value of the cash flow projections. The discount rate was based on the estimated weighted average cost of capital as of the test date for market participants in our reporting units’ industries.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

	Three Months Ended
	June 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,306.8	100.0%	$867.3	100.0%	$439.5	50.7%
Gross profit	553.8	42.4	314.7	36.3	239.1	76.0
Operating income	183.9	14.1	109.4	12.6	74.5	68.1
Non-GAAP adjusted operating income (1)	291.0	22.3	175.9	20.3	115.1	65.4
Net income	62.0	4.7%	45.6	5.3%	16.4	36.0
Diluted earnings per share	$0.32		$0.24		$0.08	33.3%

	Six Months Ended
	June 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,450.8	100.0%	$1,692.7	100.0%	$758.1	44.8%
Gross profit	1,000.9	40.8	607.9	35.9	393.0	64.6
Operating income	274.6	11.2	202.5	12.0	72.1	35.6
Non-GAAP adjusted operating income (1)	502.4	20.5	332.4	19.6	170.0	51.1
Net income	74.5	3.0%	85.1	5.0%	(10.6)	(12.5)
Diluted earnings per share	$0.38		$0.44		$(0.06)	(13.6)%

(1)	See “Reconciliation of Non-GAAP Measures.”

Net sales

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in millions)
Net sales	$1,306.8	$867.3	$439.5	50.7%	$2,450.8	$1,692.7	$758.1	44.8%
Domestic net sales	710.2	446.5	263.7	59.1	1,299.0	829.6	469.4	56.6
International net sales	596.6	420.8	175.8	41.8	1,151.8	863.1	288.7	33.4

Net sales for the three and six months ended June 30, 2016 included $461.8 million and $844.1 million, respectively, in incremental net sales attributable to the BNS acquisition. Excluding these net sales, legacy CommScope net sales were down $22.3 million, or 2.6% and $86.0 million, or 5.1%, for the three and six months ended June 30, 2016, respectively, reflecting decreases across all geographical regions except the United States (U.S.). Net sales to customers located outside of the U.S. comprised 45.7% and 47.0% of total net sales for the three and six months ended June 30, 2016, respectively, compared to 48.5% and 51.0% for the three and six months ended June 30, 2015, respectively. Foreign exchange rate changes had a negative impact of approximately 1% on legacy CommScope net sales for both the three and six months ended June 30, 2016 compared to the same 2015 periods.

From a segment perspective, net sales from the CCS segment more than doubled for the three and six months ended June 30, 2016 compared to the prior year periods as a result of the BNS acquisition.  Excluding the incremental net sales related to the BNS acquisition, net sales from the CCS segment decreased by 6.4% and 5.0% for the three and six months ended June 30, 2016, respectively, due to lower sales in international markets. Net sales from the CMS segment increased 2.6% for the three months ended June 30, 2016 but decreased by 2.5% for the six months ended June 30, 2016 compared to the prior year periods. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in millions)
Gross profit	$553.8	$314.7	$239.1	76.0%	$1,000.9	$607.9	$393.0	64.6%
Gross margin	42.4%	36.3%			40.8%	35.9%
SG&A expense	234.3	130.8	103.5	79.1	443.5	256.5	187.0	72.9
As a percent of sales	17.9%	15.1%			18.1%	15.2%
R&D expense	51.9	28.0	23.9	85.4	104.1	55.7	48.4	86.9
As a percent of sales	4.0%	3.2%			4.2%	3.3%

Gross profit (net sales less cost of sales)

Gross profit for the three and six months ended June 30, 2016 included $208.9 million and $371.8 million, respectively, of incremental gross profit related to the BNS acquisition. Excluding gross profit attributable to the BNS acquisition, gross profit increased $30.6 million and $20.5 million for the three and six months ended June 30, 2016, respectively, compared to the prior year periods.  The increase in gross margin in part reflects the higher margin products related to the BNS acquisition. Excluding the BNS acquisition, gross margin increased to 40.9% and 39.1% for the three and six months ended June 30, 2016, respectively, primarily due to favorable changes in product and geographic mix and benefits from cost reduction initiatives.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense for the three and six months ended June 30, 2016 was higher than the prior year periods due to incremental SG&A costs from the acquired BNS business as well as an increase in integration and transaction costs and variable compensation costs. These higher costs were partially offset by the impact of cost reduction initiatives and lower selling expenses due to lower legacy CommScope net sales.

Research and development

Research and development (R&D) expense increased for the three and six months ended June 30, 2016 compared to the prior year periods primarily as a result of the incremental R&D costs from the BNS and Airvana acquisitions, both of which were acquired in the second half of 2015 and have historically made significant investments in R&D activities. Excluding the impact of the BNS and Airvana acquisitions, R&D expense and R&D expense as a percentage of net sales were relatively unchanged for the three and six months ended June 30, 2016 compared to the prior year periods. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and Restructuring costs

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in millions)
Amortization of purchased intangible assets	$76.0	$44.6	$31.4	70.4%	$149.6	$89.4	$60.2	67.3%
Restructuring costs, net	7.6	1.9	5.7	300.0	13.7	3.8	9.9	260.5
Asset impairments	—	—	—	—	15.3	—	15.3	NM

NM - Not meaningful

Amortization of purchased intangible assets

The amortization of purchased intangible assets was higher in the three and six months ended June 30, 2016 compared to the prior year periods primarily due to the additional amortization resulting from the BNS acquisition.

Restructuring costs

The current period restructuring costs were primarily related to the integration of the BNS acquisition while the prior period restructuring costs were related to our efforts to realign and lower our overall cost structure.  We expect to incur additional pretax costs of $0.9 million to $1.6 million to complete actions announced to date. As a result of the continuing BNS integration, additional restructuring actions are expected to be identified and the resulting charges and cash requirements may be material.

Net interest expense, Other income (expense), net and Income taxes

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in millions)
Net interest expense	$(73.0)	$(48.0)	$(25.0)	52.1%	$(142.9)	$(83.3)	$(59.6)	71.5%
Other income (expense), net	(14.7)	0.1	(14.8)	NM	(14.4)	2.7	(17.1)	NM
Income tax expense	(34.3)	(15.9)	(18.4)	115.7	(42.8)	(36.9)	(5.9)	16.0

NM - Not meaningful

Net interest expense

The increase in net interest expense for the three and six months ended June 30, 2016 as compared to the prior year periods was due to increases in and changes to the composition of our long-term debt. In June 2015, we issued $1.5 billion of 6.0% senior notes due 2025 (the 2025 Notes) and $500.0 million of 4.375% senior secured notes due 2020 (the 2020 Notes) and we entered into a $1.25 billion term loan due 2022 (the 2022 Term Loan). The proceeds from the 2025 Notes and the 2022 Term Loan were used to fund the BNS acquisition. We incurred $30.8 million and $67.0 million of incremental interest expense for the three and six months ended June 30, 2016, respectively, as a result of this acquisition-related debt. The proceeds from the 2020 Notes were used to repay a portion of our existing term loans.  In June 2016, we voluntarily redeemed $300.0 million of our 6.625%/7.375% senior payment-in-kind toggle notes (senior PIK toggle notes). In connection with the redemption, we incurred a redemption premium (see below) and wrote off $3.5 million of debt issuance costs to interest expense. As a result of the redemption, we expect an annualized reduction of interest expense and cash paid for interest.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount was 5.41% as of June 30, 2016, 5.50% as of December 31, 2015 and 5.44% as of June 30, 2015.

Other income (expense), net

Foreign exchange losses of $4.5 million and $3.5 million were included in other income (expense), net for the three and six months ended June 30, 2016, respectively, compared to losses of $0.2 million and $0.1 million for the three and six months ended June 30, 2015, respectively.

During the three and six months ended June 30, 2016 we sold a portion of our investment in Hydrogenics that resulted in pretax gains of $0.8 million and $1.2 million, respectively, which were recorded in other income (expense), net.  During the three and six months ended June 30, 2015, sales of Hydrogenics shares resulted in pretax gains of $0.3 million and $2.7 million, respectively.

In connection with the redemption of the senior PIK toggle notes, we incurred a redemption premium of $9.9 million which was included in other income (expense), net for the three months ended June 30, 2016.

Income taxes

Our effective income tax rate of 35.6% and 36.4% for the three and six months ended June 30, 2016, respectively, was higher than the statutory rate of 35% primarily due to the provision for state income taxes as well as losses in certain jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable. In addition, the effective income tax rate for the six months ended June 30, 2016 was affected by the impact of the goodwill impairment charge for which only partial tax benefits were recorded. These increases to the effective income tax rate were partially offset by the impact of earnings in foreign jurisdictions that we do not plan to repatriate.  These earnings are generally taxed at rates lower than the U.S. statutory rate.

Our effective income tax rate of 25.8% and 30.2% for the three and six months ended June 30, 2015, respectively, was lower than the statutory rate of 35% primarily due to the impact of earnings in foreign jurisdictions that we do not plan to repatriate.  Such earnings are generally taxed at rates lower than the U.S. statutory rate.  In addition, the effective income tax rate for the three and six months ended June 30, 2015 was also affected by a reduction in the tax expense related to the expiration of the statute of limitations related to various uncertain tax positions as well as an unfavorable rate impact resulting from the provision for state income taxes as well as losses in certain jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable.

Segment Results

	Three Months Ended
	June 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$778.0	59.5%	$352.1	40.6%	$425.9	121.0%
CMS	528.8	40.5	515.2	59.4	13.6	2.6
Consolidated net sales	$1,306.8	100.0%	$867.3	100.0%	$439.5	50.7%

Operating income by segment:
CCS	$92.9	11.9%	$39.2	11.1%	$53.7	137.0%
CMS	91.0	17.2	70.2	13.6	20.8	29.6
Consolidated operating income	$183.9	14.1%	$109.4	12.6%	$74.5	68.1%

Non-GAAP adjusted operating income by segment (1):
CCS	$168.5	21.7%	$72.5	20.6%	$96.0	132.4%
CMS	122.5	23.2	103.5	20.1	19.0	18.4
Non-GAAP consolidated adjusted operating income	$291.0	22.3%	$175.9	20.3%	$115.1	65.4%

	Six Months Ended
	June 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$1,465.0	59.8%	$681.2	40.2%	$783.8	115.1%
CMS	985.8	40.2	1,011.5	59.8	(25.7)	(2.5)
Consolidated net sales	$2,450.8	100.0%	$1,692.7	100.0%	$758.1	44.8%

Operating income by segment:
CCS	$143.0	9.8%	$67.9	10.0%	$75.1	110.6%
CMS	131.6	13.3	134.6	13.3	(3.0)	(2.2)
Consolidated operating income	$274.6	11.2%	$202.5	12.0%	$72.1	35.6%

Non-GAAP adjusted operating income by segment (1):
CCS	$303.3	20.7%	$130.8	19.2%	$172.5	131.9%
CMS	199.1	20.2	201.6	19.9	(2.5)	(1.2)
Non-GAAP consolidated adjusted operating income	$502.4	20.5%	$332.4	19.6%	$170.0	51.1%

(1)	See “Reconciliation of Non-GAAP Measures.” Components may not sum to total due to rounding.

CommScope Connectivity Solutions Segment

Our CCS segment provides connectivity and network intelligence for indoor and outdoor network applications.  Indoor network solutions are found in commercial buildings and in the network core, which includes data centers, central offices and cable television headends.  These solutions provide voice, video, data and other mission-critical, high-bandwidth applications including storage area networks, streaming media, data backhaul, cloud applications and grid computing.  These comprehensive solutions, sold primarily under the SYSTIMAX, Uniprise and AMP NETCONNECT brands, include optical fiber and twisted pair structured cabling solutions, intelligent infrastructure software, network rack and cabinet enclosures, patch cords and panels and network design services. Our outdoor network solutions are found in access networks and include coaxial cabling and fiber-optic connectivity solutions, which include a robust portfolio of fiber optic connectors and fiber management systems.

CCS segment net sales for the three and six months ended June 30, 2016 were higher than the prior year periods in all major geographical regions primarily as a result of the BNS acquisition. Excluding incremental net sales of $448.4 million and $817.6 million for the three and six months ended June 30, 2016, respectively, due to the BNS acquisition, legacy CommScope net sales in the CCS segment increased in the U.S. but decreased across all other geographical regions. Foreign exchange rate changes had a negative impact on legacy CommScope CCS segment net sales of approximately 1% for both the three and six months ended June 30, 2016 compared to the same periods in 2015.

CCS segment operating income and non-GAAP adjusted operating income increased for the three and six months ended June 30, 2016 compared to the prior year periods primarily due to net sales attributable to the BNS acquisition. In addition to the BNS acquisition, the CCS segment experienced favorable product and geographic mix partially offset by higher variable cash compensation costs for the three and six months ended June 30, 2016.  For the six months ended June 30, 2016, CCS segment operating income included a goodwill impairment charge of $15.3 million related to the change in operating segments. The goodwill impairment charge was excluded from the calculation of non-GAAP adjusted operating income for the six months ended June 30, 2016.

We expect near-term and long-term demand for our indoor network CCS products to be driven by global information technology spending and spending in core networks as the ongoing need for bandwidth and intelligence in the network continues to create demand for high-performance connectivity solutions. We expect near-term and long-term demand for our outdoor network CCS products to be driven by global deployment of fiber-optic solutions for fiber-to-the-X applications, new services and providers in the access market, ongoing maintenance requirements of cable networks and the residential construction market activity in North America. Uncertain global economic conditions, variability in the levels of commercial and residential construction activity, uncertain levels of information technology spending and reductions in the levels of distributor inventories may negatively affect demand for our products.  Over the longer term, the ongoing demand for fiber solutions is expected to be somewhat offset by decelerating demand for copper solutions in networks.

CommScope Mobility Solutions Segment

Our CMS segment provides RF wireless network connectivity solutions as well as DAS and small cell solutions.  Our solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy macro cell site, metro cell site, DAS and small cell solutions to meet 2G, 3G and 4G cellular coverage and capacity requirements.  Our macro cell solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors and filters. Our metro cell solutions can be found on street poles and on other urban, outdoor structures and include RF delivery and connectivity solutions, equipment housing and concealment. These fully integrated outdoor systems consist of specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment. Our DAS and small cell solutions allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems.

The CMS segment experienced an increase in net sales for the three months ended June 30, 2016 compared to the prior year period, primarily due to incremental sales of $13.4 million from the BNS acquisition.  Net sales for the CMS segment decreased for the six months ended June 30, 2016 compared to the prior year period despite incremental net sales from the BNS acquisition of $26.5 million.  For the three and six months ended June 30, 2016, legacy CommScope CMS segment net sales decreased across all geographical regions except the U.S. which benefited from an increase in spending by certain domestic operators. Foreign exchange rate changes had a negative impact of approximately 1% on legacy CommScope CMS segment net sales for the three and six months ended June 30, 2016 compared to the prior year periods.

CMS segment operating income and non-GAAP adjusted operating income increased for the three months ended June 30, 2016 compared to the prior year period primarily due to favorable product and geographic mix that was partially offset by higher variable cash compensation costs and increased R&D spending as we continue to invest in small cell technology. CMS segment operating income and non-GAAP adjusted operating income decreased slightly for the six months ended June 30, 2016 compared to the prior year periods primarily due to lower net sales, higher costs associated with the products acquired in the BNS acquisition and higher R&D spending   These higher costs in the six months ended June 30, 2016 were partially offset by the impact of favorable product and geographic mix for legacy CommScope products.

Our sales to wireless operators can be volatile. We expect longer-term demand for our CMS products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services (including 4G deployments) in developed markets. Uncertainty in the global economy or a particular region or consolidation among wireless operators may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	June 30, 2016	December 31, 2015	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$516.0	$562.9	$(46.9)	(8.3)%
Working capital, (1) excluding cash and cash equivalents and current portion of long-term debt	730.1	769.2	(39.1)	(5.1)
Availability under revolving credit facility	359.4	278.2	81.2	29.2
Long-term debt, including current portion	4,947.9	5,243.7	(295.8)	(5.6)
Total capitalization (2)	6,268.1	6,466.4	(198.3)	(3.1)
Long-term debt, including current portion, as a percentage of total capitalization	78.9%	81.1%

(1)

Working capital consisted of current assets of $2,103.5 million less current liabilities of $869.9 million as of June 30, 2016.  Working capital consisted of current assets of $2,004.6 million less current liabilities of $685.1 million as of December 31, 2015.

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

Cash and cash equivalents decreased during the first six months of 2016 mainly due to our voluntary redemption of $300.0 million of our senior PIK toggle notes offset by cash generated by our operations. The net change in total capitalization during the six months ended June 30, 2016 primarily reflects the redemption of $300.0 million of our long-term debt, partially offset by current year earnings.

Cash Flow Overview

	Six Months Ended
	June 30,		Dollar
	2016	2015	Change
	(dollars in millions)
Net cash generated by operating activities	$268.6	$73.3	$195.3
Net cash generated by (used in) investing activities	(20.5)	(2,767.7)	2,747.2
Net cash generated by (used in) financing activities	(295.3)	2,766.4	(3,061.7)

Operating Activities

During the six months ended June 30, 2016, we generated $268.6 million of cash through operating activities compared to cash generation of $73.3 million during the six months ended June 30, 2015. The improvement was primarily due to higher adjusted operating income in the current year period as a result of the BNS acquisition. In addition, we benefited from initiatives to improve working capital and the impact of lower variable cash compensation payments than in the prior year period. Cash paid for taxes was $22.0 million lower for the six months ended June 30, 2016 compared to the prior year period. Cash paid for interest was $71.0 million higher in the six months ended June 30, 2016 than in the prior year period primarily as a result of the incremental debt incurred to finance the BNS acquisition.  In connection with the voluntary redemption of the senior PIK toggle notes, we paid a redemption premium of $9.9 million.

Investing Activities

Investment in property, plant and equipment during the six months ended June 30, 2016 was $32.2 million, of which $2.4 million was related to capital spending to support the BNS integration. The investment in property, plant and equipment was primarily related to supporting improvements in manufacturing operations, including expanding production capacity, and investing in information technology (including software developed for internal use). During the six months ended June 30, 2016, we sold a facility that was no longer being utilized for $3.7 million.

During the six months ended June 30, 2016, we received $6.3 million in net settlements for working capital, pension and other adjustments related to the BNS acquisition.

During the six months ended June 30, 2015, we placed the $2.75 billion of proceeds from the BNS acquisition-related borrowing into escrow, which was presented as an investing activity on the statement of cash flows. These funds were held in escrow until the completion of the BNS acquisition on August 28, 2015.

Financing Activities

During the six months ended June 30, 2016, we voluntarily redeemed $300.0 million of our senior PIK toggle notes.  We also made mandatory debt repayments of $6.2 million on the 2022 Term Loan. As of June 30, 2016, we had no outstanding borrowings under our revolving credit facility and the remaining availability was approximately $359.4 million, reflecting a borrowing base of $382.1 million reduced by $22.7 million of letters of credit issued under the revolving credit facility. Beginning in the third quarter of 2016, we expect increased capacity as additional collateral resulting from the BNS acquisition is added to the borrowing base.

During the first half of 2016, we received proceeds of $7.0 million and recognized $6.7 million of excess tax benefits related to the exercise of stock options. Also, employees surrendered 110,704 shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units, which reduced cash flows by $2.8 million.

During the six months ended June 30, 2015, we received $500.0 million from the issuance of the 2020 Notes which was used, together with cash on hand, to repay $500.0 million of our existing term loans.  In addition, we issued $1.5 billion of the 2025 Notes and borrowed $1.25 billion under the 2022 Term Loan. The proceeds from the 2025 Notes and the 2022 Term Loan were funded into escrow and we used those funds to fund a substantial portion of the BNS acquisition. In connection with these financing transactions and the amendment of our revolving credit facility, we incurred $67.0 million of debt issuance costs, of which $9.0 million was paid during the six months ended June 30, 2015.

During the first half of 2015, we received proceeds of $17.0 million and recognized $14.2 million of excess tax benefits related to the exercise of stock options.

Future Cash Needs

We expect that our primary future cash needs will be debt service requirements (including voluntary debt repayments and redemptions), funding working capital requirements, funding acquisitions, paying acquisition integration costs, capital expenditures, paying restructuring costs, income tax payments (including the cost of repatriation) and funding pension and other postretirement obligations. During the six months ended June 30, 2016, we incurred $30.3 million of integration and transaction costs, most of which were related to the BNS acquisition.  We expect to incur significant cash costs over the next two years to complete the integration of the BNS acquisition. We paid $19.7 million of restructuring costs during the six months ended June 30, 2016 and we expect to pay an additional $13.0 million to $14.5 million by the end of 2016 relating to restructuring actions that have been initiated. In addition, we expect to pay $15.0 million to $16.5 million between 2017 and 2022 related to restructuring actions that have been initiated. Any future restructuring actions would likely require additional cash expenditures and such requirements may be material.  We made contributions of $4.8 million to our pension and other postretirement benefit plans during the six months ended June 30, 2016 and we expect to make an additional $5.6 million during the remainder of 2016. During the six months ended June 30, 2016, we received $6.3 million from TE Connectivity as a net adjustment to the purchase price for the BNS acquisition. We do not expect any additional material net settlements with TE Connectivity related to the BNS acquisition.

We expect to voluntarily redeem $236.6 million of our senior PIK toggle notes in the third quarter of 2016. This redemption would require a premium payment of $7.8 million in addition to the principal and accrued interest of $3.9 million.  We may also voluntarily repay debt or repurchase our senior notes if market conditions are favorable and the applicable indenture and the senior secured credit facilities permit such repayment or repurchase.

Although there are no financial maintenance covenants under the terms of our senior notes or senior PIK toggle notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to Adjusted EBITDA as presented in this Quarterly Report on Form 10-Q (see Reconciliation of Non-GAAP Measures), but also give pro forma effect to certain events, including acquisitions and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended June 30, 2016, our pro forma Adjusted EBITDA, as measured pursuant to indentures governing our notes, was $1,050.7 million, which included the impact of the BNS and Airvana acquisitions ($38.6 million) and savings from announced cost reduction initiatives ($34.9 million) so that the impact of the acquisitions and cost reduction initiatives are fully reflected in the twelve-month period used in the calculation of the ratios.  In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants.  We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at June 30, 2016.

As of June 30, 2016, approximately 59% of our cash and cash equivalents was held outside the United States.  Income taxes have been provided on foreign earnings such that there would be no significant tax cost to repatriate the portion of this cash not required to meet operational needs of our international subsidiaries. The cash tax requirements to repatriate existing funds may vary from year to year.

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

Off-Balance Sheet Arrangements

We are not party to any significant off-balance sheet arrangements except for operating leases.  There have not been any material changes to our off-balance sheet arrangements during the six months ended June 30, 2016.

Contractual Obligations

In June 2016, the Company redeemed $300.0 million of its senior PIK toggle notes.  The following table summarizes our contractual obligations as of June 30, 2016:

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Remainder of 2016	2017-2018	2019-2020	Thereafter
	(in millions)
Long-term debt, including current maturities (a)	$5,039.1	$6.3	$286.9	$761.6	$3,984.3
Interest on long-term debt (a)(b)	1,718.4	126.4	496.2	462.9	632.9
Operating leases	119.7	20.4	52.1	27.5	19.7
Purchase obligations (c)	11.7	11.7	—	—	—
Pension and other postretirement benefit liabilities (d)	18.6	5.6	4.2	3.4	5.4
Restructuring costs, net (e)	21.7	12.7	9.0	—	—
Unrecognized tax benefits (f)	—	—	—	—	—
Total contractual obligations	$6,929.2	$183.1	$848.4	$1,255.4	$4,642.3

(a)

No other prepayment or redemption of any of our long-term debt balances has been assumed including the recently approved redemption of the remainder of the senior PIK toggle notes. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Note 6 in the Notes to Consolidated Financial Statements included in our 2015 Annual Report for information regarding the terms of our long-term debt agreements.

(b)	Interest on long-term debt excludes the amortization of debt issuance costs and original issue discount. Interest on variable rate debt is estimated based upon rates in effect as of June 30, 2016.

(c)

Purchase obligations include minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.

(d)

Amounts reflect expected contributions related to payments under the postretirement benefit plans through 2025 and expected pension contributions of $4.4 million during the remainder of 2016 (see Note 10 in the Notes to Consolidated Financial Statements included in our 2015 Annual Report).

(e)	Future restructuring payments exclude payments due under lease arrangements which are included in operating leases above.
(f)

Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $54.9 million has been excluded from the presentation. We anticipate a reduction of up to $16.0 million of unrecognized tax benefits during the remainder of 2016 (see Note 11 in the Notes to Consolidated Financial Statements included in our 2015 Annual Report).

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

We also believe presenting these non-GAAP results for the twelve months ended June 30, 2016 provides an additional tool for assessing our recent performance.  Such amounts are unaudited and are derived by subtracting the data for the six months ended June 30, 2015 from the data for the year ended December 31, 2015 and then adding the data for the six months ended June 30, 2016.

The following tables exclude the impact of the BNS and Airvana acquisitions for periods prior to their respective acquisition dates.

Consolidated

	Three Months		Six Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	June 30,		June 30,		December 31,	June 30,
	2016	2015	2016	2015	2015	2016
	(dollars in millions)
Operating income	$183.9	$109.4	$274.6	$202.5	$181.6	$253.7
Adjustments:
Amortization of purchased intangible assets	76.0	44.6	149.6	89.4	220.6	280.8
Restructuring costs, net	7.6	1.9	13.7	3.8	29.5	39.4
Equity-based compensation	9.4	10.1	18.2	15.4	28.7	31.5
Asset impairments	—	—	15.3	—	90.8	106.1
Integration and transaction costs (a)	14.5	9.9	30.3	21.3	96.9	106.0
Purchase accounting adjustments (b)	(0.4)	—	0.6	0.1	81.7	82.2
Non-GAAP adjusted operating income	$291.0	$175.9	$502.4	$332.4	$729.8	$899.8
Depreciation	20.4	11.5	40.0	23.1	60.6	77.5
Non-GAAP adjusted EBITDA	$311.4	$187.4	$542.4	$355.5	$790.3	$977.2

(a)	Reflects integration costs related to the acquisition of the BNS business, transaction costs related to potential and consummated acquisitions and costs related to secondary stock offerings.
(b)	Reflects non-cash charges resulting from purchase accounting adjustments.

CCS Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in millions)
Operating income	$92.9	$39.2	$143.0	$67.9
Adjustments:
Amortization of purchased intangible assets	50.6	21.5	98.8	43.2
Restructuring costs, net	6.6	1.0	7.7	1.1
Equity-based compensation	5.3	4.6	10.3	7.0
Asset impairments	—	—	15.3	—
Integration and transaction costs	13.5	6.1	27.6	11.6
Purchase accounting adjustments	(0.4)	—	0.6	0.1
Non-GAAP adjusted operating income	$168.5	$72.5	$303.3	$130.8

CMS Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in millions)
Operating income	$91.0	$70.2	$131.6	$134.6
Adjustments:
Amortization of purchased intangible assets	25.4	23.1	50.8	46.2
Restructuring costs, net	1.0	0.9	6.0	2.7
Equity-based compensation	4.1	5.5	7.9	8.4
Integration and transaction costs	1.0	3.8	2.8	9.7
Non-GAAP adjusted operating income	$122.5	$103.5	$199.1	$201.6

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

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our ability to integrate the BNS business on a timely and cost-effective manner; our reliance on TE Connectivity for transition services for the BNS business; our ability to realize expected growth opportunities and cost savings from the  BNS business; our dependence on customers’ capital spending on communication systems; concentration of sales among a limited number of customers and channel partners; changes in technology; industry competition and the ability to retain customers through product innovation, introduction and marketing; risks associated with our sales through channel partners; product performance issues and associated warranty claims; our ability to maintain effective information management systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches or computer viruses; the risk our global manufacturing operations suffer production or shipping delays causing difficulty in meeting customer demands; the risk that internal production capacity and that of contract manufacturers may be insufficient to meet customer demand or quality standards for our products; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers; our ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities, including delays or challenges related to removing, transporting or reinstalling equipment, that may affect our ability to meet customer demands for products; possible future restructuring actions; substantial indebtedness and maintaining compliance with debt covenants; our ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; possible future impairment charges for fixed or intangible assets, including goodwill; income tax rate variability and ability to recover amounts recorded as value-added tax receivables; our ability to attract and retain qualified key employees; labor unrest; significant international operations expose us to economic, political and other risks, including the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; our ability to compete in international markets due to export and import controls to which we may be subject; cost of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign environmental laws; and other factors beyond our control. These and other factors are discussed in greater detail in our 2015 Annual Report on Form 10-K. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material.  Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made.  We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the changes disclosed below, there have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2015 Annual Report on Form 10-K, as filed with the SEC on February 19, 2016.

Interest Rate Risk

The table below summarizes the expected interest and principal payments associated with our variable rate debt outstanding as of June 30, 2016 (mainly the $1.50 billion of variable rate term loans). The principal payments presented below are based on scheduled maturities and assume no borrowings under the revolving credit facility. The interest payments presented below assume the interest rate in effect as of June 30, 2016. The impact of a 1% increase in the interest rate index (taking into account the impact of the LIBOR floor on the term loans) on projected future interest payments on the variable rate debt is also included in the table below.

	Remainder of 2016	2017	2018	2019	2020	There- after
	(dollars in millions)
Principal and interest payments on variable rate debt	$34.8	$69.8	$321.7	$59.0	$57.8	$1,272.4
Average cash interest rate	3.80%	3.85%	3.86%	3.86%	3.81%	3.75%
Impact of 1% increase in interest rate index	$6.8	$13.4	$10.8	$10.6	$10.5	$20.7

We also have $3.54 billion aggregate principal amount of fixed rate senior notes and senior PIK toggle notes. The table below summarizes our expected interest and principal payments related to our fixed rate debt at June 30, 2016 (assuming we make all of our interest payments on the senior PIK toggle notes at the 6.625% cash-pay interest rate).

	Remainder of 2016	2017	2018	2019	2020	There- after
	(dollars in millions)
Principal and interest payments on fixed rate debt	$97.9	$195.8	$195.8	$195.8	$911.9	$3,344.8
Average cash interest rate	5.54%	5.54%	5.54%	5.54%	5.59%	5.87%

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the integration period, the Company will be relying on TE Connectivity to provide various services under transition service agreements. Management continues to evaluate the design of the control procedures relating to BNS and make changes as necessary. Management expects that further changes to internal control over financial reporting, including those related to significant system conversions, may take place during 2016 (see Risk Factors in our 2015 Annual Report on Form 10-K).

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1*

CommScope Holding Company, Inc. Amended and Restated 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on May 6, 2016).

10.2	Form of Amendment to Severance Protection Agreement between CommScope, Inc. and certain executive officers, effective June 3, 2016.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).

101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Schema Document, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMSCOPE HOLDING COMPANY, INC.

July 27, 2016	/s/ Mark A. Olson
Date	Mark A. Olson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)