Form 10-Q
period 2016-09-30
CommScope Holding Company, Inc.
filed 2016-11-03
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 17, 2016 there were 192,929,959 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

September 30, 2016

Part 1 -- Financial Information (Unaudited)

ITEM 1.  Condensed Consolidated Financial Statements

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(Unaudited -- In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$1,293,948	$972,597	$3,744,715	$2,665,287
Operating costs and expenses:
Cost of sales	751,097	633,706	2,201,014	1,718,497
Selling, general and administrative	220,835	203,820	664,365	460,288
Research and development	48,430	31,100	152,554	86,818
Amortization of purchased intangible assets	74,639	54,287	224,270	143,697
Restructuring costs, net	10,826	6,868	24,503	10,633
Asset impairments	7,375	85,334	22,668	85,334
Total operating costs and expenses	1,113,202	1,015,115	3,289,374	2,505,267
Operating income (loss)	180,746	(42,518)	455,341	160,020
Other expense, net	(7,546)	(8,269)	(21,898)	(5,556)
Interest expense	(68,349)	(73,387)	(215,024)	(158,752)
Interest income	1,023	1,276	4,750	3,336
Income (loss) before income taxes	105,874	(122,898)	223,169	(952)
Income tax (expense) benefit	(12,043)	42,102	(54,797)	5,224
Net income (loss)	$93,831	$(80,796)	$168,372	$4,272

Earnings (loss) per share:
Basic	$0.49	$(0.42)	$0.88	$0.02
Diluted	$0.48	$(0.42)	$0.86	$0.02

Weighted average shares outstanding:
Basic	192,719	190,269	192,275	189,483
Diluted	196,598	190,269	196,141	193,930

Comprehensive income (loss):
Net income (loss)	$93,831	$(80,796)	$168,372	$4,272
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	8,610	(22,835)	8,303	(40,685)
Pension and other postretirement benefit activity	(376)	(1,566)	(3,511)	(4,739)
Available-for-sale securities	(257)	(1,737)	(2,391)	(5,873)
Total other comprehensive income (loss), net of tax	7,977	(26,138)	2,401	(51,297)
Total comprehensive income (loss)	$101,808	$(106,934)	$170,773	$(47,025)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share amounts)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$517,275	$562,884
Accounts receivable, less allowance for doubtful accounts of $19,388 and $19,392, respectively	966,839	833,041
Inventories, net	475,679	441,815
Prepaid expenses and other current assets	130,690	166,900
Total current assets	2,090,483	2,004,640
Property, plant and equipment, net of accumulated depreciation of $288,137 and $243,806, respectively	499,842	528,706
Goodwill	2,803,227	2,690,636
Other intangible assets, net	1,905,255	2,147,483
Other noncurrent assets	112,834	131,166
Total assets	$7,411,641	$7,502,631
Liabilities and Stockholders' Equity
Accounts payable	$417,546	$300,829
Other accrued liabilities	497,777	371,743
Current portion of long-term debt	12,500	12,520
Total current liabilities	927,823	685,092
Long-term debt	4,701,486	5,231,131
Deferred income taxes	202,429	202,487
Pension and other postretirement benefit liabilities	31,201	37,102
Other noncurrent liabilities	115,471	124,099
Total liabilities	5,978,410	6,279,911
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: None	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000;
Issued and outstanding shares: 192,868,939 and 191,368,727,
respectively	1,940	1,923
Additional paid-in capital	2,258,869	2,216,202
Retained earnings (accumulated deficit)	(644,022)	(812,394)
Accumulated other comprehensive loss	(169,277)	(171,678)
Treasury stock, at cost: 1,101,820 shares and 986,222 shares,
respectively	(14,279)	(11,333)
Total stockholders' equity	1,433,231	1,222,720
Total liabilities and stockholders' equity	$7,411,641	$7,502,631

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities:
Net income	$168,372	$4,272
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	301,450	199,485
Equity-based compensation	26,621	21,055
Deferred income taxes	(94,239)	(92,538)
Asset impairments	22,668	85,334
Excess tax benefits from equity-based compensation	(8,083)	(19,194)
Changes in assets and liabilities:
Accounts receivable	(96,337)	(116,131)
Inventories	(23,480)	67,518
Prepaid expenses and other assets	12,540	(43,286)
Accounts payable and other liabilities	218,590	74,524
Other	(2,850)	4,697
Net cash generated by operating activities	525,252	185,736
Investing Activities:
Additions to property, plant and equipment	(49,660)	(39,422)
Proceeds from sale of property, plant and equipment	3,935	219
Cash paid for acquisitions including purchase price adjustments, net of cash acquired	2,714	(2,957,476)
Other	3,487	3,268
Net cash used in investing activities	(39,524)	(2,993,411)
Financing Activities:
Long-term debt repaid	(546,025)	(502,566)
Long-term debt proceeds	—	3,246,875
Long-term debt financing costs	—	(73,890)
Proceeds from the issuance of common shares under equity-based compensation plans	8,637	21,273
Excess tax benefits from equity-based compensation	8,083	19,194
Tax withholding payments for vested equity-based compensation awards	(2,946)	—
Net cash generated by (used in) financing activities	(532,251)	2,710,886
Effect of exchange rate changes on cash and cash equivalents	914	(14,570)
Change in cash and cash equivalents	(45,609)	(111,359)
Cash and cash equivalents, beginning of period	562,884	729,321
Cash and cash equivalents, end of period	$517,275	$617,962

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited - In thousands, except share amounts)

	Nine Months Ended
	September 30,
	2016	2015
Number of common shares outstanding:
Balance at beginning of period	191,368,727	187,831,389
Issuance of shares under equity-based compensation plans	1,615,810	2,759,107
Shares surrendered under equity-based compensation plans	(115,598)	—
Balance at end of period	192,868,939	190,590,496
Common stock:
Balance at beginning of period	$1,923	$1,888
Issuance of shares under equity-based compensation plans	17	28
Balance at end of period	$1,940	$1,916
Additional paid-in capital:
Balance at beginning of period	$2,216,202	$2,141,433
Issuance of shares under equity-based compensation plans	8,620	21,246
Equity-based compensation	26,530	17,500
Tax benefit from shares issued under equity-based compensation plans	7,517	19,107
Balance at end of period	$2,258,869	$2,199,286
Retained earnings (accumulated deficit):
Balance at beginning of period	$(812,394)	$(741,519)
Net income	168,372	4,272
Balance at end of period	$(644,022)	$(737,247)
Accumulated other comprehensive loss:
Balance at beginning of period	$(171,678)	$(83,548)
Other comprehensive income (loss), net of tax	2,401	(51,297)
Balance at end of period	$(169,277)	$(134,845)
Treasury stock, at cost:
Balance at beginning of period	$(11,333)	$(10,635)
Net shares surrendered under equity-based compensation plans	(2,946)	—
Balance at end of period	$(14,279)	$(10,635)
Total stockholders' equity	$1,433,231	$1,318,475

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

As of January 1, 2016, the Company reorganized its internal management and reporting structure as part of the integration of the BNS acquisition. The reorganization changed the information regularly reviewed by the Company’s chief operating decision maker for purposes of allocating resources and assessing performance.  As a result, the Company is reporting financial performance for 2016 based on its new operating segments: CommScope Connectivity Solutions (CCS) and CommScope Mobility Solutions (CMS). Both CCS and CMS represent non-aggregated reportable operating segments. Prior to this change, the Company operated and reported the following operating segments: Wireless, Enterprise, Broadband and BNS. All prior period amounts in these interim condensed consolidated financial statements have been recast to reflect these operating segment changes.

Basis of Presentation

The Condensed Consolidated Balance Sheet as of September 30, 2016, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, and the Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity for the nine months ended September 30, 2016 and 2015 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for these interim periods are not necessarily indicative of the results of operations to be expected for any future period or the full fiscal year.

The BNS business results of operations that are reported in the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 are for the fiscal periods June 25, 2016 through September 30, 2016 and December 26, 2015 through September 30, 2016, respectively. The BNS business results for the three months ended September 30, 2016 include fourteen weeks compared to thirteen weeks in each of the first two quarters of 2016. The BNS business results of operations that are reported in the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 are from August 28, 2015, the date of acquisition, through their fiscal period ended September 25, 2015.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 Annual Report). There were no changes in the Company’s significant accounting policies during the three or nine months ended September 30, 2016. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements.

Concentrations of Risk and Related Party Transactions

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for 11% of the Company’s total net sales during the three and nine months ended September 30, 2016. Net sales to Anixter accounted for 13% of the Company’s total net sales during the three and nine months ended September 30, 2015. Sales to Anixter primarily originate within the CCS segment. Other than Anixter, no other direct customer accounted for 10% or more of the Company’s total net sales for the three or nine months ended September 30, 2016 or 2015.

Accounts receivable from Anixter and Verizon Communications Inc. (Verizon) each represented approximately 11% of accounts receivable as of September 30, 2016. Other than Anixter and Verizon, no direct customer accounted for more than 10% of the Company’s accounts receivable as of September 30, 2016.

As of September 30, 2016, funds affiliated with The Carlyle Group (Carlyle) owned 10.2% of the outstanding shares of CommScope.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Product Warranties

The Company recognizes a liability for the estimated claims that may be paid under its customer warranty agreements to remedy potential deficiencies of quality or performance of the Company’s products. These product warranties extend over periods ranging from one to twenty-five years from the date of sale, depending upon the product subject to the warranty.The Company records a provision for estimated future warranty claims as cost of sales based upon the historical relationship of warranty claims to sales and specifically-identified warranty issues. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Such revisions may be material.

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Product warranty accrual, beginning of period	$18,356	$15,194	$17,964	$17,054
Accrual assumed in BNS acquisition	—	1,900	—	1,900
Provision for warranty claims	3,435	2,054	7,954	5,968
Warranty claims paid	(14)	(3,127)	(4,141)	(8,901)
Product warranty accrual, end of period	$21,777	$16,021	$21,777	$16,021

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of a reporting unit with goodwill may not be recoverable. During the first quarter of 2016, the Company assessed goodwill for impairment due to the change in reportable segments, which also resulted in changes to several reporting units. As a result, the Company performed impairment testing for goodwill under the reporting unit structure immediately before the change and determined that no impairment existed. The Company reallocated goodwill to the new reporting units under the new reporting structure and performed impairment testing for goodwill under the new segment reporting structure immediately after the change and determined that a $15.3 million goodwill impairment existed within one of the CCS reporting units at January 1, 2016. The impairment test was performed using a discounted cash flow (DCF) valuation model. Significant assumptions in the DCF model are annual revenue growth rates, annual operating income margins and the discount rate used to determine the present value of the cash flow projections. The discount rate was based on the estimated weighted average cost of capital as of the test date for market participants in our reporting units’ industries.

Results for the three and nine months ended September 30, 2015, included a goodwill impairment charge of $74.4 million in the CMS segment.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. During the three months ended September 30, 2016, as a result of revisions to the business plan for a particular product line, the Company determined that certain intangible assets in the CCS segment were no longer recoverable and a $7.4 million impairment charge was recorded.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Results for the three and nine months ended September 30, 2015, included a $10.9 million impairment charge in the CCS segment for a note receivable related to a previous divestiture.  Other than the impairments described above, there were no other material asset impairments identified during the three or nine months ended September 30, 2016 or 2015.

Income Taxes

The effective income tax rate of 11.4% and 24.6% for the three and nine months ended September 30, 2016, respectively, was lower than the statutory rate of 35% primarily due to a reduction in tax expense related to uncertain tax positions and the release of valuation allowances related to certain foreign deferred tax assets. The effective income tax rate was also favorably affected by the impact of earnings in foreign jurisdictions that the Company does not plan to repatriate.  These earnings are generally taxed at rates lower than the United States (U.S.) statutory rate. Offsetting these decreases for the nine months ended September 30, 2016 was the effect of the provision for state income taxes as well as the goodwill impairment for which only partial tax benefits were recorded.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on net income divided by the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares using the treasury stock method. Potentially dilutive common shares include outstanding equity-based awards (stock options, performance share units and restricted stock units). Certain outstanding equity-based awards were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance conditions were not met (1.4 million shares and 1.5 million shares for the three and nine months ended September 30, 2016, respectively, and 5.3 million shares and 1.5 million shares for the three and nine months ended September 30, 2015, respectively).  Antidilutive securities for the three months ended September 30, 2015 included 4.4 million shares of equity-based awards which would have been considered dilutive if the Company had not been in a net loss position.

The following table presents the basis for the earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) for basic and diluted earnings per share	$93,831	$(80,796)	$168,372	$4,272

Denominator:
Weighted average common shares outstanding - basic	192,719	190,269	192,275	189,483
Dilutive effect of equity-based awards	3,879	—	3,866	4,447
Weighted average common shares outstanding - diluted	196,598	190,269	196,141	193,930

Earnings (loss) per share:
Basic	$0.49	$(0.42)	$0.88	$0.02
Diluted	$0.48	$(0.42)	$0.86	$0.02

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Cash Flow Classification of Certain Cash Receipts and Cash Payments. The standard update amended or clarified guidance on classification of certain transactions in the statement of cash flows, including classification of debt prepayments, debt extinguishment

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

costs and contingent consideration payments after a business combination. ASU 2016-15 is effective for the Company as of January 1, 2018 and early adoption is permitted. The Company is evaluating the impact of this new guidance on the Company’s consolidated statement of cash flows and when it may be adopted.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The new guidance replaces the current incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method.  ASU No. 2016-13 is effective for the Company as of January 1, 2020 and early adoption is permitted. The Company is evaluating the impact of this new guidance on the Company’s consolidated financial statements and when it may be adopted.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU No. 2016-09 is effective for the Company as of January 1, 2017 and early adoption is permitted. The Company plans to adopt this ASU as of January 1, 2017 and does not expect that its application will have a significant impact on income before income taxes; however, it may impact the Company’s net income because excess tax benefits or deficiencies, which are currently reflected in additional paid in capital, must be reflected in income tax expense under ASU No. 2016-09. The significance of the impact will depend on the intrinsic value at the time of vesting or exercise of equity-based compensation awards. The impact to the Consolidated Statements of Cash Flows will be to present excess tax benefits or deficiencies as an operating activity instead of a financing activity. The Company also expects to make an accounting policy election to account for forfeitures as they occur.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The guidance requires that inventory be measured at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance simplifies the prior guidance by eliminating the options of measuring inventory at replacement cost or net realizable value less an approximate normal profit margin. This guidance is effective for the Company as of January 1, 2017, with early adoption permitted. The Company plans to adopt the new guidance in the fourth quarter of 2016 and does not expect a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new accounting standard defines a single comprehensive model in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year.  During 2016, the FASB has issued additional accounting standard updates clarifying the guidance in ASU No. 2014-09.  The Company will be required to adopt the new standard, including subsequent clarifying guidance, as of January 1, 2018 using either: (i) full retrospective application to each prior reporting period presented; or (ii) modified retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional required disclosures. The Company plans to adopt the new accounting model as of January 1, 2018 using the modified retrospective method and is continuing to assess the impact on the Company’s consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

2. ACQUISITIONS

Broadband Network Solutions

On August 28, 2015, the Company acquired TE Connectivity’s BNS business in an all-cash transaction. The Company has made net payments of $3,017.4 million ($2,953.7 million net of cash acquired). As of September 30, 2016, the Company had a net payable of $1.0 million due to TE Connectivity for remaining purchase price adjustments. Net sales of $523.7 million and $1,367.8 million for the three and nine months ended September 30, 2016, respectively, and $141.1 million for the three and nine months ended September 30, 2015 related to the acquired business are reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and are primarily reported in the CCS segment.

The purchase price for BNS was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition and the excess was allocated to goodwill. The following table summarizes the preliminary allocation of the purchase price at the date of acquisition and the subsequent measurement period adjustments to arrive at the final allocation of the purchase price at the acquisition date (in millions):

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Cash and cash equivalents	$63.7	$—	$63.7
Accounts receivable	252.9	(1.9)	251.0
Inventories	266.4	(12.3)	254.1
Other current assets	40.0	1.6	41.6
Property, plant and equipment	247.6	(1.6)	246.0
Goodwill	1,242.8	182.9	1,425.7
Identifiable intangible assets	1,150.0	(63.5)	1,086.5
Other noncurrent assets	22.3	3.0	25.3
Current liabilities	(224.2)	(4.8)	(229.0)
Noncurrent pension liabilities	(30.5)	18.9	(11.6)
Other noncurrent liabilities	(27.1)	(107.8)	(134.9)
Net acquisition cost	$3,003.9	$14.5	$3,018.4

The Company has recorded measurement period adjustments since the acquisition date primarily related to the finalization of the valuation of inventory, intangible assets, plant and equipment, pension liabilities and deferred taxes. The impact of these measurement period adjustments to the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were not material to any current year period. If these adjustments had been applied at the original acquisition date, the impact to current year and prior year periods also would have been immaterial.

The goodwill arising from the purchase price allocation of the BNS acquisition is believed to result from the company’s reputation in the marketplace and assembled workforce. A significant portion of the goodwill is expected to be deductible for income tax purposes.

Various valuation techniques were used to estimate the fair value of the assets acquired and the liabilities assumed which use significant unobservable inputs, or Level 3 inputs as defined by the fair value hierarchy.  Using these valuation approaches requires the Company to make significant estimates and assumptions.

There were certain foreign assets acquired and liabilities assumed in the BNS acquisition for which title did not transfer at the acquisition date although the consideration was paid as part of the overall purchase price discussed above.  As of September 30, 2016, these transfers have been completed.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table presents unaudited pro forma condensed consolidated results of operations for CommScope for the three and nine months ended September 30, 2015 as though the BNS acquisition had been completed as of January 1, 2014 (in millions, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Net sales	$1,247.3	$3,835.8
Net income (loss)	(48.1)	57.2
Net income (loss) per diluted share	(0.25)	0.29

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

These pro forma results for the three and nine months ended September 2015, exclude $59.8 million and $80.1 million, respectively, of integration and transaction costs related to the BNS acquisition and $30.5 million of additional cost of goods sold related to the inventory mark up included in the purchase price allocation as these costs are nonrecurring to the Company.

Airvana

On October 1, 2015, the Company acquired the assets and assumed certain liabilities of Airvana LP (Airvana), a provider of small cell solutions for wireless networks. The Company paid $45.1 million ($44.5 million net of cash acquired), including $1.0 million that was paid during the three months ended September 30, 2016.  Airvana provides 4G LTE and 3G small cell solutions that enable communication and access to information and entertainment in challenging and high-value environments, such as office buildings and public venues.  Net sales of Airvana products reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were $4.1 million and $10.4 million for the three and nine months ended September 30, 2016, respectively, and are reported in the CMS segment.

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

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

3. GOODWILL

As a result of the change in segments, goodwill was reallocated from the previous segments to the new segments. The following table presents goodwill after the reallocation to the new reportable segments (in millions):

	CCS	CMS	Total
Goodwill, gross, as of December 31, 2015	$1,986.6	$899.7	$2,886.3
Adjustments to preliminary purchase price	107.7	4.4	112.1
Foreign exchange	16.4	(0.6)	15.8
Goodwill, gross, as of September 30, 2016	2,110.7	903.5	3,014.2
Accumulated impairment charges as of December 31, 2015	(36.2)	(159.5)	(195.7)
Impairment charges	(15.3)	—	(15.3)
Accumulated impairment charges as of September 30, 2016	(51.5)	(159.5)	(211.0)
Goodwill, net, as of September 30, 2016	$2,059.2	$744.0	$2,803.2

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	September 30, 2016	December 31, 2015
Raw materials	$126,094	$114,329
Work in process	136,219	131,030
Finished goods	213,366	196,456
	$475,679	$441,815

Investments

The Company owns shares of Hydrogenics Corporation (Hydrogenics), a publicly traded company that supplies hydrogen generators and hydrogen-based power modules and fuel cells for various uses. These shares are accounted for as available-for-sale securities and are carried at fair value with changes in fair value recorded, net of tax, in other comprehensive income (loss). The Company also has a $15.0 million non-controlling interest (cost method investment) in Kaiam Corporation, a developer of photonic integrated circuit products. Investments are recorded in other noncurrent assets on the Condensed Consolidated Balance Sheets.

The following table presents information related to the Company’s investment in Hydrogenics:

	September 30, 2016	December 31, 2015
Shares owned	1,184	1,332
Cost basis	$887	$997
Fair value	$7,771	$11,683
Pretax unrealized gain in accumulated other comprehensive income (loss)	$6,884	$10,685

The following table provides information related to the sale of shares in Hydrogenics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Shares sold	—	—	148	202
Proceeds received	$—	$—	$1,291	$2,817
Pretax gain realized	$—	$—	$1,181	$2,666

Gains on the sale of Hydrogenics shares are recorded in other expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Other Accrued Liabilities

	September 30, 2016	December 31, 2015
Compensation and employee benefit liabilities	$156,403	$108,852
Deferred revenue	38,858	23,811
Product warranty accrual	21,777	17,964
Accrued interest	54,300	12,468
Restructuring reserve	20,887	24,480
Income taxes payable	85,877	38,417
Value-added taxes payable	15,244	24,880
Accrued professional fees	10,010	14,303
Other	94,421	106,568
	$497,777	$371,743

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency translation
Balance, beginning of period	$(160,927)	$(98,333)	$(160,620)	$(80,483)
Other comprehensive income (loss)	8,604	(22,835)	7,991	(40,563)
Amounts reclassified from AOCL	6	—	312	(122)
Balance, end of period	$(152,317)	$(121,168)	$(152,317)	$(121,168)

Pension and other postretirement benefit activity
Balance, beginning of period	$(20,702)	$(18,130)	$(17,567)	$(14,957)
Other comprehensive income (loss)	345	—	(1,385)	—
Amounts reclassified from AOCL	(721)	(1,566)	(2,126)	(4,739)
Balance, end of period	$(21,078)	$(19,696)	$(21,078)	$(19,696)

Available-for-sale securities
Balance, beginning of period	$4,375	$7,756	$6,509	$11,892
Other comprehensive loss	(257)	(1,737)	(1,652)	(4,225)
Amounts reclassified from AOCI	—	—	(739)	(1,648)
Balance, end of period	$4,118	$6,019	$4,118	$6,019
Net AOCL, end of period	$(169,277)	$(134,845)	$(169,277)	$(134,845)

Amounts reclassified from net AOCL related to foreign currency translation and available-for-sale securities are recorded in other expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Pension and other postretirement benefit plan amounts reclassified from net AOCL are included in the computation of net periodic benefit income and are primarily recorded in cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Cash Flow Information

	Nine Months Ended September 30,
	2016	2015
Cash paid during the period for:
Income taxes, net of refunds	$73,752	$95,909
Interest	$157,024	$82,526

5. FINANCING

	September 30, 2016	December 31, 2015
6.00% senior notes due June 2025	$1,500,000	$1,500,000
5.50% senior notes due June 2024	650,000	650,000
5.00% senior notes due June 2021	650,000	650,000
Senior PIK toggle notes due June 2020	—	536,630
4.375% senior secured notes due June 2020	500,000	500,000
Senior secured term loan due December 2022	1,237,500	1,246,875
Senior secured term loan due January 2018	261,875	261,875
Senior secured revolving credit facility expires May 2020	—	—
Other	—	19
Total face value of debt	$4,799,375	$5,345,399
Less: Original issue discount, net of amortization	(3,484)	(4,234)
Less: Debt issuance costs, net of amortization	(81,905)	(97,514)
Less: Current portion	(12,500)	(12,520)
Total long-term debt	$4,701,486	$5,231,131

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

Senior PIK Toggle Notes

In June 2016, the Company voluntarily redeemed $300.0 million of the senior PIK toggle notes. In August 2016, the Company voluntarily redeemed the remaining $236.6 million of the senior PIK toggle notes. The redemptions resulted in charges of $7.8 million and $17.7 million for the three and nine months ended September 30, 2016, respectively, which were reflected in other expense, net. In connection with the redemptions, $2.6 million and $6.1 million of debt issuance costs were written off and included in interest expense for the three and nine months ended September 30, 2016, respectively.

Senior Secured Credit Facilities

During the three and nine months ended September 30, 2016, the Company repaid $3.1 million and $9.4 million, respectively, of its senior secured term loans. No portion of the senior secured term loans was reflected as a current portion of long-term debt as of September 30, 2016 related to the potentially required excess cash flow payment because the amount that may be payable in 2017, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2016 related to 2015.

During the nine months ended September 30, 2016, the Company did not borrow under its revolving credit facility.  As of September 30, 2016, the Company had availability of approximately $430.9 million under the asset-based revolving credit facility, after giving effect to borrowing base limitations and outstanding letters of credit.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Other Matters

The Company’s non-guarantor subsidiaries held approximately $2,369 million, or 32%, of total assets and approximately $603 million, or 10%, of total liabilities as of September 30, 2016 and accounted for approximately $526 million, or 41%, and $1,586 million, or 42%, of net sales for the three and nine months ended September 30, 2016, respectively. As of December 31, 2015, the non-guarantor subsidiaries held approximately $2,848 million, or 38%, of total assets and approximately $468 million, or 8%, of total liabilities. For the three and nine months ended September 30, 2015, the non-guarantor subsidiaries accounted for approximately $420 million, or 43%, and $1,173 million, or 44%, of net sales, respectively. All amounts presented exclude intercompany balances.

CommScope, Inc., a direct wholly owned subsidiary of the Company, is a guarantor of the 2025 Notes and the issuer of each of the 2024 Notes, the 2021 Notes and the 2020 Notes. The balance sheet and income statement amounts for CommScope, Inc. are substantially identical to those of the Company other than interest expense, other expense and total debt. Interest expense for CommScope, Inc. does not reflect the interest expense incurred in connection with the senior PIK toggle notes.  For the three months ended September 30, 2016 and 2015, interest expense related to the senior PIK toggle notes was $5.2 million ($3.3 million net of tax) and $9.5 million ($6.1 million net of tax), respectively. For the nine month periods ended September 30, 2016 and 2015, interest expense related to the senior PIK toggle notes was $25.6 million ($16.2 million net of tax) and $28.5 million ($18.2 million net of tax), respectively. For the three and nine months ended September 30, 2016, other expense, net included redemption premium charges of $7.8 million ($5.0 million net of tax) and $17.7 million ($11.3 million net of tax), respectively. Total debt for CommScope, Inc. and its subsidiaries as of September 30, 2016 was $4,714.0 million.

The weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.32% and 5.50% at September 30, 2016 and December 31, 2015, respectively.

6. DERIVATIVES AND HEDGING ACTIVITIES

The Company uses forward contracts to hedge a portion of its balance sheet foreign exchange re-measurement risk and to hedge certain planned foreign currency expenditures. As of September 30, 2016, the Company had foreign exchange contracts outstanding with maturities of up to seven months and aggregate notional values of $292 million (based on exchange rates as of September 30, 2016).  Unrealized gains and losses resulting from these contracts are recognized in other expense, net and partially offset corresponding foreign exchange gains and losses on the balances and expenditures being hedged. These instruments are not held for speculative or trading purposes and are not designated as hedges for hedge accounting and are marked to market each period through earnings.

The following table presents the balance sheet location and fair value of the Company’s derivatives:

		Fair Value of Asset (Liability)
	Balance Sheet Location	September 30, 2016	December 31, 2015
Foreign currency contracts	Prepaid expenses and other current assets	$673	$1,051
Foreign currency contracts	Other accrued liabilities	(1,398)	(5,945)
Total derivatives not designated as hedging instruments		$(725)	$(4,894)

The pretax impact of these foreign currency forward contracts, both matured and outstanding, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

Foreign Currency Forward Contracts	Location of Loss	Loss Recognized
Three Months Ended September 30, 2016	Other expense, net	$(262)
Three Months Ended September 30, 2015	Other expense, net	$(5,871)
Nine Months Ended September 30, 2016	Other expense, net	$(7,051)
Nine Months Ended September 30, 2015	Other expense, net	$(7,035)

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

7. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, available-for-sale securities, debt instruments and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of September 30, 2016 and December 31, 2015 were considered representative of their fair values due to their short terms to maturity. The fair value of the Company’s available-for-sale securities was based on quoted market prices. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s available-for-sale securities, foreign currency contracts and debt instruments as of September 30, 2016 and December 31, 2015, are as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Available-for-sale securities	$7,771	$7,771	$11,683	$11,683	Level 1
Foreign currency contracts	673	673	1,051	1,051	Level 2
Liabilities:
6.00% senior notes due 2025	1,500,000	1,599,450	1,500,000	1,430,700	Level 2
5.50% senior notes due 2024	650,000	680,875	650,000	617,500	Level 2
5.00% senior notes due 2021	650,000	672,750	650,000	619,125	Level 2
Senior PIK toggle notes due 2020	-	-	536,630	544,679	Level 2
4.375% senior secured notes due 2020	500,000	516,250	500,000	500,000	Level 2
Senior secured term loan due 2022, at par	1,237,500	1,252,969	1,246,875	1,243,727	Level 2
Senior secured term loan due 2018, at par	261,875	263,021	261,875	260,068	Level 2
Foreign currency contracts	1,398	1,398	5,945	5,945	Level 2

Non-Recurring Fair Value Measurements

During the three months ended September 30, 2016, the Company recorded a pretax intangible impairment charge of $7.4 million as described in Note 1.  The valuation supporting the impairment charge is based on Level 3 valuation inputs.

In the first quarter of 2016, the Company recorded a pretax goodwill impairment charge of $15.3 million due to the change in reportable segments as described in Note 1. The valuation supporting the goodwill impairment charge is based on Level 3 valuation inputs.

These fair value estimates are based on pertinent information available to management as of the date made.  Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The CCS segment provides connectivity and network intelligence for indoor and outdoor network applications.  Indoor network solutions are found in commercial buildings and in the network core, which includes data centers, central offices and cable television headends. These solutions include optical fiber and twisted pair structured cabling applications, intelligent infrastructure software, network rack and cabinet enclosures, patch cords and panels, network design services, central office connectivity and equipment and headend solutions for the network core. Outdoor network solutions are found in access networks and include coaxial cabling and fiber-optic connectivity solutions, which include a robust portfolio of fiber optic connectors and fiber management systems.

The CMS segment provides radio frequency (RF) wireless network connectivity solutions and DAS and small cell solutions to enable carriers’ 2G, 3G and 4G networks. These solutions enable wireless operators to deploy macro cell site, metro cell site, DAS and small cell solutions to meet coverage and capacity requirements. The CMS segment focuses on all aspects of the radio access network (RAN) from the macro through the metro, to the indoor layer. Macro cell solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors and filters. Metro cell solutions can be found on street poles and on other urban, outdoor structures and include RF delivery and connectivity solutions, equipment housing and concealment. These fully integrated outdoor systems consist of specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment. The DAS and small cell solutions allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems.

The following table provides summary financial information by reportable segment (in millions):

	September 30, 2016	December 31, 2015
Identifiable segment-related assets:
CCS	$4,729.1	$4,642.0
CMS	2,127.7	2,258.8
Total identifiable segment-related assets	6,856.8	6,900.8
Reconciliation to total assets:
Cash and cash equivalents	517.3	562.9
Deferred income tax assets	37.5	38.9
Total assets	$7,411.6	$7,502.6

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table provides net sales, operating income (loss), depreciation and amortization by reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales:
CCS	$819.2	$489.0	$2,284.2	$1,170.2
CMS	474.7	483.6	1,460.5	1,495.1
Consolidated net sales	$1,293.9	$972.6	$3,744.7	$2,665.3

Operating income (loss):
CCS (1)	$104.8	$(33.9)	$247.8	$34.0
CMS (2)	75.9	(8.6)	207.5	126.0
Consolidated operating income (loss)	$180.7	$(42.5)	$455.3	$160.0

Depreciation:
CCS	$13.7	$8.0	$40.3	$16.9
CMS	6.5	7.6	19.9	21.8
Consolidated depreciation	$20.2	$15.6	$60.2	$38.7

Amortization (3):
CCS	$49.4	$30.8	$148.3	$74.1
CMS	25.2	23.5	76.0	69.6
Consolidated amortization	$74.6	$54.3	$224.3	$143.7

(1)

Operating income (loss) for the three months ended September 30, 2016 and 2015 included impairment charges of $7.4 million and $10.9 million, respectively. Impairment charges for the nine months ended September 30, 2016 and 2015 were $22.7 million and $10.9 million, respectively. Operating income (loss) for the three months ended September 30, 2016 and 2015 included integration and transaction costs of $14.6 million and $57.1 million, respectively. Integration and transaction costs for the nine months ended September 30, 2016 and 2015 were $42.1 million and $68.6 million, respectively. Operating income (loss) for the three months ended September 30, 2016 and 2015 included restructuring charges of $8.4 million and $4.1 million, respectively. Restructuring charges for the nine months ended September 30, 2016 and 2015 were $16.1 million and $5.2 million, respectively. Operating loss for the three months ended September 30, 2015 included purchase accounting charges related to the mark-up on inventory of $29.2 million. Purchase accounting charges for the nine months ended September 30, 2016 and 2015 were $0.6 million and $29.3 million, respectively.

(2)

Operating income (loss) for the three and nine months ended September 30, 2015 included impairment charges of $74.4 million. Operating income (loss) for the three months ended September 30, 2016 and 2015 included integration and transaction costs of $0.2 million and $3.8 million, respectively. Integration and transaction costs for the nine months ended September 30, 2016 and 2015 were $2.9 million and $13.5 million, respectively. Operating income (loss) for the three months ended September 30, 2016 and 2015 included restructuring charges of $2.5 million and $2.8 million, respectively. Restructuring charges for the nine months ended September 30, 2016 and 2015 were $8.4 million and $5.4 million, respectively.

(3)	Excludes amortization of debt issuance costs and original issue discount.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 45.0% and 46.3% of total net sales for the three and nine months ended September 30, 2016, respectively, compared to 48.9% and 50.2% for the three and nine months ended September 30, 2015, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	$712.2	$497.3	$2,011.2	$1,326.9
Europe, Middle East and Africa	233.9	196.4	693.4	533.1
Asia Pacific	245.9	187.0	736.2	537.4
Central and Latin America	69.2	65.6	212.4	197.3
Canada	32.7	26.3	91.5	70.6
Consolidated net sales	$1,293.9	$972.6	$3,744.7	$2,665.3

9. RESTRUCTURING COSTS

Prior to the acquisition of the BNS business, the Company initiated restructuring actions to realign and lower its cost structure primarily through workforce reductions and other cost reduction initiatives, including the cessation of manufacturing operations at various facilities. Production capacity from these facilities has been shifted to other existing facilities or unaffiliated suppliers. These actions are referred to as cost alignment restructuring actions.  Following the acquisition of BNS in 2015, the Company initiated a series of restructuring actions to integrate the BNS operations (BNS integration restructuring actions) to achieve cost synergies. All charges related to these restructuring actions are reported in restructuring costs, net.

The Company’s net pretax restructuring charges, by segment, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
CCS	$8,362	$4,108	$16,062	$5,185
CMS	2,464	2,760	8,441	5,448
Total	$10,826	$6,868	$24,503	$10,633

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The activity within the liability established for the cost alignment restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance as of June 30, 2016	$452	$6,496	$—	$6,948
Additional charge recorded	126	48	—	174
Cash paid	(129)	(433)	—	(562)
Foreign exchange and other non-cash items	2	—	—	2
Balance as of September 30, 2016	$451	$6,111	$—	$6,562

Balance as of December 31, 2015	$1,005	$7,370	$—	$8,375
Additional charge recorded	100	223	(203)	120
Cash paid	(681)	(1,482)	—	(2,163)
Consideration received	—	—	3,656	3,656
Foreign exchange and other non-cash items	27	—	(3,453)	(3,426)
Balance as of September 30, 2016	$451	$6,111	$—	$6,562

The Company has recognized restructuring charges of $89.0 million since January 2011 for cost alignment restructuring actions. Additional pretax costs of $0.5 million to $1.0 million are expected to be incurred to complete these previously announced initiatives. Cash payments of $0.5 million to $1.0 million are expected during the remainder of 2016 with additional payments of $6.5 million to $7.0 million between 2017 and 2022.

The activity within the liability established for the BNS integration restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance as of June 30, 2016	$21,257	$—	$—	$21,257
Additional charge recorded	10,900	249	(497)	10,652
Cash paid	(8,517)	—	(856)	(9,373)
Foreign exchange and other non-cash items	(21)	—	1,353	1,332
Balance as of September 30, 2016	$23,619	$249	$—	$23,868

Balance as of December 31, 2015	$28,714	$—	$—	$28,714
Additional charge recorded	19,923	249	4,211	24,383
Cash paid	(24,852)	—	(2,600)	(27,452)
Foreign exchange and other non-cash items	(166)	—	(1,611)	(1,777)
Balance as of September 30, 2016	$23,619	$249	$—	$23,868

The BNS integration actions include the announced closure or reduction in activities at various U.S. and international facilities as well as headcount reductions in sales, marketing and administrative functions. The Company has recognized restructuring charges of $48.2 million since the acquisition date for BNS integration actions. Additional pretax costs of $0.1 million to $0.5 million are expected to be incurred to complete the previously announced BNS integration initiatives. Cash payments of $9.0 million to $10.0 million are expected during the remainder of 2016 with additional payments of $14.0 million to $15.0 million between 2017 and 2019. Additional restructuring charges related to BNS restructuring actions are expected and the resulting amounts may be material.

Restructuring reserves related to all actions were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	September 30, 2016	December 31, 2015
Other accrued liabilities	$20,887	$24,480
Other noncurrent liabilities	9,543	12,609
Total liability	$30,430	$37,089

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

10. EMPLOYEE BENEFIT PLANS

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended				Three Months Ended
	September 30,				September 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$821	$429	$1	$7
Interest cost	1,620	1,647	1,189	1,480	135	161
Recognized actuarial loss (gain)	236	191	26	13	(346)	(283)
Amortization of prior service credit	—	—	—	—	(1,055)	(2,457)
Expected return on plan assets	(1,750)	(1,882)	(2,146)	(1,932)	—	—
Net periodic benefit cost (income)	$106	$(44)	$(110)	$(10)	$(1,265)	$(2,572)

	Nine Months Ended				Nine Months Ended
	September 30,				September 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$4,013	$645	$3	$21
Interest cost	4,860	4,879	4,685	4,131	405	483
Recognized actuarial loss (gain)	708	506	82	39	(1,038)	(849)
Amortization of prior service credit	—	—	—	—	(3,165)	(7,372)
Expected return on plan assets	(5,250)	(5,643)	(6,726)	(5,135)	—	—
Net periodic benefit cost (income)	$318	$(258)	$2,054	$(320)	$(3,795)	$(7,717)

The Company contributed $3.4 million and $7.9 million to the defined benefit pension plans and postretirement benefit plans during the three and nine months ended September 30, 2016, respectively. During the remainder of 2016, the Company anticipates making additional contributions of approximately $0.8 million to the defined benefit plans.

11. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of September 30, 2016, $63.3 million of unrecognized compensation costs related to unvested stock options, restricted stock unit awards (RSUs) and performance share units (PSUs) are expected to be recognized over a remaining weighted average period of 1.5 years. There were no significant capitalized equity-based compensation costs at September 30, 2016.

In March 2016, the Company modified certain equity-based compensation awards to extend the exercise period in the case of retirement, death or disability. This modification resulted in a change in the fair value of certain stock option awards. The incremental compensation cost that resulted from the modification was $1.6 million which was fully recognized at the time of the modification.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table shows a summary of the equity-based compensation expense included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Selling, general and administrative	$6,409	$4,324	$20,306	$16,038
Cost of sales	1,104	761	3,551	2,821
Research and development	862	592	2,764	2,196
Total equity-based compensation expense	$8,375	$5,677	$26,621	$21,055

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards generally vest over one to five years following the grant date and have a contractual term of ten years.

The following table summarizes the stock option activity (in thousands, except per share amounts):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of June 30, 2016	6,625	$10.10
Granted	11	$29.59
Exercised	(234)	$7.03
Forfeited	(34)	$21.07
Options outstanding as of September 30, 2016	6,368	$10.19	5.0	$127,299

Options outstanding as of December 31, 2015	7,458	$8.81
Granted	385	$25.08
Exercised	(1,246)	$6.93
Forfeited	(229)	$8.02
Options outstanding as of September 30, 2016	6,368	$10.19	5.0	$127,299
Options exercisable at September 30, 2016	5,497	$7.49	4.4	$124,378
Options expected to vest at September 30, 2016	868	$27.28	8.6	$2,910

The exercise prices of outstanding options at September 30, 2016 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$2.96 to $5.35	380	2.5	$2.96	380	$2.96
$5.36 to $5.67	342	5.3	$5.57	327	$5.57
$5.68 to $8.54	3,312	4.3	$5.74	3,312	$5.74
$8.55 to $8.90	1,032	3.8	$8.61	1,032	$8.61
$8.91 to $23.00	462	7.3	$22.55	426	$22.91
$23.01 to $33.12	840	8.7	$28.07	20	$28.90
$2.96 to $33.12	6,368	5.0	$10.19	5,497	$7.49

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

The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected option term (in years)	6.0	5.0	6.0	5.6
Risk-free interest rate	1.2%	1.5%	1.4%	1.6%
Expected volatility	50.0%	43.0%	50.0%	43.0%
Weighted average exercise price	$29.59	$27.69	$25.08	$29.38
Weighted average fair value at grant date	$14.17	$14.34	$12.09	$13.74

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

The following table summarizes the PSU activity (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at June 30, 2016	444	$27.24
Granted	5	$29.59
Forfeited	(9)	$30.76
Non-vested share units at September 30, 2016	440	$27.20

Non-vested share units at December 31, 2015	175	$30.76
Granted	274	$25.05
Forfeited	(9)	$30.76
Non-vested share units at September 30, 2016	440	$27.20

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table summarizes the RSU activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at June 30, 2016	2,760	$26.69
Granted	5	$29.59
Vested and shares issued	(22)	$31.80
Forfeited	(66)	$26.49
Non-vested share units at September 30, 2016	2,677	$26.66

Non-vested share units at December 31, 2015	1,567	$29.37
Granted	1,628	$25.05
Vested and shares issued	(370)	$30.89
Forfeited	(148)	$27.07
Non-vested share units at September 30, 2016	2,677	$26.66

12. SUBSEQUENT EVENTS

In October 2016, the Company amended its senior secured term loan due December 2022 to reduce the margin on the interest rate from 3.0% to 2.5%. The 0.75% LIBOR floor remained unchanged. In connection with this amendment, the Company recorded $3.1 million of additional original issue discount (OID) and expects to pay fees of approximately $1.5 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2015 Annual Report on Form 10-K.

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

On August 28, 2015, we completed the acquisition of TE Connectivity’s Broadband Network Solutions (BNS) business in an all-cash transaction valued at approximately $3.0 billion. The BNS business provides fiber optic and copper connectivity for wireline and wireless networks and also provides small-cell distributed antenna system (DAS) solutions for the wireless market. For the twelve month period from September 26, 2015 through September 30, 2016, the BNS business generated revenues of approximately $1.8 billion. Our consolidated results for the three and nine months ended September 30, 2016 include results of the BNS business for the fiscal periods June 25, 2016 through September 30, 2016 and December 26, 2015 through September 30, 2016, respectively.  The BNS business results for the three months ended September 30, 2016 include fourteen weeks compared to thirteen weeks included in the first and second quarters of 2016.  Our consolidated results for the three and nine months ended September 30, 2015 include four weeks of the results of the BNS business, from the date of acquisition, August 28, 2015, through September 25, 2015, their fiscal period-end. During the three and nine months ended September 30, 2016, we recognized $14.7 million and $45.1 million, respectively, of integration and transaction costs and $10.8 million and $24.5 million, respectively, of restructuring costs, primarily related to the BNS acquisition integration activities. We expect to incur significant cash costs over the next two years to complete the integration of the BNS acquisition.

As of January 1, 2016, we reorganized our internal management and reporting structure as part of the integration of the BNS acquisition.  The reorganization changed the information regularly reviewed by our chief operating decision maker for purposes of allocating resources and assessing performance.  As a result, we are reporting financial performance for 2016 based on our new operating segments: CommScope Connectivity Solutions (CCS) and CommScope Mobility Solutions (CMS).  Prior to this change, we operated and reported based on the following operating segments: Wireless, Enterprise, Broadband and BNS.  All prior period amounts throughout our management’s discussion and analysis of financial condition and results of operations have been recast to reflect these operating segment changes.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2015 Annual Report on Form 10-K, except as disclosed below.

Assets Impairment Reviews

2016 Interim Goodwill Analysis

We test goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of a reporting unit may no longer be recoverable. During the first quarter of 2016, we reorganized our internal management and reporting structure and as a result realigned our goodwill reporting units. We tested goodwill for possible impairment prior to the realignment and no impairment was indicated. We then reallocated goodwill to the new reporting units based on relative fair value as required by GAAP. After the reallocation, a step one goodwill impairment test was performed for each of the new reporting units.  One reporting unit in the CCS segment did not pass step one and a step two test was performed. Based on the results of the step two test, a $15.3 million goodwill impairment charge was recorded as of January 1, 2016. The impairment test was performed using a discounted cash flow (DCF) valuation model. Significant assumptions in the DCF model are annual revenue growth rates, annual operating income margins and the discount rate used to determine the present value of the cash flow projections. The discount rate was based on the estimated weighted average cost of capital as of the test date for market participants in our reporting units’ industries.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

	Three Months Ended
	September 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,293.9	100.0%	$972.6	100.0%	$321.3	33.0%
Gross profit	542.9	42.0	338.9	34.8	204.0	60.2
Operating income (loss)	180.7	14.0	(42.5)	(4.4)	223.2	NM
Non-GAAP adjusted operating income (1)	296.7	22.9	201.0	20.7	95.7	47.6
Net income (loss)	93.8	7.2%	(80.8)	(8.3)%	174.6	NM
Diluted earnings (loss) per share	$0.48		$(0.42)		$0.90	NM

	Nine Months Ended
	September 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$3,744.7	100.0%	$2,665.3	100.0%	$1,079.4	40.5%
Gross profit	1,543.7	41.2	946.8	35.5	596.9	63.0
Operating income	455.3	12.2	160.0	6.0	295.3	184.6
Non-GAAP adjusted operating income (1)	799.1	21.3	533.4	20.0	265.7	49.8
Net income	168.4	4.5%	4.3	0.2%	164.1	3,816.3
Diluted earnings per share	$0.86		$0.02		$0.84	4,200.0%

(1)	See “Reconciliation of Non-GAAP Measures.”

NM – Not meaningful

Net sales

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in millions)
Net sales	$1,293.9	$972.6	$321.3	33.0%	$3,744.7	$2,665.3	$1,079.4	40.5%
Domestic net sales	712.2	497.3	214.9	43.2	2,011.2	1,326.9	684.3	51.6
International net sales	581.7	475.3	106.4	22.4	1,733.5	1,338.4	395.1	29.5

Net sales for the three and nine months ended September 30, 2016 included $382.5 million and $1.2 billion, respectively, in incremental net sales attributable to the BNS acquisition. Excluding these incremental net sales, legacy CommScope net sales were down $61.2 million, or 7.4%, and $147.3 million, or 5.8%, for the three and nine months ended September 30, 2016, respectively, reflecting decreases across all major geographical regions except the United States (U.S.). Net sales to customers located outside of the U.S. comprised 45.0% and 46.3% of total net sales for the three and nine months ended September 30, 2016, respectively, compared to 48.9% and 50.2% for the three and nine months ended September 30, 2015, respectively. Foreign exchange rate changes had a negative impact of approximately 1% on legacy CommScope net sales for both the three and nine months ended September 30, 2016 compared to the same 2015 periods.

From a segment perspective, net sales from the CCS segment increased 67.5% year over year for the three months ended September 30, 2016 and nearly doubled year over year for the nine months ended September 30, 2016 as a result of the BNS acquisition.  Excluding the incremental net sales related to the BNS acquisition, net sales from the CCS segment decreased by 12.6% and 7.6% for the three and nine months ended September 30, 2016, respectively, due to lower sales in international markets. Net sales from the CMS segment decreased 1.8% and 2.3% for the three and nine months ended September 30, 2016 compared to the prior year periods despite the addition of incremental net sales as a result of the BNS acquisition. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in millions)
Gross profit	$542.9	$338.9	$204.0	60.2%	$1,543.7	$946.8	$596.9	63.0%
Gross margin percentage	42.0%	34.8%			41.2%	35.5%
SG&A expense	220.8	203.8	17.0	8.3	664.4	460.3	204.1	44.3
As a percent of sales	17.1%	21.0%			17.7%	17.3%
R&D expense	48.4	31.1	17.3	55.6	152.6	86.8	65.8	75.8
As a percent of sales	3.7%	3.2%			4.1%	3.3%

Gross profit (net sales less cost of sales)

Gross profit for the three and nine months ended September 30, 2016 included $214.2 million and $586.0 million, respectively, of incremental gross profit related to the BNS acquisition.  Gross profit for the three and nine months ended September 30, 2015 was negatively affected by BNS purchase accounting adjustments of $30.5 million, primarily related to the mark-up of inventory to its estimated fair value less the estimated costs associated with its sale.  Excluding gross profit attributable to the BNS acquisition, gross profit decreased $10.3 million for the three months ended September 30, 2016 and increased $10.9 million for the nine months ended September 30, 2016. The increase in gross margin percentage for the three and nine months ended September 30, 2016 in part reflects the higher margin products related to the BNS acquisition. Excluding the BNS acquisition, gross margin percentage also increased for the three and nine months ended September 30, 2016 primarily due to favorable changes in geographic and product mix and benefits from cost reduction initiatives.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense for the three and nine months ended September 30, 2016 was higher than the prior year periods due to incremental SG&A costs from the acquired BNS business offset by lower integration and transaction costs.  Excluding the impacts of integration and transaction costs, SG&A as a percentage of sales was 15.9% and 14.7% for the three months ended September 30, 2016 and 2015, respectively, and 16.5% and 14.2% for the nine months ended September 30, 2016 and 2015, respectively.

Research and development

Research and development (R&D) expense increased for the three and nine months ended September 30, 2016 compared to the prior year periods primarily as a result of the incremental R&D costs from the BNS and Airvana acquisitions, both of which were acquired in the second half of 2015 and have historically made significant investments in R&D activities. Excluding the impact of the BNS and Airvana acquisitions, R&D expense and R&D expense as a percentage of net sales were similar for the three and nine months ended September 30, 2016 compared to the prior year periods. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs and Asset impairments

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in millions)
Amortization of purchased intangible assets	$74.6	$54.3	$20.3	37.4%	$224.3	$143.7	$80.6	56.1%
Restructuring costs, net	10.8	6.9	3.9	56.5	24.5	10.6	13.9	131.1
Asset impairments	7.4	85.3	(77.9)	(91.3)	22.7	85.3	(62.6)	(73.4)

Amortization of purchased intangible assets

The amortization of purchased intangible assets was higher in the three and nine months ended September 30, 2016 compared to the prior year periods primarily due to the additional amortization resulting from the BNS acquisition.

Restructuring costs

The restructuring costs for the three months ended September 30, 2016 and 2015 were primarily related to the integration of the BNS acquisition.  The restructuring costs for the nine months ended September 30, 2016 were also primarily related to the integration of the BNS acquisition while the restructuring costs for the nine months ended September 30, 2015 were primarily related to our efforts to realign and lower our overall cost structure.  We expect to incur additional pretax costs of $0.6 million to $1.5 million to complete actions announced to date. We paid $29.6 million of restructuring costs during the nine months ended September 30, 2016 and we expect to pay an additional $9.5 million to $11.0 million by the end of 2016 relating to restructuring actions that have been initiated.  In addition, we expect to pay $20.5 million to $22.0 million between 2017 and 2022 related to restructuring actions that have been initiated.  As a result of the continuing BNS integration, additional restructuring actions are expected to be identified and the resulting charges and cash requirements may be material.

Asset Impairments

During the three months ended September 30, 2016, we recorded a $7.4 million impairment charge within the CCS segment due to the revised business plan for a product line that indicated its intangible assets would not be recoverable.  In addition to this impairment charge, the nine months ended September 30, 2016 included a $15.3 million goodwill impairment charge recorded as of January 1, 2016 in the CCS segment as a result of the change in reportable segments.

During the three months ended September 30, 2015, we recorded a goodwill impairment charge of $74.4 million in the CMS segment as a result of lower projected future operating results for a certain reporting unit.  Also during the three months ended September 30, 2015, we determined a note receivable related to a previous divestiture was likely impaired and recorded an impairment charge for $10.9 million in the CCS segment.

Net interest expense, Other expense, net and Income taxes

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in millions)
Net interest expense	$(67.3)	$(72.1)	$4.8	NM	$(210.3)	$(155.4)	$(54.9)	35.3%
Other expense, net	(7.5)	(8.3)	0.8	NM	(21.9)	(5.6)	(16.3)	291.1
Income tax (expense) benefit	(12.0)	42.1	(54.1)	NM	(54.8)	5.2	(60.0)	NM

NM - Not meaningful

Net interest expense

The decrease in net interest expense for the three months ended September 30, 2016 as compared to the prior year period was primarily due to the voluntary redemptions in June 2016 and August 2016, of $300.0 million and $236.6 million, respectively, of our 6.625%/7.375% senior payment-in-kind toggle notes (senior PIK toggle notes). This reduction in interest expense in the third quarter was partially offset by the write-off of $2.6 million in debt issuance costs related to the August 2016 redemption. The increase in net interest expense for the nine months ended September 30, 2016 as compared to the prior year period was driven by increases in and changes to the composition of our long-term debt. In June 2015, we issued $1.5 billion of 6.0% senior notes due 2025 (the 2025 Notes) and $500.0 million of 4.375% senior secured notes due 2020 (the 2020 Notes) and we entered into a $1.25 billion term loan due 2022 (the 2022 Term Loan). The proceeds from the 2025 Notes and the 2022 Term Loan were used in funding the BNS acquisition. The proceeds from the 2020 Notes were used to repay a portion of our existing term loans.  We incurred $67.0 million of incremental interest expense for the nine months ended September 30, 2016 as a result of the acquisition-related debt. In connection with the redemptions of the senior PIK toggle notes, we wrote off $6.1 million of debt issuance costs during the nine months ended

September 30, 2016. These increases in interest expense were partially offset by a reduction in interest expense due to the redemptions of our senior PIK toggle notes. In addition to the interest savings we expect from redeeming our senior PIK toggle notes, we expect to lower our annualized interest expense by $5.0 million to $6.0 million as a result of amending our senior secured term loan due 2022 in October 2016 to lower the interest rate. In connection with the repayment of loans in 2015 with the proceeds of the 2020 Notes, we wrote off $6.7 million of original issue discount and debt issuance costs to interest expense in the nine months ended September 30, 2015.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount was 5.32% as of September 30, 2016, 5.50% as of December 31, 2015 and 5.46% as of September 30, 2015.

Other expense, net

In connection with the redemptions of the senior PIK toggle notes, we incurred redemption premiums of $7.8 million and $17.7 million for the three and nine months ended September 30, 2016, respectively, which were included in other expense, net.

Foreign exchange losses of $0.1 million and $3.5 million were included in other expense, net for the three and nine months ended September 30, 2016, respectively, compared to losses of $7.7 million and $7.8 million for the three and nine months ended September 30, 2015, respectively.

During the nine months ended September 30, 2016 we sold a portion of our investment in Hydrogenics that resulted in pretax gains of  $1.2 million which were recorded in other expense, net. During the nine months ended September 30, 2015, sales of Hydrogenics shares resulted in pretax gains of $2.7 million.

Income taxes

Our effective income tax rate of 11.4% and 24.6% for the three and nine months ended September 30, 2016, respectively, was lower than the statutory rate of 35% primarily due to a reduction in tax expense related to uncertain tax positions and the release of valuation allowances related to certain foreign deferred tax assets. The effective income tax rate was also favorably affected by the impact of earnings in foreign jurisdictions that we do not plan to repatriate.  These earnings are generally taxed at rates lower than the U.S. statutory rate. Offsetting these decreases for the nine months ended September 30, 2016 was the effect of the provision for state income taxes as well as the goodwill impairment for which only partial tax benefits were recorded.

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

Segment Results

	Three Months Ended
	September 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$819.2	63.3%	$489.0	50.3%	$330.2	67.5%
CMS	474.7	36.7	483.6	49.7	(8.9)	(1.8)
Consolidated net sales	$1,293.9	100.0%	$972.6	100.0%	$321.3	33.0%

Operating income (loss) by segment:
CCS	$104.8	12.8%	$(33.9)	(6.9)%	$138.7	NM
CMS	75.9	16.0	(8.6)	(1.8)	84.5	NM
Consolidated operating income (loss)	$180.7	14.0%	$(42.5)	(4.4)%	$223.2	NM

Non-GAAP adjusted operating income by segment:
CCS	$189.5	23.1%	$101.6	20.8%	$87.9	86.5%
CMS	107.2	22.6	99.4	20.6	7.8	7.8
Non-GAAP consolidated adjusted operating income (1)	$296.7	22.9%	$201.0	20.7%	$95.7	47.6%

	Nine Months Ended
	September 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$2,284.2	61.0%	$1,170.2	43.9%	$1,114.0	95.2%
CMS	1,460.5	39.0	1,495.1	56.1	(34.6)	(2.3)
Consolidated net sales	$3,744.7	100.0%	$2,665.3	100.0%	$1,079.4	40.5%

Operating income by segment:
CCS	$247.8	10.8%	$34.0	2.9%	$213.8	628.8%
CMS	207.5	14.2	126.0	8.4	81.5	64.7
Consolidated operating income	$455.3	12.2%	$160.0	6.0%	$295.3	184.6%

Non-GAAP adjusted operating income by segment:
CCS	$492.8	21.6%	$232.5	19.9%	$260.3	112.0%
CMS	306.3	21.0	301.0	20.1	5.3	1.8
Non-GAAP consolidated adjusted operating income (1)	$799.1	21.3%	$533.4	20.0%	$265.7	49.8%

(1)	See “Reconciliation of Non-GAAP Measures.” Components may not sum to total due to rounding.

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

CCS segment net sales for the three and nine months ended September 30, 2016 were higher than the prior year periods in all major geographical regions as a result of the BNS acquisition.  CCS segment net sales for the three and nine months ended September 30, 2016 included incremental net sales from the BNS acquisition of $375.0 million and $1.2 billion, respectively.  Excluding net sales related to the BNS acquisition, legacy CommScope net sales in the CCS segment decreased across all major geographical regions for the three months ended September 30, 2016 and decreased across all major geographical regions except the U.S. for the nine months ended September 30, 2016 compared to the prior year periods. Foreign exchange rate changes had a negative impact on legacy CommScope CCS segment net sales of approximately 1% for both the three and nine months ended September 30, 2016 compared to the same periods in 2015.

CCS segment operating income and non-GAAP adjusted operating income increased for the three and nine months ended September 30, 2016 compared to the prior year periods primarily due to the BNS acquisition. The CCS segment also benefited from cost savings initiatives partially offset by higher variable cash compensation costs for the three and nine months ended September 30, 2016.  For the three and nine months ended September 30, 2016, CCS segment operating income included asset impairment charges of $7.4 million and $22.7 million, respectively, which were excluded from the calculation of non-GAAP adjusted operating income.  For the three and nine months ended September 30, 2015, CCS operating income included an asset impairment charge of $10.9 million, purchase accounting adjustments related to the BNS acquisition of $29.2 million and higher integration and transactions costs, all of which were excluded from the calculation of non-GAAP adjusted operating income.

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

The CMS segment experienced a decrease in net sales for the three and nine months ended September 30, 2016 compared to the prior year periods, despite incremental net sales from the BNS acquisition of $7.5 million and $34.0 million, respectively.  For the three and nine months ended September 30, 2016, legacy CommScope CMS segment net sales decreased across all major geographical regions except the U.S. which benefited from an increase in spending by certain domestic operators. Foreign exchange rate changes had a negative impact of approximately 1% on legacy CommScope CMS segment net sales for the three and nine months ended September 30, 2016 compared to the prior year periods.

CMS segment operating income increased for the three and nine months ended September 30, 2016 primarily due to the unfavorable impact of the $74.4 million goodwill impairment charge recorded in the prior year periods.  This impairment charge was excluded from the calculation of non-GAAP adjusted operating income which increased for the three and nine months ended September 30, 2016 compared to the prior year periods primarily due to more favorable geographic and product mix that was partially offset by lower sales volumes, higher variable cash compensation costs and increased R&D spending as we continue to invest in small cell technology.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	September 30, 2016	December 31, 2015	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$517.3	$562.9	$(45.6)	(8.1)%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	657.9	769.2	(111.3)	(14.5)
Availability under revolving credit facility	430.9	278.2	152.7	54.9
Long-term debt, including current portion	4,714.0	5,243.7	(529.7)	(10.1)
Total capitalization (2)	6,147.2	6,466.4	(319.2)	(4.9)
Long-term debt, including current portion, as a percentage of total capitalization	76.7%	81.1%

(1)

Working capital consisted of current assets of $2,090.5 million less current liabilities of $927.8 million as of September 30, 2016. Working capital consisted of current assets of $2,004.6 million less current liabilities of $685.1 million as of December 31, 2015.

(2)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. We believe these sources will be sufficient to meet our presently anticipated future cash needs. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of debt and/or equity. The primary uses of liquidity include debt service requirements (including voluntary debt repayments or redemptions), funding working capital requirements, funding acquisitions, paying acquisition integration costs, capital expenditures, paying restructuring costs, income tax payments (including cost of repatriation) and funding pension and other postretirement obligations.

Cash and cash equivalents decreased during the first nine months of 2016 mainly due to our voluntary redemptions of $536.6 million of our senior PIK toggle notes, largely offset by cash generated by our operations.  As of September 30, 2016, approximately 64% of our cash and cash equivalents were held outside the U.S.  Income taxes have been provided on foreign earnings such that there would be no significant tax cost to repatriate the portion of this cash that is not required to meet operational needs of our international subsidiaries.

Working capital, excluding cash and cash equivalents and current portion of long-term debt, decreased primarily due to higher accrued liability balances due to the timing of payments of interest and taxes and higher variable cash compensation costs as well as higher accounts payable balances due to improved management of payment terms. These declines were offset partially by higher accounts receivable balances due to the timing of sales. The net change in total capitalization during the nine months ended September 30, 2016 primarily reflected the redemptions of $536.6 million of our long-term debt, partially offset by current year earnings.

Cash Flow Overview

	Nine Months Ended
	September 30,		Dollar
	2016	2015	Change
	(dollars in millions)
Net cash generated by operating activities	$525.3	$185.7	$339.6
Net cash used in investing activities	(39.5)	(2,993.4)	2,953.9
Net cash generated by (used in) financing activities	(532.3)	2,710.9	(3,243.2)

Operating Activities

During the nine months ended September 30, 2016, we generated $525.3 million of cash through operating activities compared to $185.7 million during the nine months ended September 30, 2015. The improvement was primarily due to higher adjusted operating income in the current year period as a result of the BNS acquisition. In addition, we benefited from initiatives to improve working capital and the impact of lower variable cash compensation payments than in the prior year period. Cash paid for taxes was $22.2 million less for the nine months ended September 30, 2016 compared to the prior year period. Cash paid for interest was $74.5 million higher in the nine months ended September 30, 2016 than in the prior year period primarily as a result of the incremental debt incurred to finance the BNS acquisition. In connection with the voluntary redemptions of the senior PIK toggle notes, we paid redemption premiums of $17.7 million.

Investing Activities

Investment in property, plant and equipment during the nine months ended September 30, 2016 was $49.7 million, of which $4.9 million was related to capital spending to support the BNS integration. During the nine months ended September 30, 2015 investment in property, plant and equipment was $39.4 million, of which $11.1 million was related to capital spending to support the BNS integration.  The investment in property, plant and equipment was primarily related to supporting improvements in manufacturing operations, including expanding production capacity, and investing in information technology (including software developed for internal use).

During the nine months ended September 30, 2016, we sold a facility that was no longer being utilized for $3.7 million.

During the nine months ended September 30, 2016, we received $3.7 million in net settlements for working capital, pension and other adjustments related to the BNS acquisition.  We do not expect any additional material net settlements with TE Connectivity related to the BNS acquisition. Also during the nine months ended September 30, 2016, we paid the final $1.0 million in purchase price payable related to the Airvana acquisition.

During the nine months ended September 30, 2015, we acquired the BNS business and paid $2,957.5 million, net of cash acquired, using a combination of cash on hand and proceeds from the issuance of long-term debt.

Financing Activities

During the nine months ended September 30, 2016, we voluntarily redeemed the remaining $536.6 million of our senior PIK toggle notes. We also made mandatory debt repayments of $9.4 million on the 2022 Term Loan. We may voluntarily repay debt or repurchase our senior notes if market conditions are favorable and the applicable indenture and the senior secured credit facilities permit such repayment or repurchase.

As of September 30, 2016, we had no outstanding borrowings under our revolving credit facility and the remaining availability was approximately $430.9 million, reflecting a borrowing base of $456.5 million reduced by $25.6 million of letters of credit issued under the revolving credit facility. In the third quarter of 2016, we increased our capacity as additional domestic collateral resulting from the BNS acquisition was added to the borrowing base.

During the nine months ended September 30, 2016, we received proceeds of $8.6 million and recognized $8.1 million of excess tax benefits related to the exercise of stock options. Also during the nine months ended September 30, 2016, employees surrendered 115,598 shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units, which reduced cash flows by $2.9 million. During the nine months ended September 30, 2015, we received proceeds of $21.3 million and recognized $19.2 million of excess tax benefits related to the exercise of stock options.

During the nine months ended September 30, 2015, we received $500.0 million from the issuance of the 2020 Notes which was used, together with cash on hand, to repay $500.0 million of our existing term loans. In addition, we issued $1.5 billion of 2025 Notes and borrowed $1.25 billion under the 2022 Term Loan. The proceeds from the 2025 Notes and the 2022 Term Loan were used to fund a substantial portion of the BNS acquisition. In connection with these financing transactions and the amendment of our revolving credit facility, we incurred $74.0 million of debt issuance costs.

Off-Balance Sheet Arrangements

We are not party to any significant off-balance sheet arrangements except for operating leases.  There have not been any material changes to our off-balance sheet arrangements during the nine months ended September 30, 2016.

Contractual Obligations

In June 2016 and August 2016, the Company redeemed $300.0 million and $236.6 million, respectively, of its senior PIK toggle notes.  The following table summarizes our contractual obligations as of September 30, 2016:

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Remainder of 2016	2017-2018	2019-2020	Thereafter
	(in millions)
Long-term debt, including current maturities (a)	$4,799.4	$3.1	$286.9	$525.0	$3,984.4
Interest on long-term debt (a)(b)	1,596.9	59.0	464.3	440.7	632.9
Operating leases	115.4	10.6	55.0	28.8	21.0
Purchase obligations (c)	7.6	7.1	0.5	—	—
Pension and other postretirement benefit liabilities (d)	13.8	0.8	4.2	3.4	5.4
Restructuring costs, net (e)	24.3	9.6	12.8	1.9	—
Unrecognized tax benefits (f)	—	—	—	—	—
Total contractual obligations	$6,557.4	$90.2	$823.7	$999.8	$4,643.7

(a)

No other prepayment or redemption of any of our long-term debt balances has been assumed. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Note 6 in the Notes to Consolidated Financial Statements included in our 2015 Annual Report for information regarding the terms of our long-term debt agreements.

(b)

Interest on long-term debt excludes the amortization of debt issuance costs and original issue discount. Interest on variable rate debt is estimated based upon rates in effect as of September 30, 2016.

(c)

Purchase obligations include minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.

(d)

Amounts reflect expected contributions related to payments under the postretirement benefit plans through 2025 and expected pension contributions of $0.2 million during the remainder of 2016 (see Note 10 in the Notes to Consolidated Financial Statements included in our 2015 Annual Report).

(e)	Future restructuring payments exclude payments due under lease arrangements which are included in operating leases above.
(f)

Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $49.2 million has been excluded from the presentation. We anticipate a reduction of up to $5.8 million of unrecognized tax benefits during the remainder of 2016 (see Note 11 in the Notes to Consolidated Financial Statements included in our 2015 Annual Report).

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

We also believe presenting these non-GAAP results for the twelve months ended September 30, 2016 provides an additional tool for assessing our recent performance.  Such amounts are unaudited and are derived by subtracting the data for the nine months ended September 30, 2015 from the data for the year ended December 31, 2015 and then adding the data for the nine months ended September 30, 2016.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to adjusted EBITDA as presented below, but also give pro forma effect to certain events, including acquisitions and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended September 30, 2016, our pro forma adjusted EBITDA, as measured pursuant to indentures governing our notes, was $1,105.2 million, which included the impact of savings from announced cost reduction initiatives ($27.6 million) so that the impact of the cost reduction initiatives are fully reflected in the twelve-month period used in the calculation of the ratios.  In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants.  We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at September 30, 2016.

The following tables exclude the impact of the BNS and Airvana acquisitions for periods prior to their respective acquisition dates.

Consolidated

	Three Months		Nine Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	September 30,		September 30,		December 31,	September 30,
	2016	2015	2016	2015	2015	2016
	(dollars in millions)
Operating income (loss)	$180.7	$(42.5)	$455.3	$160.0	$181.6	$476.9
Adjustments:
Amortization of purchased intangible assets	74.6	54.3	224.3	143.7	220.6	301.2
Restructuring costs, net	10.8	6.9	24.5	10.6	29.5	43.4
Equity-based compensation	8.4	5.7	26.6	21.1	28.7	34.2
Asset impairments	7.4	85.3	22.7	85.3	90.8	28.2
Integration and transaction costs (a)	14.7	60.8	45.1	82.1	96.9	59.9
Purchase accounting adjustments (b)	—	30.5	0.6	30.6	81.7	51.7
Non-GAAP adjusted operating income	$296.7	$201.0	$799.1	$533.4	$729.8	$995.5
Depreciation	20.2	15.6	60.2	38.7	60.6	82.1
Non-GAAP adjusted EBITDA	$316.9	$216.6	$859.4	$572.1	$790.3	$1,077.6

(a)	Reflects integration costs related to the acquisition of the BNS business, transaction costs related to potential and consummated acquisitions and costs related to secondary stock offerings.
(b)	Reflects non-cash charges resulting from purchase accounting adjustments.

CCS Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in millions)
Operating income (loss)	$104.8	$(33.9)	$247.8	$34.0
Adjustments:
Amortization of purchased intangible assets	49.4	30.8	148.3	74.1
Restructuring costs, net	8.4	4.1	16.1	5.2
Equity-based compensation	4.9	3.4	15.2	10.4
Asset impairments	7.4	10.9	22.7	10.9
Integration and transaction costs	14.6	57.1	42.1	68.6
Purchase accounting adjustments	—	29.2	0.6	29.3
Non-GAAP adjusted operating income	$189.5	$101.6	$492.8	$232.5

CMS Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in millions)
Operating income (loss)	$75.9	$(8.6)	$207.5	$126.0
Adjustments:
Amortization of purchased intangible assets	25.2	23.5	76.0	69.6
Restructuring costs, net	2.5	2.8	8.4	5.4
Equity-based compensation	3.5	2.2	11.5	10.6
Asset impairments	—	74.4	—	74.4
Integration and transaction costs	0.2	3.8	2.9	13.5
Purchase accounting adjustments	—	1.3	—	1.3
Non-GAAP adjusted operating income	$107.2	$99.4	$306.3	$301.0

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

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our ability to integrate the BNS business on a timely and cost-effective manner; our reliance on TE Connectivity for transition services for the BNS business; our ability to realize expected growth opportunities and cost savings from the  BNS business; our dependence on customers’ capital spending on communication systems; concentration of sales among a limited number of customers and channel partners; changes in technology; industry competition and the ability to retain customers through product innovation, introduction and marketing; risks associated with our sales through channel partners; product performance issues and associated warranty claims; our ability to maintain effective management information systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches or computer viruses; the risk our global manufacturing operations suffer production or shipping delays causing difficulty in meeting customer demands; the risk that internal production capacity and that of contract manufacturers may be insufficient to meet customer demand or quality standards for our products; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers; our ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities, including delays or challenges related to removing, transporting or reinstalling equipment, that may affect our ability to meet customer demands for products; possible future restructuring actions; substantial indebtedness and maintaining compliance with debt covenants; our ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; possible future impairment charges for fixed or intangible assets, including goodwill; income tax rate variability and ability to recover amounts recorded as value-added tax receivables; our ability to attract and retain qualified key employees; labor unrest; significant international operations expose us to economic, political and other risks, including the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; our ability to compete in international markets due to export and import controls to which we may be subject; cost of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign environmental laws; and other factors beyond our control. These and other factors are discussed in greater detail in our 2015 Annual Report on Form 10-K. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material.  Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the changes disclosed below, there have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2015 Annual Report on Form 10-K, as filed with the SEC on February 19, 2016.

Interest Rate Risk

The table below summarizes the expected interest and principal payments associated with our variable rate debt outstanding as of September 30, 2016 (mainly the $1.5 billion of variable rate term loans). The principal payments presented below are based on scheduled maturities and assume no borrowings under the revolving credit facility. The interest payments presented below assume the interest rate in effect as of September 30, 2016. The impact of a 1% increase in the interest rate index (taking into account the impact of the LIBOR floor on the term loans) on projected future interest payments on the variable rate debt is also included in the table below.

	Remainder of 2016	2017	2018	2019	2020	There- after
	(dollars in millions)
Principal and interest payments on variable rate debt	$17.1	$69.2	$321.8	$59.0	$57.8	$1,272.5
Average cash interest rate	3.74%	3.81%	3.86%	3.86%	3.81%	3.75%
Impact of 1% increase in interest rate index	$3.0	$12.1	$9.5	$9.3	$9.2	$18.2

We also have $3.3 billion aggregate principal amount of fixed rate senior notes. The table below summarizes our expected interest and principal payments related to our fixed rate debt at September 30, 2016.

	Remainder of 2016	2017	2018	2019	2020	There- after
	(dollars in millions)
Principal and interest payments on fixed rate debt	$45.0	$180.1	$180.1	$180.1	$668.8	$3,344.8
Average cash interest rate	5.46%	5.46%	5.46%	5.46%	5.55%	5.87%

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the integration period, the Company will be relying on TE Connectivity to provide various services under transition service agreements. Management continues to evaluate the design of the control procedures relating to BNS and make changes as necessary. Management expects that further changes to internal control over financial reporting, including those related to significant system conversions, will take place during the fourth quarter of 2016 (see Risk Factors in our 2015 Annual Report on Form 10-K).

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

COMMSCOPE HOLDING COMPANY, INC.

November 2, 2016	/s/ Mark A. Olson
Date	Mark A. Olson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)