Form 10-Q
period 2017-03-31
CommScope Holding Company, Inc.
filed 2017-05-04
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2017 there were 192,893,254 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

March 31, 2017

Part 1 -- Financial Information (Unaudited)

ITEM 1.  Condensed Consolidated Financial Statements

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Operations
and Comprehensive Income
(Unaudited -- In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$1,137,285	$1,143,979
Operating costs and expenses:
Cost of sales	682,459	696,888
Selling, general and administrative	211,554	209,197
Research and development	48,895	52,190
Amortization of purchased intangible assets	67,638	73,616
Restructuring costs, net	5,388	6,072
Asset impairments	—	15,293
Total operating costs and expenses	1,015,934	1,053,256
Operating income	121,351	90,723
Other income (expense), net	(16,736)	301
Interest expense	(69,554)	(72,562)
Interest income	874	2,579
Income before income taxes	35,935	21,041
Income tax expense	(2,373)	(8,461)
Net income	$33,562	$12,580

Earnings per share:
Basic	$0.17	$0.07
Diluted	$0.17	$0.06

Weighted average shares outstanding:
Basic	194,068	191,642
Diluted	199,140	195,456

Comprehensive income:
Net income	$33,562	$12,580
Other comprehensive income, net of tax:
Foreign currency translation gain	40,351	46,284
Pension and other postretirement benefit activity	(369)	(731)
Loss on net investment hedge	(355)	—
Available-for-sale securities	1,309	(723)
Total other comprehensive income, net of tax	40,936	44,830
Total comprehensive income	$74,498	$57,410

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share amounts)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$437,637	$428,228
Accounts receivable, less allowance for doubtful accounts of $18,103 and $17,211, respectively	941,274	952,367
Inventories, net	498,087	473,267
Prepaid expenses and other current assets	155,165	139,902
Total current assets	2,032,163	1,993,764
Property, plant and equipment, net of accumulated depreciation of $322,903 and $303,734, respectively	474,066	474,990
Goodwill	2,779,416	2,768,304
Other intangible assets, net	1,740,199	1,799,065
Other noncurrent assets	106,980	105,863
Total assets	$7,132,824	$7,141,986
Liabilities and Stockholders' Equity
Accounts payable	$453,339	$415,921
Other accrued liabilities	380,924	429,397
Current portion of long-term debt	—	12,500
Total current liabilities	834,263	857,818
Long-term debt	4,567,418	4,549,510
Deferred income taxes	184,504	199,121
Pension and other postretirement benefit liabilities	30,501	31,671
Other noncurrent liabilities	112,115	109,782
Total liabilities	5,728,801	5,747,902
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: None	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000;
Issued and outstanding shares: 193,466,488 and 193,837,437,
respectively	1,966	1,950
Additional paid-in capital	2,297,414	2,282,014
Retained earnings (accumulated deficit)	(556,200)	(589,556)
Accumulated other comprehensive loss	(244,177)	(285,113)
Treasury stock, at cost: 3,155,802 shares and 1,129,222 shares,
respectively	(94,980)	(15,211)
Total stockholders' equity	1,404,023	1,394,084
Total liabilities and stockholders' equity	$7,132,824	$7,141,986

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities:
Net income	$33,562	$12,580
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	100,401	96,938
Equity-based compensation	9,412	8,835
Deferred income taxes	(16,444)	(10,440)
Asset impairments	—	15,293
Changes in assets and liabilities:
Accounts receivable	19,683	(58,760)
Inventories	(19,132)	(9,863)
Prepaid expenses and other assets	(12,314)	(6,378)
Accounts payable and other liabilities	(28,032)	73,019
Other	15,653	(1,751)
Net cash generated by operating activities	102,789	119,473
Investing Activities:
Additions to property, plant and equipment	(12,910)	(14,472)
Proceeds from sale of property, plant and equipment	355	3,684
Cash paid for acquisitions including purchase price adjustments, net of cash acquired	—	15,355
Other	639	474
Net cash generated by (used in) investing activities	(11,916)	5,041
Financing Activities:
Long-term debt repaid	(750,000)	(3,146)
Long-term debt proceeds	750,000	—
Debt issuance costs	(6,115)	—
Debt extinguishment costs	(14,800)	—
Cash paid for repurchase of common stock	(58,770)	—
Proceeds from the issuance of common shares under equity-based compensation plans	5,805	1,490
Tax withholding payments for vested equity-based compensation awards	(14,758)	(2,721)
Net cash used in financing activities	(88,638)	(4,377)
Effect of exchange rate changes on cash and cash equivalents	7,174	5,347
Change in cash and cash equivalents	9,409	125,484
Cash and cash equivalent at beginning of period	428,228	562,884
Cash and cash equivalents at end of period	$437,637	$688,368

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited - In thousands, except share amounts)

	Three Months Ended
	March 31,
	2017	2016
Number of common shares outstanding:
Balance at beginning of period	193,837,437	191,368,727
Issuance of shares under equity-based compensation plans	1,655,631	602,628
Shares surrendered under equity-based compensation plans	(393,594)	(107,809)
Repurchase of common stock	(1,632,986)	—
Balance at end of period	193,466,488	191,863,546
Common stock:
Balance at beginning of period	$1,950	$1,923
Issuance of shares under equity-based compensation plans	16	6
Balance at end of period	$1,966	$1,929
Additional paid-in capital:
Balance at beginning of period	$2,282,014	$2,216,202
Issuance of shares under equity-based compensation plans	5,789	1,483
Equity-based compensation	9,316	8,792
Cumulative effect of change in accounting principle	295	—
Tax benefit from shares issued under equity-based compensation plans	—	764
Balance at end of period	$2,297,414	$2,227,241
Retained earnings (accumulated deficit):
Balance at beginning of period	$(589,556)	$(812,394)
Net income	33,562	12,580
Cumulative effect of change in accounting principle	(206)	—
Balance at end of period	$(556,200)	$(799,814)
Accumulated other comprehensive loss:
Balance at beginning of period	$(285,113)	$(171,678)
Other comprehensive income, net of tax	40,936	44,830
Balance at end of period	$(244,177)	$(126,848)
Treasury stock, at cost:
Balance at beginning of period	$(15,211)	$(11,333)
Net shares surrendered under equity-based compensation plans	(14,758)	(2,721)
Repurchase of common stock	(65,011)	—
Balance at end of period	$(94,980)	$(14,054)
Total stockholders' equity	$1,404,023	$1,288,454

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

1. BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope Holding Company, Inc., along with its direct and indirect subsidiaries (CommScope or the Company), is a global provider of infrastructure solutions for the core, access and edge layers of communication networks. The Company’s solutions and services for wired and wireless networks enable high-bandwidth data, video and voice applications. CommScope’s global leadership position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions, and global manufacturing and distribution scale.

Basis of Presentation

The Condensed Consolidated Balance Sheet as of March 31, 2017 and the Condensed Consolidated Statements of Operations and Comprehensive Income, Cash Flows and Stockholders’ Equity for the three months ended March 31, 2017 and 2016 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for these interim periods are not necessarily indicative of the results of operations to be expected for any future period or the full fiscal year.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Annual Report). There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2017. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements.

Prior to January 1, 2017, the Company consolidated the operating results of the acquired BNS business based on the BNS fiscal reporting calendar that resulted in a reporting lag of one day for the year ended December 31, 2016. Effective January 1, 2017, the reporting lag was eliminated as a result of system conversions that were part of the BNS integration. The elimination of the reporting lag represents a change in accounting principle which the Company believes to be preferable because it provides more current information to the users of its financial statements. The Company determined that it was impracticable to apply the effects of the lag elimination to financial reporting periods prior to January 1, 2017. The cumulative effect of not retroactively applying this change in accounting, however, was immaterial as of January 1, 2017. Therefore, the Company reported the cumulative effect of the change in accounting principle in net income for the three months ended March 31, 2017 and did not retrospectively apply the effects of this change to prior periods.

Concentrations of Risk and Related Party Transactions

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for 10% and 11% of the Company’s total net sales during the three months ended March 31, 2017 and 2016, respectively. Sales to Anixter primarily originate within the CommScope Connectivity Solutions (CCS) segment. Other than Anixter, no other direct customer accounted for 10% or more of the Company’s total net sales for the three months ended March 31, 2017 or 2016.

Accounts receivable from Verizon Communications Inc. (Verizon) represented approximately 10% of accounts receivable as of March 31, 2017. Other than Verizon, no direct customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2017.

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Three Months Ended
	March 31,
	2017	2016
Product warranty accrual, beginning of period	$21,631	$17,964
Provision for warranty claims	2,202	2,051
Warranty claims paid	(3,618)	(2,104)
Foreign exchange	(35)	(222)
Product warranty accrual, end of period	$20,180	$17,689

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. During the first quarter of 2016, the Company recorded a $15.3 million goodwill impairment charge as a result of the change in its reportable segments. The impairment was recorded in the CCS segment.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. Other than the goodwill impairment described above, there were no asset impairments identified during the three months ended March 31, 2017 or 2016.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Income Taxes

The effective income tax rate of 6.6% for the three months ended March 31, 2017 was significantly lower than the statutory rate of 35.0% primarily due to the favorable impact of $8.7 million of excess tax benefits related to equity-based compensation awards. Such benefits, which were previously reflected in additional paid-in capital, are now recognized in income tax expense as a result of the adoption of Accounting Standards Update (ASU) No. 2016-09. See the discussion under Recent Accounting Pronouncements for further information regarding the adoption of this new accounting guidance. The effective income tax rate was also favorably affected by the impact of earnings in foreign jurisdictions that the Company does not plan to repatriate. These earnings are generally taxed at rates lower than the United States (U.S.) statutory rate. Offsetting these decreases for the three months ended March 31, 2017 was the effect of the provision for state income taxes.

The effective income tax rate of 40.2% for the three months ended March 31, 2016 was higher than the statutory rate of 35.0% primarily due to the impact of the goodwill impairment charge for which only partial tax benefits were recorded. In addition, the effective income tax rate was also affected by the provision for state income taxes as well as losses in certain jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable. These increases to the effective income tax rate were partially offset by the impact of earnings in foreign jurisdictions that the Company does not plan to repatriate, which are generally taxed at rates lower than the U.S. statutory rate.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on net income divided by the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares using the treasury stock method. Potentially dilutive common shares include outstanding equity-based awards (stock options, restricted stock units and performance share units). Certain outstanding equity-based awards were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance conditions were not met (0.4 million shares and 2.2 million shares for the three months ended March 31, 2017 and 2016, respectively). During the three months ended March 31, 2017, the Company repurchased 1.6 million shares of its common stock to reduce dilution from grants under its equity-based award programs. See Note 11 for more information on the share repurchase program.

The following table presents the basis for the earnings per share computations (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income for basic and diluted earnings per share	$33,562	$12,580

Denominator:
Weighted average common shares outstanding - basic	194,068	191,642
Dilutive effect of equity-based awards	5,072	3,814
Weighted average common shares outstanding - diluted	199,140	195,456

Earnings per share:
Basic	$0.17	$0.07
Diluted	$0.17	$0.06

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Recent Accounting Pronouncements

Adopted During the Three Months Ended March 31, 2017

The Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting on January 1, 2017. The new standard simplifies several aspects of the accounting for employee equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Beginning January 1, 2017, the Company recognized all excess tax benefits in income tax expense. An income tax benefit of $8.7 million was recognized for the three months ended March 31, 2017 under ASU No. 2016-09. The Company recognized a $0.2 million, net of tax, cumulative effect adjustment to retained earnings as a result of its election to change its accounting policy to account for forfeitures as they occur. The impact of the adoption of ASU No. 2016-09 to the Condensed Consolidated Statements of Cash Flows was to present excess tax benefits or deficiencies as an operating activity rather than as a financing activity. The Company elected to present the impact on the Condensed Consolidated Statements of Cash Flows retrospectively; therefore, the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 reflects an increase to both net cash generated by operating activities and net cash used in financing activities of $1.4 million.

The Company also adopted ASU No. 2016-15, Cash Flow Classification of Certain Cash Receipts and Cash Payments, as of January 1, 2017. This guidance amends or clarifies guidance on classification of certain transactions in the statement of cash flows, including classification of debt extinguishment costs and contingent consideration payments after a business combination. During the three months ended March 31, 2017, the impact of adoption on the Company’s Condensed Consolidated Statements of Cash Flows was to present $14.8 million of debt redemption premium paid as a financing activity. The provisions of this new standard are required to be applied retrospectively; however, there were no impacted cash flow items during the three months ended March 31, 2016.

Issued but Not Adopted

In March 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to report the service cost component in the same line item as other compensation costs arising from services rendered by the employee and requires the other components of net benefit cost to be reported outside the subtotal of operating income. ASU No. 2017-07 is effective for the Company as of January 1, 2018 and must be applied retrospectively. While the Company is evaluating the impact of the new guidance on the consolidated financial statements, it expects the application of this new guidance to decrease operating income. For details on the components of the Company’s annual net periodic benefit cost, see Note 10 to the Company’s audited consolidated financial statements included in the Company’s 2016 Annual Report.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test of Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Under the new guidance, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize a goodwill impairment charge for the excess of the reporting unit’s carrying amount over its fair value, up to the amount of goodwill allocated to that reporting unit. ASU No. 2017-04 is effective for the Company as of January 1, 2020 and early adoption is permitted. The Company is evaluating the impact of the new guidance on the consolidated financial statements and when it may be adopted.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The new guidance replaces the current incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method. ASU No. 2016-13 is effective for the Company as of January 1, 2020 and early adoption is permitted. The Company is evaluating the impact of the new guidance on the consolidated financial statements and when it may be adopted.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes the current leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize assets and lease liabilities for the rights and obligations created by leased assets previously classified as operating leases. ASU No. 2016-02 is effective for the Company as of January 1, 2019 and early adoption is permitted. The Company is evaluating the impact of the new guidance on the consolidated financial statements and when it may be adopted.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which modifies how entities measure equity investments (except those accounted for under the equity method of accounting) and present changes in the fair value of financial liabilities; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; changes presentation and disclosure requirements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance is effective for the Company as of January 1, 2018 and, with the exception of certain provisions, early adoption is not permitted. The Company is evaluating the impact of the new guidance on the consolidated financial statements.

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

The Company has completed an impact assessment and determined that adoption of the standard will likely result in changes to revenue recognition related to the timing of when revenues are recognized for contracts containing multiple performance obligations. These contract revenues are currently accounted for using the multi-element guidance and are primarily for metro cell, DAS and small cell solutions within the CommScope Mobility Solutions (CMS) segment. Due to the short-term nature of most of the contracts, the ultimate impact to the Company’s consolidated financial statements will be based on customer-specific contract terms in effect at adoption and could be material.

The Company is in the process of implementing the necessary changes to its accounting policies, processes, internal controls and information systems that will be required to meet the new standard’s reporting and disclosure requirements.

2. ACQUISITIONS

On August 28, 2015, the Company acquired TE Connectivity’s BNS business for approximately $3.0 billion in an all-cash transaction. During the three months ended March 31, 2016, the Company received $15.4 million in net settlements for certain adjustments related to the BNS acquisition. Also during the three months ended March 31, 2016, the Company recorded measurement period adjustments primarily related to the finalization of the valuation of inventory, intangible assets, plant and equipment, pension liabilities and deferred taxes. The impact of these measurement period adjustments were not material to the Company’s results.

3. GOODWILL

The following table presents goodwill by reportable segment (in millions):

	CCS	CMS	Total
Goodwill, gross at December 31, 2016	$2,077.5	$901.8	$2,979.3
Foreign exchange	9.8	1.3	11.1
Goodwill, gross at March 31, 2017	2,087.3	903.1	2,990.4
Accumulated impairment charges at December 31, 2016 and March 31, 2017	(51.5)	(159.5)	(211.0)
Goodwill, net at March 31, 2017	$2,035.8	$743.6	$2,779.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	March 31, 2017	December 31, 2016
Raw materials	$124,639	$126,027
Work in process	124,519	135,848
Finished goods	248,929	211,392
	$498,087	$473,267

Other Accrued Liabilities

	March 31, 2017	December 31, 2016
Compensation and employee benefit liabilities	$98,428	$169,923
Deferred revenue	29,517	25,859
Product warranty accrual	20,180	21,631
Accrued interest	48,903	8,586
Restructuring reserve	27,098	30,438
Income taxes payable	52,962	49,984
Value-added taxes payable	13,691	14,885
Accrued professional fees	11,300	10,621
Other	78,845	97,470
	$380,924	$429,397

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended March 31,
	2017	2016
Foreign currency translation
Balance at beginning of period	$(254,148)	$(160,620)
Other comprehensive income	40,084	46,284
Amounts reclassified from AOCL	267	—
Balance at end of period	$(213,797)	$(114,336)

Defined benefit plan activity
Balance at beginning of period	$(33,473)	$(17,567)
Amounts reclassified from AOCL	(369)	(731)
Balance at end of period	$(33,842)	$(18,298)

Net investment hedge
Balance at beginning of period	$—	$—
Other comprehensive loss	(355)	—
Balance at end of period	$(355)	$—

Available-for-sale securities
Balance at beginning of period	$2,508	$6,509
Other comprehensive income (loss)	1,698	(494)
Amounts reclassified from AOCI	(389)	(229)
Balance at end of period	$3,817	$5,786
Net AOCL at end of period	$(244,177)	$(126,848)

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

Cash Flow Information

	Three Months Ended March 31,
	2017	2016
Cash paid during the period for:
Income taxes, net of refunds	$17,006	$15,087
Interest	$16,643	$16,057

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

5. FINANCING

	March 31, 2017	December 31, 2016
5.00% senior notes due March 2027	$750,000	$—
6.00% senior notes due June 2025	1,500,000	1,500,000
5.50% senior notes due June 2024	650,000	650,000
5.00% senior notes due June 2021	650,000	650,000
4.375% senior secured notes due June 2020	—	500,000
Senior secured term loan due December 2022	1,096,250	1,234,375
Senior secured term loan due January 2018	—	111,875
Senior secured revolving credit facility expires May 2020	—	—
Total principal amount of debt	$4,646,250	$4,646,250
Less: Original issue discount, net of amortization	(4,756)	(5,857)
Less: Debt issuance costs, net of amortization	(74,076)	(78,383)
Less: Current portion	—	(12,500)
Total long-term debt	$4,567,418	$4,549,510

See Note 6 in the Notes to Consolidated Financial Statements in the 2016 Annual Report for additional information on the terms and conditions of the 6.00% senior notes (the 2025 Notes), the 5.50% senior notes (the 2024 Notes), the 5.00% senior notes (the 2021 Notes), the 4.375% senior secured notes (the 2020 Notes) and the senior secured term loans and credit facility.

5.00% Senior Notes Due 2027

In March 2017, CommScope Technologies LLC (CommScope Technologies), a wholly owned subsidiary of the Company, issued $750.0 million of 5.00% Senior Notes due March 15, 2027 (the 2027 Notes). Interest is payable on the 2027 Notes semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The Company used the proceeds of the issuance of the 2027 Notes, together with cash on hand, to (i) redeem all of the 2020 Notes, (ii) repay a portion of the outstanding borrowings under its senior secured term loans, including all $111.9 million of outstanding principal on the senior secured term loan due 2018 and $138.1 million of outstanding principal on the senior secured term loan due 2022, and (iii) pay related fees and expenses. The redemption of the 2020 Notes resulted in a $14.8 million charge which is reflected in other income (expense), net. In connection with the redemption of the 2020 Notes and prepayments of the senior secured term loans, $9.6 million of debt issuance costs and original issue discount were written off and included in interest expense.

CommScope, Inc., a wholly owned subsidiary of the Company, and each of CommScope, Inc.’s existing and future domestic subsidiaries (other than CommScope Technologies) that guarantee the senior secured credit facilities also guarantees the 2027 Notes on a senior unsecured basis, subject to certain exceptions. The 2027 Notes rank senior in right of payment with all of CommScope Technologies’ and the guarantors’ future subordinated indebtedness and equally in right of payment with all of CommScope Technologies’ and the guarantors’ existing and future senior indebtedness, including the senior secured credit facilities, the 2025 Notes, the 2024 Notes and the 2021 Notes. The 2027 Notes and guarantees are effectively junior to all of CommScope Technologies’ and the guarantors’ existing and future secured indebtedness, including the senior secured credit facilities, to the extent of the value of the assets securing such secured indebtedness. In addition, the 2027 Notes are structurally subordinated to all existing and future liabilities (including trade payables) of CommScope, Inc.’s subsidiaries that do not guarantee the 2027 Notes, including indebtedness incurred by certain of CommScope, Inc.’s non-U.S. subsidiaries under the revolving credit facility.

The 2027 Notes may be redeemed prior to maturity under certain circumstances. Upon certain change of control events, the 2027 Notes may be redeemed at the option of the holders at 101% of their principal amount, plus accrued and unpaid interest. The 2027 Notes may be redeemed on or after March 15, 2022 at the redemption prices specified in the indenture governing the 2027 Notes. Prior to March 15, 2022, the 2027 Notes may be redeemed at a redemption price equal to 100% of the aggregate principal amount of the 2027 Notes to be redeemed, plus a make-whole premium (as specified in the indenture governing the 2027 Notes), plus accrued and unpaid interest. At any time prior to March 15, 2020, CommScope Technologies may also redeem up to 40% of the aggregate principal amount of the 2027 Notes at a redemption price of 105%, plus accrued and unpaid interest, using the proceeds of certain equity offerings.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

In connection with issuing the 2027 Notes, the Company paid $6.1 million of debt issuance costs during the three months ended March 31, 2017, which was recorded as a reduction of the carrying amount of the debt and is being amortized over the term of the notes.

Senior Secured Credit Facilities

No portion of the senior secured term loan was reflected as a current portion of long-term debt as of March 31, 2017 related to the potentially required excess cash flow payment because the amount that may be payable in 2018, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2017 related to 2016.

During the three months ended March 31, 2017, the Company did not borrow under its revolving credit facility. As of March 31, 2017, the Company had availability of approximately $409.4 million under the asset-based revolving credit facility, after giving effect to borrowing base limitations and outstanding letters of credit.

Other Matters

The following table summarizes scheduled maturities of long-term debt as of March 31, 2017 (in millions):

	Remainder of 2017	2018	2019	2020	2021	Thereafter
Scheduled maturities of long-term debt	$—	$—	$—	$—	$650.0	$3,996.3

The Company’s non-guarantor subsidiaries held $2,641 million, or 37%, of total assets and $603 million, or 11%, of total liabilities as of March 31, 2017 and accounted for $440 million, or 39%, of net sales for the three months ended March 31, 2017. As of December 31, 2016, the non-guarantor subsidiaries held $2,211 million, or 31%, of total assets and $615 million, or 11%, of total liabilities. For the three months ended March 31, 2016, the non-guarantor subsidiaries accounted for approximately $500 million, or 44%, of net sales. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.39% and 5.24% at March 31, 2017 and December 31, 2016, respectively.

6. DERIVATIVES AND HEDGING ACTIVITIES

Derivatives Not Designated As Hedging Instruments

The Company uses forward contracts to hedge a portion of its balance sheet foreign exchange re-measurement risk and to hedge certain planned foreign currency expenditures. As of March 31, 2017, the Company had foreign exchange contracts outstanding with maturities of up to twelve months and aggregate notional values of $455 million (based on exchange rates as of March 31, 2017). Unrealized gains and losses resulting from these contracts are recognized in other income (expense), net and partially offset corresponding foreign exchange gains and losses on the balances and expenditures being hedged. These instruments are not held for speculative or trading purposes and are not designated as hedges for hedge accounting and are marked to market each period through earnings.

The following table presents the balance sheet location and fair value of the Company’s derivatives not designated as hedging instruments:

		Fair Value of Asset (Liability)
	Balance Sheet Location	March 31, 2017	December 31, 2016
Foreign currency contracts	Prepaid expenses and other current assets	$733	$289
Foreign currency contracts	Other accrued liabilities	(2,567)	(8,349)
Total derivatives not designated as hedging instruments		$(1,834)	$(8,060)

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The pretax impact of these foreign currency forward contracts, both matured and outstanding, on the Condensed Consolidated Statements of Operations and Comprehensive Income is as follows:

Foreign Currency Forward Contracts	Location of Gain	Gain Recognized
Three Months Ended March 31, 2017	Other income (expense), net	$1,855
Three Months Ended March 31, 2016	Other income (expense), net	$1,163

Derivative Instruments Designated As Net Investment Hedge

During the three months ended March 31, 2017, the Company entered into foreign exchange forward contracts that are designated as net investment hedges and are intended to mitigate a portion of the foreign currency risk on the Euro net investment in a foreign subsidiary. As of March 31, 2017, the Company had designated forward contracts with outstanding maturities of nine months and aggregate notional values of $74.5 million (based on exchange rates as of March 31, 2017).

Hedge effectiveness is assessed each quarter based on the net investment in the foreign subsidiary designated as the hedged item and the overall changes in the fair value of the forward contracts. For hedges that meet the effectiveness requirements, changes in fair value are recorded as a component of other comprehensive income, net of tax. Any change in fair value that is the result of ineffectiveness is recognized immediately in earnings. As of March 31, 2017, there was no ineffectiveness on the instruments designated as net investment hedges.

The following table presents the balance sheet location and fair value of the derivatives designated as net investment hedges:

		Fair Value of Asset (Liability)
	Balance Sheet Location	March 31, 2017	December 31, 2016
Foreign currency contracts	Prepaid expenses and other current assets	$23	$—
Foreign currency contracts	Other accrued liabilities	(595)	—
Total derivatives designated as net investment hedging instruments		$(572)	$—

The after tax impact of the effective portion of the foreign currency forward contracts designated as net investment hedging instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income is as follows:

Foreign Currency Forward Contracts	Location of Loss	Effective Portion of Loss Recognized
Three Months Ended March 31, 2017	Other comprehensive income, net of tax	$(355)
Three Months Ended March 31, 2016	Other comprehensive income, net of tax	—

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

7. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, available-for-sale securities, debt instruments and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of March 31, 2017 and December 31, 2016 were considered representative of their fair values due to their short terms to maturity. The fair value of the Company’s available-for-sale securities was based on quoted market prices. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s available-for-sale securities, foreign currency contracts and debt instruments as of March 31, 2017 and December 31, 2016, are as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Available-for-sale securities	$7,212	$7,212	$5,212	$5,212	Level 1
Foreign currency contracts	756	756	289	289	Level 2
Liabilities:
5.00% senior notes due 2027	750,000	749,100	—	—	Level 2
6.00% senior notes due 2025	1,500,000	1,578,750	1,500,000	1,585,350	Level 2
5.50% senior notes due 2024	650,000	672,165	650,000	673,530	Level 2
5.00% senior notes due 2021	650,000	669,500	650,000	669,500	Level 2
4.375% senior secured notes due 2020	—	—	500,000	513,100	Level 2
Senior secured term loan due 2022, at par	1,096,250	1,105,815	1,234,375	1,245,145	Level 2
Senior secured term loan due 2018, at par	—	—	111,875	112,364	Level 2
Foreign currency contracts	3,162	3,162	8,349	8,349	Level 2

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

8. SEGMENTS AND GEOGRAPHIC INFORMATION

The CommScope Connectivity Solutions (CCS) segment provides connectivity and network intelligence for indoor and outdoor network applications. Indoor network solutions are found in commercial buildings and in the network core, which includes data centers, central offices and cable television headends. These solutions include optical fiber and twisted pair structured cabling solutions, intelligent infrastructure software, network rack and cabinet enclosures, patch cords and panels, complete cabling systems and cable assemblies, central office connectivity and equipment and headend solutions for the network core. Outdoor network solutions are found in both local-area and wide-area networks and “last-mile” fiber-to-the-home installations. These solutions support the multichannel video, voice and high-speed data services provided by telecommunications operators and multi-system operators. The Company’s fiber optic connectivity solutions are primarily comprised of hardened connector systems, fiber distribution hubs and management systems, couplers and splitters, “plug and play” multiport service terminals, hardened optical terminating enclosures, high density cable assemblies, splices and splice closures.

The CommScope Mobility Solutions (CMS) segment provides merchant radio frequency (RF) wireless network connectivity solutions as well as metro cell, DAS and small cell solutions to enable carriers’ 2G, 3G and 4G networks. These solutions enable wireless operators to increase spectral efficiency and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems. The CMS segment focuses on all aspects of the radio access network (RAN) from the macro through the metro, to the indoor layer. Macro cell solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors and filters. Metro cell solutions can be found on street poles and on other urban, outdoor structures and include RF delivery and connectivity solutions, equipment housing and concealment. These fully integrated outdoor systems comprise specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment.

The following table provides summary financial information by reportable segment (in millions):

	March 31, 2017	December 31, 2016
Identifiable segment-related assets:
CCS	$4,524.2	$4,507.5
CMS	2,124.5	2,159.4
Total identifiable segment-related assets	6,648.7	6,666.9
Reconciliation to total assets:
Cash and cash equivalents	437.6	428.2
Deferred income tax assets	46.5	46.9
Total assets	$7,132.8	$7,142.0

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table provides net sales, adjusted operating income, depreciation expense and additions to property, plant and equipment by reportable segment (in millions):

	Three Months Ended
	March 31,
	2017	2016
Net sales:
CCS	$681.6	$687.0
CMS	455.7	457.0
Consolidated net sales	$1,137.3	$1,144.0

Segment adjusted operating income:
CCS	$115.3	$134.8
CMS	102.0	76.6
Total segment adjusted operating income	217.3	211.4
Amortization of intangible assets	67.6	73.6
Restructuring costs, net	5.4	6.1
Equity-based compensation	9.4	8.8
Asset impairments	—	15.3
Integration and transaction costs	13.5	15.9
Purchase accounting adjustments	—	1.0
Consolidated operating income	$121.4	$90.7

Depreciation expense:
CCS	$14.4	$12.9
CMS	5.6	6.7
Consolidated depreciation expense	$20.0	$19.6

Additions to property, plant and equipment:
CCS	$8.8	$11.1
CMS	4.1	3.4
Consolidated additions to property, plant and equipment	$12.9	$14.5

Sales to customers located outside of the United States comprised 43.0% and 48.5% of total net sales for the three months ended March 31, 2017 and 2016, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Three Months Ended
	March 31,
	2017	2016
United States	$648.3	$588.8
Europe, Middle East and Africa	231.8	218.3
Asia Pacific	181.9	240.7
Central and Latin America	58.8	66.3
Canada	16.5	29.9
Consolidated net sales	$1,137.3	$1,144.0

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

9. RESTRUCTURING COSTS

Prior to the acquisition of the BNS business in 2015, the Company initiated restructuring actions to realign and lower its cost structure primarily through workforce reductions and other cost reduction initiatives, including the cessation of manufacturing operations at various facilities. Production capacity from these facilities has been shifted to other existing facilities or unaffiliated suppliers. These actions are referred to as cost alignment restructuring actions. Following the acquisition of BNS, the Company initiated a series of restructuring actions to integrate the BNS operations (BNS integration restructuring actions) to achieve cost synergies. All charges related to these restructuring actions are reported in restructuring costs, net.

The Company’s net pretax restructuring charges, by segment, were as follows:

	Three Months Ended
	March 31,
	2017	2016
CCS	$4,757	$1,109
CMS	631	4,963
Total	$5,388	$6,072

The liability for restructuring actions is composed of three types of activities: employee-related costs, lease termination costs and fixed asset related costs. Employee-related costs include the expected severance costs and related benefits as well as one-time severance benefits that are accrued over the remaining period employees are required to work in order to receive such benefits. Lease termination costs relate to the discounted cost of unused leased facilities, net of anticipated sub-rental income. Fixed asset related costs include non-cash impairments or fixed asset disposals associated with restructuring actions in addition to the cash costs to uninstall, pack, ship and reinstall manufacturing equipment and the costs to prepare the receiving facility to accommodate relocated equipment. These costs are expensed as incurred. Cash paid is net of proceeds received from the sale of related assets.

As a result of restructuring and consolidation actions, the Company owns unutilized real estate at various facilities in the U.S. and internationally. The Company is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets.

The activity within the liability established for the cost alignment restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance at December 31, 2016	$311	$6,050	$—	$6,361
Additional charge recorded	—	73	—	73
Cash paid	—	(249)	—	(249)
Foreign exchange and other non-cash items	4	—	—	4
Balance at March 31, 2017	$315	$5,874	$—	$6,189

The Company has recognized restructuring charges of $89.1 million since January 2011 for cost alignment restructuring actions. Additional pretax costs of $0.5 million to $1.0 million are expected to be incurred to complete these previously announced initiatives. Cash payments of $1.5 million to $2.0 million are expected during the remainder of 2017 with additional payments of $5.0 million to $5.5 million between 2018 and 2022.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The activity within the liability established for the BNS integration restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance at December 31, 2016	$32,740	$371	$—	$33,111
Additional charge recorded	4,973	288	54	5,315
Cash paid	(8,697)	(94)	(219)	(9,010)
Consideration received	—	—	165	165
Foreign exchange and other non-cash items	47	—	—	47
Balance at March 31, 2017	$29,063	$565	$—	$29,628

The BNS integration actions include the announced closure or reduction in activities at various U.S. and international facilities as well as headcount reductions in sales, marketing and administrative functions. The Company has recognized restructuring charges of $71.8 million since the BNS acquisition for integration actions. Additional pretax costs of up to $0.5 million are expected to be incurred to complete the previously announced BNS integration initiatives. Cash payments of $24.5 million to $25.0 million are expected during the remainder of 2017 with additional payments of $5.0 million to $5.5 million between 2018 and 2020. Additional restructuring charges related to the BNS integration are expected and the resulting amounts may be material.

Restructuring reserves related to all actions were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	March 31, 2017	December 31, 2016
Other accrued liabilities	$27,098	$30,438
Other noncurrent liabilities	8,719	9,034
Total liability	$35,817	$39,472

10. EMPLOYEE BENEFIT PLANS

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended				Three Months Ended
	March 31,				March 31,
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$1,164	$1,596	$—	$1
Interest cost	1,490	1,620	1,271	1,751	67	135
Recognized actuarial loss (gain)	164	236	367	28	(198)	(346)
Amortization of prior service credit	—	—	—	—	(1,034)	(1,055)
Expected return on plan assets	(1,687)	(1,750)	(1,819)	(2,294)	—	—
Net periodic benefit cost (income)	$(33)	$106	$983	$1,081	$(1,165)	$(1,265)

The Company contributed $0.8 million to its defined benefit pension plans and postretirement benefit plans during the three months ended March 31, 2017. During the remainder of 2017, the Company anticipates making additional contributions of approximately $7.8 million to its defined benefit plans.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On February 23, 2017, the Company announced that the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s outstanding common stock. During the three months ended March 31, 2017, the Company repurchased $65.0 million of its common stock, or 1.6 million shares at an average cost of $39.81 per share. As of March 31, 2017, $6.2 million of the stock repurchases had not yet settled and the Company has reflected a liability for this amount. The Company has $35.0 million remaining authorized under the stock repurchase program as of March 31, 2017.

Equity-Based Compensation Plans

As of March 31, 2017, $100.3 million of unrecognized compensation costs related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) are expected to be recognized over a remaining weighted average period of 1.7 years. There were no significant capitalized equity-based compensation costs at March 31, 2017.

The following table shows a summary of the equity-based compensation expense included in the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended
	March 31,
	2017	2016
Selling, general and administrative	$7,159	$6,716
Cost of sales	1,197	1,192
Research and development	1,056	927
Total equity-based compensation expense	$9,412	$8,835

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards generally vest over one to three years following the grant date and have a contractual term of ten years.

The following table summarizes the stock option activity (in thousands, except per share data):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	5,497	$10.33
Granted	481	$37.97
Exercised	(536)	$11.09
Forfeited	(38)	$20.19
Options outstanding at March 31, 2017	5,404	$12.65	4.9	$157,063
Options exercisable at March 31, 2017	4,453	$8.32	4.0	$148,694
Options expected to vest at March 31, 2017	951	$32.91	9.1	$8,369

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The exercise prices of outstanding options at March 31, 2017 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$2.96 to $5.35	360	2.0	$2.96	360	$2.96
$5.36 to $5.67	133	4.9	$5.57	133	$5.57
$5.68 to $8.54	2,568	3.8	$5.74	2,568	$5.74
$8.55 to $8.90	903	3.2	$8.59	903	$8.59
$8.91 to $23.00	207	6.9	$22.89	207	$22.89
$23.01 to $37.97	1,233	8.9	$31.86	282	$28.33
$2.96 to $37.97	5,404	4.9	$12.65	4,453	$8.32

The Company uses the Black-Scholes model to estimate the fair value of stock option awards at the date of grant. Key inputs and assumptions used in the model include the grant date fair value of common stock, exercise price of the award, the expected option term, stock price volatility, the risk-free interest rate and the Company’s projected dividend yield. The risk-free interest rate reflects the yield on zero-coupon U.S. treasury securities with a term equal to the option’s expected term. The expected life represents the period over which the Company’s employees are expected to hold their options. Expected volatility is derived based on the historical Company volatility, as well as volatilities from publicly traded companies operating in the Company’s industry. The Company’s projected dividend yield is zero. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of its stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
Expected option term (in years)	6.0	6.0
Risk-free interest rate	2.0%	1.4%
Expected volatility	40.0%	50.0%
Weighted average exercise price	$37.97	$24.94
Weighted average fair value at grant date	$15.71	$12.03

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table summarizes the RSU activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2016	2,519	$26.37
Granted	1,092	$37.96
Vested and shares issued	(1,056)	$25.98
Forfeited	(60)	$24.62
Non-vested RSUs at March 31, 2017	2,495	$31.65

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

The following table summarizes the PSU activity (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested PSUs at December 31, 2016	445	$26.68
Granted	199	$37.97
Vested and shares issued	(64)	$30.76
Forfeited	(9)	$24.94
Non-vested PSUs at March 31, 2017	571	$30.19

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2016 Annual Report on Form 10-K.

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

Overview

We are a global provider of infrastructure solutions for the core, access and edge layers of communication networks. Our solutions and services for wired and wireless networks enable high-bandwidth data, video and voice applications. Our global leadership position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions, and global manufacturing and distribution scale.

For the three months ended March 31, 2017, our net sales were $1.14 billion, essentially unchanged from the prior year period. Operating income increased 33.8% and non-GAAP adjusted operating income increased 2.8% for the first quarter of 2017 as compared to the same prior year period. During the three months ended March 31, 2017, we recognized $13.5 million of integration and transaction costs, primarily related to the BNS acquisition integration activities. We expect to incur significant cash costs over the next several years to complete the integration of the BNS acquisition.

Prior to January 1, 2017, we consolidated the operating results of the acquired BNS business based on the BNS fiscal reporting calendar that resulted in a reporting lag of one day for the year ended December 31, 2016. Effective January 1, 2017, the reporting lag was eliminated as a result of system conversions that were part of the BNS integration. The elimination of the reporting lag represents a change in accounting principle that we believe is preferable because it provides more current information to the users of our financial statements. We determined that it was impracticable to apply the effects of the lag elimination to financial reporting periods prior to January 1, 2017. The cumulative effect of not retroactively applying this change in accounting, however, was immaterial as of January 1, 2017. Therefore, we reported the cumulative effect of the change in accounting principle in net income for the three months ended March 31, 2017 and did not retrospectively apply the effects of this change to prior periods.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2016 Annual Report on Form 10-K.

We adopted Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, and ASU No. 2016-15, Cash Flow Classification of Certain Cash Receipts and Cash Payments, during the three months ended March 31, 2017. See the discussion under Recent Accounting Pronouncements in Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding the adoption of this new accounting guidance.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 WITH THE THREE MONTHS ENDED MARCH 31, 2016

	Three Months Ended
	March 31,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,137.3	100.0%	$1,144.0	100.0%	$(6.7)	(0.6)%
Gross profit	454.8	40.0	447.1	39.1	7.7	1.7
Operating income	121.4	10.7	90.7	7.9	30.7	33.8
Non-GAAP adjusted operating income (1)	217.3	19.1	211.4	18.5	5.9	2.8
Net income	33.6	3.0%	12.6	1.1%	21.0	166.7
Diluted earnings per share	$0.17		$0.06		$0.11	183.3

(1)	See “Reconciliation of Non-GAAP Measures.”

Net sales

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(dollars in millions)
Net sales	$1,137.3	$1,144.0	$(6.7)	(0.6)%
Domestic net sales	648.3	588.8	59.5	10.1
International net sales	489.0	555.2	(66.2)	(11.9)

The decrease in net sales for the three months ended March 31, 2017 compared to the corresponding prior year period was driven by lower net sales in the Asia Pacific (APAC) region, Canada and the Central and Latin America (CALA) region, but these decreases were largely offset by stronger net sales in the United States (U.S.) and the Europe, Middle East and Africa (EMEA) region. Net sales to customers located outside of the United States comprised 43.0% and 48.5% of total net sales for the three months ended March 31, 2017 and 2016, respectively. Foreign exchange rate changes had a negative impact of less than 1% on net sales for the three months ended March 31, 2017 compared to the same 2016 period.

Net sales from the CommScope Connectivity Solutions (CCS) segment and the CommScope Mobility Solutions (CMS) segment each decreased less than 1.0% for the three months ended March 31, 2017 compared to the prior year period due to lower sales in international markets and the impact of price reductions on certain products. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(dollars in millions)
Gross profit	$454.8	$447.1	$7.7	1.7%
Gross margin percentage	40.0%	39.1%
SG&A expense	211.6	209.2	2.4	1.1
As a percent of sales	18.6%	18.3%
R&D expense	48.9	52.2	(3.3)	(6.3)
As a percent of sales	4.3%	4.6%

Gross profit (net sales less cost of sales)

The improvement in gross profit for the three months ended March 31, 2017 compared to the prior year period was driven by increases in the CMS segment of $25.6 million. These increases were partially offset by a decline in gross profit in the CCS segment of $17.8 million. The improvement in CMS segment gross profit and gross profit margin, despite lower net sales, was due to improved geographic mix as well as benefits from cost reduction initiatives. The decreases in CCS segment gross profit and gross profit margin reflected lower sales and manufacturing inefficiencies related to ramping up capacity in several North American facilities.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense for the three months ended March 31, 2017 was slightly higher than the prior year period due primarily to a reduction in SG&A expense in the prior year due to the recovery of a receivable that had been previously written off. Offsetting these increases was a decrease in incentive compensation expense in the first quarter of 2017 compared to the prior year period. SG&A expense as a percentage of sales remained relatively unchanged from the prior year period.

Research and development

Research and development (R&D) expense decreased for the three months ended March 31, 2017 compared to the prior year period primarily as a result of lower incentive compensation expense and reduced spending due to de-emphasizing certain products. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs and Asset impairments

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(dollars in millions)
Amortization of purchased intangible assets	$67.6	$73.6	$(6.0)	(8.2)%
Restructuring costs, net	5.4	6.1	(0.7)	(11.5)
Asset impairments	—	15.3	(15.3)	(100.0)

Amortization of purchased intangible assets

The amortization of purchased intangible assets was lower for the three months ended March 31, 2017 compared to the prior year period primarily because certain of our intangible assets became fully amortized.

Restructuring costs

The restructuring costs for the three months ended March 31, 2017 and 2016 were primarily related to the continuing integration of the BNS acquisition. We expect to incur additional pretax costs of $0.5 million to $1.5 million to complete actions announced to date. We paid $9.3 million of restructuring costs during the three months ended March 31, 2017 and expect to pay an additional $26.0 million to $27.0 million by the end of 2017 relating to restructuring actions that have been initiated. In addition, we expect to pay $10.0 million to $11.0 million between 2018 and 2022 related to restructuring actions that have been initiated. As a result of the continuing BNS integration, additional restructuring actions are expected to be identified and the resulting charges and cash requirements may be material.

Asset impairments

During the three months ended March 31, 2016, we recorded a $15.3 million goodwill impairment charge in the CCS segment as a result of the impairment analysis required by the change in reportable segments.

Net interest expense, Other income (expense), net and Income taxes

	Three Months Ended
	March 31,		Change
	2017	2016	$
	(in millions)
Net interest expense	$(68.7)	$(70.0)	$1.3
Other income (expense), net	(16.7)	0.3	(17.0)
Income tax expense	(2.4)	(8.5)	6.1

Net interest expense

The decrease in net interest expense for the three months ended March 31, 2017 as compared to the prior year period resulted from decreases in our long-term debt due to our debt redemptions in 2016. The reduction was largely offset by the write-off of $9.6 million of debt issuance costs and original issue discount during the three months ended March 31, 2017 in connection with the redemption of $500.0 million of 4.375% senior secured notes due 2020 (the 2020 Notes) and the prepayment of $250.0 million of senior secured term loans. The redemption of the 2020 Notes and the prepayment of the senior secured term loans were substantially funded by the issuance of $750.0 million of new 5.00% senior notes in March 2017.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount was 5.39% at March 31, 2017, 5.24% at December 31, 2016 and 5.50% at March 31, 2016.

Other income (expense), net

In connection with the redemption of the 2020 Notes during the three months ended March 31, 2017, we incurred a redemption premium of $14.8 million which was included in other income (expense), net.

Foreign exchange losses of $1.9 million were included in other income (expense), net for the three months ended March 31, 2017 compared to losses of $1.1 million for the three months ended March 31, 2016.

During the three months ended March 31, 2017 and 2016, we sold a portion of our investment in Hydrogenics resulting in pretax gains of $0.6 million and $0.4 million, respectively, which were recorded in other income (expense), net.

Income taxes

Our effective income tax rate of 6.6% for the three months ended March 31, 2017 was significantly lower than the statutory rate of 35.0% primarily due to the favorable impact of $8.7 million of excess tax benefits related to equity-based compensation awards. Such benefits, which were previously reflected in additional paid-in capital, are now recognized in income tax expense as a result of the adoption of ASU No. 2016-09. See the discussion under Recent Accounting Pronouncements in Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding the adoption of this new accounting guidance. Our effective income tax rate was also favorably affected by the impact of earnings in foreign jurisdictions that we do not plan to repatriate. These earnings are generally taxed at rates lower than the U.S. statutory rate. Offsetting these decreases for the three months ended March 31, 2017 was the effect of the provision for state income taxes.

Our effective income tax rate of 40.2% for the three months ended March 31, 2016 was higher than the statutory rate of 35.0% primarily due to the impact of the goodwill impairment charge for which only partial tax benefits were recorded. In addition, our effective income tax rate was also affected by the provision for state income taxes as well as losses in certain jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable. These increases to the effective income tax rate were partially offset by the impact of earnings in foreign jurisdictions that we do not plan to repatriate, which are generally taxed at rates lower than the U.S. statutory rate.

Segment Results

	Three Months Ended
	March 31,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$681.6	59.9%	$687.0	60.1%	$(5.4)	(0.8)%
CMS	455.7	40.1	457.0	39.9	(1.3)	(0.3)
Consolidated net sales	$1,137.3	100.0%	$1,144.0	100.0%	$(6.7)	(0.6)%

Operating income by segment:
CCS	$47.8	7.0%	$50.0	7.3%	$(2.2)	(4.4)%
CMS	73.6	16.2	40.7	8.9	32.9	80.8
Consolidated operating income	$121.4	10.7%	$90.7	7.9%	$30.7	33.8%

Non-GAAP adjusted operating income by segment:
CCS	$115.3	16.9%	$134.8	19.6%	$(19.5)	(14.5)%
CMS	102.0	22.4	76.6	16.8	25.4	33.2
Non-GAAP consolidated adjusted operating income (1)	$217.3	19.1%	$211.4	18.5%	$5.9	2.8%

(1)	See “Reconciliation of Non-GAAP Measures.” Components may not sum to total due to rounding.

CommScope Connectivity Solutions Segment

Our CCS segment provides connectivity and network intelligence for indoor and outdoor network applications. Indoor network solutions are found in commercial buildings and in the network core, which includes data centers, central offices and cable television headends. These solutions provide voice, video, data and other mission-critical, high-bandwidth applications including storage area networks, streaming media, data backhaul, cloud applications and grid computing. These comprehensive solutions, sold primarily under the SYSTIMAX, Uniprise and AMP NETCONNECT brands, include optical fiber and twisted pair structured cabling solutions, intelligent infrastructure software, network rack and cabinet enclosures, patch cords and panels, and network design services. Our outdoor network solutions are found in access networks and include coaxial cabling and fiber-optic connectivity solutions, which include a robust portfolio of fiber optic connectors and fiber management systems.

For the three months ended March 31, 2017, net sales from the CCS segment were lower than the prior year period due to decreases in net sales in the APAC and CALA regions, mostly offset by higher net sales in the U.S. and the EMEA region. Foreign exchange rate changes and price reductions each had a negative impact on CCS segment net sales of approximately 1% for the three months ended March 31, 2017 compared to the same period in 2016.

CCS segment operating income and non-GAAP adjusted operating income decreased for the three months ended March 31, 2017 compared to the prior year period. The decrease resulted from lower gross margins as a result of manufacturing inefficiencies related to ramping up capacity in several North American facilities as well as the impact of price reductions. These decreases were partially offset by benefits from cost reduction initiatives. Operating income for the CCS segment declined as a result of higher restructuring costs partially offset by lower goodwill impairment charges and lower intangible asset amortization. The impacts of restructuring costs, goodwill impairment charges and intangible asset amortization are excluded from the calculation of non-GAAP adjusted operating income. See “Reconciliation of Non-GAAP Measures.”

We expect demand for our indoor network CCS products to be driven by global information technology spending and spending in core networks as the ongoing need for bandwidth and intelligence in the network continues to create demand for high-performance connectivity solutions. We expect demand for our outdoor network CCS products to be driven by global deployment of fiber-optic solutions for fiber-to-the-X applications, new services and providers in the access market, ongoing maintenance requirements of cable networks and the residential construction market activity in North America. Uncertain global economic conditions, variability in the levels of commercial and residential construction activity, uncertain levels of information technology spending and reductions in the levels of distributor inventories may negatively affect demand for our products. The ongoing demand for fiber solutions is expected to be somewhat offset by decelerating demand for copper solutions in networks. In the near-term, we expect more cautious spending patterns at certain North American operators and continuing weakness in demand for our indoor network CCS products. In addition, we experienced integration issues in the beginning of 2017 that negatively affected customer service levels and order rates. These issues are expected to have an adverse impact on our near-term results.

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

The CMS segment experienced a decrease in net sales for the three months ended March 31, 2017 in the APAC region and Canada that was mostly offset by stronger net sales in the U.S. and the EMEA region. CMS segment net sales in the U.S. continue to benefit from increased spending by certain domestic operators. Price reductions and foreign exchange rate changes had a negative impact of approximately 2% and 1%, respectively, on CMS segment net sales for the three months ended March 31, 2017 compared to the prior year period. These decreases were largely offset by increased sales volumes.

CMS segment operating income and non-GAAP adjusted operating income increased for the three months ended March 31, 2017 primarily due to favorable geographic mix and benefits from cost reduction initiatives. In addition, CMS segment operating income increased as a result of lower restructuring costs. The impacts of restructuring costs are excluded from the calculation of non-GAAP adjusted operating income. See “Reconciliation of Non-GAAP Measures.”

Our sales to wireless operators can be volatile. We expect longer-term demand for our CMS products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services in developed markets. In addition, we expect longer-term demand for our CMS products to be favorably affected by government initiatives to promote the expansion of wireless networks (e.g., FirstNet). We also expect longer-term demand for our CMS products to be positively affected by the introduction of 5G technology. In preparation for 5G networks, we continue to invest heavily in R&D, support customer trials and participate in industry forums to help shape 5G standards. Uncertainty in the global economy or a particular region or consolidation among wireless operators may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	March 31, 2017	December 31, 2016	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$437.6	$428.2	$9.4	2.2%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	760.3	720.2	40.1	5.6
Availability under revolving credit facility	409.4	441.1	(31.7)	(7.2)
Long-term debt, including current portion	4,567.4	4,562.0	5.4	0.1
Total capitalization (2)	5,971.4	5,956.1	15.3	0.3
Long-term debt, including current portion, as a percentage of total capitalization	76.5%	76.6%

(1)

Working capital consisted of current assets of $2,032.2 million less current liabilities of $834.3 million at March 31, 2017. Working capital consisted of current assets of $1,993.8 million less current liabilities of $857.8 million at December 31, 2016.

(2)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. We believe these sources will be sufficient to meet our presently anticipated future cash needs. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of debt and/or equity. The primary uses of liquidity include debt service requirements (including voluntary debt repayments or redemptions), funding working capital requirements, funding acquisitions, paying acquisition integration costs, capital expenditures, paying restructuring costs, income tax payments (including cost of repatriation), funding pension and other postretirement obligations, and stock repurchases.

Cash and cash equivalents increased during the first three months of 2017 mainly due to cash generated by operations offset partially by cash utilized for the repurchase of common stock under our stock repurchase plan and our March 2017 debt transactions. As of March 31, 2017, approximately 86% of our cash and cash equivalents were held outside the U.S. Income taxes have been provided on foreign earnings such that there would be no significant tax cost to repatriate the portion of this cash that is not required to meet operational needs of our international subsidiaries.

Working capital, excluding cash and cash equivalents and the current portion of long-term debt, increased in the quarter primarily due to lower accrued compensation balances due to the payment of 2016 incentive compensation. The net change in total capitalization during the three months ended March 31, 2017 reflected current year earnings, foreign currency translation gains and the effects of equity compensation exercises largely offset by stock repurchases.

Cash Flow Overview

	March 31,		Dollar
	2017	2016	Change
	(in millions)
Net cash generated by operating activities	$102.8	$119.5	$(16.7)
Net cash generated by (used in) investing activities	(11.9)	5.0	(16.9)
Net cash used in financing activities	(88.6)	(4.4)	(84.2)

Operating Activities

During the three months ended March 31, 2017, we generated $102.8 million of cash through operating activities compared to $119.5 million during the three months ended March 31, 2016. The lower level of cash generation was primarily due to the impact of paying higher incentive compensation than in the prior year period. This was partially offset by improved timing of collections of accounts receivable due to a higher concentration of sales to domestic customers than in the prior year period.

Investing Activities

Investment in property, plant and equipment during the three months ended March 31, 2017 was $12.9 million compared with $14.5 million for the prior year period. The investment in property, plant and equipment was primarily related to supporting improvements in manufacturing operations, including expanding production capacity and investing in information technology, including software developed for internal use.

During the three months ended March 31, 2016, we received adjustments to the BNS acquisition purchase price of $15.4 million and sold a facility that was no longer being utilized for $3.7 million.

Financing Activities

During the three months ended March 31, 2017, we issued $750.0 million of 5.00% Senior Notes due March 15, 2027 (the 2027 Notes), and the proceeds, together with cash on hand, were used to (i) redeem all $500.0 million of the outstanding 2020 Notes, (ii) repay a portion of the outstanding borrowings under our senior secured term loans, including $111.9 million of outstanding principal on our senior secured term loan due 2018 and $138.1 million of outstanding principal on our senior secured term loan due 2022 (the 2022 Term Loan), and (iii) pay related fees and expenses. We paid a $14.8 million premium to redeem the 2020 Notes and paid $6.1 million in debt issuance costs related to the 2027 Notes. We may voluntarily repay additional debt or repurchase certain of our senior notes if market conditions are favorable and the applicable indenture and the credit agreements governing the senior secured credit facilities permit such repayment or repurchase. We may also refinance portions of our existing debt to reduce interest rates, extend the term or adjust the total amount of fixed or floating-rate debt.

As of March 31, 2017, we had no outstanding borrowings under our revolving credit facility and the remaining availability was approximately $409.4 million, reflecting a borrowing base of $440.1 million reduced by $30.7 million of letters of credit issued under the revolving credit facility.

During the three months ended March 31, 2017, we paid cash of $58.8 million to repurchase stock under a stock repurchase program authorized by our Board of Directors on February 23, 2017. As of March 31, 2017, an additional $6.2 million of the stock repurchases had not yet settled and a liability has been reflected for this amount. Under the plan we are authorized to repurchase up to $100.0 million of our outstanding common stock, with the plan expiring on February 28, 2018. We had $35.0 million remaining authorized under the stock repurchase program as of March 31, 2017 and the repurchase was completed in April 2017.

During the three months ended March 31, 2017, we received proceeds of $5.8 million related to the exercise of stock options. Also during the three months ended March 31, 2017, employees surrendered 393,594 shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $14.8 million.

During the three months ended March 31, 2016, we made a mandatory debt repayment of $3.1 million on the 2022 Term Loan. Also during the three months ended March 31, 2016, we received proceeds of $1.5 million related to the exercise of stock options and employees surrendered 107,809 shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units, which reduced cash flows by $2.7 million.

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

We also believe presenting these non-GAAP results for the twelve months ended March 31, 2017 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the three months ended March 31, 2016 from the data for the year ended December 31, 2016 and then adding the data for the three months ended March 31, 2017.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to adjusted EBITDA as presented below, but also give pro forma effect to certain events, including acquisitions and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended March 31, 2017, our pro forma adjusted EBITDA, as measured pursuant to indentures governing our notes, was $1,152.5 million, which included the impact of savings from announced cost reduction initiatives ($14.4 million) so that the impact of the cost reduction initiatives are fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at March 31, 2017.

Consolidated

	Three Months		Year	Twelve Months
	Ended		Ended	Ended
	March 31,		December 31,	March 31,
	2017	2016	2016	2017
	(in millions)
Operating income	$121.4	$90.7	$574.8	$605.4
Adjustments:
Amortization of purchased intangible assets	67.6	73.6	297.2	291.2
Restructuring costs, net	5.4	6.1	42.9	42.2
Equity-based compensation	9.4	8.8	35.0	35.6
Asset impairments	—	15.3	38.6	23.3
Integration and transaction costs (a)	13.5	15.9	62.3	59.9
Purchase accounting adjustments (b)	—	1.0	0.6	(0.4)
Non-GAAP adjusted operating income	$217.3	$211.4	$1,051.4	$1,057.2
Depreciation	20.0	19.6	80.5	80.9
Non-GAAP adjusted EBITDA	$237.3	$231.1	$1,131.8	$1,138.1

(a)	Reflects integration costs related to the acquisition of the BNS business, transaction costs related to potential and consummated acquisitions and costs related to secondary stock offerings.
(b)	Reflects non-cash charges resulting from purchase accounting adjustments.

CCS Segment

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating income	$47.8	$50.0
Adjustments:
Amortization of purchased intangible assets	43.6	48.2
Restructuring costs, net	4.8	1.1
Equity-based compensation	5.5	5.0
Asset impairments	—	15.3
Integration and transaction costs	13.7	14.1
Purchase accounting adjustments	—	1.0
Non-GAAP adjusted operating income	$115.3	$134.8

CMS Segment

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating income	$73.6	$40.7
Adjustments:
Amortization of purchased intangible assets	24.1	25.4
Restructuring costs, net	0.6	5.0
Equity-based compensation	3.9	3.8
Integration and transaction costs	(0.2)	1.8
Non-GAAP adjusted operating income	$102.0	$76.6

Note: Components may not sum to total due to rounding.

Contractual Obligations

In March 2017, we issued the 2027 Notes, redeemed the 2020 Notes and repaid a portion of our senior secured term loans. The following table summarizes our contractual obligations at March 31, 2017:

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Remainder of 2017	2018-2019	2020-2021	Thereafter
	(in millions)
Long-term debt, including current maturities (a)	$4,646.3	$—	$—	$650.0	$3,996.3
Interest on long-term debt (a)(b)	1,737.2	178.3	470.6	452.3	636.0
Operating leases	115.8	27.1	47.3	28.3	13.1
Purchase obligations (c)	13.7	13.7	—	—	—
Pension and other postretirement benefit liabilities (d)	15.4	7.8	3.2	1.9	2.5
Restructuring costs, net (e)	29.4	24.6	4.8	—	—
Unrecognized tax benefits (f)	—	—	—	—	—
Total contractual obligations	$6,557.8	$251.5	$525.9	$1,132.5	$4,647.9
(a)

No other prepayment or redemption of any of our long-term debt balances has been assumed. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Note 6 in the Notes to Consolidated Financial Statements included in our 2016 Annual Report for information regarding the terms of our long-term debt agreements.

(b)	Interest on long-term debt excludes the amortization of debt issuance costs and original issue discount. Interest on variable rate debt is estimated based upon rates in effect at March 31, 2017.
(c)

Purchase obligations include minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.

(d)

Amounts reflect expected contributions related to payments under the postretirement benefit plans through 2026 and expected pension contributions of $6.5 million during the remainder of 2017 (see Note 10 in the Notes to Consolidated Financial Statements included in our 2016 Annual Report).

(e)	Future restructuring payments exclude payments due under lease arrangements which are included in operating leases above.
(f)

Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $46.8 million has been excluded from the presentation. We anticipate a reduction of up to $10.0 million of unrecognized tax benefits during the remainder of 2017 (see Note 11 in the Notes to Consolidated Financial Statements included in our 2016 Annual Report).

Off-Balance Sheet Arrangements

We are not party to any significant off-balance sheet arrangements except for operating leases. There have not been any material changes to our off-balance sheet arrangements during the three months ended March 31, 2017.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q or any other oral or written statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “anticipate,” “should,” “could,” “designed to,” “foreseeable future,” “believe,” “think,” “scheduled,” “outlook,” “target,” “guidance” and similar expressions although not all forward-looking statements contain such terms. This list of indicative terms and phrases is not intended to be all-inclusive.

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our ability to integrate the BNS business on a timely and cost-effective manner; our reliance on TE Connectivity for transition services for the BNS business; our ability to realize expected growth opportunities and cost savings from the BNS business; our dependence on customers’ capital spending on data and communication systems; concentration of sales among a limited number of customers and channel partners; changes in technology; industry competition and the ability to retain customers through product innovation, introduction and marketing; risks associated with our sales through channel partners; changes to the regulatory environment in which our customers operate; product quality or performance issues and associated warranty claims; our ability to maintain effective management information systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches or computer viruses; the risk our global manufacturing operations suffer production or shipping delays, causing difficulty in meeting customer demands; the risk that internal production capacity and that of contract manufacturers may be insufficient to meet customer demand or quality standards for our products; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers for certain raw material and components; the risk that contract manufacturers we rely on encounter production, quality, financial or other difficulties; our ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities, including delays or challenges related to removing, transporting or reinstalling equipment, that may affect our ability to meet customer demands for products; possible future restructuring actions; substantial indebtedness and maintaining compliance with debt covenants; our ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; possible future impairment charges for fixed or intangible assets, including goodwill; income tax rate variability and ability to recover amounts recorded as deferred tax assets; our ability to recover value-added tax receivables; our ability to attract and retain qualified key employees; labor unrest; obligations under our defined benefit employee benefit plans may require plan contributions in excess of current estimates; significant international operations exposing us to economic, political and other risks, including the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; our ability to compete in international markets due to export and import controls to which we may be subject; changes in the laws and policies in the United States affecting trade; cost of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign environmental laws; and other factors beyond our control. These and other factors are discussed in greater detail in our 2016 Annual Report on Form 10-K. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the changes disclosed below, there have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2016 Annual Report on Form 10-K, as filed with the SEC on February 23, 2017.

Interest Rate Risk

The table below summarizes the expected interest and principal payments associated with our variable rate debt outstanding at March 31, 2017 (mainly the $1.1 billion of variable rate term loans). The principal payments presented below are based on scheduled maturities and assume no borrowings under the revolving credit facility. The interest payments presented below assume the interest rate in effect at March 31, 2017. The impact of a 1% increase in the interest rate index (taking into account the impact of the LIBOR floor on the term loans) on projected future interest payments on the variable rate debt is also included in the table below.

	Remainder of 2017	2018	2019	2020	2021	There- after
	(dollars in millions)
Principal and interest payments on variable rate debt	$29.7	$39.6	$39.6	$38.8	$38.2	$1,134.4
Average cash interest rate	3.61%	3.61%	3.61%	3.54%	3.48%	3.48%
Impact of 1% increase in interest rate index	$8.2	$11.0	$11.0	$11.0	$11.0	$11.0

We also have $3.6 billion aggregate principal amount of fixed rate senior notes. The table below summarizes our expected interest and principal payments related to our fixed rate debt at March 31, 2017.

	Remainder of 2017	2018	2019	2020	2021	There- after
	(dollars in millions)
Principal and interest payments on fixed rate debt	$148.6	$195.7	$195.7	$195.8	$829.5	$3,497.9
Average cash interest rate	5.51%	5.51%	5.51%	5.51%	5.57%	5.48%

Foreign Currency Risk

During the three months ended March 31, 2017 we entered into foreign exchange forward contracts that are designated as net investment hedges and are intended to mitigate a portion of the foreign currency risk on the Euro net investment in a foreign subsidiary. As of March 31, 2017, the notional value of the forward contracts was $74.5 million and the fair value of the forward contracts was a $0.6 million loss (both based on exchange rates at March 31, 2017). The forward contracts expire in the fourth quarter of 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company continues to rely on TE Connectivity to provide various services under transition service agreements related to portions of the acquired BNS business that have not yet been integrated into legacy CommScope systems. Management continues to evaluate the design of the control procedures relating to BNS and make changes as necessary. Management expects that further changes to internal control over financial reporting, including those related to further system conversions, will take place during 2017 (see Risk Factors in our 2016 Annual Report on Form 10-K).

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth under “Commitments and Contingencies” in Note 1 of Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes from our risk factors as previously reported in Item 1A of our 2016 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

On February 23, 2017, the Company announced that the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s outstanding common stock. The program does not obligate the Company to acquire any particular amount of its common stock, and the program may be extended, modified, suspended or discontinued at any time. The repurchase authorization expires on February 28, 2018.

The following table summarizes the stock purchase activity for the three months ended March 31, 2017 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	134	$36.66	—	$—
February 1, 2017 - February 28, 2017	393,059	$37.49	—	$—
March 1, 2017 - March 31, 2017	1,633,387	$39.81	1,632,986	$34,988,677
Total	2,026,580	$39.36	1,632,986

(1) The total number of shares purchased includes 134 shares in January; 393,059 shares in February; and 401 shares in March that were withheld to satisfy the minimum withholding tax obligations related to RSUs and PSUs that vested during the period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

4.1 *

Indenture, dated as of March 13, 2017, among the Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee (including form of Note) (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on March 13, 2017).

10.1 **	CommScope Holding Company, Inc. Non-Employee Director Compensation Plan (as amended on September 9, 2015) (with Schedule I updated as of April 1, 2017).
18.1 **	Preferability Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1 **	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2 **	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32.1 **

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).

101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Schema Document, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMSCOPE HOLDING COMPANY, INC.

May 3, 2017	/s/ Mark A. Olson
Date	Mark A. Olson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)