Form 10-Q
period 2017-06-30
CommScope Holding Company, Inc.
filed 2017-08-03
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 17, 2017 there were 193,041,305 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

June 30, 2017

Part 1 -- Financial Information (Unaudited)

ITEM 1.  Condensed Consolidated Financial Statements

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Operations
and Comprehensive Income
(Unaudited -- In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$1,174,090	$1,306,788	$2,311,375	$2,450,767
Operating costs and expenses:
Cost of sales	701,306	753,029	1,383,765	1,449,917
Selling, general and administrative	207,369	234,333	418,923	443,530
Research and development	46,887	51,934	95,782	104,124
Amortization of purchased intangible assets	66,981	76,015	134,619	149,631
Restructuring costs, net	13,773	7,605	19,161	13,677
Asset impairments	—	—	—	15,293
Total operating costs and expenses	1,036,316	1,122,916	2,052,250	2,176,172
Operating income	137,774	183,872	259,125	274,595
Other income (expense), net	1,515	(14,653)	(15,221)	(14,352)
Interest expense	(61,417)	(74,113)	(130,971)	(146,675)
Interest income	1,730	1,148	2,604	3,727
Income before income taxes	79,602	96,254	115,537	117,295
Income tax expense	(24,138)	(34,293)	(26,511)	(42,754)
Net income	$55,464	$61,961	$89,026	$74,541

Earnings per share:
Basic	$0.29	$0.32	$0.46	$0.39
Diluted	$0.28	$0.32	$0.45	$0.38

Weighted average shares outstanding:
Basic	193,092	192,241	193,555	191,996
Diluted	197,218	196,073	198,173	195,815

Comprehensive income:
Net income	$55,464	$61,961	$89,026	$74,541
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	86,749	(46,591)	127,100	(307)
Pension and other postretirement benefit activity	(360)	(2,404)	(729)	(3,135)
Loss on net investment hedge	(2,996)	—	(3,351)	—
Available-for-sale securities	(2,132)	(1,411)	(823)	(2,134)
Total other comprehensive income (loss), net of tax	81,261	(50,406)	122,197	(5,576)
Total comprehensive income	$136,725	$11,555	$211,223	$68,965

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share amounts)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$484,491	$428,228
Accounts receivable, less allowance for doubtful accounts of $18,838 and $17,211, respectively	931,654	952,367
Inventories, net	529,604	473,267
Prepaid expenses and other current assets	146,375	139,902
Total current assets	2,092,124	1,993,764
Property, plant and equipment, net of accumulated depreciation of $351,021 and $303,734, respectively	475,297	474,990
Goodwill	2,810,738	2,768,304
Other intangible assets, net	1,694,282	1,799,065
Other noncurrent assets	103,535	105,863
Total assets	$7,175,976	$7,141,986
Liabilities and Stockholders' Equity
Accounts payable	$448,464	$415,921
Other accrued liabilities	308,345	429,397
Current portion of long-term debt	—	12,500
Total current liabilities	756,809	857,818
Long-term debt	4,569,967	4,549,510
Deferred income taxes	189,914	199,121
Pension and other postretirement benefit liabilities	31,295	31,671
Other noncurrent liabilities	108,368	109,782
Total liabilities	5,656,353	5,747,902
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: None	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000;
Issued and outstanding shares: 193,029,472 and 193,837,437,
respectively	1,970	1,950
Additional paid-in capital	2,311,374	2,282,014
Retained earnings (accumulated deficit)	(500,736)	(589,556)
Accumulated other comprehensive loss	(162,916)	(285,113)
Treasury stock, at cost: 4,010,752 shares and 1,129,222 shares,
respectively	(130,069)	(15,211)
Total stockholders' equity	1,519,623	1,394,084
Total liabilities and stockholders' equity	$7,175,976	$7,141,986

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating Activities:
Net income	$89,026	$74,541
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	190,453	200,497
Equity-based compensation	20,598	18,246
Deferred income taxes	(14,073)	(48,319)
Asset impairments	—	15,293
Changes in assets and liabilities:
Accounts receivable	43,975	(137,532)
Inventories	(42,243)	(18,386)
Prepaid expenses and other assets	(1,773)	10,139
Accounts payable and other liabilities	(120,777)	164,855
Other	24,847	5,929
Net cash generated by operating activities	190,033	285,263
Investing Activities:
Additions to property, plant and equipment	(30,577)	(32,184)
Proceeds from sale of property, plant and equipment	4,978	3,740
Cash paid for acquisitions including purchase price adjustments, net of cash acquired	—	6,263
Other	6,778	1,656
Net cash used in investing activities	(18,821)	(20,525)
Financing Activities:
Long-term debt repaid	(780,379)	(306,270)
Long-term debt proceeds	780,379	—
Debt issuance and modification costs	(8,363)	—
Debt extinguishment costs	(14,800)	(9,939)
Cash paid for repurchase of common stock	(100,000)	—
Proceeds from the issuance of common shares under equity-based compensation plans	8,506	6,991
Tax withholding payments for vested equity-based compensation awards	(14,858)	(2,796)
Net cash used in financing activities	(129,515)	(312,014)
Effect of exchange rate changes on cash and cash equivalents	14,566	435
Change in cash and cash equivalents	56,263	(46,841)
Cash and cash equivalent at beginning of period	428,228	562,884
Cash and cash equivalents at end of period	$484,491	$516,043

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited - In thousands, except share amounts)

	Six Months Ended
	June 30,
	2017	2016
Number of common shares outstanding:
Balance at beginning of period	193,837,437	191,368,727
Issuance of shares under equity-based compensation plans	2,073,565	1,360,090
Shares surrendered under equity-based compensation plans	(396,010)	(110,704)
Repurchase of common stock	(2,485,520)	—
Balance at end of period	193,029,472	192,618,113
Common stock:
Balance at beginning of period	$1,950	$1,923
Issuance of shares under equity-based compensation plans	20	14
Balance at end of period	$1,970	$1,937
Additional paid-in capital:
Balance at beginning of period	$2,282,014	$2,216,202
Issuance of shares under equity-based compensation plans	8,486	6,977
Equity-based compensation	20,579	18,135
Cumulative effect of change in accounting principle	295	—
Tax benefit from shares issued under equity-based compensation plans	—	6,190
Balance at end of period	$2,311,374	$2,247,504
Retained earnings (accumulated deficit):
Balance at beginning of period	$(589,556)	$(812,394)
Net income	89,026	74,541
Cumulative effect of change in accounting principle	(206)	—
Balance at end of period	$(500,736)	$(737,853)
Accumulated other comprehensive loss:
Balance at beginning of period	$(285,113)	$(171,678)
Other comprehensive income (loss), net of tax	122,197	(5,576)
Balance at end of period	$(162,916)	$(177,254)
Treasury stock, at cost:
Balance at beginning of period	$(15,211)	$(11,333)
Net shares surrendered under equity-based compensation plans	(14,858)	(2,796)
Repurchase of common stock	(100,000)	—
Balance at end of period	$(130,069)	$(14,129)
Total stockholders' equity	$1,519,623	$1,320,205

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

Basis of Presentation

The Condensed Consolidated Balance Sheet as of June 30, 2017, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2017 and 2016, and the Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity for the six months ended June 30, 2017 and 2016 are unaudited and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for these interim periods are not necessarily indicative of the results of operations to be expected for any future period or the full fiscal year.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Annual Report). There were no changes in the Company’s significant accounting policies during the three or six months ended June 30, 2017. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements.

Prior to January 1, 2017, the Company consolidated the operating results of the acquired BNS business based on the BNS fiscal reporting calendar that resulted in a reporting lag of one day for the year ended December 31, 2016. Effective January 1, 2017, the reporting lag was eliminated as a result of system conversions that were part of the BNS integration. The elimination of the reporting lag represents a change in accounting principle which the Company believes to be preferable because it provides more current information to the users of its financial statements. The Company determined that it was impracticable to apply the effects of the lag elimination to financial reporting periods prior to January 1, 2017. The cumulative effect of not retroactively applying this change in accounting, however, was immaterial as of January 1, 2017. Therefore, the Company reported the cumulative effect of the change in accounting principle in net income for the six months ended June 30, 2017 and did not retrospectively apply the effects of this change to prior periods.

Concentrations of Risk and Related Party Transactions

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for 12% and 11% of the Company’s total net sales during the three and six months ended June 30, 2017, respectively. Net sales to Anixter accounted for 11% of the Company’s total net sales during the three and six months ended June 30, 2016. Sales to Anixter primarily originate within the CommScope Connectivity Solutions (CCS) segment. Other than Anixter, no other direct customer accounted for 10% or more of the Company’s total net sales for the three or six months ended June 30, 2017 or 2016.

Accounts receivable from Anixter represented approximately 12% of accounts receivable as of June 30, 2017. Other than Anixter, no direct customer accounted for 10% or more of the Company’s accounts receivable as of June 30, 2017.

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Product warranty accrual, beginning of period	$20,180	$17,689	$21,631	$17,964
Provision for warranty claims	2,028	2,468	4,231	4,519
Warranty claims paid	(2,029)	(1,864)	(5,718)	(4,412)
Foreign exchange	104	63	139	285
Product warranty accrual, end of period	$20,283	$18,356	$20,283	$18,356

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. During the six months ended June 30, 2016, the Company recorded a $15.3 million goodwill impairment charge as a result of the change in its reportable segments. The impairment was recorded in the CCS segment.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. Other than the goodwill impairment described above, there were no asset impairments identified during the three or six months ended June 30, 2017 or 2016.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Income Taxes

The effective income tax rate of 30.3% and 22.9% for the three and six months ended June 30, 2017, respectively, was lower than the statutory rate of 35.0% primarily due to the favorable impact of $4.4 million and $13.1 million of excess tax benefits related to equity-based compensation awards for the three and six months ended June 30, 2017, respectively. Such benefits, which were previously reflected in additional paid-in capital, are now recognized in income tax expense as a result of the adoption of Accounting Standards Update (ASU) No. 2016-09. See the discussion under Recent Accounting Pronouncements for further information regarding the adoption of this new accounting guidance. The effective income tax rate was also favorably affected by the impact of earnings in foreign jurisdictions that the Company does not plan to repatriate. These earnings are generally taxed at rates lower than the United States (U.S.) statutory rate. Offsetting these decreases for the three and six months ended June 30, 2017 was the effect of the provision for state income taxes.

The effective income tax rate of 35.6% and 36.4% for the three and six months ended June 30, 2016, respectively, was higher than the statutory rate of 35.0% primarily due to the provision for state income taxes as well as losses in certain jurisdictions where the Company did not recognize tax benefits due to the likelihood of them not being realizable. In addition, the effective income tax rate for the six months ended June 30, 2016 was affected by the impact of the goodwill impairment charge for which only partial tax benefits were recorded. These increases to the effective income tax rate were partially offset by the favorable impact of earnings in foreign jurisdictions that the Company does not plan to repatriate.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on net income divided by the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares using the treasury stock method. Potentially dilutive common shares include outstanding equity-based awards (stock options, restricted stock units and performance share units). Certain outstanding equity-based awards were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance conditions were not met (0.7 million shares and 0.5 million shares for the three and six months ended June 30, 2017, respectively, and 1.7 million shares and 1.6 million shares for the three and six months ended June 30, 2016, respectively). During the three and six months ended June 30, 2017, the Company repurchased 0.9 million shares and 2.5 million shares, respectively, of its common stock to reduce dilution from grants under its equity-based award programs. See Note 11 for more information on the share repurchase program.

The following table presents the basis for the earnings per share computations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income for basic and diluted earnings per share	$55,464	$61,961	$89,026	$74,541

Denominator:
Weighted average common shares outstanding - basic	193,092	192,241	193,555	191,996
Dilutive effect of equity-based awards	4,126	3,832	4,618	3,819
Weighted average common shares outstanding - diluted	197,218	196,073	198,173	195,815

Earnings per share:
Basic	$0.29	$0.32	$0.46	$0.39
Diluted	$0.28	$0.32	$0.45	$0.38

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Recent Accounting Pronouncements

Adopted During the Six Months Ended June 30, 2017

The Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting on January 1, 2017. The new standard simplifies several aspects of the accounting for employee equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Beginning January 1, 2017, the Company recognized all excess tax benefits in income tax expense. An income tax benefit of $4.4 million and $13.1 million was recognized for the three and six months ended June 30, 2017, respectively, under ASU No. 2016-09. The Company recognized a $0.2 million, net of tax, cumulative effect adjustment to retained earnings as a result of its election to change its accounting policy to account for forfeitures as they occur. The impact of the adoption of ASU No. 2016-09 to the Condensed Consolidated Statements of Cash Flows was to present excess tax benefits or deficiencies as an operating activity rather than as a financing activity. The Company elected to present the impact on the Condensed Consolidated Statements of Cash Flows retrospectively; therefore, the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 reflects an increase to both net cash generated by operating activities and net cash used in financing activities of $6.7 million.

The Company also adopted ASU No. 2016-15, Cash Flow Classification of Certain Cash Receipts and Cash Payments, as of January 1, 2017. This guidance amends or clarifies guidance on classification of certain transactions in the statement of cash flows, including classification of debt extinguishment costs and contingent consideration payments after a business combination. During the six months ended June 30, 2017, the impact of adoption on the Company’s Condensed Consolidated Statements of Cash Flows was to present $14.8 million of debt redemption premium paid as a financing activity rather than as an operating activity. The provisions of this new standard are required to be applied retrospectively; therefore, the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 reflects an increase to both net cash generated by operating activities and net cash used in financing activities of $9.9 million.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes the current leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize assets and lease liabilities for the rights and obligations created by leased assets previously classified as operating leases. ASU No. 2016-02 is effective for the Company as of January 1, 2019 and early adoption is permitted. The Company expects to adopt this new guidance as of January 1, 2019 and is evaluating the impact of the new guidance on the consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which modifies how entities measure equity investments (except those accounted for under the equity method of accounting) and present changes in the fair value of financial liabilities; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; changes presentation and disclosure requirements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance is effective for the Company as of January 1, 2018 and, with the exception of certain provisions, early adoption is not permitted. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new accounting standard defines a single comprehensive model of accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company will be required to adopt the new standard, including subsequently issued clarifying guidance, as of January 1, 2018 using either: (i) full retrospective application to each prior reporting period presented; or (ii) modified retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional required disclosures. The Company plans to adopt the new accounting model as of January 1, 2018 using the modified retrospective method.

The Company has completed an impact assessment and determined that adoption of the standard will likely result in an acceleration in the timing of when revenues are recognized for contracts containing multiple performance obligations. These contract revenues are currently accounted for using the multi-element guidance and are primarily for certain metro cell, distributed antenna system (DAS) and small cell solutions within the CommScope Mobility Solutions (CMS) segment. These multi-element revenue contracts represented less than 2% of total net sales for the three and six months ended June 30, 2017. Due to the short-term nature of most of the contracts, the ultimate impact to the Company’s consolidated financial statements at adoption will be based on customer-specific contract terms in effect at that time and could be significant.

The Company is in the process of implementing the necessary changes to its accounting policies, processes, internal controls and information systems that will be required to meet the new standard’s reporting and disclosure requirements.

2. ACQUISITIONS

On August 28, 2015, the Company acquired TE Connectivity’s BNS business for approximately $3.0 billion in an all-cash transaction. During the six months ended June 30, 2016, the Company received $6.3 million in net settlements for certain adjustments related to the BNS acquisition. Also during the three and six months ended June 30, 2016, the Company recorded measurement period adjustments primarily related to the finalization of the valuation of inventory, intangible assets, plant and equipment, pension liabilities and deferred taxes. The impact of these measurement period adjustments was not material to the Company’s results.

3. GOODWILL

The following table presents goodwill by reportable segment (in millions):

	CCS	CMS	Total
Goodwill, gross at December 31, 2016	$2,077.5	$901.8	$2,979.3
Foreign exchange	40.6	1.8	42.4
Goodwill, gross at June 30, 2017	2,118.1	903.6	3,021.7
Accumulated impairment charges at December 31, 2016 and June 30, 2017	(51.5)	(159.5)	(211.0)
Goodwill, net at June 30, 2017	$2,066.6	$744.1	$2,810.7

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	June 30, 2017	December 31, 2016
Raw materials	$141,954	$126,027
Work in process	118,000	135,848
Finished goods	269,650	211,392
	$529,604	$473,267

Other Accrued Liabilities

	June 30, 2017	December 31, 2016
Compensation and employee benefit liabilities	$99,687	$169,923
Deferred revenue	20,244	25,859
Product warranty accrual	20,283	21,631
Accrued interest	18,712	8,586
Restructuring reserve	29,756	30,438
Income taxes payable	18,544	49,984
Value-added taxes payable	12,960	14,885
Accrued professional fees	9,230	10,621
Other	78,929	97,470
	$308,345	$429,397

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign currency translation
Balance at beginning of period	$(213,797)	$(114,336)	$(254,148)	$(160,620)
Other comprehensive income (loss)	86,749	(46,897)	126,833	(613)
Amounts reclassified from AOCL	—	306	267	306
Balance at end of period	$(127,048)	$(160,927)	$(127,048)	$(160,927)

Defined benefit plan activity
Balance at beginning of period	$(33,842)	$(18,298)	$(33,473)	$(17,567)
Other comprehensive loss	—	(1,730)	—	(1,730)
Amounts reclassified from AOCL	(360)	(674)	(729)	(1,405)
Balance at end of period	$(34,202)	$(20,702)	$(34,202)	$(20,702)

Net investment hedge
Balance at beginning of period	$(355)	$—	$—	$—
Other comprehensive loss	(2,996)	—	(3,351)	—
Balance at end of period	$(3,351)	$—	$(3,351)	$—

Available-for-sale securities
Balance at beginning of period	$3,817	$5,786	$2,508	$6,509
Other comprehensive income (loss)	1,616	(901)	3,314	(1,395)
Amounts reclassified from AOCI	(3,748)	(510)	(4,137)	(739)
Balance at end of period	$1,685	$4,375	$1,685	$4,375
Net AOCL at end of period	$(162,916)	$(177,254)	$(162,916)	$(177,254)

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

Cash Flow Information

	Six Months Ended June 30,
	2017	2016
Cash paid during the period for:
Income taxes, net of refunds	$77,318	$38,308
Interest	$105,376	$138,462

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

5. FINANCING

	June 30, 2017	December 31, 2016
5.00% senior notes due March 2027	$750,000	$—
6.00% senior notes due June 2025	1,500,000	1,500,000
5.50% senior notes due June 2024	650,000	650,000
5.00% senior notes due June 2021	650,000	650,000
4.375% senior secured notes due June 2020	—	500,000
Senior secured term loan due December 2022	1,096,250	1,234,375
Senior secured term loan due January 2018	—	111,875
Senior secured revolving credit facility expires May 2020	—	—
Total principal amount of debt	$4,646,250	$4,646,250
Less: Original issue discount, net of amortization	(4,555)	(5,857)
Less: Debt issuance costs, net of amortization	(71,728)	(78,383)
Less: Current portion	—	(12,500)
Total long-term debt	$4,569,967	$4,549,510

See Note 6 in the Notes to Consolidated Financial Statements in the 2016 Annual Report for additional information on the terms and conditions of the 6.00% senior notes (the 2025 Notes), the 5.50% senior notes (the 2024 Notes), the 5.00% senior notes (the 2021 Notes), the 4.375% senior secured notes (the 2020 Notes) and the senior secured term loans and credit facility.

5.00% Senior Notes Due 2027

In March 2017, CommScope Technologies LLC (CommScope Technologies), a wholly owned subsidiary of the Company, issued $750.0 million of 5.00% Senior Notes due March 15, 2027 (the 2027 Notes). Interest is payable on the 2027 Notes semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The Company used the proceeds of the issuance of the 2027 Notes, together with cash on hand, to (i) redeem all of the 2020 Notes, (ii) repay a portion of the outstanding borrowings under its senior secured term loans, including all $111.9 million of outstanding principal on the senior secured term loan due 2018 and $138.1 million of outstanding principal on the senior secured term loan due 2022 (the 2022 Term Loan), and (iii) pay related fees and expenses. The redemption of the 2020 Notes resulted in a $14.8 million charge which is reflected in other income (expense), net. In connection with the redemption of the 2020 Notes and prepayments of the senior secured term loans, $9.6 million of debt issuance costs and original issue discount were written off and included in interest expense.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

In connection with issuing the 2027 Notes, the Company paid $7.2 million of debt issuance costs during the six months ended June 30, 2017, which was recorded as a reduction of the carrying amount of the debt and is being amortized over the term of the notes.

Senior Secured Credit Facilities

During May 2017, the Company amended the 2022 Term Loan to reduce the interest rate margin. The interest rate is, at the Company’s option, either (1) the base rate (as described in the credit agreement, as amended) plus a margin of 1.00% or (2) one-,  two-, three- or six-month LIBOR or, if available from all lenders, twelve-month LIBOR (selected at the Company’s option) plus a margin of 2.00%. Before the amendment, the margin on the interest rate with respect to base rate loans was 1.50% and with respect to LIBOR loans was 2.50%. The amendment also reduced the 1.75% base rate floor to 1.00% and eliminated the 0.75% LIBOR floor. The amendment resulted in the repayment of $30.4 million to certain lenders under the senior secured credit facilities and the receipt of $30.4 million in proceeds from new lenders and existing lenders who increased their positions. In conjunction with the amendment, the Company recorded $1.1 million of debt modification costs in other income (expense), net.

No portion of the senior secured term loan was reflected as a current portion of long-term debt as of June 30, 2017 related to the potentially required excess cash flow payment because the amount that may be payable in 2018, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2017 related to 2016.

During the six months ended June 30, 2017, the Company did not borrow under its revolving credit facility. As of June 30, 2017, the Company had availability of approximately $474.2 million under the asset-based revolving credit facility, after giving effect to borrowing base limitations and outstanding letters of credit.

Other Matters

The following table summarizes scheduled maturities of long-term debt as of June 30, 2017 (in millions):

	Remainder of 2017	2018	2019	2020	2021	Thereafter
Scheduled maturities of long-term debt	$—	$—	$—	$—	$650.0	$3,996.3

The Company’s non-guarantor subsidiaries held $2,581 million, or 36%, of total assets and $583 million, or 10%, of total liabilities as of June 30, 2017 and accounted for $471 million, or 40%, and $911 million, or 39%, of net sales for the three and six months ended June 30, 2017, respectively. As of December 31, 2016, the non-guarantor subsidiaries held $2,211 million, or 31%, of total assets and $615 million, or 11%, of total liabilities. For the three and six months ended June 30, 2016, the non-guarantor subsidiaries accounted for approximately $560 million, or 43%, and $1,060 million, or $43%, of net sales, respectively. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.36% and 5.24% at June 30, 2017 and December 31, 2016, respectively.

6. DERIVATIVES AND HEDGING ACTIVITIES

Derivatives Not Designated As Hedging Instruments

The Company uses forward contracts to hedge a portion of its balance sheet foreign exchange re-measurement risk and to hedge certain planned foreign currency expenditures. As of June 30, 2017, the Company had foreign exchange contracts outstanding with maturities of up to twelve months and aggregate notional values of $359 million (based on exchange rates as of June 30, 2017). Unrealized gains and losses resulting from these contracts are recognized in other income (expense), net and partially offset corresponding foreign exchange gains and losses on the balances and expenditures being hedged. These instruments are not held for speculative or trading purposes and are not designated as hedges for hedge accounting and are marked to market each period through earnings.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table presents the balance sheet location and fair value of the Company’s derivatives not designated as hedging instruments:

		Fair Value of Asset (Liability)
	Balance Sheet Location	June 30, 2017	December 31, 2016
Foreign currency contracts	Prepaid expenses and other current assets	$8,452	$289
Foreign currency contracts	Other accrued liabilities	(513)	(8,349)
Total derivatives not designated as hedging instruments		$7,939	$(8,060)

The pretax impact of these foreign currency forward contracts, both matured and outstanding, on the Condensed Consolidated Statements of Operations and Comprehensive Income is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Gain (Loss) Recognized
Three Months Ended June 30, 2017	Other income (expense), net	$12,553
Three Months Ended June 30, 2016	Other income (expense), net	$(7,953)
Six Months Ended June 30, 2017	Other income (expense), net	$14,409
Six Months Ended June 30, 2016	Other income (expense), net	$(6,789)

Derivative Instruments Designated As Net Investment Hedge

During 2017, the Company entered into foreign exchange forward contracts that are designated as net investment hedges and are intended to mitigate a portion of the foreign currency risk on the Euro net investment in a foreign subsidiary. As of June 30, 2017, the Company held forward contracts with outstanding maturities of six months and aggregate notional values of $75.0 million.

Hedge effectiveness is assessed each quarter based on the net investment in the foreign subsidiary designated as the hedged item and the overall changes in the fair value of the forward contracts. For hedges that meet the effectiveness requirements, changes in fair value are recorded as a component of other comprehensive income (loss), net of tax. Any change in fair value that is the result of ineffectiveness is recognized immediately in earnings. As of June 30, 2017, there was no ineffectiveness on the instruments designated as net investment hedges.

The following table presents the balance sheet location and fair value of the derivatives designated as net investment hedges:

		Fair Value of Asset (Liability)
	Balance Sheet Location	June 30, 2017	December 31, 2016
Foreign currency contracts	Prepaid expenses and other current assets	$—	$—
Foreign currency contracts	Other accrued liabilities	(5,405)	—
Total derivatives designated as net investment hedging instruments		$(5,405)	$—

The after tax impact of the effective portion of the forward contracts designated as net investment hedging instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income is as follows:

Foreign Currency Forward Contracts	Location of Loss	Effective Portion of Loss Recognized
Three Months Ended June 30, 2017	Other comprehensive income (loss), net of tax	$(2,996)
Three Months Ended June 30, 2016	Other comprehensive income (loss), net of tax	—
Six Months Ended June 30, 2017	Other comprehensive income (loss), net of tax	$(3,351)
Six Months Ended June 30, 2016	Other comprehensive income (loss), net of tax	—

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

7. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, available-for-sale securities, debt instruments and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of June 30, 2017 and December 31, 2016 were considered representative of their fair values due to their short terms to maturity. The fair value of the Company’s available-for-sale securities was based on quoted market prices. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s available-for-sale securities, foreign currency contracts and debt instruments as of June 30, 2017 and December 31, 2016, are as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Available-for-sale securities	$3,258	$3,258	$5,212	$5,212	Level 1
Foreign currency contracts	8,452	8,452	289	289	Level 2
Liabilities:
5.00% senior notes due 2027	750,000	748,125	—	—	Level 2
6.00% senior notes due 2025	1,500,000	1,610,550	1,500,000	1,585,350	Level 2
5.50% senior notes due 2024	650,000	677,430	650,000	673,530	Level 2
5.00% senior notes due 2021	650,000	667,030	650,000	669,500	Level 2
4.375% senior secured notes due 2020	—	—	500,000	513,100	Level 2
Senior secured term loan due 2022, at par	1,096,250	1,105,815	1,234,375	1,245,145	Level 2
Senior secured term loan due 2018, at par	—	—	111,875	112,364	Level 2
Foreign currency contracts	5,918	5,918	8,349	8,349	Level 2

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

The CommScope Mobility Solutions (CMS) segment provides merchant radio frequency (RF) wireless network connectivity solutions as well as metro cell, DAS and small cell solutions to enable carriers’ 2G, 3G and 4G networks and to begin to prepare for their 5G needs. These solutions enable wireless operators to increase spectral efficiency and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems. The CMS segment focuses on all aspects of the radio access network (RAN) from the macro through the metro, to the indoor layer. Macro cell solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors and filters. Metro cell solutions can be found on street poles and on other urban, outdoor structures and include RF delivery and connectivity solutions, equipment housing and concealment. These fully integrated outdoor systems comprise specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment.

The following table provides summary financial information by reportable segment (in millions):

	June 30, 2017	December 31, 2016
Identifiable segment-related assets:
CCS	$4,562.5	$4,507.5
CMS	2,081.5	2,159.4
Total identifiable segment-related assets	6,644.0	6,666.9
Reconciliation to total assets:
Cash and cash equivalents	484.5	428.2
Deferred income tax assets	47.5	46.9
Total assets	$7,176.0	$7,142.0

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table provides net sales, adjusted operating income, depreciation expense and additions to property, plant and equipment by reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales:
CCS	$725.7	$778.0	$1,407.3	$1,465.0
CMS	448.4	528.8	904.1	985.8
Consolidated net sales	$1,174.1	$1,306.8	$2,311.4	$2,450.8

Segment adjusted operating income:
CCS	$146.3	$168.5	$261.6	$303.3
CMS	96.1	122.5	198.1	199.1
Total segment adjusted operating income	242.4	291.0	459.7	502.4
Amortization of intangible assets	67.0	76.0	134.6	149.6
Restructuring costs, net	13.8	7.6	19.2	13.7
Equity-based compensation	11.2	9.4	20.6	18.2
Asset impairments	—	—	—	15.3
Integration and transaction costs	12.6	14.5	26.2	30.4
Purchase accounting adjustments	—	(0.4)	—	0.6
Consolidated operating income	$137.8	$183.9	$259.1	$274.6

Depreciation expense:
CCS	$14.5	$13.7	$28.9	$26.6
CMS	5.7	6.7	11.3	13.4
Consolidated depreciation expense	$20.2	$20.4	$40.2	$40.0

Additions to property, plant and equipment:
CCS	$11.7	$14.4	$20.5	$25.5
CMS	6.0	3.3	10.1	6.7
Consolidated additions to property, plant and equipment	$17.7	$17.7	$30.6	$32.2

Sales to customers located outside of the United States comprised 45.2% and 44.1% of total net sales for the three and six months ended June 30, 2017, respectively, compared to 45.7% and 47.0% for the three and six months ended June 30, 2016, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
United States	$643.9	$710.2	$1,292.2	$1,299.0
Europe, Middle East and Africa	235.8	241.2	467.6	459.5
Asia Pacific	203.8	249.6	385.7	490.3
Central and Latin America	56.1	76.9	114.9	143.2
Canada	34.5	28.9	51.0	58.8
Consolidated net sales	$1,174.1	$1,306.8	$2,311.4	$2,450.8

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

9. RESTRUCTURING COSTS

Prior to the acquisition of the BNS business in 2015, the Company initiated restructuring actions to realign and lower its cost structure primarily through workforce reductions and other cost reduction initiatives, including the cessation of manufacturing operations at various facilities. Production capacity from these facilities has been shifted to other existing facilities or unaffiliated suppliers. These actions are referred to as cost alignment restructuring actions. Following the acquisition of BNS, the Company initiated a series of restructuring actions, which are currently ongoing, to integrate the BNS operations (BNS integration restructuring actions) to achieve cost synergies. All charges related to these restructuring actions are reported in restructuring costs, net.

The Company’s net pretax restructuring charges, by segment, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
CCS	$9,596	$6,591	$14,352	$7,700
CMS	4,177	1,014	4,809	5,977
Total	$13,773	$7,605	$19,161	$13,677

The liability for restructuring actions is composed of employee-related costs, lease termination costs and fixed asset related costs. Employee-related costs include the expected severance costs and related benefits as well as one-time severance benefits that are accrued over the remaining period employees are required to work in order to receive such benefits. Lease termination costs relate to the discounted cost of unused leased facilities, net of anticipated sub-rental income. Fixed asset related costs include non-cash impairments or fixed asset disposals associated with restructuring actions in addition to the cash costs to uninstall, pack, ship and reinstall manufacturing equipment and the costs to prepare the receiving facility to accommodate relocated equipment. Fixed asset related costs are expensed as incurred. Cash paid is net of proceeds received from the sale of related assets.

As a result of restructuring and consolidation actions, the Company owns unutilized real estate at various facilities in the U.S. and internationally. The Company is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets.

The activity within the liability established for the cost alignment restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance at March 31, 2017	$315	$5,874	$—	$6,189
Additional charge (credit) recorded	—	(306)	—	(306)
Cash paid	—	(249)	—	(249)
Consideration received	—	—	—	—
Foreign exchange and other non-cash items	44	—	—	44
Balance at June 30, 2017	$359	$5,319	$—	$5,678

Balance at December 31, 2016	$311	$6,050	$—	$6,361
Additional charge (credit) recorded	—	(233)	—	(233)
Cash paid	—	(498)	—	(498)
Consideration received	—	—	—	—
Foreign exchange and other non-cash items	48	—	—	48
Balance at June 30, 2017	$359	$5,319	$—	$5,678

The Company has recognized restructuring charges of $88.8 million since January 2011 for cost alignment restructuring actions. Additional pretax costs of up to $1.0 million are expected to be incurred to complete these previously announced initiatives. Cash payments of $1.0 million to $1.5 million are expected during the remainder of 2017 with additional payments of $4.5 million to $5.0 million between 2018 and 2022.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The activity within the liability established for the BNS integration restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance at March 31, 2017	$29,063	$565	$—	$29,628
Additional charge (credit) recorded	13,267	418	394	14,079
Cash paid	(10,989)	(142)	(306)	(11,437)
Consideration received	—	—	2,519	2,519
Foreign exchange and other non-cash items	39	—	(2,607)	(2,568)
Balance at June 30, 2017	$31,380	$841	$—	$32,221

Balance at December 31, 2016	$32,740	$371	$—	$33,111
Additional charge (credit) recorded	18,240	705	449	19,394
Cash paid	(19,686)	(235)	(525)	(20,446)
Consideration received	—	—	2,683	2,683
Foreign exchange and other non-cash items	86	—	(2,607)	(2,521)
Balance at June 30, 2017	$31,380	$841	$—	$32,221

The BNS integration actions include the announced closures or reduction in activities at various U.S. and international facilities as well as headcount reductions in sales, marketing and administrative functions. The Company has recognized restructuring charges of $85.9 million since the BNS acquisition for integration actions. No significant additional restructuring charges are expected to be incurred to complete the previously announced BNS integration initiatives. Cash payments of $13.5 million to $14.0 million are expected during the remainder of 2017 with additional payments of $18.5 million to $19.0 million between 2018 and 2020. Future BNS integration activities are expected to be identified and the resulting amounts may be material.

Restructuring reserves related to all actions were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	June 30, 2017	December 31, 2016
Other accrued liabilities	$29,756	$30,438
Other noncurrent liabilities	8,143	9,034
Total liability	$37,899	$39,472

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

10. EMPLOYEE BENEFIT PLANS

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended				Three Months Ended
	June 30,				June 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$1,197	$1,596	$—	$1
Interest cost	1,490	1,620	1,312	1,745	67	135
Recognized actuarial loss (gain)	164	236	378	28	(198)	(346)
Amortization of prior service credit	—	—	—	—	(1,034)	(1,055)
Expected return on plan assets	(1,687)	(1,750)	(1,877)	(2,286)	—	—
Net periodic benefit cost (income)	$(33)	$106	$1,010	$1,083	$(1,165)	$(1,265)

	Six Months Ended				Six Months Ended
	June 30,				June 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$2,361	$3,192	$—	$2
Interest cost	2,980	3,240	2,583	3,496	134	270
Recognized actuarial loss (gain)	328	472	745	56	(396)	(692)
Amortization of prior service credit	—	—	—	—	(2,068)	(2,110)
Expected return on plan assets	(3,374)	(3,500)	(3,696)	(4,580)	—	—
Net periodic benefit cost (income)	$(66)	$212	$1,993	$2,164	$(2,330)	$(2,530)

The Company contributed $0.8 million and $1.6 million to its defined benefit pension plans and postretirement benefit plans during the three and six months ended June 30, 2017, respectively. During the remainder of 2017, the Company anticipates making additional contributions of approximately $7.0 million to its defined benefit plans.

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On February 23, 2017, the Company announced its Board of Directors had authorized the repurchase of up to $100.0 million of the Company’s outstanding common stock. During the six months ended June 30, 2017, the Company repurchased $100.0 million of its common stock, or 2.5 million shares at an average cost of $40.23 per share. The Company had no remaining authorization under this stock repurchase program as of June 30, 2017.

Equity-Based Compensation Plans

As of June 30, 2017, $84.5 million of unrecognized compensation costs related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) are expected to be recognized over a remaining weighted average period of 1.5 years. There were no significant capitalized equity-based compensation costs at June 30, 2017.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table shows a summary of the equity-based compensation expense included in the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Selling, general and administrative	$8,517	$7,178	$15,676	$13,894
Cost of sales	1,418	1,255	2,615	2,447
Research and development	1,251	978	2,307	1,905
Total equity-based compensation expense	$11,186	$9,411	$20,598	$18,246

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards generally vest over one to three years following the grant date and have a contractual term of ten years.

The following table summarizes the stock option activity (in thousands, except per share data):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at March 31, 2017	5,404	$12.65
Granted	3	$42.32
Exercised	(385)	$6.65
Forfeited	(32)	$28.16
Options outstanding at June 30, 2017	4,990	$13.03	4.7	$124,780

Options outstanding at December 31, 2016	5,497	$10.33
Granted	484	$38.00
Exercised	(921)	$9.24
Forfeited	(70)	$23.83
Options outstanding at June 30, 2017	4,990	$13.03	4.7	$124,780
Options exercisable at June 30, 2017	4,075	$8.50	3.8	$120,313
Options expected to vest at June 30, 2017	915	$33.16	8.9	$4,467

The exercise prices of outstanding options at June 30, 2017 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$2.96 to $5.35	337	1.7	$2.96	337	$2.96
$5.36 to $5.67	99	4.6	$5.57	99	$5.57
$5.68 to $8.54	2,277	3.6	$5.74	2,277	$5.74
$8.55 to $8.90	888	2.9	$8.59	888	$8.59
$8.91 to $23.00	186	6.6	$22.88	186	$22.88
$23.01 to $42.32	1,203	8.7	$31.99	288	$28.25
$2.96 to $42.32	4,990	4.7	$13.03	4,075	$8.50

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

The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Expected option term (in years)	6.0	*	6.0	6.0
Risk-free interest rate	2.0%	*	2.0%	1.4%
Expected volatility	40.0%	*	40.0%	50.0%
Weighted average exercise price	$42.32	*	$38.00	$24.94
Weighted average fair value at grant date	$17.48	*	$15.72	$12.03

*No stock options were granted during the three months ended June 30, 2016.

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs at March 31, 2017	2,495	$31.65
Granted	33	$36.09
Vested and shares issued	(33)	$29.45
Forfeited	(73)	$30.55
Non-vested RSUs at June 30, 2017	2,422	$31.77

Non-vested RSUs at December 31, 2016	2,519	$26.37
Granted	1,124	$37.91
Vested and shares issued	(1,089)	$26.09
Forfeited	(132)	$27.91
Non-vested RSUs at June 30, 2017	2,422	$31.77

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

The following table summarizes the PSU activity (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested PSUs at March 31, 2017	571	$30.19
Granted	1	$42.32
Vested and shares issued	-	$-
Forfeited	(13)	$25.40
Non-vested PSUs at June 30, 2017	559	$30.32

Non-vested PSUs at December 31, 2016	445	$26.68
Granted	200	$38.00
Vested and shares issued	(64)	$30.76
Forfeited	(22)	$25.22
Non-vested PSUs at June 30, 2017	559	$30.32

12. SUBSEQUENT EVENTS

On August 1, 2017, the Company acquired Cable Exchange, a quick-turn supplier of fiber optic and copper assemblies for data, voice and video communications, for approximately $120 million. Cable Exchange will operate within the CCS segment. The acquisition was funded with cash on hand.

On August 2, 2017, the Company’s Board of Directors approved a new stock repurchase plan of up to $100 million. Any share repurchases under this authorization will be made in accordance with applicable securities laws in either open market or privately negotiated transactions. The authorization does not obligate the Company to acquire any particular amount of its common stock and expires July 31, 2018. The repurchase program may be extended, modified, suspended or discontinued at any time.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2016 Annual Report on Form 10-K.

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

For the three and six months ended June 30, 2017, our net sales decreased 10.2% and 5.7%, respectively, from the same prior year periods. Operating income decreased 25.1% and 5.6% for the three and six months ended June 30, 2017, respectively, compared to the same prior year periods. Non-GAAP adjusted operating income decreased 16.7% and 8.5% for the three and six months ended June 30, 2017, respectively, also compared to the same prior year periods. During the three and six months ended June 30, 2017, we recognized $12.6 million and $26.2 million, respectively, of integration and transaction costs, primarily related to the BNS acquisition integration activities. We expect to incur comparable cash costs over the next year to complete the integration of the BNS acquisition.

On August 1, 2017, we acquired Cable Exchange, a quick-turn supplier of fiber optic and copper assemblies for data, voice and video communications, for approximately $120 million. Cable Exchange will operate within our CommScope Connectivity Solutions (CCS) segment. The acquisition was funded with cash on hand.

On August 28, 2015, we completed the acquisition of TE Connectivity’s Broadband Network Solutions (BNS) business in an all-cash transaction valued at approximately $3.0 billion. The BNS business provides fiber optic and copper connectivity for wireline and wireless networks and also provides small-cell distributed antenna system (DAS) solutions for the wireless market.

Prior to January 1, 2017, we consolidated the operating results of the acquired BNS business based on the BNS fiscal reporting calendar that resulted in a reporting lag of one day for the year ended December 31, 2016. Effective January 1, 2017, the reporting lag was eliminated as a result of system conversions that were part of the BNS integration. The elimination of the reporting lag represents a change in accounting principle that we believe is preferable because it provides more current information to the users of our financial statements. We determined that it was impracticable to apply the effects of the lag elimination to financial reporting periods prior to January 1, 2017. The cumulative effect of not retroactively applying this change in accounting, however, was immaterial as of January 1, 2017. Therefore, we reported the cumulative effect of the change in accounting principle in net income for the six months ended June 30, 2017 and did not retrospectively apply the effects of this change to prior periods.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

	Three Months Ended
	June 30,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,174.1	100.0%	$1,306.8	100.0%	$(132.7)	(10.2)%
Gross profit	472.8	40.3	553.8	42.4	(81.0)	(14.6)
Operating income	137.8	11.7	183.9	14.1	(46.1)	(25.1)
Non-GAAP adjusted operating income (1)	242.4	20.6	291.0	22.3	(48.6)	(16.7)
Net income	55.5	4.7%	62.0	4.7%	(6.5)	(10.5)
Diluted earnings per share	$0.28		$0.32		$(0.04)	(12.5)%

	Six Months Ended
	June 30,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,311.4	100.0%	$2,450.8	100.0%	$(139.4)	(5.7)%
Gross profit	927.6	40.1	1,000.9	40.8	(73.3)	(7.3)
Operating income	259.1	11.2	274.6	11.2	(15.5)	(5.6)
Non-GAAP adjusted operating income (1)	459.7	19.9	502.4	20.5	(42.7)	(8.5)
Net income	89.0	3.9%	74.5	3.0%	14.5	19.5
Diluted earnings per share	$0.45		$0.38		$0.07	18.4%

(1)	See “Reconciliation of Non-GAAP Measures.”

Net sales

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in millions)
Net sales	$1,174.1	$1,306.8	$(132.7)	(10.2)%	$2,311.4	$2,450.8	$(139.4)	(5.7)%
Domestic net sales	643.9	710.2	(66.3)	(9.3)	1,292.2	1,299.0	(6.8)	(0.5)
International net sales	530.2	596.6	(66.4)	(11.1)	1,019.2	1,151.8	(132.6)	(11.5)

Net sales for the three months ended June 30, 2017 decreased in all major geographic regions compared to the corresponding prior year period. The decrease was driven by lower net sales in the United States (U.S.), the Asia Pacific (APAC) region and the Central and Latin America (CALA) region. For the six months ended June 30, 2017, net sales were lower across all regions compared to the same prior year period except the Europe, Middle East and Africa (EMEA) region, with the APAC and CALA regions driving the majority of the decrease. Net sales to customers located outside of the U.S. comprised 45.2% and 44.1% of total net sales for the three and six months ended June 30, 2017, respectively, compared to 45.7% and 47.0% for the three and six months ended June 30, 2016, respectively. Foreign exchange rate changes had a negative impact of less than 1% on net sales for the three and six months ended June 30, 2017 compared to the same 2016 periods.

From a segment perspective, net sales from the CCS segment decreased 6.7% and 3.9%, respectively, for the three and six months ended June 30, 2017 compared to the prior year periods due to lower sales in both international and domestic markets. Net sales from the CommScope Mobility Solutions (CMS) segment decreased 15.2% and 8.3%, respectively, for the three and six months ended June 30, 2017 compared to the prior year periods due to lower sales in international markets coupled with softening in the U.S. market in the second quarter of 2017. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in millions)
Gross profit	$472.8	$553.8	$(81.0)	(14.6)%	$927.6	$1,000.9	$(73.3)	(7.3)%
Gross margin percentage	40.3%	42.4%			40.1%	40.8%
SG&A expense	207.4	234.3	(26.9)	(11.5)	418.9	443.5	(24.6)	(5.5)
As a percent of sales	17.7%	17.9%			18.1%	18.1%
R&D expense	46.9	51.9	(5.0)	(9.6)	95.8	104.1	(8.3)	(8.0)
As a percent of sales	4.0%	4.0%			4.1%	4.2%

Gross profit (net sales less cost of sales)

The decrease in gross profit for the three and six months ended June 30, 2017 compared to the prior year periods was mainly driven by decreases in sales volume and an unfavorable mix of products sold. The decrease in gross profit margin for the three and six months ended June 30, 2017 was driven by increases in unfavorable manufacturing variances primarily due to lower volumes. These unfavorable variances were partially offset by the favorable impact of cost reduction initiatives.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense for the three and six months ended June 30, 2017 was lower than the prior year periods due primarily to lower incentive compensation expense, benefits from cost reduction initiatives and lower expenses related to the reduced sales volume. SG&A expense as a percentage of sales remained relatively unchanged from the prior year periods.

Research and development

Research and development (R&D) expense decreased for the three and six months ended June 30, 2017 compared to the prior year periods primarily as a result of lower incentive compensation expense. R&D expense as a percentage of sales remained relatively unchanged from the prior year periods. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs and Asset impairments

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2017	2016		$2017	2016	$
	(dollars in millions)
Amortization of purchased intangible assets	$67.0	$76.0	$(9.0)	$134.6	$149.6	$(15.0)
Restructuring costs, net	13.8	7.6	6.2	19.2	13.7	5.5
Asset impairments	—	—	—	—	15.3	(15.3)

Amortization of purchased intangible assets

The amortization of purchased intangible assets was lower for the three and six months ended June 30, 2017 compared to the prior year periods primarily because certain of our intangible assets became fully amortized.

Restructuring costs

The restructuring costs for the three and six months ended June 30, 2017 and 2016 were primarily related to the continuing integration of the BNS acquisition. We expect to incur additional pretax costs of up to $1.0 million to complete actions announced to date. We paid $11.7 million and $20.9 million of restructuring costs during the three and six months ended June 30, 2017, respectively, and expect to pay an additional $14.5 million to $15.5 million by the end of 2017 relating to restructuring actions that have been initiated. In addition, we expect to pay $23.0 million to $24.0 million between 2018 and 2022 related to restructuring actions that have been initiated. As a result of the continuing BNS integration, additional restructuring actions are expected to be identified and the resulting charges and cash requirements may be material.

Asset impairments

During the six months ended June 30, 2016, we recorded a $15.3 million goodwill impairment charge in the CCS segment as a result of the impairment analysis required by the change in reportable segments.

Net interest expense, Other income (expense), net and Income taxes

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2017	2016		$2017	2016	$
	(in millions)
Net interest expense	$(59.7)	$(73.0)	$13.3	$(128.4)	$(142.9)	$14.5
Other income (expense), net	1.5	(14.7)	16.2	(15.2)	(14.4)	(0.8)
Income tax expense	(24.1)	(34.3)	10.2	(26.5)	(42.8)	16.3

Net interest expense

The decrease in net interest expense for the three and six months ended June 30, 2017 as compared to the prior year periods resulted from decreases in our long-term debt due to our debt redemptions in 2016. During the six months ended June 30, 2017, the reduction was offset partially by the write-off of $9.6 million of debt issuance costs and original issue discount in connection with the redemption of $500.0 million of 4.375% senior secured notes due 2020 (the 2020 Notes) and the prepayment of $250.0 million of senior secured term loans. The redemption of the 2020 Notes and the prepayment of the senior secured term loans were substantially funded by the issuance of $750.0 million of new 5.00% senior notes in March 2017. In June 2016, we voluntarily redeemed $300.0 million of our 6.625%/7.375% senior payment-in-kind toggle notes (senior PIK toggle notes). In connection with the redemption, we incurred a redemption premium (see “Other income (expense), net” below) and wrote off $3.5 million of debt issuance costs to interest expense during the three and six months ended June 30, 2016.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.36% at June 30, 2017, 5.24% at December 31, 2016 and 5.41% at June 30, 2016.

Other income (expense), net

In connection with the redemption of the 2020 Notes during the six months ended June 30, 2017, we incurred a redemption premium of $14.8 million which was included in other income (expense), net. In May 2017, we amended our term loan due December 2022 (the 2022 Term Loan) to reduce the interest rate margin, and in connection with the amendment, we incurred debt modification costs of $1.1 million which were included in other income (expense), net for the three and six months ended June 30, 2017. In connection with the redemption of our senior PIK toggle notes in June 2016, we incurred a redemption premium of $9.9 million which was included in other income (expense), net for the three and six months ended June 30, 2016.

Foreign exchange losses of $3.5 million and $5.4 million were included in other income (expense), net for the three and six months ended June 30, 2017, respectively, compared to losses of $4.5 million and $3.5 million for the three and six months ended June 30, 2016, respectively.

During the three and six months ended June 30, 2017, we sold a portion of our investment in Hydrogenics resulting in pretax gains of $6.0 million and $6.6 million, respectively, which were recorded in other income (expense), net. During the three and six months ended June 30, 2016, sales of Hydrogenics shares resulted in pretax gains of $0.8 million and $1.2 million, respectively.

Income taxes

Our effective income tax rate of 30.3% and 22.9% for the three and six months ended June 30, 2017, respectively, was lower than the statutory rate of 35.0% primarily due the favorable impact of $4.4 million and $13.1 million of excess tax benefits related to equity-based compensation awards for the three and six months ended June 30, 2017, respectively. Such benefits, which were previously reflected in additional paid-in capital, are now recognized in income tax expense as a result of the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. See the discussion under Recent Accounting Pronouncements in Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding the adoption of this new accounting guidance. Our effective income tax rate was also favorably affected by the impact of earnings in foreign jurisdictions that we do not plan to repatriate. These earnings are generally taxed at rates lower than the U.S. statutory rate. Offsetting these decreases for the three and six months ended June 30, 2017 was the effect of the provision for state income taxes.

Our effective income tax rate of 35.6% and 36.4% for the three and six months ended June 30, 2016, respectively, was higher than the statutory rate of 35.0% primarily due to the provision for state income taxes as well as losses in certain jurisdictions where we did not recognize tax benefits due to the likelihood of them not being realizable. In addition, the effective income tax rate for the six months ended June 30, 2016 was affected by the impact of the goodwill impairment charge for which only partial tax benefits were recorded. These increases to the effective income tax rate were partially offset by the favorable impact of earnings in foreign jurisdictions that we do not plan to repatriate.

Segment Results

	Three Months Ended
	June 30,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$725.7	61.8%	$778.0	59.5%	$(52.3)	(6.7)%
CMS	448.4	38.2	528.8	40.5	(80.4)	(15.2)
Consolidated net sales	$1,174.1	100.0%	$1,306.8	100.0%	$(132.7)	(10.2)%

Operating income by segment:
CCS	$74.8	10.3%	$92.9	11.9%	$(18.1)	(19.5)%
CMS	63.0	14.0	91.0	17.2	(28.0)	(30.8)
Consolidated operating income	$137.8	11.7%	$183.9	14.1%	$(46.1)	(25.1)%

Non-GAAP adjusted operating income by segment:
CCS	$146.3	20.2%	$168.5	21.7%	$(22.2)	(13.2)%
CMS	96.1	21.4	122.5	23.2	(26.4)	(21.6)
Non-GAAP consolidated adjusted operating income (1)	$242.4	20.6%	$291.0	22.3%	$(48.6)	(16.7)%

	Six Months Ended
	June 30,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$1,407.3	60.9%	$1,465.0	59.8%	$(57.7)	(3.9)%
CMS	904.1	39.1	985.8	40.2	(81.7)	(8.3)
Consolidated net sales	$2,311.4	100.0%	$2,450.8	100.0%	$(139.4)	(5.7)%

Operating income by segment:
CCS	$122.5	8.7%	$143.0	9.8%	$(20.5)	(14.3)%
CMS	136.6	15.1	131.6	13.3	5.0	3.8
Consolidated operating income	$259.1	11.2%	$274.6	11.2%	$(15.5)	(5.6)%

Non-GAAP adjusted operating income by segment:
CCS	$261.6	18.6%	$303.3	20.7%	$(41.7)	(13.7)%
CMS	198.1	21.9	199.1	20.2	(1.0)	(0.5)
Non-GAAP consolidated adjusted operating income (1)	$459.7	19.9%	$502.4	20.5%	$(42.7)	(8.5)%

(1)	See “Reconciliation of Non-GAAP Measures.” Components may not sum to total due to rounding.

CommScope Connectivity Solutions Segment

Our CCS segment provides connectivity and network intelligence for indoor and outdoor network applications. Indoor network solutions are found in commercial buildings and in the network core, which includes data centers, central offices and cable television headends. These solutions provide voice, video, data and other mission-critical, high-bandwidth applications including storage area networks, streaming media, data backhaul, cloud applications and grid computing. These comprehensive solutions, sold primarily under the SYSTIMAX, Uniprise and NETCONNECT brands, include optical fiber and twisted pair structured cabling solutions, intelligent infrastructure software, network rack and cabinet enclosures, patch cords and panels, and network design services. Our outdoor network solutions are found in access networks and include coaxial cabling and fiber-optic connectivity solutions, which include a robust portfolio of fiber optic connectors and fiber management systems.

CCS segment net sales were lower in the three months ended June 30, 2017 compared to the prior year period in all regions except the EMEA region, which was up slightly. The decrease was driven by the U.S. and the APAC region as a result of continued weakness in demand for our indoor copper network products and a slowdown in the rollout of new projects by certain North American service providers. In addition, we experienced integration issues early in 2017 that negatively affected customer service levels and order rates. Net sales for the CCS segment were also lower in the six months ended June 30, 2017 in all regions except the EMEA region. In particular, we saw a decline in sales of our CCS products in the APAC region due to certain large projects in the first half of 2016 that did not recur in the first half of 2017. Foreign exchange rate changes had a negative impact on CCS segment sales of less than 1% for the three and six months ended June 30, 2017 compared to the same periods in 2016.

CCS segment operating income and non-GAAP adjusted operating income decreased for the three and six months ended June 30, 2017 compared to the prior year periods primarily due to lower sales volumes and an unfavorable mix of products sold partially offset by lower incentive compensation and the favorable impact of cost reduction initiatives. CCS segment operating income also declined in current year periods due to increased restructuring costs partially offset by lower amortization of intangible assets. During the six months ended June 30, 2017, the decrease was also partially offset by lower goodwill impairment charges. The impacts of restructuring costs, intangible asset amortization and goodwill impairment charges are excluded from the calculation of non-GAAP adjusted operating income. See “Reconciliation of Non-GAAP Measures.”

We expect demand for our indoor network CCS products to be driven by global information technology spending and spending in core networks as the ongoing need for bandwidth and intelligence in the network continues to create demand for high-performance connectivity solutions. We expect demand for our outdoor network CCS products to be driven by global deployment of fiber-optic solutions for fiber-to-the-X applications, new services, competitive dynamics in the access market, ongoing maintenance requirements of cable networks and the residential construction market activity in North America. Spending patterns by service providers can be volatile. Uncertain global economic conditions, variability in the levels of commercial and residential construction activity, consolidation among service providers, uncertain levels of information technology spending and reductions in the levels of distributor inventories may negatively affect demand for our products. The ongoing demand for fiber solutions is expected to be somewhat offset by decelerating demand for copper solutions in networks.

In the near-term, we expect more cautious spending patterns at certain North American service providers and continuing weakness in demand for our indoor network CCS products. We expect a return to growth in North America in 2018.

CommScope Mobility Solutions Segment

Our CMS segment provides RF wireless network connectivity solutions as well as DAS and small cell solutions. Our solutions, marketed primarily under the Andrew brand, enable wireless operators to deploy macro cell site, metro cell site, DAS and small cell solutions to meet 2G, 3G and 4G cellular coverage and capacity requirements and begin to prepare for their 5G needs. Our macro cell solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors and filters. Our metro cell solutions can be found on street poles and on other urban, outdoor structures and include RF delivery and connectivity solutions, equipment housing and concealment. These fully integrated outdoor systems consist of specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment. Our DAS and small cell solutions allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems.

The CMS segment experienced a decrease in net sales for the three months ended June 30, 2017 compared to the prior year period in all major regions. While CMS segment net sales benefited from increased spending by certain domestic operators in the first quarter of 2017, we saw a slowdown in their spending in the second quarter of 2017. Net sales from the CMS segment for the six months ended June 30, 2017 decreased in all regions except the U.S. We saw a decline in sales of our CMS products in the APAC region due to certain large projects in the first half of 2016 that did not recur in the first half of 2017. Foreign exchange rate changes had a negative impact of less than 1% on CMS segment net sales for the three and six months ended June 30, 2017 compared to the prior year periods.

CMS segment operating income and non-GAAP adjusted operating income decreased for the three months ended June 30, 2017 compared to the prior year period primarily due to lower sales volumes and unfavorable mix of products sold. CMS segment operating income was negatively affected by higher restructuring costs in the three months ended June 30, 2017 as compared to the corresponding prior year period. Despite lower sales, CMS segment operating income increased and non-GAAP adjusted operating income was essentially unchanged for the six months ended June 30, 2017 as a result of lower incentive compensation and benefits from cost reduction initiatives. In addition, CMS segment operating income for the six months ended June 30, 2017 benefitted from lower transaction costs, intangible amortization and restructuring costs. Non-GAAP adjusted operating income excludes the impacts of transaction costs, intangible amortization and restructuring costs. See “Reconciliation of Non-GAAP Measures.”

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

In the near-term, we expect cautious spending patterns at certain North American operators due primarily to industry consolidation and delayed timing of certain expected network upgrades. We expect a return to growth in North America in 2018.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	June 30, 2017	December 31, 2016	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$484.5	$428.2	$56.3	13.1%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	850.8	720.2	130.6	18.1
Availability under revolving credit facility	474.2	441.1	33.1	7.5
Long-term debt, including current portion	4,570.0	4,562.0	8.0	0.2
Total capitalization (2)	6,090.0	5,956.1	133.9	2.2
Long-term debt, including current portion, as a percentage of total capitalization	75.0%	76.6%

(1)

Working capital consisted of current assets of $2,092.1 million less current liabilities of $756.8 million at June 30, 2017. Working capital consisted of current assets of $1,993.8 million less current liabilities of $857.8 million at December 31, 2016.

(2)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of debt and/or equity. The primary uses of liquidity include debt service requirements (including voluntary debt repayments or redemptions), funding working capital requirements, funding acquisitions, paying acquisition integration costs, capital expenditures, paying restructuring costs, income tax payments (including cost of repatriation), funding pension and other postretirement obligations and repurchasing our common stock. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs, including funding the acquisition of Cable Exchange. We may, from time to time, borrow under our revolving credit facility or issue securities, if market conditions are favorable, to meet future cash needs or to reduce our borrowing costs.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended June 30, 2017, our pro forma adjusted EBITDA, as measured pursuant to indentures governing our notes, was $1,112.4 million, which included the impact of savings from announced cost reduction initiatives ($23.0 million) so that the impact of the cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at June 30, 2017.

Cash and cash equivalents increased during the first six months of 2017 mainly due to $190.0 million of cash generated by operations offset partially by our repurchase $100.0 million of common stock and $30.6 million of capital expenditures. As of June 30, 2017, approximately 71% of our cash and cash equivalents were held outside the U.S. Income taxes have been provided on foreign earnings such that there would be no significant tax cost to repatriate the portion of this cash that is not required to meet operational needs of our international subsidiaries.

Working capital, excluding cash and cash equivalents and the current portion of long-term debt, increased during the six months ended June 30, 2017 primarily due to lower accrued compensation balances due to the payment of 2016 incentive compensation, an increase in inventory balances and a reduction of income tax payable due to certain international tax payments. The net change in total capitalization during the six months ended June 30, 2017 primarily reflected current year earnings and foreign currency translation gains, partially offset by stock repurchases.

Cash Flow Overview

	Six Months Ended
	June 30,		Dollar	%
	2017	2016	Change	Change
	(in millions)
Net cash generated by operating activities	$190.0	$285.3	$(95.3)	(33.4)%
Net cash used in investing activities	(18.8)	(20.5)	1.7	NM
Net cash used in financing activities	(129.5)	(312.0)	182.5	NM

NM – Not meaningful

Operating Activities

During the six months ended June 30, 2017, we generated $190.0 million of cash through operating activities compared to $285.3 million during the six months ended June 30, 2016. The lower level of cash generation was primarily due to the prior year benefit generated from the extension of vendor payment terms as well as higher 2016 incentive compensation paid in the current year. In addition, we paid higher cash taxes during the six months ended June 30, 2017 than in the prior year period but this was partially offset by lower interest payments in the comparable period.

Investing Activities

Investment in property, plant and equipment during the six months ended June 30, 2017 was $30.6 million compared with $32.2 million for the prior year period. The investment in property, plant and equipment was primarily related to supporting improvements in manufacturing operations, including expanding production capacity and investing in information technology, including software developed for internal use.

During the six months ended June 30, 2017 and 2016, we received proceeds of $6.8 million and $1.3 million, respectively, related to the sale of a portion of our investment in Hydrogenics Corporation.

During the six months ended June 30, 2017 and 2016, we sold properties no longer being utilized for $5.0 million and $3.7 million, respectively. During the six months ended June 30, 2016, we received adjustments to the BNS acquisition purchase price of $6.3 million.

Financing Activities

During the six months ended June 30, 2017, we issued $750.0 million of 5.00% Senior Notes due March 15, 2027 (the 2027 Notes), and the proceeds, together with cash on hand, were used to (i) redeem all $500.0 million of the outstanding 2020 Notes, (ii) repay a portion of the outstanding borrowings under our senior secured term loans, including $111.9 million of outstanding principal on our senior secured term loan due 2018 and $138.1 million of outstanding principal on the 2022 Term Loan, and (iii) pay related fees and expenses. We paid a $14.8 million premium to redeem the 2020 Notes and paid $7.2 million in debt issuance costs related to the 2027 Notes.

During the six months ended June 30, 2017, we amended the 2022 Term Loan to reduce the interest rate margin by 50 basis points which resulted in the repayment of $30.4 million to certain lenders under the senior secured credit facilities and the receipt of $30.4 million in proceeds from the new lenders and existing lenders who increased their positions. We also paid $1.1 million in debt modification costs related to this amendment. We may voluntarily repay additional debt or repurchase certain of our senior notes if market conditions are favorable and the applicable indenture and the credit agreements governing the senior secured credit facilities permit such repayment or repurchase. We may also refinance portions of our existing debt to reduce interest rates, extend the term or adjust the total amount of fixed or floating-rate debt.

As of June 30, 2017, we had no outstanding borrowings under our revolving credit facility and the remaining availability was approximately $474.2 million, reflecting a borrowing base of $505.6 million reduced by $31.4 million of letters of credit issued under the revolving credit facility.

During the six months ended June 30, 2017, we paid cash of $100.0 million to repurchase stock under a stock repurchase program authorized by our Board of Directors in February 2017. We had no remaining authorization under the stock repurchase program as of June 30, 2017; however, on August 2, 2017, our Board of Directors approved a new stock repurchase plan of up to $100.0 million. Any share repurchases under this authorization will be made in accordance with applicable securities laws in either open market or privately negotiated transactions. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. The method, timing and amount of shares repurchased under the authorization will depend on several factors, including capital and liquidity requirements, market conditions and alternative uses for cash. The authorization does not obligate us to acquire any particular amount of our common stock and expires July 31, 2018. The repurchase program may be extended, modified, suspended or discontinued at any time.

During the six months ended June 30, 2017, we received proceeds of $8.5 million related to the exercise of stock options. Also during the six months ended June 30, 2017, employees surrendered 396,010 shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $14.9 million.

During the six months ended June 30, 2016, we voluntarily redeemed $300.0 million of our senior PIK toggle notes, and we made mandatory debt repayments of $6.2 million on the 2022 Term Loan. Also during the six months ended June 30, 2016, we received proceeds of $7.0 million related to the exercise of stock options and employees surrendered 110,704 shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units, which reduced cash flows by $2.8 million.

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

We also believe presenting these non-GAAP results for the twelve months ended June 30, 2017 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the six months ended June 30, 2016 from the data for the year ended December 31, 2016 and then adding the data for the six months ended June 30, 2017.

Consolidated

	Three Months		Six Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	June 30,		June 30,		December 31,	June 30,
	2017	2016	2017	2016	2016	2017
	(in millions)
Operating income	$137.8	$183.9	$259.1	$274.6	$574.8	$559.3
Adjustments:
Amortization of purchased intangible assets	67.0	76.0	134.6	149.6	297.2	282.2
Restructuring costs, net	13.8	7.6	19.2	13.7	42.9	48.4
Equity-based compensation	11.2	9.4	20.6	18.2	35.0	37.4
Asset impairments	—	—	—	15.3	38.6	23.3
Integration and transaction costs (a)	12.6	14.5	26.2	30.4	62.3	58.1
Purchase accounting adjustments (b)	—	(0.4)	—	0.6	0.6	—
Non-GAAP adjusted operating income	$242.4	$291.0	$459.7	$502.4	$1,051.4	$1,008.7
Depreciation	20.2	20.4	40.2	40.0	80.5	80.7
Non-GAAP adjusted EBITDA	$262.6	$311.4	$500.0	$542.4	$1,131.8	$1,089.4

(a)	Reflects integration costs related to the acquisition of the BNS business, transaction costs related to potential and consummated acquisitions and costs related to secondary stock offerings.
(b)	Reflects non-cash charges resulting from purchase accounting adjustments.

CCS Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating income	$74.8	$92.9	$122.5	$143.0
Adjustments:
Amortization of purchased intangible assets	42.9	50.6	86.5	98.8
Restructuring costs, net	9.6	6.6	14.4	7.7
Equity-based compensation	6.5	5.3	12.0	10.3
Asset impairments	—	—	—	15.3
Integration and transaction costs	12.5	13.5	26.2	27.6
Purchase accounting adjustments	—	(0.4)	—	0.6
Non-GAAP adjusted operating income	$146.3	$168.5	$261.6	$303.3

CMS Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating income	$63.0	$91.0	$136.6	$131.6
Adjustments:
Amortization of purchased intangible assets	24.1	25.4	48.1	50.8
Restructuring costs, net	4.2	1.0	4.8	6.0
Equity-based compensation	4.7	4.1	8.6	7.9
Integration and transaction costs	0.2	1.0	—	2.8
Non-GAAP adjusted operating income	$96.1	$122.5	$198.1	$199.1

Note: Components may not sum to total due to rounding.

Contractual Obligations

In March 2017, we issued the 2027 Notes, redeemed the 2020 Notes and repaid a portion of our senior secured term loans. In May 2017, we repriced the 2022 Term Loan. The following table summarizes our contractual obligations at June 30, 2017:

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Remainder of 2017	2018-2019	2020-2021	Thereafter
	(in millions)
Long-term debt, including current maturities (a)	$4,646.3	$—	$—	$650.0	$3,996.3
Interest on long-term debt (a)(b)	1,666.6	117.8	466.6	448.2	634.0
Operating leases	114.1	19.8	49.9	29.8	14.6
Purchase obligations (c)	11.2	11.2	—	—	—
Pension and other postretirement benefit liabilities (d)	14.6	7.0	3.2	1.9	2.5
Restructuring costs, net (e)	31.7	13.6	18.1	—	—
Unrecognized tax benefits (f)	—	—	—	—	—
Total contractual obligations	$6,484.5	$169.4	$537.8	$1,129.9	$4,647.4
(a)

No other prepayment or redemption of any of our long-term debt balances has been assumed. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Note 6 in the Notes to Consolidated Financial Statements included in our 2016 Annual Report for information regarding the terms of our long-term debt agreements.

(b)	Interest on long-term debt excludes the amortization of debt issuance costs and original issue discount. Interest on variable rate debt is estimated based upon rates in effect at June 30, 2017.
(c)

Purchase obligations include minimum amounts owed under take-or-pay or minimum requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.

(d)

Amounts reflect expected contributions related to payments under the postretirement benefit plans through 2026 and expected pension contributions of $6.2 million during the remainder of 2017 (see Note 10 in the Notes to Consolidated Financial Statements included in our 2016 Annual Report).

(e)	Future restructuring payments exclude payments due under lease arrangements which are included in operating leases above.
(f)

Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $45.7 million has been excluded from the presentation. We anticipate a reduction of up to $10.0 million of unrecognized tax benefits during the remainder of 2017 (see Note 11 in the Notes to Consolidated Financial Statements included in our 2016 Annual Report).

Off-Balance Sheet Arrangements

We are not party to any significant off-balance sheet arrangements except for operating leases. There have not been any material changes to our off-balance sheet arrangements during the six months ended June 30, 2017.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q or any other oral or written statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “anticipate,” “should,” “could,” “designed to,” “foreseeable future,” “believe,” “think,” “scheduled,” “outlook,” “target,” “guidance” and similar expressions, although not all forward-looking statements contain such terms. This list of indicative terms and phrases is not intended to be all-inclusive.

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our ability to integrate the BNS business in a timely and cost-effective manner; our reliance on TE Connectivity for transition services for the BNS business; our ability to realize expected growth opportunities and cost savings from the BNS business; our dependence on customers’ capital spending on data and communication systems; concentration of sales among a limited number of customers and channel partners; changes in technology; industry competition and the ability to retain customers through product innovation, introduction and marketing; risks associated with our sales through channel partners; changes to the regulatory environment in which our customers operate; product quality or performance issues and associated warranty claims; our ability to maintain effective management information systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches or computer viruses; the risk our global manufacturing operations suffer production or shipping delays, causing difficulty in meeting customer demands; the risk that internal production capacity or that of contract manufacturers may be insufficient to meet customer demand or quality standards for our products; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers for certain raw material and components; the risk that contract manufacturers we rely on encounter production, quality, financial or other difficulties; our ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities, including delays or challenges related to removing, transporting or reinstalling equipment, that may affect our ability to meet customer demands for products; possible future restructuring actions; substantial indebtedness and maintaining compliance with debt covenants; our ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; possible future impairment charges for fixed or intangible assets, including goodwill; income tax rate variability and ability to recover amounts recorded as deferred tax assets; our ability to recover value-added tax receivables; our ability to attract and retain qualified key employees; labor unrest; obligations under our defined benefit employee benefit plans may require plan contributions in excess of current estimates; significant international operations exposing us to economic, political and other risks, including the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; our ability to compete in international markets due to export and import controls to which we may be subject; changes in the laws and policies in the United States affecting trade; cost of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign environmental laws; and other factors beyond our control. These and other factors are discussed in greater detail in our 2016 Annual Report on Form 10-K. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the changes disclosed below, there have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2016 Annual Report on Form 10-K, as filed with the SEC on February 23, 2017.

Interest Rate Risk

The table below summarizes the expected interest and principal payments associated with our variable rate debt outstanding at June 30, 2017 (mainly the $1.1 billion of variable rate term loans). The principal payments presented below are based on scheduled maturities and assume no borrowings under the revolving credit facility. The interest payments presented below assume the interest rate in effect at June 30, 2017. The impact of a 1% increase in the interest rate index on projected future interest payments on the variable rate debt is also included in the table below.

	Remainder of 2017	2018	2019	2020	2021	There- after
	(dollars in millions)
Principal and interest payments on variable rate debt	$18.8	$37.5	$37.5	$36.8	$36.2	$1,132.4
Average cash interest rate	3.42%	3.42%	3.42%	3.36%	3.30%	3.30%
Impact of 1% increase in interest rate index	$5.5	$11.0	$11.0	$11.0	$11.0	$11.0

We also have $3.6 billion aggregate principal amount of fixed rate senior notes. The table below summarizes our expected interest and principal payments related to our fixed rate debt at June 30, 2017.

	Remainder of 2017	2018	2019	2020	2021	There- after
	(dollars in millions)
Principal and interest payments on fixed rate debt	$99.0	$195.8	$195.8	$195.8	$829.4	$3,497.9
Average cash interest rate	5.51%	5.51%	5.51%	5.51%	5.57%	5.48%

Foreign Currency Risk

During the six months ended June 30, 2017, we entered into foreign exchange forward contracts that are designated as net investment hedges and are intended to mitigate a portion of the foreign currency risk on the Euro net investment in a foreign subsidiary. As of June 30, 2017, the notional value of the forward contracts was $75.0 million and the fair value of the forward contracts was a $5.4 million loss. The forward contracts expire in the fourth quarter of 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company continues to rely on TE Connectivity to provide various services under transition service agreements related to portions of the acquired BNS business that have not yet been integrated into legacy CommScope systems. Management continues to evaluate the design of the control procedures relating to BNS and make changes as necessary. Management expects that further changes to internal control over financial reporting, including those related to further system conversions, will take place during the remainder of 2017 (see Risk Factors in our 2016 Annual Report on Form 10-K).

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

On February 23, 2017, the Company announced that its Board of Directors had authorized the repurchase of up to $100.0 million of the Company’s outstanding common stock. The program was completed in April 2017. The Company has no remaining authorization under the stock repurchase program as of June 30, 2017.

The following table summarizes the stock purchase activity for the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	854,525	$41.04	852,534	$—
May 1, 2017 - May 31, 2017	978	$38.62	—	$—
June 1, 2017 - June 30, 2017	49	$37.57	—	$—
Total	855,552	$41.04	852,534

(1) The total number of shares purchased includes 1,991 shares in April; 978 shares in May; and 49 shares in June that were withheld to satisfy the minimum withholding tax obligations related to RSUs and PSUs that vested during the period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1 *

Amendment Agreement, dated as of May 31, 2017, to the Credit Agreement, dated as of January 11, 2011, among CommScope, Inc., as the Borrower, CommScope Holding Company, Inc., as Holdings, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and the other agents and arrangers party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on May 31, 2017).

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

COMMSCOPE HOLDING COMPANY, INC.

August 2, 2017	/s/ Mark A. Olson
Date	Mark A. Olson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)