Form 10-Q
period 2017-09-30
CommScope Holding Company, Inc.
filed 2017-11-01
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 16, 2017 there were 190,762,060 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

September 30, 2017

Part 1 -- Financial Information (Unaudited)

ITEM 1.  Condensed Consolidated Financial Statements

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Operations
and Comprehensive Income
(Unaudited -- In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$1,128,775	$1,293,948	$3,440,150	$3,744,715
Operating costs and expenses:
Cost of sales	699,145	751,097	2,082,910	2,201,014
Selling, general and administrative	184,671	220,835	603,594	664,365
Research and development	44,498	48,430	140,280	152,554
Amortization of purchased intangible assets	68,271	74,639	202,890	224,270
Restructuring costs, net	5,360	10,826	24,521	24,503
Asset impairments	—	7,375	—	22,668
Total operating costs and expenses	1,001,945	1,113,202	3,054,195	3,289,374
Operating income	126,830	180,746	385,955	455,341
Other income (expense), net	1,807	(7,546)	(13,414)	(21,898)
Interest expense	(61,798)	(68,349)	(192,769)	(215,024)
Interest income	1,180	1,023	3,784	4,750
Income before income taxes	68,019	105,874	183,556	223,169
Income tax expense	(16,862)	(12,043)	(43,373)	(54,797)
Net income	$51,157	$93,831	$140,183	$168,372

Earnings per share:
Basic	$0.27	$0.49	$0.73	$0.88
Diluted	$0.26	$0.48	$0.71	$0.86

Weighted average shares outstanding:
Basic	191,824	192,719	192,973	192,275
Diluted	195,815	196,598	197,387	196,141

Comprehensive income:
Net income	$51,157	$93,831	$140,183	$168,372
Other comprehensive income, net of tax:
Foreign currency translation gain	47,087	8,610	174,187	8,303
Pension and other postretirement benefit activity	(353)	(376)	(1,082)	(3,511)
Loss on net investment hedge	(1,471)	—	(4,822)	—
Available-for-sale securities	(1,685)	(257)	(2,508)	(2,391)
Total other comprehensive income, net of tax	43,578	7,977	165,775	2,401
Total comprehensive income	$94,735	$101,808	$305,958	$170,773

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share amounts)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$411,242	$428,228
Accounts receivable, less allowance for doubtful accounts of $19,060 and $17,211, respectively	930,739	952,367
Inventories, net	485,062	473,267
Prepaid expenses and other current assets	166,905	139,902
Total current assets	1,993,948	1,993,764
Property, plant and equipment, net of accumulated depreciation of $371,114 and $303,734, respectively	477,718	474,990
Goodwill	2,877,813	2,768,304
Other intangible assets, net	1,698,507	1,799,065
Other noncurrent assets	98,559	105,863
Total assets	$7,146,545	$7,141,986
Liabilities and Stockholders' Equity
Accounts payable	$407,635	$415,921
Other accrued liabilities	309,355	429,397
Current portion of long-term debt	—	12,500
Total current liabilities	716,990	857,818
Long-term debt	4,548,016	4,549,510
Deferred income taxes	182,855	199,121
Pension and other postretirement benefit liabilities	28,907	31,671
Other noncurrent liabilities	119,143	109,782
Total liabilities	5,595,911	5,747,902
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: None	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000;
Issued and outstanding shares: 190,761,714 and 193,837,437,
respectively	1,971	1,950
Additional paid-in capital	2,322,747	2,282,014
Retained earnings (accumulated deficit)	(449,579)	(589,556)
Accumulated other comprehensive loss	(119,338)	(285,113)
Treasury stock, at cost: 6,322,910 shares and 1,129,222 shares,
respectively	(205,167)	(15,211)
Total stockholders' equity	1,550,634	1,394,084
Total liabilities and stockholders' equity	$7,146,545	$7,141,986

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities:
Net income	$140,183	$168,372
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	282,543	301,450
Equity-based compensation	31,572	26,621
Deferred income taxes	(19,976)	(94,239)
Asset impairments	—	22,668
Changes in assets and liabilities:
Accounts receivable	59,054	(96,337)
Inventories	11,790	(23,480)
Prepaid expenses and other assets	(22,682)	12,540
Accounts payable and other liabilities	(178,505)	218,590
Other	31,426	14,929
Net cash generated by operating activities	335,405	551,114
Investing Activities:
Additions to property, plant and equipment	(51,152)	(49,660)
Proceeds from sale of property, plant and equipment	5,016	3,935
Cash paid for acquisitions, including purchase price adjustments, net of cash acquired	(105,249)	2,714
Other	9,898	3,487
Net cash used in investing activities	(141,487)	(39,524)
Financing Activities:
Long-term debt repaid	(805,379)	(546,025)
Long-term debt proceeds	780,379	—
Debt issuance and modification costs	(8,363)	—
Debt extinguishment costs	(14,800)	(17,779)
Cash paid for repurchase of common stock	(175,000)	—
Proceeds from the issuance of common shares under equity-based compensation plans	8,803	8,637
Tax withholding payments for vested equity-based compensation awards	(14,956)	(2,946)
Net cash used in financing activities	(229,316)	(558,113)
Effect of exchange rate changes on cash and cash equivalents	18,412	914
Change in cash and cash equivalents	(16,986)	(45,609)
Cash and cash equivalent at beginning of period	428,228	562,884
Cash and cash equivalents at end of period	$411,242	$517,275

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited - In thousands, except share amounts)

	Nine Months Ended
	September 30,
	2017	2016
Number of common shares outstanding:
Balance at beginning of period	193,837,437	191,368,727
Issuance of shares under equity-based compensation plans	2,117,965	1,615,810
Shares surrendered under equity-based compensation plans	(398,698)	(115,598)
Repurchase of common stock	(4,794,990)	—
Balance at end of period	190,761,714	192,868,939
Common stock:
Balance at beginning of period	$1,950	$1,923
Issuance of shares under equity-based compensation plans	21	17
Balance at end of period	$1,971	$1,940
Additional paid-in capital:
Balance at beginning of period	$2,282,014	$2,216,202
Issuance of shares under equity-based compensation plans	8,782	8,620
Equity-based compensation	31,656	26,530
Cumulative effect of change in accounting principle	295	—
Tax benefit from shares issued under equity-based compensation plans	—	7,517
Balance at end of period	$2,322,747	$2,258,869
Retained earnings (accumulated deficit):
Balance at beginning of period	$(589,556)	$(812,394)
Net income	140,183	168,372
Cumulative effect of change in accounting principle	(206)	—
Balance at end of period	$(449,579)	$(644,022)
Accumulated other comprehensive loss:
Balance at beginning of period	$(285,113)	$(171,678)
Other comprehensive income, net of tax	165,775	2,401
Balance at end of period	$(119,338)	$(169,277)
Treasury stock, at cost:
Balance at beginning of period	$(15,211)	$(11,333)
Net shares surrendered under equity-based compensation plans	(14,956)	(2,946)
Repurchase of common stock	(175,000)	—
Balance at end of period	$(205,167)	$(14,279)
Total stockholders' equity	$1,550,634	$1,433,231

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

Basis of Presentation

The Condensed Consolidated Balance Sheet as of September 30, 2017, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, and the Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity for the nine months ended September 30, 2017 and 2016 are unaudited and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for these interim periods are not necessarily indicative of the results of operations to be expected for any future period or the full fiscal year.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Annual Report). There were no changes in the Company’s significant accounting policies during the three or nine months ended September 30, 2017. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements.

Prior to January 1, 2017, the Company consolidated the operating results of the acquired BNS business based on the BNS fiscal reporting calendar that resulted in a reporting lag of one day for the year ended December 31, 2016. The BNS business results included thirteen weeks for the three months ended September 30, 2017 compared to fourteen weeks for the comparable period in 2016. Effective January 1, 2017, the reporting lag was eliminated as a result of system conversions that were part of the BNS integration. The elimination of the reporting lag represents a change in accounting principle which the Company believes to be preferable because it provides more current information to the users of its financial statements. The Company determined that it was impracticable to apply the effects of the lag elimination to financial reporting periods prior to January 1, 2017. The cumulative effect of not retroactively applying this change in accounting, however, was immaterial as of January 1, 2017. Therefore, the Company reported the cumulative effect of the change in accounting principle in net income for the nine months ended September 30, 2017 and did not retrospectively apply the effects of this change to prior periods.

Concentrations of Risk and Related Party Transactions

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for 12% and 11% of the Company’s total net sales during the three and nine months ended September 30, 2017, respectively. Net sales to Anixter accounted for 11% of the Company’s total net sales during the three and nine months ended September 30, 2016. Sales to Anixter primarily originate within the CommScope Connectivity Solutions (CCS) segment. Other than Anixter, no direct customer accounted for 10% or more of the Company’s total net sales for the three or nine months ended September 30, 2017 or 2016.

Accounts receivable from Anixter and Verizon Communications Inc. (Verizon) each represented approximately 11% of accounts receivable as of September 30, 2017. Other than Anixter and Verizon, no direct customer accounted for 10% or more of the Company’s accounts receivable as of September 30, 2017.

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Product warranty accrual, beginning of period	$20,283	$18,356	$21,631	$17,964
Provision for warranty claims	284	3,435	4,515	7,954
Warranty claims paid	(2,033)	(106)	(7,751)	(4,517)
Foreign exchange	(62)	92	77	376
Product warranty accrual, end of period	$18,472	$21,777	$18,472	$21,777

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. There were no goodwill impairments identified during the three and nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company recorded a $15.3 million goodwill impairment charge as a result of the change in its reportable segments. The impairment was recorded in the CCS segment.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. During the three months and nine months ended September 30, 2016, as a result of revisions to the business plan for a particular product line, the Company determined that certain intangible assets in the CCS segment were no longer recoverable and a $7.4 million impairment charge was recorded. There were no asset impairments identified during the three and nine months ended September 30, 2017.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Income Taxes

The effective income tax rate of 24.8% and 23.6% for the three and nine months ended September 30, 2017, respectively, was lower than the statutory rate of 35.0% primarily due to a reduction in tax expense related to the expiration of statutes of limitations on various uncertain tax positions. In addition, the effective income tax rate was favorably impacted by $0.4 million and $13.5 million of excess tax benefits related to equity-based compensation awards for the three and nine months ended September 30, 2017, respectively. Such benefits, which were previously reflected in additional paid-in capital, are now recognized in income tax expense as a result of the adoption of Accounting Standards Update (ASU) No. 2016-09. See the discussion under Recent Accounting Pronouncements for further information regarding the adoption of this new accounting guidance. Offsetting these decreases for the three and nine months ended September 30, 2017 was the effect of the provision for state income taxes.

The effective income tax rate of 11.4% and 24.6% for the three and nine months ended September 30, 2016, respectively, was lower than the statutory rate of 35.0% primarily due to a reduction in tax expense related to the expiration of statutes of limitations on various uncertain tax positions and the release of valuation allowances related to certain foreign deferred tax assets. The effective income tax rate was also favorably affected by the impact of earnings in foreign jurisdictions that the Company does not plan to repatriate. These earnings are generally taxed at rates lower than the United States (U.S.) statutory rate. Offsetting these decreases for the nine months ended September 30, 2016 was the effect of the provision for state income taxes as well as the goodwill impairment for which only partial tax benefits were recorded.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on net income divided by the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares using the treasury stock method. Potentially dilutive common shares include outstanding equity-based awards (stock options, restricted stock units and performance share units). Certain outstanding equity-based awards were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance conditions were not met (1.7 million shares and 1.3 million shares for the three and nine months ended September 30, 2017, respectively, and 1.4 million shares and 1.5 million shares for the three and nine months ended September 30, 2016, respectively). During the three and nine months ended September 30, 2017, the Company repurchased 2.3 million shares and 4.8 million shares, respectively, of its common stock. The Company did not repurchase any of its common stock during the three and nine months ended September 30, 2016. See Note 11 for more information on the share repurchase programs.

The following table presents the basis for the earnings per share computations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income for basic and diluted earnings per share	$51,157	$93,831	$140,183	$168,372

Denominator:
Weighted average common shares outstanding - basic	191,824	192,719	192,973	192,275
Dilutive effect of equity-based awards	3,991	3,879	4,414	3,866
Weighted average common shares outstanding - diluted	195,815	196,598	197,387	196,141

Earnings per share:
Basic	$0.27	$0.49	$0.73	$0.88
Diluted	$0.26	$0.48	$0.71	$0.86

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Recent Accounting Pronouncements

Adopted During the Nine Months Ended September 30, 2017

The Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, on January 1, 2017. The new standard simplifies several aspects of the accounting for employee equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Beginning January 1, 2017, the Company recognized all excess tax benefits in income tax expense. An income tax benefit of $0.4 million and $13.5 million was recognized for the three and nine months ended September 30, 2017, respectively, under ASU No. 2016-09. The Company recognized a $0.2 million, net of tax, cumulative effect adjustment to retained earnings as a result of its election to change its accounting policy to account for forfeitures as they occur. The impact of the adoption of ASU No. 2016-09 to the Condensed Consolidated Statements of Cash Flows was to present excess tax benefits or deficiencies as an operating activity rather than as a financing activity. The Company elected to present the impact on the Condensed Consolidated Statements of Cash Flows retrospectively; therefore, the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 reflects an increase to both net cash generated by operating activities and net cash used in financing activities of $8.1 million.

The Company also adopted ASU No. 2016-15, Cash Flow Classification of Certain Cash Receipts and Cash Payments, as of January 1, 2017. This guidance amends or clarifies guidance on classification of certain transactions in the statement of cash flows, including debt extinguishment costs and contingent consideration payments after a business combination. During the nine months ended September 30, 2017, the impact of adoption on the Company’s Condensed Consolidated Statements of Cash Flows was to present $14.8 million of debt redemption premium paid as a financing activity rather than as an operating activity. The provisions of this new standard are required to be applied retrospectively; therefore, the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 reflects the payment of $17.8 million of debt redemption premiums as a financing activity rather than as an operating activity.

Issued but Not Adopted

In March 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to report the service cost component in the same line item as other compensation costs arising from services rendered by the employee and requires the other components of net benefit cost to be reported outside the subtotal of operating income. ASU No. 2017-07 is effective for the Company as of January 1, 2018 and must be applied retrospectively. While the Company is still evaluating the impact of the new guidance on the consolidated financial statements, it does expect the application of this new guidance to decrease operating income. For details on the components of the Company’s annual net periodic benefit cost, see Note 10 to the Company’s audited consolidated financial statements included in the Company’s 2016 Annual Report. The details on the components of the Company’s interim net periodic benefit cost can be found in Note 10 in these Notes to Unaudited Condensed Consolidated Financial Statements.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes the current leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize assets and lease liabilities for the rights and obligations created by leased assets previously classified as operating leases. ASU No. 2016-02 is effective for the Company as of January 1, 2019 and early adoption is permitted. The Company plans to adopt this new guidance as of January 1, 2019. The Company continues to evaluate the impact of adoption on the consolidated financial statements but expects the ASU to have a material impact on its Condensed Consolidated Balance Sheets as a result of the requirement to recognize right-of-use assets and lease liabilities.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard defines a single comprehensive model of accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company will be required to adopt the new standard, including subsequently issued clarifying guidance, as of January 1, 2018 using either: (i) full retrospective application to each prior reporting period presented; or (ii) modified retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional required disclosures. The Company plans to adopt the new accounting model as of January 1, 2018 using the modified retrospective method.

The Company has completed an impact assessment and determined that adoption of the standard will likely result in an acceleration of when revenues are recognized for certain contracts containing multiple performance obligations. These contract revenues are currently accounted for using the multi-element guidance and are primarily for certain metro cell, distributed antenna system (DAS) and small cell solutions within the CommScope Mobility Solutions (CMS) segment. These multi-element revenue contracts represented less than 2% of total net sales for the three and nine months ended September 30, 2017. Due to the short-term nature of most of the contracts, the impact to the Company’s consolidated financial statements at adoption will be based on customer-specific contract terms in effect at that time and could be significant.

The Company is in the process of implementing the necessary changes to its accounting policies, processes, internal controls and information systems that will be required to meet the new standard’s reporting and disclosure requirements.

2. ACQUISITIONS

On August 1, 2017, the Company acquired Cable Exchange in an all cash transaction. The Company paid $108.7 million ($105.2 million net of cash acquired) and recorded a $14.5 million liability for the remaining payments due. Cable Exchange is a quick-turn supplier of fiber optic and copper assemblies for data, voice and video communications. Net sales of Cable Exchange products reflected in the Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended September 30, 2017 were not material to the CCS segment.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The preliminary allocation of the purchase price, based on estimates of the fair values of the assets acquired and liabilities assumed, is as follows (in millions):

Estimated Fair Value
Cash and cash equivalents	$3.5
Accounts receivable	6.4
Inventory	4.4
Property, plant and equipment	0.9
Goodwill	49.6
Identifiable intangible assets	61.1
Less: Liabilities assumed	(2.7)
Net acquisition cost	$123.2

The goodwill arising from the purchase price allocation of the Cable Exchange acquisition is believed to result from the Company’s reputation in the marketplace and assembled workforce and is expected to be deductible for income tax purposes.

As additional information is obtained, adjustments may be made to the preliminary purchase price allocation. The Company is still finalizing the estimated fair value of certain tangible and intangible assets acquired and liabilities assumed.

On August 28, 2015, the Company acquired TE Connectivity’s BNS business for approximately $3.0 billion in an all-cash transaction. During the nine months ended September 30, 2016, the Company received $3.7 million in net settlements for certain adjustments related to the BNS acquisition. Also during the three and nine months ended September 30, 2016, the Company recorded measurement period adjustments primarily related to the finalization of the valuation of inventory, intangible assets, plant and equipment, pension liabilities and deferred taxes. The impact of these measurement period adjustments was not material to the Company’s results.

3. GOODWILL

The following table presents goodwill by reportable segment (in millions):

	CCS	CMS	Total
Goodwill, gross at December 31, 2016	$2,077.5	$901.8	$2,979.3
Acquisitions	49.6	—	49.6
Foreign exchange	57.3	2.6	59.9
Goodwill, gross at September 30, 2017	2,184.4	904.4	3,088.8
Accumulated impairment charges at December 31, 2016 and September 30, 2017	(51.5)	(159.5)	(211.0)
Goodwill, net at September 30, 2017	$2,132.9	$744.9	$2,877.8

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	September 30, 2017	December 31, 2016
Raw materials	$123,068	$126,027
Work in process	108,353	135,848
Finished goods	253,641	211,392
	$485,062	$473,267

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Other Accrued Liabilities

	September 30, 2017	December 31, 2016
Compensation and employee benefit liabilities	$89,864	$169,923
Accrued interest	48,787	8,586
Deferred revenue	17,340	25,859
Product warranty accrual	18,472	21,631
Restructuring reserve	17,479	30,438
Income taxes payable	16,378	49,984
Value-added taxes payable	12,860	14,885
Accrued professional fees	9,664	10,621
Other	78,511	97,470
	$309,355	$429,397

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency translation
Balance at beginning of period	$(127,048)	$(160,927)	$(254,148)	$(160,620)
Other comprehensive income	47,087	8,604	173,920	7,991
Amounts reclassified from AOCL	—	6	267	312
Balance at end of period	$(79,961)	$(152,317)	$(79,961)	$(152,317)

Defined benefit plan activity
Balance at beginning of period	$(34,202)	$(20,702)	$(33,473)	$(17,567)
Other comprehensive income (loss)	—	345	—	(1,385)
Amounts reclassified from AOCL	(353)	(721)	(1,082)	(2,126)
Balance at end of period	$(34,555)	$(21,078)	$(34,555)	$(21,078)

Net investment hedge
Balance at beginning of period	$(3,351)	$—	$—	$—
Other comprehensive loss	(1,471)	—	(4,822)	—
Balance at end of period	$(4,822)	$—	$(4,822)	$—

Available-for-sale securities
Balance at beginning of period	$1,685	$4,375	$2,508	$6,509
Other comprehensive income (loss)	(154)	(257)	3,159	(1,652)
Amounts reclassified from AOCI	(1,531)	—	(5,667)	(739)
Balance at end of period	$—	$4,118	$—	$4,118
Net AOCL at end of period	$(119,338)	$(169,277)	$(119,338)	$(169,277)

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Cash Flow Information

	Nine Months Ended September 30,
	2017	2016
Cash paid during the period for:
Income taxes, net of refunds	$102,952	$73,752
Interest	$133,797	$157,024

5. FINANCING

	September 30, 2017	December 31, 2016
5.00% senior notes due March 2027	$750,000	$—
6.00% senior notes due June 2025	1,500,000	1,500,000
5.50% senior notes due June 2024	650,000	650,000
5.00% senior notes due June 2021	650,000	650,000
4.375% senior secured notes due June 2020	—	500,000
Senior secured term loan due December 2022	1,071,250	1,234,375
Senior secured term loan due January 2018	—	111,875
Senior secured revolving credit facility expires May 2020	—	—
Total principal amount of debt	$4,621,250	$4,646,250
Less: Original issue discount, net of amortization	(4,282)	(5,857)
Less: Debt issuance costs, net of amortization	(68,952)	(78,383)
Less: Current portion	—	(12,500)
Total long-term debt	$4,548,016	$4,549,510

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

In connection with issuing the 2027 Notes, the Company paid $7.2 million of debt issuance costs during the nine months ended September 30, 2017, which was recorded as a reduction of the carrying amount of the debt and is being amortized over the term of the notes.

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

During the quarter ended September 30, 2017, the Company repaid $25.0 million of the 2022 Term Loan. In connection with this voluntary repayment, $0.5 million of original issue discount and debt issuance costs were written off and included in interest expense.

No portion of the senior secured term loan was reflected as a current portion of long-term debt as of September 30, 2017 related to the potentially required excess cash flow payment because the amount that may be payable in 2018, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2017 related to 2016.

During the nine months ended September 30, 2017, the Company did not borrow under its revolving credit facility. As of September 30, 2017, the Company had availability of approximately $415.8 million under the asset-based revolving credit facility, after giving effect to borrowing base limitations and outstanding letters of credit.

Other Matters

The following table summarizes scheduled maturities of long-term debt as of September 30, 2017 (in millions):

	Remainder of 2017	2018	2019	2020	2021	Thereafter
Scheduled maturities of long-term debt	$—	$—	$—	$—	$650.0	$3,971.3

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The Company’s non-guarantor subsidiaries held $2,603 million, or 36%, of total assets and $532 million, or 10%, of total liabilities as of September 30, 2017 and accounted for $494 million, or 44%, and $1,405 million, or 41%, of net sales for the three and nine months ended September 30, 2017, respectively. As of December 31, 2016, the non-guarantor subsidiaries held $2,211 million, or 31%, of total assets and $615 million, or 11%, of total liabilities. For the three and nine months ended September 30, 2016, the non-guarantor subsidiaries accounted for approximately $526 million, or 41%, and $1,586 million, or $42%, of net sales, respectively. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.34% and 5.24% at September 30, 2017 and December 31, 2016, respectively.

6. DERIVATIVES AND HEDGING ACTIVITIES

Derivatives Not Designated As Hedging Instruments

The Company uses forward contracts to hedge a portion of its balance sheet foreign exchange re-measurement risk and to hedge certain planned foreign currency expenditures. As of September 30, 2017, the Company had foreign exchange contracts outstanding with maturities of up to twelve months and aggregate notional values of $291 million (based on exchange rates as of September 30, 2017). Unrealized gains and losses resulting from these contracts are recognized in other income (expense), net and partially offset corresponding foreign exchange gains and losses on the balances and expenditures being hedged. These instruments are not held for speculative or trading purposes and are not designated as hedges for hedge accounting and are marked to market each period through earnings.

The following table presents the balance sheet location and fair value of the Company’s derivatives not designated as hedging instruments:

		Fair Value of Asset (Liability)
	Balance Sheet Location	September 30, 2017	December 31, 2016
Foreign currency contracts	Prepaid expenses and other current assets	$9,584	$289
Foreign currency contracts	Other accrued liabilities	(154)	(8,349)
Total derivatives not designated as hedging instruments		$9,430	$(8,060)

The pretax impact of these foreign currency forward contracts, both matured and outstanding, on the Condensed Consolidated Statements of Operations and Comprehensive Income is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Gain (Loss) Recognized
Three Months Ended September 30, 2017	Other income (expense), net	$8,458
Three Months Ended September 30, 2016	Other income (expense), net	$(262)
Nine Months Ended September 30, 2017	Other income (expense), net	$22,866
Nine Months Ended September 30, 2016	Other income (expense), net	$(7,051)

Derivative Instruments Designated As Net Investment Hedge

During 2017, the Company entered into foreign exchange forward contracts that are designated as net investment hedges and are intended to mitigate a portion of the foreign currency risk on the Euro net investment in a foreign subsidiary. As of September 30, 2017, the Company held forward contracts with outstanding maturities of less than three months and aggregate notional values of $75.0 million.

Hedge effectiveness is assessed each quarter based on the net investment in the foreign subsidiary designated as the hedged item and the overall changes in the fair value of the forward contracts. For hedges that meet the effectiveness requirements, changes in fair value are recorded as a component of other comprehensive income, net of tax. Any change in fair value that is the result of

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

ineffectiveness is recognized immediately in earnings. As of September 30, 2017, there was no ineffectiveness on the instruments designated as net investment hedges.

The following table presents the balance sheet location and fair value of the derivatives designated as net investment hedges:

		Fair Value of Asset (Liability)
	Balance Sheet Location	September 30, 2017	December 31, 2016
Foreign currency contracts	Prepaid expenses and other current assets	$—	$—
Foreign currency contracts	Other accrued liabilities	(7,778)	—
Total derivatives designated as net investment hedging instruments		$(7,778)	$—

The after tax impact of the effective portion of the forward contracts designated as net investment hedging instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income is as follows:

Foreign Currency Forward Contracts	Location of Loss	Effective Portion of Loss Recognized
Three Months Ended September 30, 2017	Other comprehensive income, net of tax	$(1,471)
Three Months Ended September 30, 2016	Other comprehensive income, net of tax	—
Nine Months Ended September 30, 2017	Other comprehensive income, net of tax	$(4,822)
Nine Months Ended September 30, 2016	Other comprehensive income, net of tax	—

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

7. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, available-for-sale securities, debt instruments and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of September 30, 2017 and December 31, 2016 were considered representative of their fair values due to their short terms to maturity. The fair value of the Company’s available-for-sale securities was based on quoted market prices. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s available-for-sale securities, foreign currency contracts and debt instruments as of September 30, 2017 and December 31, 2016, are as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Available-for-sale securities	$—	$—	$5,212	$5,212	Level 1
Foreign currency contracts	9,584	9,584	289	289	Level 2
Liabilities:
5.00% senior notes due 2027	750,000	753,975	—	—	Level 2
6.00% senior notes due 2025	1,500,000	1,606,950	1,500,000	1,585,350	Level 2
5.50% senior notes due 2024	650,000	682,500	650,000	673,530	Level 2
5.00% senior notes due 2021	650,000	666,250	650,000	669,500	Level 2
4.375% senior secured notes due 2020	—	—	500,000	513,100	Level 2
Senior secured term loan due 2022, at par	1,071,250	1,080,597	1,234,375	1,245,145	Level 2
Senior secured term loan due 2018, at par	—	—	111,875	112,364	Level 2
Foreign currency contracts	7,932	7,932	8,349	8,349	Level 2

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

The CommScope Mobility Solutions (CMS) segment provides merchant radio frequency (RF) wireless network connectivity solutions as well as metro cell, DAS and small cell solutions to enable carriers’ 2G, 3G and 4G networks and to begin to prepare for their 5G needs. These solutions enable wireless operators to increase spectral efficiency and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems. The CMS segment focuses on all aspects of the radio access network (RAN) from the macro through the metro, to the indoor layer. Macro cell solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors and filters. Metro cell solutions can be found on street poles and on other urban, outdoor structures and include RF delivery and connectivity solutions, equipment housing and concealment. These fully integrated outdoor systems comprise specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment. DAS and small cell indoor solutions allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions.

The following table provides summary financial information by reportable segment (in millions):

	September 30, 2017	December 31, 2016
Identifiable segment-related assets:
CCS	$4,657.9	$4,507.5
CMS	2,032.6	2,159.4
Total identifiable segment-related assets	6,690.5	6,666.9
Reconciliation to total assets:
Cash and cash equivalents	411.2	428.2
Deferred income tax assets	44.8	46.9
Total assets	$7,146.5	$7,142.0

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table provides net sales, adjusted operating income, depreciation expense and additions to property, plant and equipment by reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales:
CCS	$708.7	$819.2	$2,116.0	$2,284.2
CMS	420.1	474.7	1,324.2	1,460.5
Consolidated net sales	$1,128.8	$1,293.9	$3,440.2	$3,744.7

Segment adjusted operating income:
CCS	$139.3	$189.5	$400.9	$492.8
CMS	84.2	107.2	282.3	306.3
Total segment adjusted operating income	223.5	296.7	683.2	799.1
Amortization of intangible assets	(68.3)	(74.6)	(202.9)	(224.3)
Restructuring costs, net	(5.4)	(10.8)	(24.5)	(24.5)
Equity-based compensation	(11.0)	(8.4)	(31.6)	(26.6)
Asset impairments	—	(7.4)	—	(22.7)
Integration and transaction costs	(12.0)	(14.8)	(38.2)	(45.1)
Purchase accounting adjustments	—	—	—	(0.6)
Consolidated operating income	$126.8	$180.7	$386.0	$455.3

Depreciation expense:
CCS	$14.6	$13.7	$43.5	$40.3
CMS	6.0	6.5	17.3	19.9
Consolidated depreciation expense	$20.6	$20.2	$60.8	$60.2

Additions to property, plant and equipment:
CCS	$12.9	$13.0	$33.4	$38.5
CMS	7.7	4.5	17.8	11.2
Consolidated additions to property, plant and equipment	$20.6	$17.5	$51.2	$49.7

Sales to customers located outside of the U.S. comprised 47.3% and 45.1% of total net sales for the three and nine months ended September 30, 2017, respectively, compared to 45.0% and 46.3% for the three and nine months ended September 30, 2016, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
United States	$595.3	$712.2	$1,887.5	$2,011.2
Europe, Middle East and Africa	231.0	233.9	698.6	693.4
Asia Pacific	218.6	245.9	604.3	736.2
Central and Latin America	62.2	69.2	177.1	212.4
Canada	21.7	32.7	72.7	91.5
Consolidated net sales	$1,128.8	$1,293.9	$3,440.2	$3,744.7

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

The Company’s net pretax restructuring charges (credits), by segment, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
CCS	$5,569	$8,362	$19,922	$16,062
CMS	(209)	2,464	4,599	8,441
Total	$5,360	$10,826	$24,521	$24,503

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

The activity within the liability established for the cost alignment restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance at June 30, 2017	$359	$5,319	$—	$5,678
Additional charge recorded	86	66	—	152
Cash paid	—	(249)	—	(249)
Foreign exchange and other non-cash items	15	—	—	15
Balance at September 30, 2017	$460	$5,136	$—	$5,596

Balance at December 31, 2016	$311	$6,050	$—	$6,361
Additional charge (credit) recorded	86	(168)	—	(82)
Cash paid	—	(746)	—	(746)
Foreign exchange and other non-cash items	63	—	—	63
Balance at September 30, 2017	$460	$5,136	$—	$5,596

The Company has recognized restructuring charges of $88.9 million since January 2011 for cost alignment restructuring actions. Additional pretax costs of $0.5 million are expected to be incurred to complete these previously announced initiatives. Cash payments of $1.0 million are expected during the remainder of 2017 with additional expected payments of $5.1 million between 2018 and 2022.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The activity within the liability established for the BNS integration restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance at June 30, 2017	$31,380	$841	$—	$32,221
Additional charge recorded	2,789	273	2,146	5,208
Cash paid	(15,289)	(184)	(25)	(15,498)
Consideration received	—	—	14	14
Foreign exchange and other non-cash items	16	—	(2,135)	(2,119)
Balance at September 30, 2017	$18,896	$930	$—	$19,826
Balance at December 31, 2016	$32,740	$371	$—	$33,111
Additional charge recorded	21,029	979	2,595	24,603
Cash paid	(34,974)	(420)	(550)	(35,944)
Consideration received	—	—	2,699	2,699
Foreign exchange and other non-cash items	101	—	(4,744)	(4,643)
Balance at September 30, 2017	$18,896	$930	$—	$19,826

The BNS integration actions include the announced closures or reduction in activities at various U.S. and international facilities as well as headcount reductions in sales, marketing and administrative functions. The Company has recognized restructuring charges of $91.1 million since the BNS acquisition for integration actions. No significant additional restructuring charges are expected to be incurred to complete the previously announced BNS integration initiatives. Cash payments of $7.7 million are expected during the remainder of 2017 with additional expected payments of $12.1 million between 2018 and 2022. Future BNS integration activities are expected to be identified and the resulting amounts may be material.

Restructuring reserves related to all actions were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	September 30, 2017	December 31, 2016
Other accrued liabilities	$17,479	$30,438
Other noncurrent liabilities	7,943	9,034
Total liability	$25,422	$39,472

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

10. EMPLOYEE BENEFIT PLANS

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended				Three Months Ended
	September 30,				September 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$1,262	$821	$—	$1
Interest cost	1,490	1,620	1,355	1,189	67	135
Recognized actuarial loss (gain)	164	236	387	26	(198)	(346)
Amortization of prior service credit	—	—	—	—	(1,034)	(1,055)
Expected return on plan assets	(1,687)	(1,750)	(1,946)	(2,146)	—	—
Net periodic benefit cost (income)	$(33)	$106	$1,058	$(110)	$(1,165)	$(1,265)

	Nine Months Ended				Nine Months Ended
	September 30,				September 30,
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$3,623	$4,013	$—	$3
Interest cost	4,470	4,860	3,938	4,685	201	405
Recognized actuarial loss (gain)	492	708	1,132	82	(594)	(1,038)
Amortization of prior service credit	—	—	—	—	(3,102)	(3,165)
Expected return on plan assets	(5,061)	(5,250)	(5,642)	(6,726)	—	—
Net periodic benefit cost (income)	$(99)	$318	$3,051	$2,054	$(3,495)	$(3,795)

The Company contributed $3.4 million and $5.0 million to its defined benefit pension plans and postretirement benefit plans during the three and nine months ended September 30, 2017, respectively. During the remainder of 2017, the Company anticipates making additional contributions of approximately $3.6 million to its defined benefit plans.

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On February 23, 2017, the Company announced its Board of Directors had authorized the repurchase of up to $100.0 million of the Company’s outstanding common stock. The Company completed this repurchase plan in the first half of the year and repurchased $100.0 million of its common stock, or 2.5 million shares, at an average cost of $40.23 per share. The Company had no remaining authorization under this stock repurchase program at September 30, 2017.

On August 3, 2017, the Company announced its Board of Directors had authorized another repurchase of up to $100.0 million of the Company’s outstanding common stock. Under this plan, during the three and nine months ended September 30, 2017, the Company repurchased $75.0 million of its common stock, or 2.3 million shares, at an average cost of $32.47 per share. The Company has $25.0 million remaining authorized under this stock repurchase program at September 30, 2017. The repurchase authorization expires on July 31, 2018.

Equity-Based Compensation Plans

As of September 30, 2017, $70.6 million of unrecognized compensation costs related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) are expected to be recognized over a remaining weighted average period of 1.4 years. There were no significant capitalized equity-based compensation costs at September 30, 2017.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table shows a summary of the equity-based compensation expense included in the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Selling, general and administrative	$8,365	$6,409	$24,041	$20,306
Cost of sales	1,386	1,104	4,001	3,551
Research and development	1,223	862	3,530	2,764
Total equity-based compensation expense	$10,974	$8,375	$31,572	$26,621

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards generally vest over three years following the grant date and have a contractual term of ten years.

The following table summarizes the stock option activity (in thousands, except per share data):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at June 30, 2017	4,990	$13.03
Granted	—	$—
Exercised	(36)	$8.22
Forfeited	(18)	$35.74
Options outstanding at September 30, 2017	4,936	$12.98	4.4	$102,118

Options outstanding at December 31, 2016	5,497	$10.33
Granted	484	$38.00
Exercised	(957)	$9.20
Forfeited	(88)	$26.14
Options outstanding at September 30, 2017	4,936	$12.98	4.4	$102,118
Options exercisable at September 30, 2017	4,039	$8.51	3.5	$99,771
Options expected to vest at September 30, 2017	897	$33.11	8.7	$2,347

The exercise prices of outstanding options at September 30, 2017 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$2.96 to $5.74	2,688	3.1	$5.40	2,688	$5.40
$5.75 to $22.99	886	2.6	$8.64	886	$8.64
$23.00 to $42.32	1,362	8.2	$30.77	465	$26.25
$2.96 to $42.32	4,936	4.4	$12.98	4,039	$8.51

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

The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Expected option term (in years)	*	6.0	6.0	6.0
Risk-free interest rate	*	1.2%	2.0%	1.4%
Expected volatility	*	50.0%	40.0%	50.0%
Weighted average exercise price	*	$29.59	$38.00	$25.08
Weighted average fair value at grant date	*	$14.17	$15.72	$12.09

*No stock options were granted during the three months ended September 30, 2017.

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs at June 30, 2017	2,422	$31.77
Granted	9	$37.15
Vested and shares issued	(8)	$27.77
Forfeited	(50)	$31.15
Non-vested RSUs at September 30, 2017	2,373	$31.81

Non-vested RSUs at December 31, 2016	2,519	$26.37
Granted	1,134	$37.90
Vested and shares issued	(1,097)	$26.10
Forfeited	(183)	$28.91
Non-vested RSUs at September 30, 2017	2,373	$31.81

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

The following table summarizes the PSU activity (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested PSUs at June 30, 2017	559	$30.32
Granted	—	$—
Vested and shares issued	—	$—
Forfeited	(20)	$28.17
Non-vested PSUs at September 30, 2017	539	$30.40

Non-vested PSUs at December 31, 2016	445	$26.68
Granted	200	$38.00
Vested and shares issued	(64)	$30.76
Forfeited	(42)	$26.73
Non-vested PSUs at September 30, 2017	539	$30.40

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2016 Annual Report on Form 10-K.

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

On August 1, 2017, we acquired Cable Exchange, a quick-turn supplier of fiber optic and copper assemblies for data, voice and video communications, for $123.2 million ($119.7 million net of cash acquired). Cable Exchange will operate within our CommScope Connectivity Solutions (CCS) segment. The acquisition was funded with cash on hand.

On August 28, 2015, we completed the acquisition of TE Connectivity’s Broadband Network Solutions (BNS) business in an all-cash transaction valued at approximately $3.0 billion. The BNS business provides fiber optic and copper connectivity for wireline and wireless networks and also provides small-cell distributed antenna system (DAS) solutions for the wireless market. As a result of much of the BNS business operating under the TE Connectivity fiscal calendar for 2016, the BNS business results included fourteen weeks for the three months ended September 30, 2016 compared to thirteen weeks for the comparable period in 2017.

For the three and nine months ended September 30, 2017, our net sales decreased 12.8% and 8.1%, respectively, from the same prior year periods. Operating income decreased 29.8% and 15.2% for the three and nine months ended September 30, 2017, respectively, compared to the same prior year periods. Non-GAAP adjusted operating income decreased 24.7% and 14.5% for the three and nine months ended September 30, 2017, respectively, also compared to the same prior year periods. During the three and nine months ended September 30, 2017, we recognized $12.0 million and $38.2 million, respectively, of integration and transaction costs, primarily related to the BNS acquisition integration activities. We expect to incur comparable quarterly costs in the fourth quarter of 2017 and significantly lower costs in 2018.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

	Three Months Ended
	September 30,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,128.8	100.0%	$1,293.9	100.0%	$(165.1)	(12.8)%
Gross profit	429.6	38.1	542.9	42.0	(113.3)	(20.9)
Operating income	126.8	11.2	180.7	14.0	(53.9)	(29.8)
Non-GAAP adjusted operating income (1)	223.5	19.8	296.7	22.9	(73.2)	(24.7)
Net income	51.2	4.5%	93.8	7.2%	(42.6)	(45.4)
Diluted earnings per share	$0.26		$0.48		$(0.22)	(45.8)%

	Nine Months Ended
	September 30,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$3,440.2	100.0%	$3,744.7	100.0%	$(304.5)	(8.1)%
Gross profit	1,357.2	39.5	1,543.7	41.2	(186.5)	(12.1)
Operating income	386.0	11.2	455.3	12.2	(69.3)	(15.2)
Non-GAAP adjusted operating income (1)	683.2	19.9	799.1	21.3	(115.9)	(14.5)
Net income	140.2	4.1%	168.4	4.5%	(28.2)	(16.7)
Diluted earnings per share	$0.71		$0.86		$(0.15)	(17.4)%

(1)	See “Reconciliation of Non-GAAP Measures.”

Net sales

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in millions)
Net sales	$1,128.8	$1,293.9	$(165.1)	(12.8)%	$3,440.2	$3,744.7	$(304.5)	(8.1)%
Domestic	595.3	712.2	(116.9)	(16.4)	1,887.5	2,011.2	(123.7)	(6.2)
International	533.5	581.7	(48.2)	(8.3)	1,552.7	1,733.5	(180.8)	(10.4)

Net sales for the three months ended September 30, 2017 decreased in all major geographic regions compared to the corresponding prior year period. The decrease was most pronounced in the United States (U.S.) and the Asia Pacific (APAC) region. For the nine months ended September 30, 2017, net sales were lower across all regions compared to the same prior year period except the Europe, Middle East and Africa (EMEA) region, with the APAC region, the U.S., and the Central and Latin America (CALA) region driving the decrease. Net sales to customers located outside of the U.S. comprised 47.3% and 45.1% of total net sales for the three and nine months ended September 30, 2017, respectively, compared to 45.0% and 46.3% for the three and nine months ended September 30, 2016, respectively. Foreign exchange rate changes had a positive impact on net sales of about 1.0% for the three months ended September 30, 2017 and did not significantly impact net sales for the nine months ended September 30, 2017 compared to the same periods in 2016.

From a segment perspective, net sales from the CCS segment decreased 13.5% and 7.4% for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods due to lower sales in both domestic and international markets. Net sales from the CommScope Mobility Solutions (CMS) segment decreased 11.5% and 9.3% for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods due to lower sales in international markets coupled with a continued softening in the U.S. market in the third quarter of 2017. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in millions)
Gross profit	$429.6	$542.9	$(113.3)	(20.9)%	$1,357.2	$1,543.7	$(186.5)	(12.1)%
Gross margin percentage	38.1%	42.0%			39.5%	41.2%
SG&A expense	184.7	220.8	(36.1)	(16.3)	603.6	664.4	(60.8)	(9.2)
As a percent of sales	16.4%	17.1%			17.5%	17.7%
R&D expense	44.5	48.4	(3.9)	(8.1)	140.3	152.6	(12.3)	(8.1)
As a percent of sales	3.9%	3.7%			4.1%	4.1%

Gross profit (net sales less cost of sales)

The decrease in gross profit for the three and nine months ended September 30, 2017 compared to the prior year periods was mainly driven by decreases in sales volume, reductions in price, unfavorable manufacturing variances and higher material costs. This decrease was partially offset by the favorable impact of cost reduction initiatives.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense for the three and nine months ended September 30, 2017 was lower than the prior year periods due primarily to lower incentive compensation expense, benefits from cost reduction initiatives and lower expenses related to the reduced sales volume. SG&A expense as a percentage of sales decreased from the prior year periods as a result of these reductions in expense.

Research and development

Research and development (R&D) expense decreased for the three and nine months ended September 30, 2017 compared to the prior year periods primarily as a result of lower incentive compensation expense. R&D expense as a percentage of sales remained relatively unchanged from the prior year periods. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs and Asset impairments

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2017	2016		$2017	2016	$
	(dollars in millions)
Amortization of purchased intangible assets	$68.3	$74.6	$(6.3)	$202.9	$224.3	$(21.4)
Restructuring costs, net	5.4	10.8	(5.4)	24.5	24.5	—
Asset impairments	—	7.4	(7.4)	—	22.7	(22.7)

Amortization of purchased intangible assets

The amortization of purchased intangible assets was lower for the three and nine months ended September 30, 2017 compared to the prior year periods primarily because certain of our intangible assets became fully amortized. This was partially offset by the amortization of intangible assets related to the Cable Exchange acquisition.

Restructuring costs

The restructuring costs for the three and nine months ended September 30, 2017 and 2016 were primarily related to the continuing integration of the BNS acquisition. We expect to incur additional pretax costs of up to $0.5 million to complete actions announced to date. We paid $15.7 million and $36.7 million of restructuring costs during the three and nine months ended September 30, 2017, respectively, and expect to pay an additional $8.7 million by the end of 2017 related to restructuring actions that have been initiated. In addition, we expect to pay $17.2 million between 2018 and 2022 related to restructuring actions that have been initiated. As a result of the continuing BNS integration, additional restructuring actions are expected to be identified and the resulting charges and cash requirements may be material.

Asset impairments

We did not record any asset impairment charges during the three and nine months ended September 30, 2017. During the three months ended September 30, 2016, we recorded a $7.4 million impairment charge within the CCS segment due to the revised business plan for a product line that indicated its intangible assets would not be recoverable. In addition to this impairment charge, the nine months ended September 30, 2016 included a $15.3 million goodwill impairment charge in the CCS segment as a result of the impairment analysis required by the change in reportable segments. Goodwill is tested for impairment annually on October 1 and both goodwill and other assets are tested when events have occurred or circumstances exist that indicate potential impairment. It is possible that future impairment reviews may indicate additional impairments of goodwill and/or other assets and those charges could be material.

Net interest expense, Other income (expense), net and Income tax expense

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2017	2016		$2017	2016	$
	(in millions)
Net interest expense	$(60.6)	$(67.3)	$6.7	$(189.0)	$(210.3)	$21.3
Other income (expense), net	1.8	(7.5)	9.3	(13.4)	(21.9)	8.5
Income tax expense	(16.9)	(12.0)	(4.9)	(43.4)	(54.8)	11.4

Net interest expense

The decrease in net interest expense for the three and nine months ended September 30, 2017 as compared to the prior year periods resulted from decreases in our long-term debt due to our debt redemptions in 2016. Our average long-term debt outstanding decreased by more than $400.0 million for the nine months ended September 30, 2017 as compared to the prior year period. During the nine months ended September 30, 2017, the reduction in interest expense was offset partially by the write-off of $9.6 million of debt issuance costs and original issue discount in connection with the redemption of $500.0 million of the 4.375% senior secured notes due 2020 (the 2020 Notes) and the prepayment of $250.0 million of senior secured term loans. The redemption of the 2020 Notes and the prepayment of the senior secured term loans were substantially funded by the issuance of $750.0 million of new 5.00% senior notes due 2027 (the 2027 Notes) in March 2017.

In June 2016 and August 2016, we voluntarily redeemed $300.0 million and $236.6 million, respectively, of the 6.625%/7.375% senior payment-in-kind toggle notes (the senior PIK toggle notes). In connection with the redemption, we incurred a redemption premium (see “Other income (expense), net” below) and wrote off $2.6 million and $6.1 million of debt issuance costs to interest expense during the three and nine months ended September 30, 2016, respectively.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.34% at September 30, 2017, 5.24% at December 31, 2016 and 5.32% at September 30, 2016.

Other income (expense), net

In connection with the redemption of the 2020 Notes during the nine months ended September 30, 2017, we paid a redemption premium of $14.8 million which was included in other income (expense), net. In May 2017, we amended the senior secured loan due December 2022 (the 2022 Term Loan) to reduce the interest rate margin, and in connection with the amendment, we incurred debt modification costs of $1.1 million which were included in other income (expense), net for the nine months ended September 30, 2017. In connection with the redemptions of the senior PIK toggle notes, we incurred redemption premiums of $7.8 million and $17.7 million for the three and nine months ended September 30, 2016, respectively, which were included in other income (expense), net.

Foreign exchange losses of $1.7 million and $7.1 million were included in other income (expense), net for the three and nine months ended September 30, 2017, respectively, compared to losses of $0.1 million and $3.5 million for the three and nine months ended September 30, 2016, respectively.

During the three and nine months ended September 30, 2017, we sold the remainder of our investment in Hydrogenics resulting in pretax gains of $2.4 million and $9.0 million, respectively, which were recorded in other income (expense), net. During the nine months ended September 30, 2016, sales of Hydrogenics shares resulted in pretax gains of $1.2 million.

Income taxes

Our effective income tax rate of 24.8% and 23.6% for the three and nine months ended September 30, 2017, respectively, was lower than the statutory rate of 35.0% primarily due to a reduction in tax expense related to the expiration of statutes of limitations on various uncertain tax positions. In addition, the effective tax rate was favorably affected by $0.4 million and $13.5 million of excess tax benefits related to equity-based compensation awards for the three and nine months ended September 30, 2017, respectively. Such benefits, which were previously reflected in additional paid-in capital, are now recognized in income tax expense as a result of the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. See the discussion under Recent Accounting Pronouncements in Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding the adoption of this new accounting guidance. Offsetting these decreases for the three and nine months ended September 30, 2017 was the effect of the provision for state income taxes.

Our effective income tax rate of 11.4% and 24.6% for the three and nine months ended September 30, 2016, respectively, was lower than the statutory rate of 35.0% primarily due to a reduction in tax expense related to the expiration of statutes of limitations on various uncertain tax positions and the release of valuation allowances related to certain foreign deferred tax assets. The effective income tax rate was also favorably affected by the impact of earnings in foreign jurisdictions that we do not plan to repatriate. These earnings are generally taxed at rates lower than the U.S. statutory rate. Offsetting these decreases for the nine months ended September 30, 2016 was the effect of the provision for state income taxes as well as the goodwill impairment for which only partial tax benefits were recorded.

Segment Results

	Three Months Ended
	September 30,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$708.7	62.8%	$819.2	63.3%	$(110.5)	(13.5)%
CMS	420.1	37.2	474.7	36.7	(54.6)	(11.5)
Consolidated net sales	$1,128.8	100.0%	$1,293.9	100.0%	$(165.1)	(12.8)%

Operating income by segment:
CCS	$71.2	10.0%	$104.8	12.8%	$(33.6)	(32.1)%
CMS	55.6	13.2	75.9	16.0	(20.3)	(26.7)
Consolidated operating income	$126.8	11.2%	$180.7	14.0%	$(53.9)	(29.8)%

Non-GAAP adjusted operating income by segment: (1)
CCS	$139.3	19.7%	$189.5	23.1%	$(50.2)	(26.5)%
CMS	84.2	20.0	107.2	22.6	(23.0)	(21.5)
Non-GAAP consolidated adjusted operating income (1)	$223.5	19.8%	$296.7	22.9%	$(73.2)	(24.7)%

	Nine Months Ended
	September 30,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$2,116.0	61.5%	$2,284.2	61.0%	$(168.2)	(7.4)%
CMS	1,324.2	38.5	1,460.5	39.0	(136.3)	(9.3)
Consolidated net sales	$3,440.2	100.0%	$3,744.7	100.0%	$(304.5)	(8.1)%

Operating income by segment:
CCS	$193.8	9.2%	$247.8	10.8%	$(54.0)	(21.8)%
CMS	192.2	14.5	207.5	14.2	(15.3)	(7.4)
Consolidated operating income	$386.0	11.2%	$455.3	12.2%	$(69.3)	(15.2)%

Non-GAAP adjusted operating income by segment: (1)
CCS	$400.9	18.9%	$492.8	21.6%	$(91.9)	(18.6)%
CMS	282.3	21.3	306.3	21.0	(24.0)	(7.8)
Non-GAAP consolidated adjusted operating income (1)	$683.2	19.9%	$799.1	21.3%	$(115.9)	(14.5)%

(1)	See “Reconciliation of Non-GAAP Measures.” Components may not sum to total due to rounding.

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

CCS segment net sales were lower in the three and nine months ended September 30, 2017 compared to the prior year periods in all regions except the EMEA region. The decrease was driven by the U.S. and the APAC region as a result of a slowdown in the rollout of new projects by certain North American service providers, continued weakness in demand for our indoor network products, and certain large projects in the APAC region in 2016 that did not recur in 2017. In addition, we experienced BNS integration issues early in 2017 that negatively affected customer service levels and order rates. Incremental sales related to the Cable Exchange acquisition completed in August 2017 were not material to the CCS segment for the three and nine months ended September 30, 2017. Compared to the same periods in 2016, foreign exchange rate changes had a positive impact on CCS segment sales of about 1.0% for the three months ended September 30, 2017 and did not significantly impact segment sales for the nine months ended September 30, 2017.

CCS segment operating income and non-GAAP adjusted operating income decreased for the three and nine months ended September 30, 2017 compared to the prior year periods primarily due to lower sales volumes, price reductions, higher material costs and unfavorable manufacturing variances. These decreases were partially offset by lower incentive compensation and the favorable impact of cost reduction initiatives. The decrease in CCS segment operating income was also partially offset by lower intangible asset amortization and lower goodwill impairment charges during the three and nine months ended September 30, 2017 compared to the prior year periods. The impacts of intangible asset amortization and goodwill impairment charges are excluded from the calculation of non-GAAP adjusted operating income. See “Reconciliation of Non-GAAP Measures.”

We expect demand for our indoor network CCS products to be driven by global information technology spending and spending in core networks as the ongoing need for bandwidth and intelligence in the network continues to create demand for high-performance connectivity solutions. We expect demand for our outdoor network CCS products to be driven by global deployment of fiber-optic solutions for fiber-to-the-X applications, new services, competitive dynamics in the access market, ongoing maintenance requirements of cable networks and residential construction market activity in North America. Spending patterns by service providers can be volatile. Uncertain global economic conditions, variability in the levels of commercial and residential construction activity, consolidation among service providers, uncertain levels of information technology spending and reductions in the levels of distributor inventories may negatively affect demand for our products. The ongoing demand for fiber solutions is expected to be somewhat offset by decelerating demand for copper solutions in networks.

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

The CMS segment experienced a decrease in net sales for the three months ended September 30, 2017 compared to the prior year period in all major regions, except the APAC region. Net sales from the CMS segment for the nine months ended September 30, 2017 decreased in all regions. The decline in sales of our CMS products in the APAC region was primarily due to certain large projects in the first half of 2016 that did not recur in the first half of 2017. Also, while CMS segment net sales benefited from increased spending by certain domestic operators in the first quarter of 2017, we saw a slowdown in their spending in the second and third quarters of 2017. Compared to the same periods in 2016, foreign exchange rate changes had a positive impact on CMS segment sales of 1.0% for the three months ended September 30, 2017 and did not significantly impact segment sales for the nine months ended September 30, 2017.

CMS segment operating income and non-GAAP adjusted operating income decreased for the three and nine months ended September 30, 2017 compared to the prior year periods primarily due to lower sales volumes, price reductions and unfavorable geographic mix partially offset by lower incentive compensation. The decrease in CMS segment operating income for the three and nine months ended September 30, 2017 compared to the prior year periods was partially offset by lower intangible amortization, restructuring costs and transaction costs. Non-GAAP adjusted operating income excludes the impacts of intangible amortization, restructuring costs and transaction costs. See “Reconciliation of Non-GAAP Measures.”

Our sales to wireless operators are volatile. We expect longer-term demand for our CMS products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services in developed markets. In addition, we expect longer-term demand for our CMS products to be favorably affected by government initiatives to promote the expansion of wireless networks (e.g., FirstNet). We also expect longer-term demand for our CMS products to be positively affected by the introduction of 5G technology. In preparation for 5G networks, we continue to invest heavily in R&D, support customer trials and participate in industry forums to help shape 5G standards. Uncertainty in the global economy or a particular region or consolidation among wireless operators may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales.

In the near-term, we expect cautious spending patterns at certain North American operators due primarily to industry consolidation and delayed timing of certain expected network upgrades. We expect a return to growth in North America in 2018.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	September 30, 2017	December 31, 2016	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$411.2	$428.2	$(17.0)	(4.0)%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	865.7	720.2	145.5	20.2
Availability under revolving credit facility	415.8	441.1	(25.3)	(5.7)
Long-term debt, including current portion	4,548.0	4,562.0	(14.0)	(0.3)
Total capitalization (2)	6,098.7	5,956.1	142.6	2.4
Long-term debt, including current portion, as a percentage of total capitalization	74.6%	76.6%

(1)

Working capital consisted of current assets of $1,993.9 million less current liabilities of $717.0 million at September 30, 2017. Working capital consisted of current assets of $1,993.8 million less current liabilities of $857.8 million at December 31, 2016.

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

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended September 30, 2017, our pro forma adjusted EBITDA, as measured pursuant to indentures governing our notes, was $1,043.6 million, which included the impact of the Cable Exchange acquisition and savings from announced cost reduction initiatives (combined total of $27.1 million) so that the impact of the acquisition and cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at September 30, 2017.

Cash and cash equivalents decreased during the first nine months of 2017 despite $335.4 million of cash generated by operations. The decrease was mainly due to cash used to repurchase $175.0 million our common stock, $105.2 million used to acquire Cable Exchange, $51.2 million used for capital expenditures and $25.0 million used for a voluntarily repayment on the 2022 Term Loan.

As of September 30, 2017, approximately 80% of our cash and cash equivalents were held outside the U.S. Income taxes have been provided on foreign earnings such that there would be no significant tax cost to repatriate the portion of this cash that is not required to meet operational needs of our international subsidiaries.

Working capital, excluding cash and cash equivalents and the current portion of long-term debt, increased during the nine months ended September 30, 2017 primarily due to lower accrued compensation balances due to the payment of 2016 incentive compensation and a reduction of income tax payable due to certain international tax payments. The net increase in total capitalization during the nine months ended September 30, 2017 primarily reflected current year earnings and foreign currency translation gains, partially offset by stock repurchases.

Cash Flow Overview

	Nine Months Ended
	September 30,		Dollar	%
	2017	2016	Change	Change
	(in millions)
Net cash generated by operating activities	$335.4	$551.1	$(215.7)	(39.1)%
Net cash used in investing activities	(141.5)	(39.5)	(102.0)	NM
Net cash used in financing activities	(229.3)	(558.1)	328.8	NM

NM – Not meaningful

Operating Activities

During the nine months ended September 30, 2017, we generated $335.4 million of cash through operating activities compared to $551.1 million during the nine months ended September 30, 2016. The lower level of cash generation was primarily due to the prior year benefit generated from the extension of vendor payment terms as well as higher 2016 incentive compensation paid in the current year. These declines were partially offset by higher cash flow from accounts receivable due to changes in the timing of sales and collections. In addition, we paid higher cash taxes during the nine months ended September 30, 2017 than in the prior year period but this was partially offset by lower interest payments than in the comparable period.

Investing Activities

During the nine months ended September 30, 2017, we acquired Cable Exchange and paid $105.2 million, net of cash acquired, using cash on hand. We recorded a noncurrent liability for the remaining $14.5 million payments due to the sellers. During the nine months ended September 30, 2016, we received adjustments to the BNS acquisition purchase price of $3.7 million and paid $1.0 million as a final payment on a previous acquisition.

Investment in property, plant and equipment during the nine months ended September 30, 2017 was $51.2 million compared with $49.7 million for the prior year period. The investment in property, plant and equipment was primarily related to supporting improvements in manufacturing operations, including expanding production capacity and investing in information technology, including software developed for internal use.

During the nine months ended September 30, 2017 we received proceeds of $9.9 million related to the sale of the remainder of our investment in Hydrogenics Corporation. During the nine months ended September 30, 2016 we received $1.3 million in proceeds related to the sale of a portion of that investment.

During the nine months ended September 30, 2017 and 2016, we sold properties no longer being utilized for $5.0 million and $3.7 million, respectively.

Financing Activities

During the nine months ended September 30, 2017, we issued the 2027 Notes for $750.0 million and the proceeds, together with cash on hand, were used to (i) redeem all $500.0 million of the outstanding 2020 Notes, (ii) repay a portion of the outstanding borrowings under our senior secured term loans, including the $111.9 million of outstanding principal on our senior secured term loan due 2018 and $138.1 million of outstanding principal on the 2022 Term Loan, and (iii) pay related fees and expenses. We paid a $14.8 million premium to redeem the 2020 Notes and paid $7.2 million in debt issuance costs related to the 2027 Notes.

During the nine months ended September 30, 2017, we amended the 2022 Term Loan to reduce the interest rate margin by 50 basis points which resulted in the repayment of $30.4 million to certain lenders under the senior secured credit facilities and the receipt of $30.4 million in proceeds from the new lenders and existing lenders who increased their positions. We also paid $1.1 million in debt modification costs related to this amendment.

During the nine months ended September 30, 2017, we voluntarily repaid $25.0 million of the 2022 Term Loan. We expect to voluntarily repay additional debt and may repurchase certain of our senior notes if market conditions are favorable and the applicable indenture and the credit agreements governing the senior secured credit facilities permit such repayment or repurchase. We may also refinance portions of our existing debt to reduce interest rates, extend the term or adjust the total amount of fixed or floating-rate debt.

As of September 30, 2017, we had no outstanding borrowings under our revolving credit facility and the remaining availability was approximately $415.8 million, reflecting a borrowing base of $444.4 million reduced by $28.6 million of letters of credit issued under the revolving credit facility.

During the first half of the year, we paid cash of $100.0 million to repurchase stock under the stock repurchase program authorized by our Board of Directors in February 2017. We had no remaining authorization under this stock repurchase program as of September 30, 2017. In August 2017, our Board of Directors approved a new stock repurchase plan of up to $100.0 million. We paid cash of $75.0 million to repurchase stock under this plan during the nine months ended September 30, 2017. We had $25.0 million remaining authorized under this stock repurchase program as of September 30, 2017. The repurchase authorization under this plan expires on July 31, 2018.

During the nine months ended September 30, 2017, we received proceeds of $8.8 million related to the exercise of stock options. Also during the nine months ended September 30, 2017, employees surrendered 398,698 shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $15.0 million.

During the nine months ended September 30, 2016, we voluntarily redeemed the remaining $536.6 million of our senior PIK toggle notes, and we made mandatory debt repayments of $9.4 million on the 2022 Term Loan. Also during the nine months ended September 30, 2016, we received proceeds of $8.6 million related to the exercise of stock options and employees surrendered 115,598 shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units, which reduced cash flows by $2.9 million.

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

We also believe presenting these non-GAAP results for the twelve months ended September 30, 2017 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the nine months ended September 30, 2016 from the data for the year ended December 31, 2016 and then adding the data for the nine months ended September 30, 2017.

Consolidated

	Three Months		Nine Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	September 30,		September 30,		December 31,	September 30,
	2017	2016	2017	2016	2016	2017
	(in millions)
Operating income	$126.8	$180.7	$386.0	$455.3	$574.8	$505.5
Adjustments:
Amortization of purchased intangible assets	68.3	74.6	202.9	224.3	297.2	275.8
Restructuring costs, net	5.4	10.8	24.5	24.5	42.9	42.9
Equity-based compensation	11.0	8.4	31.6	26.6	35.0	40.0
Asset impairments	—	7.4	—	22.7	38.6	15.9
Integration and transaction costs (a)	12.0	14.8	38.2	45.1	62.3	55.4
Purchase accounting adjustments (b)	—	—	—	0.6	0.6	—
Non-GAAP adjusted operating income	$223.5	$296.7	$683.2	$799.1	$1,051.4	$935.5
Depreciation	20.6	20.2	60.8	60.2	80.5	81.1
Non-GAAP adjusted EBITDA	$244.1	$316.9	$744.1	$859.4	$1,131.8	$1,016.5

(a)	Reflects integration costs related to the acquisition of the BNS business, transaction costs related to potential and consummated acquisitions and costs related to secondary stock offerings.
(b)	Reflects non-cash charges resulting from purchase accounting adjustments.

CCS Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating income	$71.2	$104.8	$193.8	$247.8
Adjustments:
Amortization of purchased intangible assets	44.2	49.4	130.7	148.3
Restructuring costs, net	5.6	8.4	19.9	16.1
Equity-based compensation	6.4	4.9	18.4	15.2
Asset impairments	—	7.4	—	22.7
Integration and transaction costs	11.9	14.6	38.1	42.1
Purchase accounting adjustments	—	—	—	0.6
Non-GAAP adjusted operating income	$139.3	$189.5	$400.9	$492.8

CMS Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating income	$55.6	$75.9	$192.2	$207.5
Adjustments:
Amortization of purchased intangible assets	24.1	25.2	72.2	76.0
Restructuring costs, net	(0.2)	2.5	4.6	8.4
Equity-based compensation	4.6	3.5	13.2	11.5
Integration and transaction costs	0.2	0.2	0.2	2.9
Non-GAAP adjusted operating income	$84.2	$107.2	$282.3	$306.3

Note: Components may not sum to total due to rounding.

Contractual Obligations

In March 2017, we issued the 2027 Notes, redeemed the 2020 Notes and repaid a portion of our senior secured term loans. In May 2017, we repriced the 2022 Term Loan. The following table summarizes our contractual obligations at September 30, 2017:

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Remainder of 2017	2018-2019	2020-2021	Thereafter
	(in millions)
Long-term debt, including current maturities (a)	$4,621.3	$—	$—	$650.0	$3,971.3
Interest on long-term debt (a)(b)	1,599.9	58.5	463.6	445.3	632.5
Operating leases	117.1	9.9	56.1	32.4	18.7
Purchase obligations (c)	10.4	10.4	—	—	—
Pension and other postretirement benefit liabilities (d)	11.2	3.6	3.2	1.9	2.5
Restructuring costs, net (e)	19.4	8.0	9.6	1.8	—
Unrecognized tax benefits (f)	—	—	—	—	—
Total contractual obligations	$6,379.3	$90.4	$532.5	$1,131.4	$4,625.0
(a)

No other prepayment or redemption of any of our long-term debt balances has been assumed. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Note 6 in the Notes to Consolidated Financial Statements included in our 2016 Annual Report for information regarding the terms of our long-term debt agreements.

(b)	Interest on long-term debt excludes the amortization of debt issuance costs and original issue discount. Interest on variable rate debt is estimated based upon rates in effect at September 30, 2017.
(c)

Purchase obligations include minimum amounts owed under take-or-pay or minimum requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.

(d)

Amounts reflect expected contributions related to payments under the postretirement benefit plans through 2026 and expected pension contributions of $3.2 million during the remainder of 2017 (see Note 10 in the Notes to Consolidated Financial Statements included in our 2016 Annual Report).

(e)	Future restructuring payments exclude payments due under lease arrangements which are included in operating leases above.
(f)

Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $42.9 million has been excluded from the presentation. We anticipate a reduction of up to $1.0 million of unrecognized tax benefits during the remainder of 2017 (see Note 11 in the Notes to Consolidated Financial Statements included in our 2016 Annual Report).

Off-Balance Sheet Arrangements

We are not party to any significant off-balance sheet arrangements except for operating leases. There have not been any material changes to our off-balance sheet arrangements during the nine months ended September 30, 2017.

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

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our ability to integrate the BNS business in a timely and cost-effective manner; our reliance on TE Connectivity for transition services for the BNS business; our ability to realize expected growth opportunities and cost savings from the BNS business; our dependence on customers’ capital spending on data and communication systems; concentration of sales among a limited number of customers and channel partners; changes in technology; industry competition and the ability to retain customers through product innovation, introduction and marketing; risks associated with our sales through channel partners; changes to the regulatory environment in which our customers operate; product quality or performance issues and associated warranty claims; our ability to maintain effective management information systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches or computer viruses; the risk our global manufacturing operations suffer production or shipping delays, causing difficulty in meeting customer demands; the risk that internal production capacity or that of contract manufacturers may be insufficient to meet customer demand or quality standards for our products; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers for certain raw material and components; the risk that contract manufacturers we rely on encounter production, quality, financial or other difficulties; our ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities, including delays or challenges related to removing, transporting or reinstalling equipment, that may affect our ability to meet customer demands for products; possible future restructuring actions; substantial indebtedness and maintaining compliance with debt covenants; our ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; possible future impairment charges for fixed or intangible assets, including goodwill; income tax rate variability and ability to recover amounts recorded as deferred tax assets; our ability to recover value-added and similar tax receivables; our ability to attract and retain qualified key employees; labor unrest; obligations under our defined benefit employee benefit plans may require plan contributions in excess of current estimates; significant international operations exposing us to economic, political and other risks, including the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; our ability to compete in international markets due to export and import controls to which we may be subject; changes in the laws and policies in the United States affecting trade; cost of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign environmental laws; and other factors beyond our control. These and other factors are discussed in greater detail in our 2016 Annual Report on Form 10-K. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the changes disclosed below, there have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2016 Annual Report on Form 10-K, as filed with the SEC on February 23, 2017.

Interest Rate Risk

The table below summarizes the expected interest and principal payments associated with our variable rate debt outstanding at September 30, 2017 (mainly the $1.1 billion variable rate term loan). The principal payments presented below are based on scheduled maturities and assume no borrowings under the revolving credit facility. The interest payments presented below assume the interest rate in effect at September 30, 2017. The impact of a 1% increase in the interest rate index on projected future interest payments on the variable rate debt is also included in the table below.

	Remainder of 2017	2018	2019	2020	2021	There- after
	(dollars in millions)
Principal and interest payments on variable rate debt	$9.0	$36.0	$36.0	$35.3	$34.7	$1,106.0
Average cash interest rate	3.36%	3.36%	3.36%	3.30%	3.24%	3.24%
Impact of 1% increase in interest rate index	$2.7	$10.7	$10.7	$10.7	$10.7	$10.7

We also have $3.6 billion aggregate principal amount of fixed rate senior notes. The table below summarizes our expected interest and principal payments related to our fixed rate debt at September 30, 2017.

	Remainder of 2017	2018	2019	2020	2021	There- after
	(dollars in millions)
Principal and interest payments on fixed rate debt	$49.5	$195.8	$195.8	$195.8	$829.5	$3,497.8
Average cash interest rate	5.51%	5.51%	5.51%	5.51%	5.57%	5.48%

Foreign Currency Risk

During the nine months ended September 30, 2017, we entered into foreign exchange forward contracts that are designated as net investment hedges and are intended to mitigate a portion of the foreign currency risk on the Euro net investment in a foreign subsidiary. As of September 30, 2017, the notional value of the forward contracts was $75.0 million and the fair value of the forward contracts was a $7.8 million loss. The forward contracts expire in the fourth quarter of 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company continues to rely on TE Connectivity to provide various services under transition service agreements related to portions of the acquired BNS business that have not yet been integrated into legacy CommScope systems. Management expects that changes to internal control over financial reporting will take place during the remainder of 2017 as significant portions of the operations that are subject to transition service agreements are expected to be integrated into legacy CommScope systems (see Risk Factors in our 2016 Annual Report on Form 10-K).

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

On August 2, 2017, the Company announced that its Board of Directors had authorized the repurchase of up to $100.0 million of the Company’s outstanding common stock. The program does not obligate the Company to acquire any particular amount of its common stock, and the program may be extended, modified, suspended or discontinued at any time. The repurchase authorization expires on July 31, 2018.

The following table summarizes the stock purchase activity for the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	937	$37.84	—	$—
August 1, 2017 - August 31, 2017	2,310,920	$32.48	2,309,470	$25,000,000
September 1, 2017 - September 30, 2017	301	$32.97	—	$25,000,000
Total	2,312,158	$32.48	2,309,470

(1) The total number of shares purchased includes 937 shares in July; 1,450 shares in August; and 301 shares in September that were withheld to satisfy the minimum withholding tax obligations related to RSUs and PSUs that vested during the period.

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

COMMSCOPE HOLDING COMPANY, INC.

October 31, 2017	/s/ Mark A. Olson
Date	Mark A. Olson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)