Form 10-Q
period 2018-03-31
CommScope Holding Company, Inc.
filed 2018-05-01
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 13, 2018 there were 192,085,842 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

March 31, 2018

PART 1 -- FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Operations
and Comprehensive Income
(Unaudited -- In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$1,120,517	$1,137,285
Operating costs and expenses:
Cost of sales	709,117	683,478
Selling, general and administrative	185,131	211,821
Research and development	49,864	48,988
Amortization of purchased intangible assets	67,229	67,638
Restructuring costs, net	5,450	5,388
Total operating costs and expenses	1,016,791	1,017,313
Operating income	103,726	119,972
Other income (expense), net	983	(15,357)
Interest expense	(59,807)	(69,554)
Interest income	1,434	874
Income before income taxes	46,336	35,935
Income tax expense	(12,601)	(2,373)
Net income	$33,735	$33,562

Earnings per share:
Basic	$0.18	$0.17
Diluted	$0.17	$0.17

Weighted average shares outstanding:
Basic	191,366	194,068
Diluted	195,459	199,140

Comprehensive income:
Net income	$33,735	$33,562
Other comprehensive income, net of tax:
Foreign currency translation gain	46,785	40,351
Pension and other postretirement benefit activity	(1,432)	(369)
Loss on net investment hedge	(598)	(355)
Available-for-sale securities	—	1,309
Total other comprehensive income, net of tax	44,755	40,936
Total comprehensive income	$78,490	$74,498

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share amounts)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$472,733	$453,977
Accounts receivable, less allowance for doubtful accounts of $15,107 and $13,976, respectively	984,847	898,829
Inventories, net	470,946	444,941
Prepaid expenses and other current assets	153,681	146,112
Total current assets	2,082,207	1,943,859
Property, plant and equipment, net of accumulated depreciation of $407,331 and $390,389, respectively	464,306	467,289
Goodwill	2,900,958	2,886,630
Other intangible assets, net	1,578,003	1,636,084
Other noncurrent assets	124,993	107,804
Total assets	$7,150,467	$7,041,666
Liabilities and Stockholders' Equity
Accounts payable	$460,498	$436,737
Other accrued liabilities	301,380	286,980
Total current liabilities	761,878	723,717
Long-term debt	4,371,821	4,369,401
Deferred income taxes	128,965	134,241
Pension and other postretirement benefit liabilities	25,212	25,140
Other noncurrent liabilities	131,234	141,341
Total liabilities	5,419,110	5,393,840
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: None	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000;
Issued and outstanding shares: 192,077,678 and 190,906,110,
respectively	1,988	1,972
Additional paid-in capital	2,348,498	2,334,071
Retained earnings (accumulated deficit)	(356,259)	(395,998)
Accumulated other comprehensive loss	(41,848)	(86,603)
Treasury stock, at cost: 6,733,285 shares and 6,336,144 shares,
respectively	(221,022)	(205,616)
Total stockholders' equity	1,731,357	1,647,826
Total liabilities and stockholders' equity	$7,150,467	$7,041,666

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities:
Net income	$33,735	$33,562
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	89,405	100,401
Equity-based compensation	10,547	9,412
Deferred income taxes	(5,444)	(16,444)
Changes in assets and liabilities:
Accounts receivable	(71,108)	19,683
Inventories	(25,207)	(19,132)
Prepaid expenses and other assets	(24,502)	(12,314)
Accounts payable and other liabilities	15,412	(28,032)
Other	12,422	15,653
Net cash generated by operating activities	35,260	102,789
Investing Activities:
Additions to property, plant and equipment	(13,576)	(12,910)
Proceeds from sale of property, plant and equipment	2,984	355
Other	—	639
Net cash used in investing activities	(10,592)	(11,916)
Financing Activities:
Long-term debt repaid	—	(750,000)
Long-term debt proceeds	—	750,000
Debt issuance and modification costs	—	(6,115)
Debt extinguishment costs	—	(14,800)
Cash paid for repurchase of common stock	—	(58,770)
Proceeds from the issuance of common shares under equity-based compensation plans	3,929	5,805
Tax withholding payments for vested equity-based compensation awards	(15,406)	(14,758)
Net cash used in financing activities	(11,477)	(88,638)
Effect of exchange rate changes on cash and cash equivalents	5,565	7,174
Change in cash and cash equivalents	18,756	9,409
Cash and cash equivalent at beginning of period	453,977	428,228
Cash and cash equivalents at end of period	$472,733	$437,637

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited - In thousands, except share amounts)

	Three Months Ended
	March 31,
	2018	2017
Number of common shares outstanding:
Balance at beginning of period	190,906,110	193,837,437
Issuance of shares under equity-based compensation plans	1,568,709	1,655,631
Shares surrendered under equity-based compensation plans	(397,141)	(393,594)
Repurchase of common stock	—	(1,632,986)
Balance at end of period	192,077,678	193,466,488
Common stock:
Balance at beginning of period	$1,972	$1,950
Issuance of shares under equity-based compensation plans	16	16
Balance at end of period	$1,988	$1,966
Additional paid-in capital:
Balance at beginning of period	$2,334,071	$2,282,014
Issuance of shares under equity-based compensation plans	3,913	5,789
Equity-based compensation	10,514	9,316
Cumulative effect of change in accounting principle	—	295
Balance at end of period	$2,348,498	$2,297,414
Retained earnings (accumulated deficit):
Balance at beginning of period	$(395,998)	$(589,556)
Net income	33,735	33,562
Cumulative effect of change in accounting principle	6,004	(206)
Balance at end of period	$(356,259)	$(556,200)
Accumulated other comprehensive loss:
Balance at beginning of period	$(86,603)	$(285,113)
Other comprehensive income, net of tax	44,755	40,936
Balance at end of period	$(41,848)	$(244,177)
Treasury stock, at cost:
Balance at beginning of period	$(205,616)	$(15,211)
Net shares surrendered under equity-based compensation plans	(15,406)	(14,758)
Repurchase of common stock	—	(65,011)
Balance at end of period	$(221,022)	$(94,980)
Total stockholders' equity	$1,731,357	$1,404,023

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

Basis of Presentation

The Condensed Consolidated Balance Sheet as of March 31, 2018 and the Condensed Consolidated Statements of Operations and Comprehensive Income, Cash Flows and Stockholders’ Equity for the three months ended March 31, 2018 and 2017 are unaudited and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for these interim periods are not necessarily indicative of the results of operations to be expected for any future period or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Annual Report). Other than the changes described below to revenue recognition policies as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, there were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2018. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements.

Revenue Recognition

The Company recognizes revenue based on the satisfaction of distinct obligations to transfer goods and services to customers. The majority of the Company’s revenue is from product sales. Revenue from product sales is recognized when control is transferred to the customer, typically upon either shipment or delivery. A minor portion of the Company’s revenue is derived from project contracts containing a combination of product and service obligations. Revenue from project contracts is recognized at either a point in time or over time using cost input methods, based on the specific terms of each contract.

For project contracts containing multiple distinct performance obligations, the transaction price is allocated based on the relative standalone estimated selling price of each performance obligation. The relative standalone selling price is determined using current price lists and observable pricing in separate contracts with similar customers. For performance obligations recognized over-time, judgment is required to evaluate assumptions, including the total estimated costs to determine progress towards contract completion and to calculate the corresponding amount of revenue to recognize. If estimated total costs on any contract are greater than the net contract revenues, the entire estimated loss is recognized in the period the loss becomes known. The cumulative effects on revenue from revisions to total estimated costs are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The Company also recognizes revenue from other customer contract types, including licensing of intellectual property, software licensing and post-contact support (PCS) which may be sold as part of a bundled product offering or as a separate contract. For bundled product arrangements, the transaction price is allocated based on the relative standalone estimated selling price of each performance obligation. Distinct intellectual property obligations, including software, are considered functional in nature and are recognized as revenue at the point in time the customer receives the rights to use and benefit from the intellectual property or are determined using a usage-based royalty. PCS obligations are typically recognized over the term of the contract.

Revenue is measured based on the consideration to which the Company expects to be entitled, based on customer contracts. For sales to distributors, system integrators and value-added resellers (primarily for the CommScope Connectivity Solutions (CCS) segment), revenue is adjusted for variable consideration amounts, including estimated discounts, returns, rebates and distributor price protection programs. These estimates are determined based upon historical experience, contract terms, inventory levels in the distributor channel and other related factors. Adjustments to variable consideration estimates are recorded when circumstances indicate revisions may be necessary.

The Company records a contract asset for unbilled accounts receivable related to revenue that has been recognized in advance of consideration being unconditionally due from the customer, which is common for certain project contract obligations. Contract asset amounts are transferred to accounts receivable when the Company’s right to the consideration becomes unconditional, which varies by contract, but is generally based on achieving certain acceptance milestones.

A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a customer prior to transferring control of goods or services to the customer under the terms of a contract. Deferred revenue balances typically result from advance payments received from customers for product contracts or from billings in excess of revenue recognized on project or services arrangements.

Concentrations of Risk and Related Party Transactions

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for 10% of the Company’s total net sales during both the three months ended March 31, 2018 and 2017. Sales to Anixter primarily originate within the CCS segment. Other than Anixter, no direct customer accounted for 10% or more of the Company’s total net sales for the three months ended March 31, 2018 or 2017. No direct customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2018.

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Three Months Ended
	March 31,
	2018	2017
Product warranty accrual, beginning of period	$16,928	$21,631
Provision for warranty claims	1,420	2,202
Warranty claims paid	(2,217)	(3,618)
Foreign exchange	19	(35)
Product warranty accrual, end of period	$16,150	$20,180

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. There were no goodwill impairments identified during the three months ended March 31, 2018 or 2017.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment, and they are then measured at fair value if impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions, there were no definite-lived intangible or other long-lived asset impairments identified during the three months ended March 31, 2018 or 2017.

Income Taxes

On December 22, 2017, the U.S. government enacted tax reform legislation that reduced the corporate income tax rate from 35% to 21% and included a broad range of complex provisions affecting the taxation of businesses. Generally, financial statement recognition of the new legislation would be required to be completed in the period of enactment; however, in response to the complexities of this new legislation, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118 to provide companies with transitional relief. Specifically, when the initial accounting for items under the new legislation is incomplete, the guidance allows the recognition of provisional amounts when reasonable estimates can be made or the continued application of the prior tax law if a reasonable estimate of the effect cannot be made. The SEC staff has provided up to one year from the date of enactment for companies to finalize the accounting for the effects of this new legislation. Although no changes were made to the provisional amounts during the three months ended March 31, 2018, the Company expects to refine the calculations as additional analysis is completed and as a more thorough understanding of the new tax law is reached. The changes made could be material to income tax expense.

The effective income tax rate of 27.2% for the three months ended March 31, 2018 was higher than the statutory rate of 21.0% primarily due to the effect of the provision for state income taxes, the impact of earnings in foreign jurisdictions that are taxed at rates higher than the United States (U.S.) statutory rate, the impact of the new U.S. anti-deferral provisions and the impact of repatriation taxes. These increases to the effective tax rate were partially offset by the favorable impact of $4.3 million of excess tax benefits related to equity-based compensation awards.

The effective income tax rate of 6.6% for the three months ended March 31, 2017 was significantly lower than the statutory rate of 35.0% primarily due to the favorable impact of $8.7 million of excess tax benefits related to equity-based compensation awards. The effective income tax rate was also favorably affected by the impact of earnings in foreign jurisdictions that the Company did not plan to repatriate. These earnings were generally taxed at rates lower than the U.S. statutory rate. Offsetting these decreases for the three months ended March 31, 2017 was the effect of the provision for state income taxes.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on net income divided by the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares using the treasury stock method. Potentially dilutive common shares include outstanding equity-based awards (stock options, restricted stock units and performance share units). Certain outstanding equity-based awards were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance conditions were not met (0.5 million shares and 0.4 million shares for the three months ended March 31, 2018 and 2017, respectively).

The following table presents the basis for the earnings per share computations (in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net income for basic and diluted earnings per share	$33,735	$33,562

Denominator:
Weighted average common shares outstanding - basic	191,366	194,068
Dilutive effect of equity-based awards	4,093	5,072
Weighted average common shares outstanding - diluted	195,459	199,140

Earnings per share:
Basic	$0.18	$0.17
Diluted	$0.17	$0.17

Recent Accounting Pronouncements

Adopted During the Three Months Ended March 31, 2018

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, including all subsequently issued clarifying guidance on January 1, 2018. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company adopted the standard using the modified retrospective application with the cumulative effect of applying the standard on the date of adoption recognized in retained earnings (accumulated deficit).

Revenue recognition for the Company’s product sales remained generally consistent with historical practice. However, the adoption of ASU No. 2014-09 resulted in acceleration of revenue recognition for certain project contracts containing integrated product and service obligations, primarily within the CommScope Mobility Solutions (CMS) segment. These multi-element revenue contracts represented less than 1% of total net sales for the three months ended March 31, 2018. For these contracts, certain performance obligations are recognized over time using cost-based input methods, which recognize revenue and cost of sales based on the relationship between actual costs incurred compared to the total estimated cost for the contract. Based on customer-specific contracts in effect at January 1, 2018, the Company recorded a cumulative effect adjustment, net of tax, of $3.4 million that reduces the accumulated deficit on the Condensed Consolidated Balance Sheets. This adjustment reflects an acceleration of revenues of $8.0 million.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The impact of adoption of the new revenue recognition standard on our condensed consolidated financial statements was as follows:

	Three Months Ended March 31, 2018
	As Reported	Amounts Without Adoption of ASU No. 2014-09	Effect of Change Increase / (Decrease)
Net sales	$1,120,517	$1,122,257	$(1,740)
Cost of sales	709,117	708,897	220
Operating income	103,726	105,686	(1,960)
Income tax expense	12,601	13,114	(513)
Net income	33,735	35,182	(1,447)

	As of March 31, 2018
	As Reported	Amounts Without Adoption of ASU No. 2014-09	Effect of Change Increase / (Decrease)
Assets:
Accounts receivable, less allowance for doubtful accounts	$984,847	$980,187	$4,660
Inventories, net	470,946	474,556	(3,610)
Liabilities:
Other accrued liabilities	301,380	302,297	(917)
Equity:
Retained earnings (accumulated deficit)	(356,259)	(358,226)	1,967

The Company adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018. This new guidance modifies how entities measure equity investments (except those accounted for under the equity method of accounting) and present changes in the fair value of financial liabilities; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; changes presentation and disclosure requirements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Adoption of this new guidance did not have a material impact on the consolidated financial statements.

The Company adopted ASU No. 2016-16, Accounting for Income Taxes, Intra-Entity Asset Transfers of Assets Other than Inventory, on January 1, 2018. Under previous guidance, the tax effects of intra-entity asset transfers were deferred until the transferred asset was sold to a third party or otherwise recovered through use. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, the tax effect of the intra-entity asset sale would be recognized when the transfer occurs. The Company recorded a cumulative effect adjustment of $2.6 million that decreased the accumulated deficit on the Condensed Consolidated Balance Sheets as a result of this new guidance.

The Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on January 1, 2018. The new standard requires an employer to report the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from services rendered by the employee and requires the other components of net periodic benefit cost to be reported outside the subtotal of operating income. Of the total $1.1 million of net periodic benefit income for the three months ended March 31, 2018, $2.3 million of net periodic benefit income was recorded in other income (expense), net, and $1.2 million of net periodic benefit cost was recorded within operating income. The Company utilized the practical expedient and used the amounts disclosed in its employee benefit plans note for the three months ended March 31, 2017 as the basis for applying the retrospective presentation requirements. The Company reclassified $1.4 million of net periodic benefit income from operating income to other income (expense), net for the three months ended March 31, 2017. The adoption of this guidance had no impact on the previously reported income before income taxes or net income for the three months ended March 31, 2017. See Note 10 for details on the components of the Company’s net periodic benefit cost.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The Company adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, on January 1, 2018. The new guidance provides targeted improvements to the hedge accounting model intended to allow financial reporting to more closely reflect an entity’s risk management activities and to simplify the application of hedge accounting. Beginning January 1, 2018, the Company has elected to assess the effectiveness of its net investment hedges using the spot rate method. As a result, differences between the spot rate and the forward rate will be amortized on a straight-line basis to other income (expense), net over the life of the contract. See Note 6 for the details on the impact of this change to the financial statements.

Issued but Not Adopted

In February 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to elect reclassification from accumulated other comprehensive income to retained earnings for certain tax effects resulting from the U.S. tax legislation enacted in 2017. ASU No. 2018-02 is effective for the Company as of January 1, 2019 and early adoption is permitted. The Company does not expect to elect the permitted reclassification and therefore does not expect the new guidance to have an impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes the current leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize assets and lease liabilities for the rights and obligations created by leased assets previously classified as operating leases. ASU No. 2016-02 is effective for the Company as of January 1, 2019. The Company continues to evaluate the impact of adoption on the consolidated financial statements but expects the ASU to have a material impact on its Condensed Consolidated Balance Sheets as a result of the requirement to recognize right-of-use assets and lease liabilities.

2. ACQUISITIONS

On August 1, 2017, the Company acquired Cable Exchange in an all cash transaction. The Company paid $108.7 million ($105.2 million net of cash acquired) and recorded a $14.5 million liability for the remaining payments due. Cable Exchange is a quick-turn supplier of fiber optic and copper assemblies for data, voice and video communications. Net sales of Cable Exchange products are reflected in the CCS segment for the three months ended March 31, 2018 and were not material.

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

3. GOODWILL

The following table presents goodwill by reportable segment (in millions):

	CCS	CMS	Total
Goodwill, gross at December 31, 2017	$2,193.2	$904.4	$3,097.6
Foreign exchange	14.3	0.1	14.4
Goodwill, gross at March 31, 2018	2,207.5	904.5	3,112.0
Accumulated impairment charges at December 31, 2017 and March 31, 2018	(51.5)	(159.5)	(211.0)
Goodwill, net at March 31, 2018	$2,156.0	$745.0	$2,901.0

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Disaggregated Net Sales

The following table presents net sales by reportable segment, disaggregated based on contract type (in millions):

	Three Months Ended March 31, 2018
	CCS	CMS	Total
Contract type:
Product contracts	$671.5	$425.3	$1,096.8
Project contracts	—	10.5	10.5
Other contracts	2.1	11.1	13.2
Consolidated net sales	$673.6	$446.9	$1,120.5

Further information on net sales by reportable segment and geographic region is included in Note 8.

Allowance for Doubtful Accounts

	Three Months Ended
	March 31,
	2018	2017
Allowance for doubtful accounts, beginning of period	$13,976	$17,211
Charged to costs and expenses	1,466	812
Deductions (1)	(335)	80
Allowance for doubtful accounts, end of period	$15,107	$18,103
(1)	Uncollectible customer accounts written off, net of recoveries of previously written off customer accounts.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets and liabilities from contracts with customers as of March 31, 2018 and December 31, 2017.

	Balance Sheet Location	March 31, 2018	December 31, 2017
Unbilled accounts receivable	Accounts receivable, less allowance for doubtful accounts	$4,900	$—
Deferred revenue	Other accrued liabilities	12,716	12,611

There were no material changes to contract asset balances for the three months ended March 31, 2018 as a result of changes in estimates or impairments. The full amount of the deferred revenue balance as of March 31, 2018 was classified as current as the Company expects to recognize these amounts as revenue over the next twelve months.

Inventories

	March 31, 2018	December 31, 2017
Raw materials	$137,902	$126,558
Work in process	105,390	98,526
Finished goods	227,654	219,857
	$470,946	$444,941

Other Accrued Liabilities

	March 31, 2018	December 31, 2017
Compensation and employee benefit liabilities	$93,021	$97,522
Accrued interest	48,876	23,485
Deferred revenue	12,716	12,611
Product warranty accrual	16,150	16,928
Restructuring reserve	15,793	24,961
Income taxes payable	14,354	16,949
Purchase price payable	12,655	2,098
Value-added taxes payable	11,980	11,838
Accrued professional fees	7,496	10,224
Other	68,339	70,364
	$301,380	$286,980

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended March 31,
	2018	2017
Foreign currency translation
Balance at beginning of period	$(52,770)	$(254,148)
Other comprehensive income	46,785	40,084
Amounts reclassified from AOCL	—	267
Balance at end of period	$(5,985)	$(213,797)

Net investment hedge
Balance at beginning of period	$(4,981)	$—
Other comprehensive loss	(598)	(355)
Balance at end of period	$(5,579)	$(355)

Defined benefit plan activity
Balance at beginning of period	$(28,852)	$(33,473)
Amounts reclassified from AOCL	(1,432)	(369)
Balance at end of period	$(30,284)	$(33,842)

Available-for-sale securities
Balance at beginning of period	$—	$2,508
Other comprehensive income	—	1,698
Amounts reclassified from AOCI	—	(389)
Balance at end of period	$—	$3,817
Net AOCL at end of period	$(41,848)	$(244,177)

Amounts reclassified from net AOCL related to foreign currency translation and available-for-sale securities are recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Income. Defined benefit plan amounts reclassified from net AOCL are included in the computation of net periodic benefit cost (income) and are recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Information

	Three Months Ended March 31,
	2018	2017
Cash paid during the period for:
Income taxes, net of refunds	$22,056	$17,006
Interest	31,907	16,643

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

5. FINANCING

	March 31, 2018	December 31, 2017
5.00% senior notes due March 2027	$750,000	$750,000
6.00% senior notes due June 2025	1,500,000	1,500,000
5.50% senior notes due June 2024	650,000	650,000
5.00% senior notes due June 2021	650,000	650,000
Senior secured term loan due December 2022	886,250	886,250
Senior secured revolving credit facility expires May 2020	—	—
Total principal amount of debt	$4,436,250	$4,436,250
Less: Original issue discount, net of amortization	(3,236)	(3,389)
Less: Debt issuance costs, net of amortization	(61,193)	(63,460)
Total long-term debt	$4,371,821	$4,369,401

See Note 6 in the Notes to Consolidated Financial Statements in the 2017 Annual Report for additional information on the terms and conditions of the 5.00% senior notes due 2027, the 6.00% senior notes due 2025, the 5.50% senior notes due 2024, the 5.00% senior notes due 2021 and the senior secured term loan and revolving credit facility.

Senior Secured Credit Facilities

No portion of the senior secured term loan was reflected as a current portion of long-term debt as of March 31, 2018 related to the potentially required excess cash flow payment because the amount that may be payable in 2019, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2018 related to 2017.

During the three months ended March 31, 2018, the Company did not borrow under its revolving credit facility. As of March 31, 2018, the Company had availability of $437.2 million under the asset-based revolving credit facility, after giving effect to borrowing base limitations and outstanding letters of credit.

Other Matters

The Company’s non-guarantor subsidiaries held $2,636 million, or 37%, of total assets and $547 million, or 10%, of total liabilities as of March 31, 2018 and accounted for $464 million, or 41%, of net sales for the three months ended March 31, 2018. As of December 31, 2017, the non-guarantor subsidiaries held $2,587 million, or 37%, of total assets and $569 million, or 11%, of total liabilities. For the three months ended March 31, 2017, the non-guarantor subsidiaries accounted for approximately $440 million, or 39% million, of net sales. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.54% and 5.45% at March 31, 2018 and December 31, 2017, respectively.

6. DERIVATIVES AND HEDGING ACTIVITIES

Derivatives Not Designated As Hedging Instruments

The Company uses forward contracts to hedge a portion of its balance sheet foreign exchange re-measurement risk and to hedge certain planned foreign currency expenditures. As of March 31, 2018, the Company had foreign exchange contracts outstanding with maturities of up to eleven months and aggregate notional values of $393 million (based on exchange rates as of March 31, 2018). Unrealized gains and losses resulting from these contracts are recognized in other income (expense), net and partially offset corresponding foreign exchange gains and losses on the balances and expenditures being hedged. These instruments are not held for speculative or trading purposes, are not designated as hedges for hedge accounting purposes and are marked to market each period through earnings.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table presents the balance sheet location and fair value of the Company’s derivatives not designated as hedging instruments:

		Fair Value of Asset (Liability)
	Balance Sheet Location	March 31, 2018	December 31, 2017
Foreign currency contracts	Prepaid expenses and other current assets	$10,724	$9,050
Foreign currency contracts	Other accrued liabilities	(580)	(574)
Total derivatives not designated as hedging instruments		$10,144	$8,476

The pretax impact of these foreign currency forward contracts, both matured and outstanding, on the Condensed Consolidated Statements of Operations and Comprehensive Income is as follows:

Foreign Currency Forward Contracts	Location of Gain	Gain Recognized
Three Months Ended March 31, 2018	Other income (expense), net	$11,880
Three Months Ended March 31, 2017	Other income (expense), net	1,855

Derivative Instruments Designated As Net Investment Hedge

The Company has a hedging strategy to designate certain foreign exchange contracts as net investment hedges to mitigate a portion of the foreign currency risk on the euro net investment in a foreign subsidiary. As of March 31, 2018, the Company held designated forward contracts with outstanding maturities of up to nine months and an aggregate notional value of $80.0 million.

In the first quarter of 2018, the Company changed the method used to assess the effectiveness of its net investment hedges from the forward rate method to the spot rate method. The Company believes the spot rate method better aligns with the underlying foreign currency exposure of the hedged net investment. Effective January 1, 2018, the spot-forward differences of the designated forward contracts are excluded from hedge effectiveness at inception and are recognized on a straight-line basis to other income (expense), net over the life of each contract. For the three months ended March 31, 2018, the Company recognized $0.3 million of pretax income in other income (expense), net as a result of amortizing the spot-forward differences.

Hedge effectiveness is assessed each quarter based on the net investment in the foreign subsidiary designated as the hedged item and the changes in the fair value of designated forward contracts based on spot rates. For hedges that meet the effectiveness requirements, changes in fair value are recorded as a component of other comprehensive income, net of tax. As of March 31, 2018, there was no ineffectiveness on the instruments designated as net investment hedges.

The following table presents the balance sheet location and fair value of the derivative instruments designated as net investment hedges:

		Fair Value of Asset (Liability)
	Balance Sheet Location	March 31, 2018	December 31, 2017
Foreign currency contracts	Prepaid expenses and other current assets	$284	$—
Foreign currency contracts	Other accrued liabilities	(1,116)	(403)
Total derivatives designated as net investment hedging instruments		$(832)	$(403)

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The after-tax impact of the effective portion of the forward contracts designated as net investment hedging instruments, both matured and outstanding, on the Condensed Consolidated Statements of Operations and Comprehensive Income is as follows:

Foreign Currency Forward Contracts	Location of Loss	Effective Portion of Loss Recognized
Three Months Ended March 31, 2018	Other comprehensive income, net of tax	$(598)
Three Months Ended March 31, 2017	Other comprehensive income, net of tax	(355)

7. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of March 31, 2018 and December 31, 2017 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s foreign currency contracts and debt instruments as of March 31, 2018 and December 31, 2017, are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$11,008	$11,008	$9,050	$9,050	Level 2
Liabilities:
5.00% senior notes due 2027	750,000	714,375	750,000	753,750	Level 2
6.00% senior notes due 2025	1,500,000	1,557,600	1,500,000	1,591,800	Level 2
5.50% senior notes due 2024	650,000	663,000	650,000	676,780	Level 2
5.00% senior notes due 2021	650,000	658,125	650,000	661,375	Level 2
Senior secured term loan due 2022, at par	886,250	890,127	886,250	892,343	Level 2
Foreign currency contracts	1,696	1,696	977	977	Level 2

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

8. SEGMENTS AND GEOGRAPHIC INFORMATION

The CommScope Connectivity Solutions (CCS) segment provides innovative fiber optic and copper cable and connectivity solutions for use in data centers and business enterprise, telecommunications, cable television and residential broadband networks. The CCS portfolio includes solutions for indoor and outdoor network applications. Indoor network solutions are found in commercial buildings and in the network core, which includes data centers, central offices and cable television headends. These solutions include optical fiber and twisted pair structured cabling solutions, intelligent infrastructure management hardware and software, high-density fiber optic connectivity, fiber management systems, patch cords and panels, pre-terminated fiber connectivity, complete cabling systems and cable assemblies for use in offices and date centers. Outdoor network solutions are found in both local-area and wide-area networks and “last-mile” fiber-to-the-home installations, including deployments of fiber-to-the-node (FTTN), fiber-to-the-premises (FTTP) and fiber-to-the-distribution point (FTTdP) to homes, businesses and cell sites. These solutions support the multichannel video, voice and high-speed data services provided by telecommunications operators and multi-system operators. The Company’s fiber optic connectivity solutions are primarily comprised of hardened connector systems, fiber distribution hubs and management systems, couplers and splitters, plug and play multiport service terminals, hardened optical terminating enclosures, high density cable assemblies, splices and splice closures.

The CommScope Mobility Solutions (CMS) segment provides the integral building blocks for cellular base station sites and related connectivity; indoor, small cell and distributed antenna wireless systems; and wireless network backhaul planning and optimization products and services. These solutions enable wireless operators to increase spectral efficiency and enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems. The CMS segment focuses on all aspects of the radio access network (RAN) from the macro through the metro, to the indoor layer. Macro cell solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors and filters. Metro cell solutions can be found on street poles and on other urban, outdoor structures and include radio frequency (RF) delivery and connectivity solutions, equipment housing and concealment. These fully integrated outdoor systems are comprised of specialized antennas, filters/combiners, backhaul solutions, intra-system cabling and power distribution, all minimized to fit an urban environment. Distributed antenna systems and small cell indoor solutions allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions.

The following table provides summary financial information by reportable segment (in millions):

	March 31, 2018	December 31, 2017
Identifiable segment-related assets:
CCS	$4,573.9	$4,546.0
CMS	2,058.0	1,995.8
Total identifiable segment-related assets	6,631.9	6,541.8
Reconciliation to total assets:
Cash and cash equivalents	472.7	454.0
Deferred income tax assets	45.9	45.9
Total assets	$7,150.5	$7,041.7

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table provides net sales, adjusted operating income, depreciation expense and additions to property, plant and equipment by reportable segment (in millions):

	Three Months Ended
	March 31,
	2018	2017
Net sales:
CCS	$673.6	$681.6
CMS	446.9	455.7
Consolidated net sales	$1,120.5	$1,137.3

Segment adjusted operating income:
CCS	$108.7	$114.5
CMS	79.9	101.4
Total segment adjusted operating income	188.6	215.9
Amortization of intangible assets	(67.2)	(67.6)
Restructuring costs, net	(5.5)	(5.4)
Equity-based compensation	(10.5)	(9.4)
Integration and transaction costs	(1.7)	(13.5)
Consolidated operating income	$103.7	$120.0

Depreciation expense:
CCS	$14.1	$14.4
CMS	5.5	5.6
Consolidated depreciation expense	$19.6	$20.0

Additions to property, plant and equipment:
CCS	$8.8	$8.8
CMS	4.8	4.1
Consolidated additions to property, plant and equipment	$13.6	$12.9

Sales to customers located outside of the U.S. comprised 45.8% and 43.0% of total net sales for the three months ended March 31, 2018 and 2017, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Three Months Ended
	March 31,
	2018	2017
United States	$607.5	$648.3
Europe, Middle East and Africa	249.7	231.8
Asia Pacific	188.6	181.9
Caribbean and Latin America	56.1	58.8
Canada	18.6	16.5
Consolidated net sales	$1,120.5	$1,137.3

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

9. RESTRUCTURING COSTS

The Company incurs costs associated with restructuring initiatives intended to improve overall operating performance and profitability. The costs related to restructuring actions are generally composed of employee-related costs, lease termination costs and fixed asset related costs. Employee-related costs include the expected severance costs and related benefits as well as one-time severance benefits that are accrued over the remaining period employees are required to work in order to receive such benefits. Lease termination costs relate to the discounted cost of unused leased facilities, net of anticipated sub-rental income. Fixed asset related costs include non-cash impairments or fixed asset disposals associated with restructuring actions in addition to the cash costs to uninstall, pack, ship and reinstall manufacturing equipment and the costs to prepare the receiving facility to accommodate relocated equipment. Fixed asset related costs are expensed as incurred. Cash paid is net of proceeds received from the sale of related assets.

As a result of restructuring and consolidation actions, the Company owns unutilized real estate at various facilities in the U.S. and internationally. The Company is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets.

The Company’s net pretax restructuring charges by segment were as follows:

	Three Months Ended
	March 31,
	2018	2017
CCS	$2,370	$4,757
CMS	3,080	631
Total	$5,450	$5,388

Restructuring reserves were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	March 31, 2018	December 31, 2017
Other accrued liabilities	$15,793	$24,961
Other noncurrent liabilities	6,077	7,036
Total liability	$21,870	$31,997

Cost Alignment Restructuring Actions

Prior to the acquisition of TE Connectivity’s Broadband Network Solutions (BNS) business in August 2015, the Company initiated restructuring actions to realign and lower its cost structure, primarily through workforce reductions and other cost reduction initiatives, including the cessation of manufacturing operations at various facilities. As of March 31, 2018, these actions were substantially complete except for a $4.9 million liability for lease termination costs, for which the Company expects to make cash payments of $1.4 million during the remainder of 2018 and make the remaining payments of $3.5 million between 2019 and 2022.

BNS Integration Restructuring Actions

Following the acquisition of BNS, the Company initiated a series of restructuring actions, which are currently ongoing, to integrate and streamline operations and achieve cost synergies. The activity within the liability established for the BNS integration restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance at December 31, 2017	$25,588	$1,080	$—	$26,668
Additional charge recorded	3,938	658	790	5,386
Cash paid	(13,692)	(844)	(146)	(14,682)
Consideration received	—	—	2,279	2,279
Foreign exchange and other non-cash items	263	10	(2,923)	(2,650)
Balance at March 31, 2018	$16,097	$904	$—	$17,001

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The BNS integration actions include the announced closures or reduction in activities at various U.S. and international facilities as well as headcount reductions in sales, marketing and administrative functions. The Company has recognized restructuring charges of $115.0 million since the BNS acquisition for integration actions. No significant additional restructuring charges are expected to be incurred to complete the previously announced BNS integration initiatives. The Company expects to make cash payments of $13.0 million during the remainder of 2018 and additional cash payments of $4.0 million between 2019 and 2022. Future restructuring actions may be identified and the resulting charges and cash requirements may be material.

10. EMPLOYEE BENEFIT PLANS

Pension Plans

	Three Months Ended
	March 31,
	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Service cost	$—	$—	$1,164	$1,164
Interest cost	1,323	1,490	1,354	1,271
Recognized actuarial loss	120	164	320	367
Amortization of prior service cost	—	—	10	—
Expected return on plan assets	(1,597)	(1,687)	(2,004)	(1,819)
Net periodic benefit cost (income)	$(154)	$(33)	$844	$983

Service cost is primarily included in cost of sales and selling, general and administrative expenses while the other components of net periodic benefit cost (income) are included in other income (expense), net.

The Company contributed $1.1 million to its defined benefit pension plans during the three months ended March 31, 2018. During the remainder of 2018, the Company anticipates making additional contributions of approximately $4.9 million to these plans.

During the three months ended March 31, 2018, the Company communicated its intent to terminate a significant U.S. defined benefit pension plan. It is estimated that additional contributions of $1 million to $3 million will be required to fund the annuity purchase for the termination, which are incremental to the anticipated contributions discussed above. Upon termination, which is expected in late 2018 or early 2019, the Company expects to recognize a pretax charge in other income (expense), net, primarily related to unrecognized net actuarial losses currently recorded in accumulated other comprehensive loss of $25 million to $29 million.

Other Postretirement Benefit Plans

The Company has amended certain of its U.S. postretirement medical plans to terminate benefits as of December 31, 2018. The Company expects to recognize a pretax gain in other income (expense), net, in the fourth quarter of 2018 related to unrecognized prior service credits and unrecognized net actuarial gains currently recorded in accumulated other comprehensive loss of $9 million to $10 million.

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On August 3, 2017, the Company announced its Board of Directors had authorized the repurchase of up to $100.0 million of the Company’s outstanding common stock. No shares were repurchased under this plan during the three months ended March 31, 2018. The remaining authorization under the plan was $25.0 million at March 31, 2018 and the authorization expires on July 31, 2018.

Equity-Based Compensation Plans

As of March 31, 2018, $95.0 million of unrecognized compensation costs related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) are expected to be recognized over a remaining weighted average period of 1.7 years. There were no significant capitalized equity-based compensation costs at March 31, 2018.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table shows the income statement location of equity-based compensation expense:

	Three Months Ended
	March 31,
	2018	2017
Selling, general and administrative	$8,038	$7,159
Cost of sales	1,333	1,197
Research and development	1,176	1,056
Total equity-based compensation expense	$10,547	$9,412

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards generally vest over three years following the grant date and have a contractual term of ten years.

The following table summarizes the stock option activity (in thousands, except per share data):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	4,830	$13.01
Granted	444	$38.34
Exercised	(331)	$11.89
Forfeited	(42)	$33.38
Options outstanding at March 31, 2018	4,901	$15.21	4.5	$121,367
Options vested at March 31, 2018	4,050	$10.72	3.5	$118,432
Options unvested at March 31, 2018	851	$36.53	9.3	$2,935

The exercise prices of outstanding options at March 31, 2018 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$2.96 to $5.74	2,542	2.7	$5.43	2,542	$5.43
$5.75 to $22.99	703	2.1	$8.58	703	$8.58
$23.00 to $42.32	1,656	8.3	$33.04	805	$29.30
$2.96 to $42.32	4,901	4.5	$15.21	4,050	$10.72

The Company uses the Black-Scholes model to estimate the fair value of stock option awards at the date of grant. Key inputs and assumptions used in the model include the grant date fair value of common stock, exercise price of the award, the expected option term, the risk-free interest rate, stock price volatility and the Company’s projected dividend yield. The expected term represents the period over which the Company’s employees are expected to hold their options. The risk-free interest rate reflects the yield on zero-coupon U.S. treasury securities with a term equal to the option’s expected term. Expected volatility is derived based on the historical volatility of the Company’s stock. The Company’s projected dividend yield is zero. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of its stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
Expected option term (in years)	6.0	6.0
Risk-free interest rate	2.7%	2.0%
Expected volatility	35.0%	40.0%
Weighted average exercise price	$38.34	$37.97
Weighted average fair value at grant date	$14.84	$15.71

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2017	2,279	$31.83
Granted	1,067	$38.34
Vested and shares issued	(1,037)	$30.62
Forfeited	(92)	$32.35
Non-vested RSUs at March 31, 2018	2,217	$35.51

Performance Share Units

PSUs are stock awards in which the number of shares ultimately received by the employee depends on Company performance against specified targets. Such awards typically vest over three years and the number of shares issued can vary from 0% to 200% of the number of PSUs granted, depending on performance. The fair value of each PSU is determined on the date of grant based on the Company’s stock price. The ultimate number of shares issued and the related compensation cost recognized is based on the final performance metrics compared to the targets specified in the grants.

The following table summarizes the PSU activity (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested PSUs at December 31, 2017	344	$26.75
Granted	172	$38.34
Vested and shares issued	(202)	$26.80
Forfeited	(14)	$24.94
Non-vested PSUs at March 31, 2018	300	$33.45

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2017 Annual Report on Form 10-K.

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

For the three months ended March 31, 2018, our net sales decreased by 1.5% from the same period in 2017. Operating income decreased 13.6% and non-GAAP adjusted operating income decreased 12.6% for the three months ended March 31, 2018 compared to the same period last year. Both net income and diluted earnings per share were relatively unchanged from the three months ended March 31, 2018 compared to the same prior year period.

CRITICAL ACCOUNTING POLICIES

Other than the changes to revenue recognition policies as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as of January 1, 2018, there have been no material changes in our critical accounting policies or significant accounting estimates as disclosed in our 2017 Annual Report on Form 10-K. See the discussion in Note 1 in the notes to unaudited condensed consolidated financial statements included in this document for further information regarding the adoption of ASU No. 2014-09.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 WITH THE THREE MONTHS ENDED MARCH 31, 2017

	Three Months Ended
	March 31,
	2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,120.5	100.0%	$1,137.3	100.0%	$(16.8)	(1.5)%
Gross profit	411.4	36.7	453.8	39.9	(42.4)	(9.3)
Operating income	103.7	9.3	120.0	10.6	(16.3)	(13.6)
Non-GAAP adjusted operating income (1)	188.6	16.8	215.9	19.0	(27.3)	(12.6)
Net income	33.7	3.0%	33.6	3.0%	0.1	0.3
Diluted earnings per share	$0.17		$0.17		$—	—

(1)	See “Reconciliation of Non-GAAP Measures.”

Net sales

	Three Months Ended
	March 31,		$	%
	2018	2017	Change	Change
	(dollars in millions)
Net sales	$1,120.5	$1,137.3	$(16.8)	(1.5)%
Domestic	607.5	648.3	(40.8)	(6.3)
International	513.0	489.0	24.0	4.9

The decrease in net sales for the three months ended March 31, 2018 compared to the same prior year period was driven mostly by lower net sales in the United States (U.S.). Net sales in most other major geographic regions increased, primarily driven by the impact of 2.4% favorable foreign exchange rate changes on total net sales. Excluding the impact of foreign exchange rate changes, net sales in these regions were relatively unchanged from the prior year period. Net sales to customers located outside of the U.S. comprised 45.8% and 43.0% of total net sales for the three months ended March 31, 2018 and 2017, respectively.

Net sales from the CommScope Connectivity Solution (CCS) segment and the CommScope Mobility Solutions (CMS) segment decreased 1.2% and 1.9%, respectively, for the three months ended March 31, 2018 compared to the same prior year period due to lower domestic sales. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended
	March 31,		$	%
	2018	2017	Change	Change
	(dollars in millions)
Gross profit	$411.4	$453.8	$(42.4)	(9.3)%
As a percent of sales	36.7%	39.9%
SG&A expense	185.1	211.8	(26.7)	(12.6)
As a percent of sales	16.5%	18.6%
R&D expense	49.9	49.0	0.9	1.8
As a percent of sales	4.5%	4.3%

Gross profit (net sales less cost of sales)

The decrease in gross profit for the three months ended March 31, 2018 compared to the prior year period was mainly driven by lower sales volume, reductions in certain selling prices and higher material costs.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense for the three months ended March 31, 2018 was lower than the prior year period due primarily to benefits from cost reduction initiatives and lower costs related to the integration of the BNS acquisition. SG&A expense as a percentage of sales decreased from the prior year period as a result of these reductions in expense.

Research and development

Research and development (R&D) expense and R&D expense as a percentage of sales were relatively unchanged for the three months ended March 31, 2018 compared to the prior year period. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and Restructuring costs, net

	Three Months Ended
	March 31,		$
	2018	2017	Change
	(dollars in millions)
Amortization of purchased intangible assets	$67.2	$67.6	$(0.4)
Restructuring costs, net	5.5	5.4	0.1

Amortization of purchased intangible assets

The amortization of purchased intangible assets decreased for the three months ended March 31, 2018 compared to the prior year period because certain of our intangible assets became fully amortized. This decrease was partially offset by the amortization of intangible assets related to the Cable Exchange acquisition that occurred in August 2017.

Restructuring costs, net

Restructuring costs, net for the three months ended March 31, 2018 and 2017 were primarily related to the continuing integration of the Broadband Network Solutions (BNS) business acquired from TE Connectivity in August 2015. No significant additional restructuring charges are expected to be incurred to complete the previously announced BNS integration initiatives. From a cash perspective, we paid $15.2 million to settle restructuring liabilities during the three months ended March 31, 2018 and expect to pay an additional $14.4 million by the end of 2018 related to restructuring actions that have been initiated. In addition, we expect to pay $7.5 million between 2019 and 2022 related to restructuring actions that have been initiated. Additional restructuring actions may be identified and the resulting charges and cash requirements may be material.

Net interest expense, Other income (expense), net and Income tax expense

	Three Months Ended
	March 31,		$
	2018	2017	Change
	(in millions)
Net interest expense	$(58.4)	$(68.7)	$10.3
Other income (expense), net	1.0	(15.4)	16.4
Income tax expense	(12.6)	(2.4)	(10.2)

Net interest expense

The decrease in net interest expense for the three months ended March 31, 2018 as compared to the prior year period was driven by the write-off of $9.6 million of debt issuance costs and original issue discount during the three months ended March 31, 2017 in connection with the redemption of $500.0 million of 4.375% senior secured notes due 2020 (the 2020 Notes) and the prepayment of $250.0 million of senior secured term loans. The redemption of the 2020 Notes and the prepayment of the senior secured term loans were substantially funded by the issuance in March 2017 of $750.0 million of 5.00% senior notes due 2027.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.54% at March 31, 2018, 5.45% at December 31, 2017 and 5.39% at March 31, 2017.

Other income (expense), net

The change in other income (expense), net for the three months ended March 31, 2018 compared to the prior year period was the result of a redemption premium of $14.8 million incurred during the three months ended March 31, 2017 in connection with the redemption of the 2020 Notes.

Foreign exchange losses of $2.3 million and $1.9 million were included in other income (expense), net for the three months ended March 31, 2018 and 2017, respectively.

Net periodic benefit income of $2.3 million was included in other income (expense), net for the three months ended March 31, 2018 as a result of the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Other income (expense), net for the three months ended March 31, 2017 was recast to include $1.4 million of net periodic benefit income as a result of the new guidance. See the discussion in Note 1 in the notes to unaudited condensed consolidated financial statements included in this document for further information regarding the adoption of this new accounting guidance.

During the three months ended March 31, 2018, we communicated our intent to terminate a significant U.S. defined benefit pension plan to be settled through the purchase of annuities. Upon settlement, which is expected in late 2018 or early 2019, we expect to recognize a pretax charge in other income (expense), net, primarily related to unrecognized net actuarial losses currently recorded in accumulated other comprehensive loss of $25 million to $29 million. We have also amended certain of our U.S. postretirement medical plans to terminate benefits as of December 31, 2018. We expect to recognize a pretax gain in other income (expense), net, in the fourth quarter of 2018 related to unrecognized prior service credits and unrecognized net actuarial gains currently recorded in accumulated other comprehensive loss of $9 million to $10 million.

Income tax expense

On December 22, 2017, the U.S. government enacted tax reform legislation that reduced the corporate income tax rate from 35% to 21% and included a broad range of complex provisions affecting the taxation of businesses. Generally, financial statement recognition of the new legislation would be required to be completed in the period of enactment; however, in response to the complexities of this new legislation, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118 to provide companies with transitional relief. Specifically, when the initial accounting for items under the new legislation is incomplete, the guidance allows the recognition of provisional amounts when reasonable estimates can be made or the continued application of the prior tax law if a reasonable estimate of the effect cannot be made. The SEC staff has provided up to one year for companies to finalize the accounting for the effects of this new legislation. Although no changes were made to the provisional amounts during the three months ended March 31, 2018, we expect to refine the calculations as additional analysis is completed and as a more thorough understanding of the new tax law is reached. The changes made could be material to income tax expense.

The effective income tax rate of 27.2% for the three months ended March 31, 2018 was higher than the statutory rate of 21.0% primarily due to the effect of the provision for state income taxes, the impact of earnings in foreign jurisdictions that are taxed at rates higher than the U.S., the impact of the new U.S. anti-deferral provisions and the impact of repatriation taxes. These increases to the effective tax rate were partially offset by the favorable impact of $4.3 million of excess tax benefits related to equity-based compensation awards.

The effective income tax rate of 6.6% for the three months ended March 31, 2017 was significantly lower than the statutory rate of 35.0% primarily due to the favorable impact of $8.7 million of excess tax benefits related to equity-based compensation awards. The effective income tax rate was also favorably affected by the impact of earnings in foreign jurisdictions that we did not plan to repatriate. These earnings were generally taxed at rates lower than the U.S. statutory rate. Offsetting these decreases for the three months ended March 31, 2017 was the effect of the provision for state income taxes.

Segment Results

	Three Months Ended
	March 31,
	2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$673.6	60.1%	$681.6	59.9%	$(8.0)	(1.2)%
CMS	446.9	39.9	455.7	40.1	(8.8)	(1.9)
Consolidated net sales	$1,120.5	100.0%	$1,137.3	100.0%	$(16.8)	(1.5)%

Operating income by segment:
CCS	$53.2	7.9%	$47.1	6.9%	$6.1	13.0%
CMS	50.5	11.3	72.9	16.0	(22.4)	(30.7)
Consolidated operating income	$103.7	9.3%	$120.0	10.6%	$(16.3)	(13.6)%

Non-GAAP adjusted operating income by segment: (1)
CCS	$108.7	16.1%	$114.5	16.8%	$(5.8)	(5.1)%
CMS	79.9	17.9	101.4	22.3	(21.5)	(21.2)
Non-GAAP consolidated adjusted operating income (1)	$188.6	16.8%	$215.9	19.0%	$(27.3)	(12.6)%

(1)	See “Reconciliation of Non-GAAP Measures.” Components may not sum to total due to rounding.

CommScope Connectivity Solutions Segment

Our CCS segment provides innovative fiber optic and copper cable and connectivity solutions for use in data centers and business enterprise, telecommunications, cable television and residential broadband networks. Our CCS portfolio includes solutions for indoor and outdoor network applications. Indoor network solutions are found in commercial buildings and in the network core. They are primarily delivered through our SYSTIMAX, NETCONNECT and Uniprise brands and offer a complete end-to-end physical layer solution, including optical fiber and twisted pair structured cable solutions, intelligent infrastructure management hardware and software and network rack and cabinet enclosures. Our outdoor network solutions are found in access and edge networks and include a broad portfolio of fiber-to-the-home equipment and headend solutions. Our fiber optic connectivity solutions are primarily comprised of hardened connector systems, fiber distribution hubs and management systems, couplers and splitters, plug and play multiport service terminals, hardened optical terminating enclosures, high density cable assemblies, splices and splice closures.

CCS segment net sales were lower in the three months ended March 31, 2018 compared to the prior year period primarily due to price reductions and lower sales volumes in the U.S. These decreases were partially offset by higher net sales in the other major geographic regions for the current quarter compared to the same prior year quarter, primarily driven by the impact of 2.4% favorable foreign exchange rate changes for the period. Excluding the impact of foreign exchange rate changes, net sales remained relatively unchanged in the other major geographic regions.

CCS segment operating income increased during the three months ended March 31, 2018 compared to the prior year period despite lower net sales primarily due to lower integration costs. Non-GAAP adjusted operating income excludes integration costs and decreased for the three months ended March 31, 2018 compared to the same prior year period primarily due to selling price reductions and higher material costs, partially offset by benefits from cost savings initiatives. See “Reconciliation of Non-GAAP Measures.”

We expect demand for our indoor network CCS products to be driven by global information technology spending and spending in core networks as the ongoing need for bandwidth and intelligence in the network continues to create demand for high-performance connectivity solutions. We expect demand for our outdoor network CCS products to be driven by global deployment of fiber-optic solutions for fiber-to-the-X applications, new services, competitive dynamics in the access market, ongoing maintenance requirements of cable networks and residential construction market activity in North America. Spending patterns by service providers and data center customers can be volatile. Uncertain global economic conditions, variability in the levels of commercial and residential construction activity, consolidation among service providers, uncertain levels of information technology spending and reductions in the levels of distributor inventories may negatively affect demand for our products. The increasing demand for fiber solutions is expected to be somewhat offset by decelerating demand for copper solutions in networks. Although we expect a return to growth in North America in 2018, we expect continued pricing pressure.

CommScope Mobility Solutions Segment

Our CMS segment, primarily through our Andrew brand, is a global leader in providing the integral building blocks for cellular base station sites and related connectivity; indoor, small cell and distributed antenna wireless systems; and wireless network backhaul planning and optimization products and services. The primary sources of revenue for our CMS segment are (i) product sales of primarily passive transmission devices for the wireless infrastructure market including base station and microwave antennas, hybrid fiber-feeder and power cables, coaxial cable connectors and equipment primarily used by wireless operators, (ii) product sales of active electronic devices and services including filters and tower-mounted amplifiers and (iii) engineering and consulting services and products such as distributed antenna systems that are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive, such as large buildings, urban areas, stadiums and transportation systems.

CMS segment net sales decreased during the three months ended March 31, 2018 compared to the prior year period, driven by decreases in the U.S. and less pronounced decreases in the Caribbean and Latin America region. These decreases were partially offset by increases in the other major geographic regions, primarily due to the impact of 2.5% favorable foreign exchange rate changes compared to the prior year period. Excluding the impact of foreign exchange rate changes, net sales in the other major geographic regions were relatively unchanged from the prior year period.

CMS segment operating income and non-GAAP adjusted operating income decreased for the three months ended March 31, 2018 compared to the prior year period primarily due to lower sales volume and unfavorable geographic and product mix. See “Reconciliation of Non-GAAP Measures.”

Our sales to wireless operators are volatile. We expect longer-term demand for our CMS products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services and network capacity requirements in developed markets. In addition, we expect demand for our CMS products to be favorably affected by government initiatives to promote the expansion of wireless networks (e.g., FirstNet) over the next few years. We also expect longer-term demand for our CMS products to be positively affected by the introduction of 5G technology. In preparation for 5G networks, we continue to invest heavily in R&D, support customer trials and participate in industry forums to help shape 5G standards. Uncertainty in the global economy or a particular region or consolidation among wireless operators may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales. Although we expect a return to growth in North America in 2018, we expect increasing pricing pressure.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	March 31, 2018	December 31, 2017	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$472.7	$454.0	$18.7	4.1%
Working capital (1), excluding cash and cash equivalents	847.6	766.2	81.4	10.6
Availability under revolving credit facility	437.2	425.4	11.8	2.8
Long-term debt	4,371.8	4,369.4	2.4	0.1
Total capitalization (2)	6,103.2	6,017.2	86.0	1.4
Long-term debt as a percentage of total capitalization	71.6%	72.6%

(1)

Working capital consisted of current assets of $2,082.2 million less current liabilities of $761.9 million at March 31, 2018. Working capital consisted of current assets of $1,943.9 million less current liabilities of $723.7 million at December 31, 2017.

(2)	Total capitalization includes long-term debt and stockholders’ equity.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of debt and/or equity. The primary uses of liquidity include debt service requirements (including voluntary debt repayments or redemptions), funding working capital requirements, funding acquisitions, capital expenditures, paying restructuring costs, income tax payments, funding pension and other postretirement obligations and potential stock repurchases. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility and access to capital markets, will be sufficient to meet our presently anticipated future cash needs. We may experience volatility in cash flows between periods due to, among other reasons, variability in the timing of vendor payments and customer receipts. We may, from time to time, borrow under our revolving credit facility or issue securities, if market conditions are favorable, to meet future cash needs or to reduce our borrowing costs.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended March 31, 2018, our pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $954.9 million, which included the impact of the Cable Exchange acquisition and savings from announced cost reduction initiatives (combined total of $24.3 million) so that the impact of the acquisition and cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at March 31, 2018.

Cash and cash equivalents increased during the first three months of 2018 mainly due to cash generated by operations offset partially by cash paid for investments in property, plant and equipment and for withholding taxes related to the vesting of equity-based compensation awards. As of March 31, 2018, approximately 78% of our cash and cash equivalents were held outside the U.S.

Working capital, excluding cash and cash equivalents, increased in the quarter primarily due to higher accounts receivable balances as of March 31, 2018 compared to December 31, 2017. This increase was largely due to the timing of the collection of approximately $60 million of customer payments in late 2017 that were due in the first quarter of 2018. This working capital increase was partially offset by increases in accrued interest and accounts payable. The net change in total capitalization during the three months ended March 31, 2018 largely reflected current year earnings and foreign currency translation gains.

Cash Flow Overview

	March 31,		$	%
	2018	2017	Change	Change
	(in millions)
Net cash generated by operating activities	$35.3	$102.8	$(67.5)	(65.7)%
Net cash used in investing activities	(10.6)	(11.9)	1.3	(10.9)
Net cash used in financing activities	(11.5)	(88.6)	77.1	(87.0)

Operating Activities

During the three months ended March 31, 2018, we generated $35.3 million of cash through operating activities compared to $102.8 million during the three months ended March 31, 2017. The lower level of cash generation was primarily due to lower cash flows from accounts receivable due to the receipt of approximately $60 million of customer payments in late 2017 that were due in the first quarter of 2018. Operating cash flow was also unfavorably affected by cash paid for interest and income taxes which was $20.3 million higher in the first quarter of 2018 than the first quarter of 2017. These unfavorable impacts to cash generated by operating activities were partially offset by the lower payments of incentive compensation during the current quarter compared with the prior year quarter.

Investing Activities

Investment in property, plant and equipment during the three months ended March 31, 2018 was $13.6 million compared with $12.9 million for the prior year period. The investment in property, plant and equipment was primarily related to supporting improvements in manufacturing operations, including expanding production capacity and investing in information technology, including software developed for internal use.

During the three months ended March 31, 2018 and 2017, we sold property and equipment no longer being utilized for $3.0 million and $0.4 million, respectively.

Financing Activities

During the three months ended March 31, 2018, we did not repay any of our debt; however, we expect to voluntarily repay additional debt in the future and may repurchase certain of our senior notes if market conditions are favorable and the applicable indenture and the credit agreements governing the senior secured credit facilities permit such repayment or repurchase. We may also refinance portions of our existing debt to lower borrowing costs, extend the term or adjust the total amount of fixed or floating-rate debt.

As of March 31, 2018, we had no outstanding borrowings under our revolving credit facility and the remaining availability was $437.2 million, reflecting a borrowing base of $460.8 million reduced by $23.6 million of letters of credit issued under the revolving credit facility.

During the three months ended March 31, 2018, we received proceeds of $3.9 million related to the exercise of stock options. Also during the three months ended March 31, 2018, employees surrendered 397,141 shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $15.4 million.

During the three months ended March 31, 2017, we issued $750.0 million of 5.00% Senior Notes due March 15, 2027 (the 2027 Notes), and the proceeds, together with cash on hand, were used to (i) redeem all $500.0 million of the outstanding 2020 Notes, (ii) repay a portion of the outstanding borrowings under our senior secured term loans, including $111.9 million of outstanding principal on our senior secured term loan due 2018 and $138.1 million of outstanding principal on our senior secured term loan due 2022 (the 2022 Term Loan), and (iii) pay related fees and expenses. We paid a $14.8 million premium to redeem the 2020 Notes and paid $6.1 million in debt issuance costs related to the 2027 Notes. Also during the three months ended March 31, 2017, we paid cash of $58.8 million to repurchase stock under a stock repurchase program authorized by our Board of Directors on February 23, 2017. In addition, we received proceeds of $5.8 million related to the exercise of stock options and employees surrendered 393,594 shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units, which reduced cash flows by $14.8 million.

Off-Balance Sheet Arrangements

We are not party to any significant off-balance sheet arrangements except for operating leases. There have not been any material changes to our off-balance sheet arrangements during the three months ended March 31, 2018.

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

We also believe presenting these non-GAAP results for the twelve months ended March 31, 2018 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the three months ended March 31, 2017 from the data for the year ended December 31, 2017 and then adding the data for the three months ended March 31, 2018.

Consolidated

	Three Months		Year	Twelve Months
	Ended		Ended	Ended
	March 31,		December 31,	March 31,
	2018	2017	2017	2018
	(in millions)
Operating income	$103.7	$120.0	$472.0	$455.7
Adjustments:
Amortization of purchased intangible assets	67.2	67.6	271.0	270.6
Restructuring costs, net	5.5	5.4	43.8	43.9
Equity-based compensation	10.5	9.4	41.9	43.0
Integration and transaction costs (1)	1.7	13.5	48.0	36.2
Non-GAAP adjusted operating income	$188.6	$215.9	$876.7	$849.4
Depreciation	19.6	20.0	81.7	81.3
Non-GAAP adjusted EBITDA	$208.1	$235.9	$958.4	$930.6

(1)	Reflects integration costs related to the acquisition of the BNS business, transaction costs related to potential and consummated acquisitions and costs related to secondary stock offerings.

CCS Segment

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating income	$53.2	$47.1
Adjustments:
Amortization of purchased intangible assets	45.5	43.6
Restructuring costs, net	2.4	4.8
Equity-based compensation	6.4	5.5
Integration and transaction costs	1.2	13.7
Non-GAAP adjusted operating income	$108.7	$114.5

CMS Segment

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating income	$50.5	$72.9
Adjustments:
Amortization of purchased intangible assets	21.8	24.1
Restructuring costs, net	3.1	0.6
Equity-based compensation	4.1	3.9
Integration and transaction costs	0.4	(0.2)
Non-GAAP adjusted operating income	$79.9	$101.4

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

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our dependence on customers’ capital spending on data and communication systems; concentration of sales among a limited number of customers and channel partners; changes in technology; industry competition and the ability to retain customers through product innovation, introduction and marketing; risks associated with our sales through channel partners; changes to the regulatory environment in which our customers operate; product quality or performance issues and associated warranty claims; our ability to maintain effective management information systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches, ransomware or computer viruses; the risk our global manufacturing operations suffer production or shipping delays, causing difficulty in meeting customer demands; the risk that internal production capacity or that of contract manufacturers may be insufficient to meet customer demand or quality standards; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers for certain raw material and components; the risk that contract manufacturers we rely on encounter production, quality, financial or other difficulties; our ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities that may affect our ability to meet customer demands for products; possible future restructuring actions; substantial indebtedness and maintaining compliance with debt covenants; our ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; possible future impairment charges for fixed or intangible assets, including goodwill; income tax rate variability and ability to recover amounts recorded as deferred tax assets; our ability to attract and retain qualified key employees; labor unrest; obligations under our defined benefit employee benefit plans may require plan contributions in excess of current estimates; significant international operations exposing us to economic, political and other risks, including the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; our ability to compete in international markets due to export and import controls to which we may be subject; changes in the laws and policies in the United States affecting trade; cost of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign environmental laws; risks associated with stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of our securities; and other factors beyond our control. These and other factors are discussed in greater detail in our 2017 Annual Report on Form 10-K. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2017 Annual Report on Form 10-K, as filed with the SEC on February 15, 2018.

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

Changes in Internal Control Over Financial Reporting

As of January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The adoption of this guidance required the implementation of new accounting processes and internal controls related to revenue recognition. The new processes included developing the required disclosures and recording the transition adjustment to accumulated deficit under the modified retrospective method of adoption. There have been no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth under “Commitments and Contingencies” in Note 1 of Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes from our risk factors as previously reported in Item 1A of our 2017 Annual Report on Form 10-K.

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

The following table summarizes the stock purchase activity for the three months ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	658	$38.15	—	$25,000,000
February 1, 2018 - February 28, 2018	396,174	$38.85	—	$25,000,000
March 1, 2018 - March 31, 2018	309	$38.34	—	$25,000,000
Total	397,141	$38.85	—

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

COMMSCOPE HOLDING COMPANY, INC.

April 30, 2018	/s/ Alexander W. Pease
Date	Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)