Form 10-Q
period 2018-06-30
CommScope Holding Company, Inc.
filed 2018-07-31
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 13, 2018 there were 192,215,154 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

June 30, 2018

PART 1 -- FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(Unaudited – In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$1,239,856	$1,174,090	$2,360,373	$2,311,375
Operating costs and expenses:
Cost of sales	768,546	702,325	1,477,663	1,385,803
Selling, general and administrative	185,197	207,640	370,328	419,461
Research and development	47,765	46,982	97,629	95,970
Amortization of purchased intangible assets	66,442	66,981	133,671	134,619
Restructuring costs, net	7,218	13,773	12,668	19,161
Total operating costs and expenses	1,075,168	1,037,701	2,091,959	2,055,014
Operating income	164,688	136,389	268,414	256,361
Other income (expense), net	(3,094)	2,900	(2,111)	(12,457)
Interest expense	(60,726)	(61,417)	(120,533)	(130,971)
Interest income	2,057	1,730	3,491	2,604
Income before income taxes	102,925	79,602	149,261	115,537
Income tax expense	(37,003)	(24,138)	(49,604)	(26,511)
Net income	$65,922	$55,464	$99,657	$89,026

Earnings per share:
Basic	$0.34	$0.29	$0.52	$0.46
Diluted	$0.34	$0.28	$0.51	$0.45

Weighted average shares outstanding:
Basic	192,162	193,092	191,767	193,555
Diluted	195,186	197,218	195,346	198,173

Comprehensive income (loss):
Net income	$65,922	$55,464	$99,657	$89,026
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(108,544)	86,749	(61,759)	127,100
Pension and other postretirement benefit activity	(1,291)	(360)	(2,723)	(729)
Gain (loss) on net investment hedge	3,051	(2,996)	2,453	(3,351)
Available-for-sale securities	—	(2,132)	—	(823)
Total other comprehensive income (loss), net of tax	(106,784)	81,261	(62,029)	122,197
Total comprehensive income (loss)	$(40,862)	$136,725	$37,628	$211,223

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share amounts)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$545,701	$453,977
Accounts receivable, less allowance for doubtful accounts of $19,123 and $13,976, respectively	1,023,716	898,829
Inventories, net	479,468	444,941
Prepaid expenses and other current assets	123,371	146,112
Total current assets	2,172,256	1,943,859
Property, plant and equipment, net of accumulated depreciation of $413,832 and $390,389, respectively	446,954	467,289
Goodwill	2,866,319	2,886,630
Other intangible assets, net	1,491,007	1,636,084
Other noncurrent assets	129,344	107,804
Total assets	$7,105,880	$7,041,666
Liabilities and Stockholders' Equity
Accounts payable	$487,521	$436,737
Other accrued liabilities	297,755	286,980
Total current liabilities	785,276	723,717
Long-term debt	4,374,209	4,369,401
Deferred income taxes	108,529	134,241
Pension and other postretirement benefit liabilities	23,006	25,140
Other noncurrent liabilities	111,591	141,341
Total liabilities	5,402,611	5,393,840
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: None	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000;
Issued and outstanding shares: 192,214,497 and 190,906,110,
respectively	1,989	1,972
Additional paid-in capital	2,361,365	2,334,071
Retained earnings (accumulated deficit)	(290,337)	(395,998)
Accumulated other comprehensive loss	(148,632)	(86,603)
Treasury stock, at cost: 6,735,330 shares and 6,336,144 shares,
respectively	(221,116)	(205,616)
Total stockholders' equity	1,703,269	1,647,826
Total liabilities and stockholders' equity	$7,105,880	$7,041,666

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities:
Net income	$99,657	$89,026
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	178,349	190,453
Equity-based compensation	22,396	20,598
Deferred income taxes	(24,610)	(14,073)
Changes in assets and liabilities:
Accounts receivable	(137,023)	43,975
Inventories	(47,993)	(42,243)
Prepaid expenses and other assets	(608)	(1,773)
Accounts payable and other liabilities	40,881	(120,777)
Other	4,014	24,847
Net cash generated by operating activities	135,063	190,033
Investing Activities:
Additions to property, plant and equipment	(30,844)	(30,577)
Proceeds from sale of property, plant and equipment	6,225	4,978
Proceeds upon settlement of net investment hedge	1,331	—
Other	—	6,778
Net cash used in investing activities	(23,288)	(18,821)
Financing Activities:
Long-term debt repaid	—	(780,379)
Long-term debt proceeds	—	780,379
Debt issuance and modification costs	—	(8,363)
Debt extinguishment costs	—	(14,800)
Cash paid for repurchase of common stock	—	(100,000)
Proceeds from the issuance of common shares under equity-based compensation plans	4,915	8,506
Tax withholding payments for vested equity-based compensation awards	(15,500)	(14,858)
Net cash used in financing activities	(10,585)	(129,515)
Effect of exchange rate changes on cash and cash equivalents	(9,466)	14,566
Change in cash and cash equivalents	91,724	56,263
Cash and cash equivalent at beginning of period	453,977	428,228
Cash and cash equivalents at end of period	$545,701	$484,491

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited - In thousands, except share amounts)

	Six Months Ended
	June 30,
	2018	2017
Number of common shares outstanding:
Balance at beginning of period	190,906,110	193,837,437
Issuance of shares under equity-based compensation plans	1,707,573	2,073,565
Shares surrendered under equity-based compensation plans	(399,186)	(396,010)
Repurchase of common stock	—	(2,485,520)
Balance at end of period	192,214,497	193,029,472
Common stock:
Balance at beginning of period	$1,972	$1,950
Issuance of shares under equity-based compensation plans	17	20
Balance at end of period	$1,989	$1,970
Additional paid-in capital:
Balance at beginning of period	$2,334,071	$2,282,014
Issuance of shares under equity-based compensation plans	4,898	8,486
Equity-based compensation	22,396	20,579
Cumulative effect of change in accounting principle	—	295
Balance at end of period	$2,361,365	$2,311,374
Retained earnings (accumulated deficit):
Balance at beginning of period	$(395,998)	$(589,556)
Net income	99,657	89,026
Cumulative effect of change in accounting principle	6,004	(206)
Balance at end of period	$(290,337)	$(500,736)
Accumulated other comprehensive loss:
Balance at beginning of period	$(86,603)	$(285,113)
Other comprehensive income (loss), net of tax	(62,029)	122,197
Balance at end of period	$(148,632)	$(162,916)
Treasury stock, at cost:
Balance at beginning of period	$(205,616)	$(15,211)
Net shares surrendered under equity-based compensation plans	(15,500)	(14,858)
Repurchase of common stock	—	(100,000)
Balance at end of period	$(221,116)	$(130,069)
Total stockholders' equity	$1,703,269	$1,519,623

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

Basis of Presentation

The Condensed Consolidated Balance Sheet as of June 30, 2018, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, and the Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity for the six months ended June 30, 2018 and 2017 are unaudited and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for these interim periods are not necessarily indicative of the results of operations to be expected for any future period or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Annual Report). Other than the changes described below to revenue recognition policies as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, there were no material changes in the Company’s significant accounting policies during the three or six months ended June 30, 2018. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the 2017 Annual Report.

Revenue Recognition

The Company recognizes revenue based on the satisfaction of distinct obligations to transfer goods and services to customers. The majority of the Company’s revenue is from product sales. Revenue from product sales is recognized when control is transferred to the customer, typically upon either shipment or delivery. A minor portion of the Company’s revenue is derived from project contracts containing a combination of product and service obligations. Revenue from project contracts is recognized either at a point in time or over time using cost input methods, based on the specific terms of each contract.

For project contracts containing multiple distinct performance obligations, the transaction price is allocated based on the relative standalone estimated selling price of each performance obligation. The relative standalone selling price is determined using current price lists and observable pricing in separate contracts with similar customers. For performance obligations recognized over-time, judgment is required to evaluate assumptions, including the total estimated costs to determine progress towards completion of the performance obligation and to calculate the corresponding amount of revenue to recognize. If estimated total costs on any contract are greater than the net contract revenues, the entire estimated loss is recognized in the period the loss becomes known. The cumulative effects on revenue from revisions to total estimated costs are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The Company also recognizes revenue from other customer contract types, including licensing of intellectual property, software licensing and post-contract support (PCS) which may be sold as part of a bundled product offering or as a separate contract. For bundled product arrangements, the transaction price is allocated based on the relative standalone estimated selling price of each performance obligation. Distinct intellectual property obligations, including software, are considered functional in nature and are recognized as revenue at the point in time the customer receives the rights to use and benefit from the intellectual property or are determined using a usage-based royalty. PCS obligations are typically recognized over the term of the contract.

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

The Company records a contract asset for unbilled accounts receivable related to revenue that has been recognized in advance of consideration being unconditionally due from the customer, which is common for certain project contract performance obligations. Contract asset amounts are transferred to accounts receivable when the Company’s right to the consideration becomes unconditional, which varies by contract, but is generally based on achieving certain acceptance milestones.

A contract liability for deferred revenue is recorded when consideration is received or is unconditionally due from a customer prior to transferring control of goods or services to the customer under the terms of a contract. Deferred revenue balances typically result from advance payments received from customers for product contracts or from billings in excess of revenue recognized on project or services arrangements.

Concentrations of Risk and Related Party Transactions

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for 11% of the Company’s total net sales during both the three and six months ended June 30, 2018. Net sales to Anixter accounted for 12% and 11% of the Company’s total net sales during the three and six months ended June 30, 2017, respectively. Sales to Anixter primarily originate within the CCS segment. Net sales to KGP Companies (KGPCo) accounted for 10% of the Company’s net sales during the three months ended June 30, 2018 but did not exceed 10% for the six months ended June 30, 2018 or the three or six months ended June 30, 2017. KGPCo provides supply chain management to operators deploying wired and wireless networks in the United States (U.S.) and services end-users of both of the Company’s segments. Other than Anixter and KGPCo, no direct customer accounted for 10% or more of the Company’s total net sales for the three or six months ended June 30, 2018 or 2017.

Accounts receivable from Anixter accounted for 10% of the Company’s accounts receivable as of June 30, 2018. Other than Anixter, no direct customer accounted for 10% or more of the Company’s accounts receivable as of June 30, 2018.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Product warranty accrual, beginning of period	$16,150	$20,180	$16,928	$21,631
Provision for warranty claims	458	2,028	1,878	4,231
Warranty claims paid	(1,697)	(2,029)	(3,913)	(5,718)
Foreign exchange	(65)	104	(47)	139
Product warranty accrual, end of period	$14,846	$20,283	$14,846	$20,283

Commitments and Contingencies

The Company is either a plaintiff or a defendant in certain pending legal matters in the normal course of business. The Company may also be called upon to indemnify certain customers for costs related to products or services sold to such customers. Management believes none of these legal matters will have a material adverse effect on the Company’s business or financial condition upon final disposition.

In addition, the Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. There were no goodwill impairments identified during the three or six months ended June 30, 2018 or 2017.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions, there were no definite-lived intangible or other long-lived asset impairments identified during the three or six months ended June 30, 2018 or 2017.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Income Taxes

On December 22, 2017, the U.S. government enacted tax reform legislation that reduced the corporate income tax rate from 35% to 21% and included a broad range of complex provisions affecting the taxation of businesses. Generally, financial statement recognition of the new legislation would be required to be completed in the period of enactment; however, in response to the complexities of this new legislation, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118 to provide companies with transitional relief. Specifically, when the initial accounting for items under the new legislation is incomplete, the guidance allows the recognition of provisional amounts when reasonable estimates can be made or the continued application of the prior tax law if a reasonable estimate of the effect cannot be made. The SEC staff has provided up to one year from the date of enactment for companies to finalize the accounting for the effects of this new legislation. Although no changes were made to the provisional amounts during the three months or six months ended June 30, 2018, the Company expects to refine the calculations as additional analysis is completed and as a more thorough understanding of the new tax law is reached. The changes made could be material to income tax expense.

The effective income tax rate of 36.0% and 33.2% for the three and six months ended June 30, 2018, respectively, was higher than the statutory rate of 21.0% primarily due to the effect of the provision for state income taxes, the impact of earnings in foreign jurisdictions that are taxed at rates higher than the U.S. statutory rate, the impact of the new U.S. anti-deferral provisions and the impact of repatriation taxes. These increases to the effective tax rate were partially offset by the favorable impact of $0.4 million and $4.7 million of excess tax benefits related to equity-based compensation awards for the three and six months ended June 30, 2018, respectively.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on net income divided by the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares using the treasury stock method. Potentially dilutive common shares include outstanding equity-based awards (stock options, restricted stock units and performance share units). Certain outstanding equity-based awards were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance conditions were not met (2.2 million shares and 1.7 million shares for the three and six months ended June 30, 2018, respectively, and 0.7 million shares and 0.5 million shares for the three and six months ended June 30, 2017, respectively).

The following table presents the basis for the earnings per share computations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income for basic and diluted earnings per share	$65,922	$55,464	$99,657	$89,026

Denominator:
Weighted average common shares outstanding - basic	192,162	193,092	191,767	193,555
Dilutive effect of equity-based awards	3,024	4,126	3,579	4,618
Weighted average common shares outstanding - diluted	195,186	197,218	195,346	198,173

Earnings per share:
Basic	$0.34	$0.29	$0.52	$0.46
Diluted	$0.34	$0.28	$0.51	$0.45

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Recent Accounting Pronouncements

Adopted During the Six Months Ended June 30, 2018

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, including all subsequently issued clarifying guidance, on January 1, 2018. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company adopted the standard using the modified retrospective approach with the cumulative effect of applying the standard on the date of adoption recognized in retained earnings (accumulated deficit).

Revenue recognition for the Company’s product sales remained generally consistent with historical practice. However, the adoption of ASU No. 2014-09 resulted in acceleration of revenue recognition for certain project contracts containing integrated product and service obligations, primarily within the CommScope Mobility Solutions (CMS) segment. These multi-element contracts represented less than 2.0% of total net sales for the three and six months ended June 30, 2018 and 2017. For these contracts, certain performance obligations are recognized over time using cost-based input methods, which recognize revenue and cost of sales based on the relationship between actual costs incurred compared to the total estimated cost for the performance obligation. Based on contracts in effect at January 1, 2018, the Company recorded a cumulative effect adjustment, net of tax, of $3.4 million, which reduced the accumulated deficit on the Condensed Consolidated Balance Sheets. This adjustment reflects an acceleration of revenues of $8.0 million.

The impact of adoption of the new revenue recognition standard on our condensed consolidated financial statements was as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Amounts Without Adoption of ASU No. 2014-09	Effect of Change Increase / (Decrease)	As Reported	Amounts Without Adoption of ASU No. 2014-09	Effect of Change Increase / (Decrease)
Net sales	$1,239,856	$1,239,800	$56	$2,360,373	$2,362,057	$(1,684)
Cost of sales	768,546	768,288	258	1,477,663	1,477,185	478
Operating income	164,688	164,890	(202)	268,414	270,576	(2,162)
Income tax expense	37,003	37,028	(25)	49,604	50,142	(538)
Net income	65,922	66,099	(177)	99,657	101,281	(1,624)

	As of June 30, 2018
	As Reported	Amounts Without Adoption of ASU No. 2014-09	Effect of Change Increase / (Decrease)
Assets:
Accounts receivable, less allowance for doubtful accounts	$1,023,716	$1,020,404	$3,312
Inventories, net	479,468	483,275	(3,807)
Liabilities:
Other accrued liabilities	297,755	300,040	(2,285)
Equity:
Retained earnings (accumulated deficit)	(290,337)	(292,127)	1,790

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The Company adopted ASU No. 2016-16, Accounting for Income Taxes, Intra-Entity Asset Transfers of Assets Other than Inventory, on January 1, 2018. Under previous guidance, the tax effects of intra-entity asset transfers were deferred until the transferred asset was sold to a third party or otherwise recovered through use. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, the tax effect of an intra-entity asset sale would be recognized when the transfer occurs. The Company recorded a cumulative effect adjustment of $2.6 million as of January 1, 2018 that decreased the accumulated deficit on the Condensed Consolidated Balance Sheets as a result of this new guidance.

The Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on January 1, 2018. The new standard requires an employer to report the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from services rendered by the employee and requires the other components of net periodic benefit cost to be reported outside the subtotal of operating income. Of the total $1.3 million of net periodic benefit income for the three months ended June 30, 2018, $2.3 million of net periodic benefit income was recorded in other income (expense), net, and $1.0 million of net periodic benefit cost was recorded within operating income. Of the total $2.4 million of net periodic benefit income for the six months ended June 30, 2018, $4.6 million of net periodic benefit income was recorded in other income (expense), net, and $2.2 million of net periodic benefit cost was recorded within operating income. The Company utilized the practical expedient and used the amounts disclosed in its employee benefit plans note for the three and six months ended June 30, 2017 as the basis for applying the retrospective presentation requirements. The Company reclassified $1.4 million and $2.8 million of net periodic benefit income from operating income to other income (expense), net for the three and six months ended June 30, 2017, respectively. The adoption of this guidance had no impact on the previously reported income before income taxes or net income for the three or six months ended June 30, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes the current leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize assets and lease liabilities for the rights and obligations created by leased assets previously classified as operating leases. ASU No. 2016-02 is effective for the Company as of January 1, 2019. The Company continues to evaluate the impact of adoption on the consolidated financial statements but expects the only significant impact of the ASU to be the recognition of right-of-use assets and lease liabilities.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

2. ACQUISITIONS

On August 1, 2017, the Company acquired Cable Exchange in an all cash transaction. The Company paid $108.7 million ($105.2 million net of cash acquired) and recorded a $14.5 million liability for the remaining payments due. Cable Exchange is a quick-turn supplier of fiber optic and copper assemblies for data, voice and video communications. Net sales of Cable Exchange products are reflected in the CCS segment for the three and six months ended June 30, 2018 and were not material.

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

3. GOODWILL

The following table presents goodwill by reportable segment (in millions):

	CCS	CMS	Total
Goodwill, gross at December 31, 2017	$2,193.2	$904.4	$3,097.6
Foreign exchange	(18.9)	(1.4)	(20.3)
Goodwill, gross at June 30, 2018	2,174.3	903.0	3,077.3
Accumulated impairment charges at December 31, 2017 and June 30, 2018	(51.5)	(159.5)	(211.0)
Goodwill, net at June 30, 2018	$2,122.8	$743.5	$2,866.3

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Disaggregated Net Sales

The following table presents net sales by reportable segment, disaggregated based on contract type (in millions):

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	CCS	CMS	Total	CCS	CMS	Total
Contract type:
Product contracts	$738.4	$474.5	$1,212.9	$1,410.0	$899.8	$2,309.8
Project contracts	0.1	13.5	13.6	0.1	24.0	24.1
Other contracts	2.0	11.4	13.4	4.0	22.5	26.5
Consolidated net sales	$740.5	$499.4	$1,239.9	$1,414.1	$946.3	$2,360.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Further information on net sales by reportable segment and geographic region is included in Note 8.

Allowance for Doubtful Accounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Allowance for doubtful accounts, beginning of period	$15,107	$18,103	$13,976	$17,211
Charged to costs and expenses	5,058	241	6,524	1,053
Deductions (1)	(1,042)	494	(1,377)	574
Allowance for doubtful accounts, end of period	$19,123	$18,838	$19,123	$18,838
(1)	Uncollectible customer accounts written off, net of recoveries of previously written off customer accounts.

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets and liabilities from contracts with customers as of June 30, 2018 and December 31, 2017.

	Balance Sheet Location	June 30, 2018	December 31, 2017
Unbilled accounts receivable	Accounts receivable, less allowance for doubtful accounts	$4,138	$—
Deferred revenue	Other accrued liabilities	11,888	12,611

There were no material changes to contract asset balances for the three or six months ended June 30, 2018 as a result of changes in estimates or impairments. The full amount of the deferred revenue balance as of June 30, 2018 was classified as a current liability as the Company expects to recognize these amounts over the next twelve months.

Inventories

	June 30, 2018	December 31, 2017
Raw materials	$153,106	$126,558
Work in process	104,706	98,526
Finished goods	221,656	219,857
	$479,468	$444,941

Other Accrued Liabilities

	June 30, 2018	December 31, 2017
Compensation and employee benefit liabilities	$102,292	$97,522
Accrued interest	18,610	23,485
Deferred revenue	11,888	12,611
Product warranty accrual	14,846	16,928
Restructuring reserve	14,211	24,961
Income taxes payable	23,708	16,949
Purchase price payable	10,717	2,098
Value-added taxes payable	18,683	11,838
Accrued professional fees	9,505	10,224
Other	73,295	70,364
	$297,755	$286,980

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign currency translation
Balance at beginning of period	$(5,985)	$(213,797)	$(52,770)	$(254,148)
Other comprehensive income (loss)	(108,544)	86,749	(61,759)	126,833
Amounts reclassified from AOCL	—	—	—	267
Balance at end of period	$(114,529)	$(127,048)	$(114,529)	$(127,048)

Net investment hedge
Balance at beginning of period	$(5,579)	$(355)	$(4,981)	$—
Other comprehensive income (loss)	3,051	(2,996)	2,453	(3,351)
Balance at end of period	$(2,528)	$(3,351)	$(2,528)	$(3,351)

Defined benefit plan activity
Balance at beginning of period	$(30,284)	$(33,842)	$(28,852)	$(33,473)
Amounts reclassified from AOCL	(1,291)	(360)	(2,723)	(729)
Balance at end of period	$(31,575)	$(34,202)	$(31,575)	$(34,202)

Available-for-sale securities
Balance at beginning of period	$—	$3,817	$—	$2,508
Other comprehensive income	—	1,616	—	3,314
Amounts reclassified from AOCI	—	(3,748)	—	(4,137)
Balance at end of period	$—	$1,685	$—	$1,685
Net AOCL at end of period	$(148,632)	$(162,916)	$(148,632)	$(162,916)

Amounts reclassified from net AOCL related to foreign currency translation, available-for-sale securities and defined benefit plans are recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Cash Flow Information

	Six Months Ended June 30,
	2018	2017
Cash paid during the period for:
Income taxes, net of refunds	$63,885	$77,318
Interest	120,251	105,376

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

5. FINANCING

	June 30, 2018	December 31, 2017
5.00% senior notes due March 2027	$750,000	$750,000
6.00% senior notes due June 2025	1,500,000	1,500,000
5.50% senior notes due June 2024	650,000	650,000
5.00% senior notes due June 2021	650,000	650,000
Senior secured term loan due December 2022	886,250	886,250
Senior secured revolving credit facility expires May 2020	—	—
Total principal amount of debt	$4,436,250	$4,436,250
Less: Original issue discount, net of amortization	(3,092)	(3,389)
Less: Debt issuance costs, net of amortization	(58,949)	(63,460)
Total long-term debt	$4,374,209	$4,369,401

See Note 6 in the Notes to Consolidated Financial Statements in the 2017 Annual Report for additional information on the terms and conditions of the Company’s debt obligations.

Senior Secured Credit Facilities

No portion of the senior secured term loan was reflected as a current portion of long-term debt as of June 30, 2018 related to the potentially required excess cash flow payment because the amount that may be payable in 2019, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2018 related to 2017.

During the six months ended June 30, 2018, the Company did not borrow under its revolving credit facility. As of June 30, 2018, the Company had availability of $506.4 million under the asset-based revolving credit facility, after giving effect to borrowing base limitations and outstanding letters of credit.

Other Matters

The Company’s non-guarantor subsidiaries held $2,454 million, or 35%, of total assets and $547 million, or 10%, of total liabilities as of June 30, 2018 and accounted for $471 million, or 38%, and $935 million, or 40%, of net sales for the three and six months ended June 30, 2018, respectively. As of December 31, 2017, the non-guarantor subsidiaries held $2,587 million, or 37%, of total assets and $569 million, or 11%, of total liabilities. For the three and six months ended June 30, 2017, the non-guarantor subsidiaries accounted for $471 million, or 40%, and $911 million, or 39%, of net sales, respectively. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.58% and 5.45% at June 30, 2018 and December 31, 2017, respectively.

6. DERIVATIVES AND HEDGING ACTIVITIES

Derivatives Not Designated As Hedging Instruments

The Company uses forward contracts to hedge a portion of its balance sheet foreign exchange re-measurement risk and to hedge certain planned foreign currency expenditures. As of June 30, 2018, the Company had foreign exchange contracts outstanding with maturities of up to fourteen months and aggregate notional values of $421 million (based on exchange rates as of June 30, 2018). Unrealized gains and losses resulting from these contracts are recognized in other income (expense), net and partially offset corresponding foreign exchange gains and losses on the balances and expenditures being hedged. These instruments are not held for speculative or trading purposes, are not designated as hedges for hedge accounting purposes and are marked to market each period through earnings.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table presents the balance sheet location and fair value of the Company’s derivatives not designated as hedging instruments:

		Fair Value of Asset (Liability)
	Balance Sheet Location	June 30, 2018	December 31, 2017
Foreign currency contracts	Prepaid expenses and other current assets	$1,908	$9,050
Foreign currency contracts	Other accrued liabilities	(5,037)	(574)
Foreign currency contracts	Other noncurrent liabilities	(309)	—
Total derivatives not designated as hedging instruments		$(3,438)	$8,476

The pretax impact of these foreign currency forward contracts, both matured and outstanding, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Gain (Loss) Recognized
Three Months Ended June 30, 2018	Other income (expense), net	$(19,441)
Three Months Ended June 30, 2017	Other income (expense), net	$12,553
Six Months Ended June 30, 2018	Other income (expense), net	$(7,561)
Six Months Ended June 30, 2017	Other income (expense), net	$14,409

Derivative Instruments Designated As Net Investment Hedge

The Company has a hedging strategy to designate certain foreign exchange contracts as net investment hedges to mitigate a portion of the foreign currency risk on the euro net investment in a foreign subsidiary. As of June 30, 2018, the Company held designated forward contracts with outstanding maturities of up to six months and an aggregate notional value of $55.0 million.

In the first quarter of 2018, the Company changed the method used to assess the effectiveness of its net investment hedges from the forward rate method to the spot rate method. The Company believes the spot rate method better aligns with the underlying foreign currency exposure of the hedged net investment. Effective January 1, 2018, the spot-forward differences of the designated forward contracts are excluded from hedge effectiveness at inception and are recognized on a straight-line basis to other income (expense), net over the life of each contract. The amortization of the spot-forward differences was not material for the three or six months ended June 30, 2018.

Hedge effectiveness is assessed each quarter based on the net investment in the foreign subsidiary designated as the hedged item and the changes in the fair value of designated forward contracts based on spot rates. For hedges that meet the effectiveness requirements, changes in fair value are recorded as a component of other comprehensive income (loss), net of tax. As of June 30, 2018, there was no ineffectiveness on the instruments designated as net investment hedges.

The following table presents the balance sheet location and fair value of the derivative instruments designated as net investment hedges:

		Fair Value of Asset (Liability)
	Balance Sheet Location	June 30, 2018	December 31, 2017
Foreign currency contracts	Prepaid expenses and other current assets	$2,319	$—
Foreign currency contracts	Other accrued liabilities	—	(403)
Total derivatives designated as net investment hedging instruments		$2,319	$(403)

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The after-tax impact of the effective portion of the forward contracts designated as net investment hedging instruments, both matured and outstanding, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Effective Portion of Gain (Loss) Recognized
Three Months Ended June 30, 2018	Other comprehensive income (loss), net of tax	$3,051
Three Months Ended June 30, 2017	Other comprehensive income (loss), net of tax	$(2,996)
Six Months Ended June 30, 2018	Other comprehensive income (loss), net of tax	$2,453
Six Months Ended June 30, 2017	Other comprehensive income (loss), net of tax	$(3,351)

7. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of June 30, 2018 and December 31, 2017 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s foreign currency contracts and debt instruments as of June 30, 2018 and December 31, 2017, are as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$4,227	$4,227	$9,050	$9,050	Level 2
Liabilities:
5.00% senior notes due 2027	750,000	705,975	750,000	753,750	Level 2
6.00% senior notes due 2025	1,500,000	1,531,950	1,500,000	1,591,800	Level 2
5.50% senior notes due 2024	650,000	653,250	650,000	676,780	Level 2
5.00% senior notes due 2021	650,000	650,000	650,000	661,375	Level 2
Senior secured term loan due 2022, at par	886,250	889,551	886,250	892,343	Level 2
Foreign currency contracts	5,346	5,346	977	977	Level 2

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

The following table provides summary financial information by reportable segment (in millions):

	June 30, 2018	December 31, 2017
Identifiable segment-related assets:
CCS	$4,468.5	$4,546.0
CMS	2,043.5	1,995.8
Total identifiable segment-related assets	6,512.0	6,541.8
Reconciliation to total assets:
Cash and cash equivalents	545.7	454.0
Deferred income tax assets	48.2	45.9
Total assets	$7,105.9	$7,041.7

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table provides net sales, adjusted operating income, depreciation expense and additions to property, plant and equipment by reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales:
CCS	$740.5	$725.7	$1,414.1	$1,407.3
CMS	499.4	448.4	946.3	904.1
Consolidated net sales	$1,239.9	$1,174.1	$2,360.4	$2,311.4

Segment adjusted operating income:
CCS	$142.9	$145.6	$251.6	$260.2
CMS	108.2	95.4	188.1	196.8
Total segment adjusted operating income	251.1	241.0	439.7	457.0
Amortization of intangible assets	(66.4)	(67.0)	(133.7)	(134.6)
Restructuring costs, net	(7.2)	(13.8)	(12.7)	(19.2)
Equity-based compensation	(11.8)	(11.2)	(22.4)	(20.6)
Integration and transaction costs	(1.0)	(12.6)	(2.5)	(26.2)
Consolidated operating income	$164.7	$136.4	$268.4	$256.4

Depreciation expense:
CCS	$14.2	$14.5	$28.3	$28.9
CMS	5.7	5.7	11.2	11.3
Consolidated depreciation expense	$19.9	$20.2	$39.5	$40.2

Additions to property, plant and equipment:
CCS	$12.6	$11.7	$21.4	$20.5
CMS	4.6	6.0	9.4	10.1
Consolidated additions to property, plant and equipment	$17.2	$17.7	$30.8	$30.6

Sales to customers located outside of the U.S. comprised 42.4% and 44.0% of total net sales for the three and six months ended June 30, 2018, respectively, compared to 45.2% and 44.1% of total net sales for the three and six months ended June 30, 2017, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
United States	$714.6	$643.9	$1,322.1	$1,292.2
Europe, Middle East and Africa	253.4	235.8	503.1	467.6
Asia Pacific	183.2	203.8	371.8	385.7
Caribbean and Latin America	61.6	56.1	117.7	114.9
Canada	27.1	34.5	45.7	51.0
Consolidated net sales	$1,239.9	$1,174.1	$2,360.4	$2,311.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

9. RESTRUCTURING COSTS

The Company incurs costs associated with restructuring initiatives intended to improve overall operating performance and profitability. The costs related to restructuring actions are generally composed of employee-related costs, lease termination costs and fixed asset related costs. Employee-related costs include the expected severance costs and related benefits as well as one-time severance benefits that are accrued over the remaining period employees are required to work in order to receive such benefits. Lease termination costs include the discounted cost of unused leased facilities, net of anticipated sub-rental income. Fixed asset related costs include non-cash impairments or fixed asset disposals associated with restructuring actions in addition to the cash costs to uninstall, pack, ship and reinstall manufacturing equipment and the costs to prepare the receiving facility to accommodate relocated equipment. Fixed asset related costs are expensed as incurred. Cash paid is net of proceeds received from the sale of related assets.

As a result of restructuring and consolidation actions, the Company owns unutilized real estate at various facilities in the U.S. and internationally. The Company is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets.

The Company’s net pretax restructuring charges, by segment, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
CCS	$4,687	$9,596	$7,058	$14,352
CMS	2,531	4,177	5,610	4,809
Total	$7,218	$13,773	$12,668	$19,161

Restructuring reserves were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	June 30, 2018	December 31, 2017
Other accrued liabilities	$14,211	$24,961
Other noncurrent liabilities	5,399	7,036
Total liability	$19,610	$31,997

Cost Alignment Restructuring Actions

Prior to the acquisition of TE Connectivity’s Broadband Network Solutions (BNS) business in August 2015, the Company initiated restructuring actions to realign and lower its cost structure, primarily through workforce reductions and other cost reduction initiatives, including the cessation of manufacturing operations at various facilities. As of June 30, 2018, these actions were substantially complete except for a $4.4 million liability for lease termination costs, for which the Company expects to make cash payments of $0.9 million during the remainder of 2018 and make the remaining payments of $3.5 million between 2019 and 2022.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

BNS Integration Restructuring Actions

Following the acquisition of BNS, the Company initiated a series of restructuring actions, which are currently ongoing, to integrate and streamline operations and achieve cost synergies. The activity within the liability established for the BNS integration restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance at March 31, 2018	$16,097	$904	$—	$17,001
Additional charge recorded	7,092	151	(83)	7,160
Cash paid	(8,131)	(378)	(248)	(8,757)
Consideration received	—	—	2,235	2,235
Foreign exchange and other non-cash items	(503)	(25)	(1,904)	(2,432)
Balance at June 30, 2018	$14,555	$652	$—	$15,207

Balance at December 31, 2017	$25,588	$1,080	$—	$26,668
Additional charge recorded	11,030	809	708	12,547
Cash paid	(21,823)	(1,222)	(395)	(23,440)
Consideration received	—	—	4,514	4,514
Foreign exchange and other non-cash items	(240)	(15)	(4,827)	(5,082)
Balance at June 30, 2018	$14,555	$652	$—	$15,207

The BNS integration actions include the announced closures or reduction in activities at various U.S. and international facilities as well as headcount reductions in sales, marketing and administrative functions. The Company has recognized restructuring charges of $122.2 million since the BNS acquisition for integration actions. No significant additional restructuring charges are expected to be incurred to complete the previously announced BNS integration initiatives. The Company expects to make cash payments of $10.2 million during the remainder of 2018 and additional cash payments of $5.0 million between 2019 and 2022. Future restructuring actions may be identified and the resulting charges and cash requirements may be material.

10. EMPLOYEE BENEFIT PLANS

Pension Plans

	Three Months Ended
	June 30,
	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Service cost	$—	$—	$1,023	$1,197
Interest cost	1,323	1,490	1,316	1,312
Recognized actuarial loss	120	164	315	378
Amortization of prior service cost	—	—	10	—
Expected return on plan assets	(1,597)	(1,687)	(1,954)	(1,877)
Net periodic benefit cost (income)	$(154)	$(33)	$710	$1,010

	Six Months Ended
	June 30,
	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Service cost	$—	$—	$2,187	$2,361
Interest cost	2,646	2,980	2,669	2,583
Recognized actuarial gain	240	328	635	745
Amortization of prior service credit	—	—	21	—
Expected return on plan assets	(3,194)	(3,374)	(3,958)	(3,696)
Net periodic benefit cost (income)	$(308)	$(66)	$1,554	$1,993

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Service cost is primarily included in cost of sales and selling, general and administrative expenses while the other components of net periodic benefit cost (income) are included in other income (expense), net.

The Company contributed $4.6 million and $5.7 million to its defined benefit pension plans during the three and six months ended June 30, 2018, respectively. During the remainder of 2018, the Company anticipates making additional contributions of approximately $3.4 million to these plans.

During the first quarter of 2018, the Company communicated its intent to terminate a significant U.S. defined benefit pension plan. The Company contributed $3.0 million to the plan during the three and six months ended June 30, 2018, which was needed to substantially fund the termination of the plan, which will be effected through the purchase of annuities. This contribution is included in the contributed amounts discussed above. Upon termination, which is expected in late 2018 or early 2019, the Company expects to recognize a pretax charge in other income (expense), net, primarily related to unrecognized net actuarial losses currently recorded in accumulated other comprehensive loss of $27 million to $29 million.

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

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On August 3, 2017, the Company announced its Board of Directors had authorized the repurchase of up to $100.0 million of the Company’s outstanding common stock. No shares were repurchased under this plan during the three or six months ended June 30, 2018. The remaining authorization under the plan was $25.0 million at June 30, 2018 and expires on July 31, 2018.

Equity-Based Compensation Plans

As of June 30, 2018, $80.9 million of unrecognized compensation costs related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) are expected to be recognized over a remaining weighted average period of 1.5 years. There were no significant capitalized equity-based compensation costs at June 30, 2018.

The following table shows the location of equity-based compensation expense on the statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Selling, general and administrative	$9,023	$8,517	$17,063	$15,676
Cost of sales	1,501	1,418	2,833	2,615
Research and development	1,324	1,251	2,500	2,307
Total equity-based compensation expense	$11,848	$11,186	$22,396	$20,598

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards generally vest over three years following the grant date and have a contractual term of ten years.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table summarizes the stock option activity (in thousands, except per share data and years):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at March 31, 2018	4,901	$15.21
Granted	33	$39.46
Exercised	(102)	$9.70
Forfeited	(48)	$34.73
Options outstanding at June 30, 2018	4,784	$15.30	4.3	$75,053

Options outstanding at December 31, 2017	4,830	$13.01
Granted	477	$38.42
Exercised	(432)	$11.37
Forfeited	(91)	$33.60
Options outstanding at June 30, 2018	4,784	$15.30	4.3	$75,053
Options vested at June 30, 2018	3,957	$10.80	3.3	$74,702
Options unvested at June 30, 2018	827	$36.80	9.1	$351

The exercise prices of outstanding options at June 30, 2018 were in the following ranges (in thousands, except per share data and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$2.96 to $5.74	2,502	2.4	$5.42	2,502	$5.42
$5.75 to $22.99	653	1.9	$8.58	653	$8.58
$23.00 to $42.32	1,629	8.1	$33.16	802	$29.40
$2.96 to $42.32	4,784	4.3	$15.30	3,957	$10.80

The Company uses the Black-Scholes model to estimate the fair value of stock option awards at the date of grant. Key inputs and assumptions used in the model include the grant date fair value of common stock, exercise price of the award, the expected option term, the risk-free interest rate, stock price volatility and the Company’s projected dividend yield. The expected term represents the period over which the Company’s employees are expected to hold their options. The risk-free interest rate reflects the yield on zero-coupon U.S. treasury securities with a term equal to the option’s expected term. Expected volatility is derived based on the historical volatility of the Company’s stock. The Company’s projected dividend yield is zero. The Company believes the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of its stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Expected option term (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	2.6%	2.0%	2.7%	2.0%
Expected volatility	35.0%	40.0%	35.0%	40.0%
Weighted average exercise price	$39.46	$42.32	$38.42	$38.00
Weighted average fair value at grant date	$15.19	$17.48	$14.86	$15.72

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs at March 31, 2018	2,217	$35.51
Granted	54	$30.77
Vested and shares issued	(36)	$35.02
Forfeited	(80)	$34.64
Non-vested RSUs at June 30, 2018	2,155	$35.43

Non-vested RSUs at December 31, 2017	2,279	$31.83
Granted	1,120	$37.98
Vested and shares issued	(1,073)	$30.77
Forfeited	(171)	$33.35
Non-vested RSUs at June 30, 2018	2,155	$35.43

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table summarizes the PSU activity (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested PSUs at March 31, 2018	300	$33.45
Granted	13	$39.46
Vested and shares issued	(1)	$27.64
Forfeited	(18)	$28.01
Non-vested PSUs at June 30, 2018	294	$34.07

Non-vested PSUs at December 31, 2017	344	$26.75
Granted	184	$38.42
Vested and shares issued	(203)	$26.80
Forfeited	(31)	$26.27
Non-vested PSUs at June 30, 2018	294	$34.07

12. SUBSEQUENT EVENTS

The Company will repay $400 million of its senior secured term loan due 2022 on July 31, 2018. The payment is expected to be made using $250 million of cash on hand and $150 million borrowed under the Company’s asset-based revolving credit facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2017 Annual Report on Form 10-K.

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

For the three and six months ended June 30, 2018, our net sales increased by 5.6% and 2.1%, respectively, from the prior year periods. Operating income increased 20.7% and 4.7%, for the three and six months ended June 30, 2018, respectively, compared to the prior year periods. Non-GAAP adjusted operating income increased 4.2% for the three months ended June 30, 2018 but decreased by 3.8% for the six months ended June 30, 2018 compared to the same prior year periods. Net income increased 18.7% and 12.0% for the three and six months ended June 30, 2018, respectively. Diluted earnings per share increased 21.4% and 13.3% for the three and six months ended June 30, 2018, respectively.

CRITICAL ACCOUNTING POLICIES

Other than the changes to revenue recognition policies as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as of January 1, 2018, there have been no material changes in our critical accounting policies or significant accounting estimates as disclosed in our 2017 Annual Report on Form 10-K. See the discussion in Note 1 in the notes to unaudited condensed consolidated financial statements included in this report for further information regarding the adoption of ASU No. 2014-09.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

	Three Months Ended
	June 30,
	2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,239.9	100.0%	$1,174.1	100.0%	$65.8	5.6%
Gross profit	471.3	38.0	471.8	40.2	(0.5)	(0.1)
Operating income	164.7	13.3	136.4	11.6	28.3	20.7
Non-GAAP adjusted operating income (1)	251.1	20.3	241.0	20.5	10.1	4.2
Net income	65.9	5.3%	55.5	4.7%	10.4	18.7
Diluted earnings per share	$0.34		$0.28		$0.06	21.4%

	Six Months Ended
	June 30,
	2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,360.4	100.0%	$2,311.4	100.0%	$49.0	2.1%
Gross profit	882.7	37.4	925.6	40.0	(42.9)	(4.6)
Operating income	268.4	11.4	256.4	11.1	12.0	4.7
Non-GAAP adjusted operating income (1)	439.7	18.6	457.0	19.8	(17.3)	(3.8)
Net income	99.7	4.2%	89.0	3.9%	10.7	12.0
Diluted earnings per share	$0.51		$0.45		$0.06	13.3%

(1)	See “Reconciliation of Non-GAAP Measures.”

Net sales

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2018	2017	Change	Change	2018	2017	Change	Change
	(dollars in millions)
Net sales	$1,239.9	$1,174.1	$65.8	5.6%	$2,360.4	$2,311.4	$49.0	2.1%
Domestic	714.6	643.9	70.7	11.0	1,322.1	1,292.2	29.9	2.3
International	525.3	530.2	(4.9)	(0.9)	1,038.3	1,019.2	19.1	1.9

The increase in net sales for the three and six months ended June 30, 2018 compared to the same prior year periods was driven mostly by higher net sales in the United States (U.S.) and the Europe, Middle East and Africa (EMEA) region and to a lesser extent in the Caribbean and Latin America (CALA) region. The increases in the U.S. were driven mainly by government initiatives to promote the expansion of wireless networks. These increases in the U.S. were partially offset by reductions in certain selling prices. The increases in the EMEA region were primarily driven by favorable foreign exchange rate changes. These increases in the U.S., EMEA region and CALA region net sales were partially offset by decreases in the Asia Pacific (APAC) region. Net sales to customers located outside of the U.S. comprised 42.4% and 44.0% of total net sales for the three and six months ended June 30, 2018, respectively, compared to 45.2% and 44.1% for the three and six months ended June 30, 2017, respectively. Excluding the impacts related to the EMEA region, foreign exchange rate changes were not significant for the three or six months ended June 30, 2018 compared to the prior year periods.

Net sales from the CommScope Connectivity Solutions (CCS) segment increased 2.0% and 0.5% for the three and six months ended June 30, 2018, respectively, compared to the prior year periods primarily due to higher sales in the EMEA region. CommScope Mobility Solutions (CMS) segment net sales increased 11.4% and 4.7% for the three and six months ended June 30, 2018, respectively, compared to the prior year periods due largely to strong U.S. net sales. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2018	2017	Change	Change	2018	2017	Change	Change
	(dollars in millions)
Gross profit	$471.3	$471.8	$(0.5)	(0.1)%	$882.7	$925.6	$(42.9)	(4.6)%
As a percent of sales	38.0%	40.2%			37.4%	40.0%
SG&A expense	185.2	207.6	(22.4)	(10.8)	370.3	419.5	(49.2)	(11.7)
As a percent of sales	14.9%	17.7%			15.7%	18.1%
R&D expense	47.8	47.0	0.8	1.7	97.6	96.0	1.6	1.7
As a percent of sales	3.9%	4.0%			4.1%	4.2%

Gross profit (net sales less cost of sales)

Despite higher sales volumes and favorable geographic mix, gross profit for the three months ended June 30, 2018 remained relatively unchanged and gross profit as a percentage of sales declined 220 basis points from the same prior year period, primarily due to reductions in certain selling prices, higher material costs and unfavorable foreign exchange rate changes. For the six months ended June 30, 2018, gross profit and gross profit as a percentage of sales decreased primarily due to reductions in certain selling prices, higher material costs and unfavorable foreign exchange rate changes, despite higher sales volumes.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense for the three and six months ended June 30, 2018 was lower than the prior year periods due primarily to benefits from cost reduction initiatives and lower costs related to the integration of the Broadband Network Solutions (BNS) business acquired from TE Connectivity in 2015. These decreases in costs were partially offset by higher incentive compensation expense and higher bad debt expense during the three and six months ended June 30, 2018. SG&A expense as a percentage of sales decreased from the prior year period as a result of these overall net reductions in expense and higher sales.

Research and development expense

Research and development (R&D) expense and R&D expense as a percentage of sales were relatively unchanged for the three and six months ended June 30, 2018 compared to the prior year periods. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and Restructuring costs, net

	Three Months Ended			Six Months Ended
	June 30,		$	June 30,		$
	2018	2017	Change	2018	2017	Change
	(dollars in millions)
Amortization of purchased intangible assets	$66.4	$67.0	$(0.6)	$133.7	$134.6	$(0.9)
Restructuring costs, net	7.2	13.8	(6.6)	12.7	19.2	(6.5)

Amortization of purchased intangible assets

The amortization of purchased intangible assets decreased for the three and six months ended June 30, 2018 compared to the prior year periods because certain of our intangible assets became fully amortized. This decrease was partially offset by the amortization of intangible assets related to the Cable Exchange acquisition that occurred in August 2017.

Restructuring costs, net

Restructuring costs, net for the three and six months ended June 30, 2018 and 2017 were primarily related to the continuing integration of the BNS business. No significant additional restructuring charges are expected to be incurred to complete the previously announced BNS integration initiatives. From a cash perspective, we paid $9.8 million and $25.0 million to settle restructuring liabilities during the three and six months ended June 30, 2018, respectively, and expect to pay an additional $11.1 million by the end of 2018 related to restructuring actions that have been initiated. In addition, we expect to pay $8.5 million between 2019 and 2022 related to restructuring actions that have been initiated. Additional restructuring actions may be identified and the resulting charges and cash requirements may be material.

Net interest expense, Other income (expense), net and Income tax expense

	Three Months Ended			Six Months Ended
	June 30,		$	June 30,		$
	2018	2017	Change	2018	2017	Change
	(in millions)
Net interest expense	$(58.7)	$(59.7)	$1.0	$(117.0)	$(128.4)	$11.4
Other income (expense), net	(3.1)	2.9	(6.0)	(2.1)	(12.5)	10.4
Income tax expense	(37.0)	(24.1)	(12.9)	(49.6)	(26.5)	(23.1)

Net interest expense

Net interest expense for the three months ended June 30, 2018 decreased compared to the prior year period due to lower long-term debt balances as a result of the voluntary repayments in the second half of 2017 on our senior secured term loan and the amendment to reduce the interest rate margin on our senior secured term loan in May 2017, partially offset by an increase in LIBOR. The decrease in net interest expense for the six months ended June 30, 2018 compared to the prior year period was driven by the write-off of $9.6 million of debt issuance costs and original issue discount during the six months ended June 30, 2017 in connection with the redemption of $500.0 million of 4.375% senior secured notes due 2020 (the 2020 Notes) and the prepayment of $250.0 million of senior secured term loans. The redemption of the 2020 Notes and the prepayment of the senior secured term loans were substantially funded by the issuance in March 2017 of $750.0 million of 5.00% senior notes due 2027.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.58% at June 30, 2018, 5.45% at December 31, 2017 and 5.36% at June 30, 2017.

Other income (expense), net

The change in other income (expense), net for the three months ended June 30, 2018 compared to the prior year period was partially due to the impact in the prior year period of a $6.0 million gain on the sale of a portion of our investment in Hydrogenics Corporation (Hydrogenics). The change in other income (expense), net for the six months ended June 30, 2018 compared to the prior year period was mainly the result of a redemption premium of $14.8 million incurred during the first quarter of 2017 in connection with the redemption of the 2020 Notes offset by $6.6 million in gains recognized during the six months ended June 30, 2017 related to the sale of a portion of our investment in Hydrogenics.

Foreign exchange losses of $6.4 million and $8.7 million were included in other income (expense), net for the three and six months ended June 30, 2018, respectively, compared to foreign exchange losses of $3.5 million and $5.4 million for the three and six months ended June 30, 2017, respectively.

Net periodic benefit income of $2.3 million and $4.6 million was included in other income (expense), net for the three and six months ended June 30, 2018, respectively, as a result of the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Other income (expense), net for the three and six months ended June 30, 2017 was recast to include $1.4 million and $2.8 million, respectively, of net periodic benefit income as a result of the new guidance. See the discussion in Note 1 in the notes to unaudited condensed consolidated financial statements included in this report for further information regarding the adoption of this new accounting guidance.

During the first quarter of 2018, we communicated our intent to terminate a significant U.S. defined benefit pension plan to be settled through the purchase of annuities. Upon settlement, which is expected in late 2018 or early 2019, we expect to recognize a pretax charge in other income (expense), net, primarily related to unrecognized net actuarial losses currently recorded in accumulated other comprehensive loss of $27 million to $29 million. We have also amended certain of our U.S. postretirement medical plans to terminate benefits as of December 31, 2018. We expect to recognize a pretax gain in other income (expense), net, in the fourth quarter of 2018 related to unrecognized prior service credits and unrecognized net actuarial gains currently recorded in accumulated other comprehensive loss of $9 million to $10 million.

Income tax expense

On December 22, 2017, the U.S. government enacted tax reform legislation that reduced the corporate income tax rate from 35% to 21% and included a broad range of complex provisions affecting the taxation of businesses. Generally, financial statement recognition of the new legislation would be required to be completed in the period of enactment; however, in response to the complexities of this new legislation, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118 to provide companies with transitional relief. Specifically, when the initial accounting for items under the new legislation is incomplete, the guidance allows the recognition of provisional amounts when reasonable estimates can be made or the continued application of the prior tax law if a reasonable estimate of the effect cannot be made. The SEC staff has provided up to one year for companies to finalize the accounting for the effects of this new legislation. Although no changes were made to the provisional amounts during the three or six months ended June 30, 2018, we expect to refine the calculations as additional analysis is completed and as a more thorough understanding of the new tax law is reached. The changes made could be material to income tax expense.

The effective income tax rate of 36.0% and 33.2% for the three and six months ended June 30, 2018, respectively, was higher than the statutory rate of 21.0% primarily due to the effect of the provision for state income taxes, the impact of earnings in foreign jurisdictions that are taxed at rates higher than the U.S., the impact of the new U.S. anti-deferral provisions and the impact of repatriation taxes. These increases to the effective tax rate were partially offset by the favorable impact of $0.4 million and $4.7 million of excess tax benefits related to equity-based compensation awards for the three and six months ended June 30, 2018, respectively.

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

Segment Results

	Three Months Ended
	June 30,
	2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$740.5	59.7%	$725.7	61.8%	$14.8	2.0%
CMS	499.4	40.3	448.4	38.2	51.0	11.4
Consolidated net sales	$1,239.9	100.0%	$1,174.1	100.0%	$65.8	5.6%

Operating income by segment:
CCS	$85.4	11.5%	$74.1	10.2%	$11.3	15.2%
CMS	79.3	15.9	62.3	13.9	17.0	27.3
Consolidated operating income	$164.7	13.3%	$136.4	11.6%	$28.3	20.7%

Non-GAAP adjusted operating income by segment: (1)
CCS	$142.9	19.3%	$145.6	20.1%	$(2.7)	(1.9)%
CMS	108.2	21.7	95.4	21.3	12.8	13.4
Non-GAAP consolidated adjusted operating income (1)	$251.1	20.3%	$241.0	20.5%	$10.1	4.2%

	Six Months Ended
	June 30,
	2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$1,414.1	59.9%	$1,407.3	60.9%	$6.8	0.5%
CMS	946.3	40.1	904.1	39.1	42.2	4.7
Consolidated net sales	$2,360.4	100.0%	$2,311.4	100.0%	$49.0	2.1%

Operating income by segment:
CCS	$138.5	9.8%	$121.1	8.6%	$17.4	14.4%
CMS	129.9	13.7	135.3	15.0	(5.4)	(4.0)
Consolidated operating income	$268.4	11.4%	$256.4	11.1%	$12.0	4.7%

Non-GAAP adjusted operating income by segment: (1)
CCS	$251.6	17.8%	$260.2	18.5%	$(8.6)	(3.3)%
CMS	188.1	19.9	196.8	21.8	(8.7)	(4.4)
Non-GAAP consolidated adjusted operating income (1)	$439.7	18.6%	$457.0	19.8%	$(17.3)	(3.8)%

(1)	See “Reconciliation of Non-GAAP Measures.”

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

CCS segment net sales were higher in the three and six months ended June 30, 2018 compared to the prior year periods primarily due to increases in net sales in the EMEA region that were partly driven by favorable foreign exchange rate changes. The CCS segment also saw slight increases in the APAC region and the CALA region during the three and six months ended June 30, 2018. CCS segment net sales in the North American region were relatively unchanged for the three months ended June 30, 2018 but decreased for the six months ended June 30, 2018. Excluding the favorable impacts to the EMEA region, foreign exchange rate changes did not affect CCS segment net sales significantly for the three or six months ended June 30, 2018 compared to the prior year periods.

CCS segment operating income increased while non-GAAP adjusted operating income decreased during the three and six months ended June 30, 2018 compared to the prior year periods. CCS segment operating income benefitted from lower integration costs and restructuring costs, which are excluded from non-GAAP adjusted operating income. Both operating income and non-GAAP adjusted operating income were reduced by higher material costs, selling price reductions, unfavorable foreign exchange rate changes and higher bad debt expense. These reductions were partially offset by benefits from cost savings initiatives. See “Reconciliation of Non-GAAP Measures.”

We expect demand for our indoor network CCS products to be driven by global information technology spending and spending in core networks as the ongoing need for bandwidth and intelligence in the network continues to create demand for high-performance connectivity solutions. We expect demand for our outdoor network CCS products to be driven by global deployment of fiber-optic solutions for fiber-to-the-X applications, new services, competitive dynamics in the access market, ongoing maintenance requirements of cable networks and residential construction market activity in North America. Spending patterns by service providers and data center customers can be volatile. Uncertain global economic conditions, variability in the levels of commercial and residential construction activity, consolidation among service providers, uncertain levels of information technology spending and reductions in the levels of distributor inventories may negatively affect demand for our products. The increasing demand for fiber solutions is expected to be somewhat offset by decelerating demand for copper solutions in networks. Despite ongoing pricing pressure, we expect sales growth in the U.S. in 2018.

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

CMS segment net sales increased during the three and six months ended June 30, 2018 compared to the prior year periods, driven by strong sales volumes in the U.S. offset partially by reductions in certain selling prices. The CMS segment also saw increases, though less pronounced, in the EMEA region and CALA region during the three and six months ended June 30, 2018. The increase in CMS segment net sales in the EMEA region was almost all due to favorable foreign exchange rate changes. The increases in CMS segment net sales were offset partially by decreases in net sales during the three and six months ended June 30, 2018 in the APAC region. Excluding the favorable impacts to the EMEA region, foreign exchange rate changes did not affect CMS segment net sales significantly for the three or six months ended June 30, 2018 compared to the prior year periods.

CMS segment operating income and non-GAAP adjusted operating income increased for the three months ended June 30, 2018 compared to the prior year periods primarily due to higher sales volume and favorable geographic mix offset partially by selling price reductions and unfavorable foreign exchange rate changes. CMS segment operating income and non-GAAP adjusted operating income decreased for the six months ended June 30, 2018 primarily due to selling price reductions and unfavorable foreign exchange rate changes partially offset by higher sales volume and favorable geographic mix. See “Reconciliation of Non-GAAP Measures.”

Our sales to wireless operators are volatile. We expect longer-term demand for our CMS products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services and network capacity requirements in developed markets. In addition, we expect demand for our CMS products to be favorably affected by government initiatives to promote the expansion of wireless networks (e.g., FirstNet) over the next few years. We also expect longer-term demand for our CMS products to be positively affected by the introduction of 5G technology. In preparation for 5G networks, we continue to invest heavily in R&D, support customer trials and participate in industry forums to help shape 5G standards. Uncertainty in the global economy or a particular region or consolidation among wireless operators may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales. Despite ongoing pricing pressure, we expect sales growth in the U.S. in 2018.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	June 30, 2018	December 31, 2017	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$545.7	$454.0	$91.7	20.2%
Working capital (1), excluding cash and cash equivalents	841.3	766.2	75.1	9.8
Availability under revolving credit facility	506.4	425.4	81.0	19.0
Long-term debt	4,374.2	4,369.4	4.8	0.1
Total capitalization (2)	6,077.5	6,017.2	60.3	1.0
Long-term debt as a percentage of total capitalization	72.0%	72.6%

(1)

Working capital consisted of current assets of $2,172.3 million less current liabilities of $785.3 million at June 30, 2018. Working capital consisted of current assets of $1,943.9 million less current liabilities of $723.7 million at December 31, 2017.

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

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended June 30, 2018, our pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $956.3 million, which included the impact of the Cable Exchange acquisition and savings from announced cost reduction initiatives (combined total of $15.9 million) so that the impact of the acquisition and cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at June 30, 2018.

Cash and cash equivalents increased during the first six months of 2018 mainly due to cash generated by operations offset partially by cash paid for investments in property, plant and equipment and for withholding taxes related to the vesting of equity-based compensation awards. As of June 30, 2018, approximately 59% of our cash and cash equivalents were held outside the U.S.

Working capital, excluding cash and cash equivalents, increased during the first half of 2018 primarily due to higher accounts receivable balances as of June 30, 2018 compared to December 31, 2017. The increase in accounts receivable was due to the timing of the collection of approximately $60 million of customer payments in late 2017 that were due in the first quarter of 2018 coupled with increased sales in the second quarter of 2018 compared to the fourth quarter of 2017. The working capital increase also reflected higher inventory balances and was partially offset by increases in accounts payable. The net change in total capitalization during the six months ended June 30, 2018 largely reflected current year earnings partially offset by foreign currency translation losses.

Cash Flow Overview

	Six Months Ended
	June 30,		$	%
	2018	2017	Change	Change
	(in millions)
Net cash generated by operating activities	$135.1	$190.0	$(54.9)	(28.9)%
Net cash used in investing activities	(23.3)	(18.8)	(4.5)	23.9
Net cash used in financing activities	(10.6)	(129.5)	118.9	(91.8)

Operating Activities

During the six months ended June 30, 2018, we generated $135.1 million of cash through operating activities compared to $190.0 million during the six months ended June 30, 2017. The lower level of cash generation was primarily due to lower cash flows from accounts receivable due to the receipt of approximately $60 million of customer payments in late 2017 that were due in the first quarter of 2018. This unfavorable impact to cash generated by operating activities was partially offset by lower payments of incentive compensation during the six months ended June 30, 2018 compared with the prior year period.

Investing Activities

Investment in property, plant and equipment during the six months ended June 30, 2018 was $30.8 million compared with $30.6 million for the prior year period. The investment in property, plant and equipment was primarily related to supporting improvements in manufacturing operations, including expanding production capacity and investing in information technology, including software developed for internal use.

During the six months ended June 30, 2018 and 2017, we sold property and equipment no longer being utilized for $6.2 million and $5.0 million, respectively.

Financing Activities

During the six months ended June 30, 2018, we did not repay any of our debt; however, we will repay $400 million of our senior secured term loan due 2022 (the 2022 Term Loan) on July 31, 2018. The payment is expected to be made using $250 million of cash on hand and $150 million borrowed under our asset-based revolving credit facility. We also expect to voluntarily repay additional debt in the future and may repurchase certain of our senior notes if market conditions are favorable and the applicable indenture and the credit agreements governing the senior secured credit facilities permit such repayment or repurchase. In addition, we may refinance portions of our existing debt to lower borrowing costs, extend the term or adjust the total amount of fixed or floating-rate debt.

As of June 30, 2018, we had no outstanding borrowings under our revolving credit facility and the remaining availability was $506.4 million, reflecting a borrowing base of $527.1 million reduced by $20.7 million of letters of credit issued under the revolving credit facility.

During the six months ended June 30, 2018, we received proceeds of $4.9 million related to the exercise of stock options. Also during the six months ended June 30, 2018, employees surrendered 399,186 shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $15.5 million.

During the six months ended June 30, 2017, we issued $750.0 million of 5.00% Senior Notes due March 15, 2027 (the 2027 Notes), and the proceeds, together with cash on hand, were used to (i) redeem all $500.0 million of the outstanding 2020 Notes, (ii) repay a portion of the outstanding borrowings under our senior secured term loans, including $111.9 million of outstanding principal on our senior secured term loan due 2018 and $138.1 million of outstanding principal on the 2022 Term Loan, and (iii) pay related fees and expenses. We paid a $14.8 million premium to redeem the 2020 Notes and paid $7.2 million in debt issuance costs related to the 2027 Notes. Also during the six months ended June 30, 2017, we paid cash of $100.0 million to repurchase stock under a stock repurchase program authorized by our Board of Directors in February 2017. In addition, we received proceeds of $8.5 million related to the exercise of stock options and employees surrendered 396,010 shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units, which reduced cash flows by $14.9 million.

Off-Balance Sheet Arrangements

We are not party to any significant off-balance sheet arrangements except for operating leases. There have not been any material changes to our off-balance sheet arrangements during the six months ended June 30, 2018.

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

We also believe presenting these non-GAAP results for the twelve months ended June 30, 2018 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the six months ended June 30, 2017 from the data for the year ended December 31, 2017 and then adding the data for the six months ended June 30, 2018.

Consolidated

	Three Months		Six Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	June 30,		June 30,		December 31,	June 30,
	2018	2017	2018	2017	2017	2018
	(in millions)
Operating income	$164.7	$136.4	$268.4	$256.4	$472.0	$484.0
Adjustments:
Amortization of purchased intangible assets	66.4	67.0	133.7	134.6	271.0	270.1
Restructuring costs, net	7.2	13.8	12.7	19.2	43.8	37.3
Equity-based compensation	11.8	11.2	22.4	20.6	41.9	43.7
Integration and transaction costs (1)	1.0	12.6	2.5	26.2	48.0	24.3
Non-GAAP adjusted operating income	$251.1	$241.0	$439.7	$457.0	$876.7	$859.4
Depreciation	19.9	20.2	39.5	40.2	81.7	81.0
Non-GAAP adjusted EBITDA	$271.1	$261.3	$479.2	$497.2	$958.4	$940.4

(1)	Reflects integration costs related to the acquisition of the BNS business, transaction costs related to potential and consummated acquisitions and costs related to secondary stock offerings.

CCS Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating income	$85.4	$74.1	$138.5	$121.1
Adjustments:
Amortization of purchased intangible assets	45.0	42.9	90.5	86.5
Restructuring costs, net	4.7	9.6	7.1	14.4
Equity-based compensation	7.2	6.5	13.6	12.0
Integration and transaction costs	0.7	12.5	1.9	26.2
Non-GAAP adjusted operating income	$142.9	$145.6	$251.6	$260.2

CMS Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating income	$79.3	$62.3	$129.9	$135.3
Adjustments:
Amortization of purchased intangible assets	21.4	24.1	43.2	48.1
Restructuring costs, net	2.5	4.2	5.6	4.8
Equity-based compensation	4.6	4.7	8.8	8.6
Integration and transaction costs	0.3	0.2	0.7	—
Non-GAAP adjusted operating income	$108.2	$95.4	$188.1	$196.8

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

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our dependence on customers’ capital spending on data and communication systems; concentration of sales among a limited number of customers and channel partners; changes in technology; industry competition and the ability to retain customers through product innovation, introduction and marketing; risks associated with our sales through channel partners; changes to the regulatory environment in which our customers operate; product quality or performance issues and associated warranty claims; our ability to maintain effective management information systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches, ransomware or computer viruses; the risk our global manufacturing operations suffer production or shipping delays, causing difficulty in meeting customer demands; the risk that internal production capacity or that of contract manufacturers may be insufficient to meet customer demand or quality standards; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers for certain raw material and components; the risk that contract manufacturers we rely on encounter production, quality, financial or other difficulties; our ability to integrate and fully realize anticipated benefits from prior or future acquisitions or equity investments; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities that may affect our ability to meet customer demands for products; possible future restructuring actions; substantial indebtedness and maintaining compliance with debt covenants; our ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; possible future impairment charges for fixed or intangible assets, including goodwill; income tax rate variability and ability to recover amounts recorded as deferred tax assets; our ability to attract and retain qualified key employees; labor unrest; obligations under our defined benefit employee benefit plans may require plan contributions in excess of current estimates; significant international operations exposing us to economic, political and other risks, including the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; our ability to compete in international markets due to export and import controls to which we may be subject; changes in the laws and policies in the United States affecting trade, including the risk and uncertainty related to tariffs or a potential global trade war that may impact our products; costs of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign environmental laws; risks associated with stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of our securities; and other factors beyond our control. These and other factors are discussed in greater detail in our 2017 Annual Report on Form 10-K. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth under “Commitments and Contingencies” in Note 1 of Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes from our risk factors as previously reported in Item 1A of our 2017 Annual Report on Form 10-K, except as follows:

Potential tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products.

Recently, the United States (U.S.) administration announced tariffs on certain products imported into the U.S., which has resulted in reciprocal tariffs from other countries, including countries where we operate. The U.S. administration has also indicated that the U.S. may withdraw from or renegotiate the North American Free Trade Agreement with Mexico and Canada. Such announcements have created uncertainty about the future relationship between the U.S. and certain of its trading partners and may reduce global trade and trade between the U.S. and other nations, including countries in which we currently operate. Changes in policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers. We have significant international manufacturing operations, particularly in China and Mexico. If tariffs or trade restrictions are implemented on our products (or on materials, parts or components we use to manufacture our products) by the U.S. or other countries, the cost of our products manufactured in China, Mexico or other countries and imported into the U.S. or other countries could increase. These cost increases could adversely affect the demand for our products and/or reduce margins, which could have a material adverse effect on our business and our earnings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

On August 3, 2017, the Company announced that its Board of Directors had authorized the repurchase of up to $100.0 million of the Company’s outstanding common stock. The program does not obligate the Company to acquire any particular amount of its common stock, and the program may be extended, modified, suspended or discontinued at any time. The repurchase authorization expires on July 31, 2018.

The following table summarizes the stock purchase activity for the three months ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	1,575	$39.52	—	$25,000,000
May 1, 2018 - May 31, 2018	415	$27.62	—	$25,000,000
June 1, 2018 - June 30, 2018	55	$29.79	—	$25,000,000
Total	2,045	$36.84	—

(1) The shares purchased were withheld to satisfy the withholding tax obligations related to restricted stock units and performance share units that vested during the period.

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

COMMSCOPE HOLDING COMPANY, INC.

July 30, 2018	/s/ Alexander W. Pease
Date	Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)