Form 10-Q
period 2018-09-30
CommScope Holding Company, Inc.
filed 2018-11-08
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2018 there were 192,223,144 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

September 30, 2018

PART 1 -- FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

and Comprehensive Income

(Unaudited – In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$1,150,405	$1,128,775	$3,510,778	$3,440,150
Operating costs and expenses:
Cost of sales	726,531	700,170	2,204,194	2,085,973
Selling, general and administrative	173,990	184,947	544,318	604,408
Research and development	44,807	44,599	142,436	140,569
Amortization of purchased intangible assets	65,782	68,271	199,453	202,890
Restructuring costs, net	7,070	5,360	19,738	24,521
Total operating costs and expenses	1,018,180	1,003,347	3,110,139	3,058,361
Operating income	132,225	125,428	400,639	381,789
Other income (expense), net	(2,379)	3,209	(4,490)	(9,248)
Interest expense	(66,122)	(61,798)	(186,655)	(192,769)
Interest income	1,882	1,180	5,373	3,784
Income before income taxes	65,606	68,019	214,867	183,556
Income tax expense	(1,763)	(16,862)	(51,367)	(43,373)
Net income	$63,843	$51,157	$163,500	$140,183

Earnings per share:
Basic	$0.33	$0.27	$0.85	$0.73
Diluted	$0.33	$0.26	$0.84	$0.71

Weighted average shares outstanding:
Basic	192,219	191,824	191,920	192,973
Diluted	195,359	195,815	195,370	197,387

Comprehensive income:
Net income	$63,843	$51,157	$163,500	$140,183
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(22,463)	47,087	(84,222)	174,187
Pension and other postretirement benefit activity	(1,079)	(353)	(3,802)	(1,082)
Gain (loss) on net investment hedge	192	(1,471)	2,645	(4,822)
Available-for-sale securities	—	(1,685)	—	(2,508)
Total other comprehensive income (loss), net of tax	(23,350)	43,578	(85,379)	165,775
Total comprehensive income	$40,493	$94,735	$78,121	$305,958

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share amounts)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$352,397	$453,977
Accounts receivable, less allowance for doubtful accounts of $18,141 and $13,976, respectively	901,096	898,829
Inventories, net	490,767	444,941
Prepaid expenses and other current assets	123,277	146,112
Total current assets	1,867,537	1,943,859
Property, plant and equipment, net of accumulated depreciation of $425,577 and $390,389, respectively	445,746	467,289
Goodwill	2,858,640	2,886,630
Other intangible assets, net	1,420,677	1,636,084
Other noncurrent assets	125,696	107,804
Total assets	$6,718,296	$7,041,666
Liabilities and Stockholders' Equity
Accounts payable	$441,409	$436,737
Other accrued liabilities	323,211	286,980
Total current liabilities	764,620	723,717
Long-term debt	3,983,790	4,369,401
Deferred income taxes	97,849	134,241
Pension and other postretirement benefit liabilities	20,315	25,140
Other noncurrent liabilities	96,652	141,341
Total liabilities	4,963,226	5,393,840
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: None	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000;
Issued and outstanding shares: 192,222,782 and 190,906,110,
respectively	1,990	1,972
Additional paid-in capital	2,372,764	2,334,071
Retained earnings (accumulated deficit)	(226,494)	(395,998)
Accumulated other comprehensive loss	(171,982)	(86,603)
Treasury stock, at cost: 6,738,136 shares and 6,336,144 shares,
respectively	(221,208)	(205,616)
Total stockholders' equity	1,755,070	1,647,826
Total liabilities and stockholders' equity	$6,718,296	$7,041,666

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities:
Net income	$163,500	$140,183
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	272,629	282,543
Equity-based compensation	33,723	31,572
Deferred income taxes	(32,616)	(19,976)
Changes in assets and liabilities:
Accounts receivable	(23,537)	59,054
Inventories	(65,798)	11,790
Prepaid expenses and other assets	(3,849)	(22,682)
Accounts payable and other liabilities	12,277	(178,505)
Other	5,555	31,426
Net cash generated by operating activities	361,884	335,405
Investing Activities:
Additions to property, plant and equipment	(55,448)	(51,152)
Proceeds from sale of property, plant and equipment	12,715	5,016
Proceeds upon settlement of net investment hedge	1,331	—
Cash paid for acquisitions, including purchase price adjustments, net of cash acquired	—	(105,249)
Other	—	9,898
Net cash used in investing activities	(41,402)	(141,487)
Financing Activities:
Long-term debt repaid	(550,000)	(805,379)
Long-term debt proceeds	150,000	780,379
Debt issuance and modification costs	—	(8,363)
Debt extinguishment costs	—	(14,800)
Cash paid for repurchase of common stock	—	(175,000)
Proceeds from the issuance of common shares under equity-based compensation plans	4,988	8,803
Tax withholding payments for vested equity-based compensation awards	(15,592)	(14,956)
Net cash used in financing activities	(410,604)	(229,316)
Effect of exchange rate changes on cash and cash equivalents	(11,458)	18,412
Change in cash and cash equivalents	(101,580)	(16,986)
Cash and cash equivalent at beginning of period	453,977	428,228
Cash and cash equivalents at end of period	$352,397	$411,242

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited - In thousands, except share amounts)

	Nine Months Ended
	September 30,
	2018	2017
Number of common shares outstanding:
Balance at beginning of period	190,906,110	193,837,437
Issuance of shares under equity-based compensation plans	1,718,664	2,117,965
Shares surrendered under equity-based compensation plans	(401,992)	(398,698)
Repurchase of common stock	—	(4,794,990)
Balance at end of period	192,222,782	190,761,714
Common stock:
Balance at beginning of period	$1,972	$1,950
Issuance of shares under equity-based compensation plans	18	21
Balance at end of period	$1,990	$1,971
Additional paid-in capital:
Balance at beginning of period	$2,334,071	$2,282,014
Issuance of shares under equity-based compensation plans	4,970	8,782
Equity-based compensation	33,723	31,656
Cumulative effect of change in accounting principle	—	295
Balance at end of period	$2,372,764	$2,322,747
Retained earnings (accumulated deficit):
Balance at beginning of period	$(395,998)	$(589,556)
Net income	163,500	140,183
Cumulative effect of change in accounting principle	6,004	(206)
Balance at end of period	$(226,494)	$(449,579)
Accumulated other comprehensive loss:
Balance at beginning of period	$(86,603)	$(285,113)
Other comprehensive income (loss), net of tax	(85,379)	165,775
Balance at end of period	$(171,982)	$(119,338)
Treasury stock, at cost:
Balance at beginning of period	$(205,616)	$(15,211)
Net shares surrendered under equity-based compensation plans	(15,592)	(14,956)
Repurchase of common stock	—	(175,000)
Balance at end of period	$(221,208)	$(205,167)
Total stockholders' equity	$1,755,070	$1,550,634

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for these interim periods are not necessarily indicative of the results of operations to be expected for any future period or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Annual Report).

The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2017 Annual Report. Other than the changes described below to revenue recognition policies as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, there were no material changes in the Company’s significant accounting policies during the three or nine months ended September 30, 2018.

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

The Company includes shipping and handling costs billed to customers in net sales and includes the costs incurred to transport product to customers as cost of sales. Shipping and handling costs incurred after control is transferred to the customer are accounted for as fulfillment costs and are not accounted for as separate revenue obligations.

Concentrations of Risk and Related Party Transactions

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for 11% of the Company’s total net sales during both the three and nine months ended September 30, 2018. Net sales to Anixter accounted for 12% and 11% of the Company’s total net sales during the three and nine months ended September 30, 2017, respectively. Sales to Anixter primarily originate within the CCS segment. Other than Anixter, no direct customer accounted for 10% or more of the Company’s total net sales for the three or nine months ended September 30, 2018 or 2017.

Accounts receivable from Anixter accounted for 12% of the Company’s accounts receivable as of September 30, 2018. Other than Anixter, no direct customer accounted for 10% or more of the Company’s accounts receivable as of September 30, 2018.

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Product warranty accrual, beginning of period	$14,846	$20,283	$16,928	$21,631
Provision for warranty claims	1,296	284	3,174	4,515
Warranty claims paid	(1,660)	(2,033)	(5,573)	(7,751)
Foreign exchange	(11)	(62)	(58)	77
Product warranty accrual, end of period	$14,471	$18,472	$14,471	$18,472

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. During the three months ended September 30, 2018, through the annual planning process, the Company determined that an indicator of impairment existed for certain reporting units as a result of reductions in expected sales and operating income. The Company performed a step one goodwill impairment test as of September 30, 2018, and all reporting units passed step one. The Company identified no goodwill impairments during the three or nine months ended September 30, 2018 or 2017.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions, there were no definite-lived intangible or other long-lived asset impairments identified during the three or nine months ended September 30, 2018 or 2017.

Income Taxes

On December 22, 2017, the United States (U.S.) government enacted tax reform legislation that reduced the corporate income tax rate from 35% to 21% and included a broad range of complex provisions affecting the taxation of businesses. Generally, financial statement recognition of the new legislation would be required to be completed in the period of enactment; however, in response to the complexities of this new legislation, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118 to provide companies with transitional relief. Specifically, when the initial accounting for items under the new legislation is incomplete, the guidance allows the recognition of provisional amounts when reasonable estimates can be made or the continued application of the prior tax law if a reasonable estimate of the effect cannot be made. The SEC staff has provided up to one year from the date of enactment for companies to finalize the accounting for the effects of this new legislation. During the three and nine months ended September 30, 2018, the Company recognized a $2.5 million tax benefit related to changes made to the provisional amounts, primarily related to the Company’s transition tax and from revaluing the Company’s U.S. deferred tax assets and liabilities. The Company expects to continue to refine the calculations as additional analysis is completed and as additional guidance and interpretations are available. Any changes made could be material to income tax expense.

The effective income tax rate of 2.7% for the three months ended September 30, 2018 was lower than the statutory rate of 21.0% due to a reduction in tax expense of $24.1 million related to the expiration of statutes of limitations on various uncertain tax positions. The effective income tax rate of 23.9% for the nine months ended September 30, 2018 was higher than the statutory rate of 21.0% primarily due to the effect of the provision for state income taxes, the impact of earnings in foreign jurisdictions that are taxed at rates higher than the U.S. statutory rate, the impact of the new U.S. anti-deferral provisions and the impact of repatriation taxes. These increases to the effective tax rate were partially offset by a reduction in tax expense related to the expiration of statutes of limitations on various uncertain tax positions discussed above and the favorable impact of $4.7 million of excess tax benefits related to equity-based compensation awards for the nine months ended September 30, 2018.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on net income divided by the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares using the treasury stock method. Potentially dilutive common shares include outstanding equity-based awards (stock options, restricted stock units and performance share units). Certain outstanding equity-based awards were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance conditions were not met (2.5 million shares and 1.8 million shares for the three and nine months ended September 30, 2018, respectively, and 1.7 million shares and 1.3 million shares for the three and nine months ended September 30, 2017, respectively).

The following table presents the basis for the earnings per share computations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income for basic and diluted earnings per share	$63,843	$51,157	$163,500	$140,183

Denominator:
Weighted average common shares outstanding - basic	192,219	191,824	191,920	192,973
Dilutive effect of equity-based awards	3,140	3,991	3,450	4,414
Weighted average common shares outstanding - diluted	195,359	195,815	195,370	197,387

Earnings per share:
Basic	$0.33	$0.27	$0.85	$0.73
Diluted	$0.33	$0.26	$0.84	$0.71

Recent Accounting Pronouncements

Adopted During the Nine Months Ended September 30, 2018

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

Revenue recognition for the Company’s product sales remained generally consistent with historical practice. However, the adoption of ASU No. 2014-09 resulted in acceleration of revenue recognition for certain project contracts containing integrated product and service obligations, primarily within the CommScope Mobility Solutions (CMS) segment. These multi-element contracts represented less than 2.0% of total net sales for the three and nine months ended September 30, 2018 and 2017. For these contracts, certain performance obligations are recognized over time using cost-based input methods, which recognize revenue and cost of sales based on the relationship between actual costs incurred compared to the total estimated cost for the performance obligation. Based on contracts in effect at January 1, 2018, the Company recorded a cumulative effect adjustment, net of tax, of $3.4 million, which reduced the

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

accumulated deficit on the Condensed Consolidated Balance Sheets. This adjustment reflects an acceleration of revenues of $8.0 million.

The impact of adoption of the new revenue recognition standard on the condensed consolidated financial statements was as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Amounts Without Adoption of ASU No. 2014-09	Effect of Change Increase / (Decrease)	As Reported	Amounts Without Adoption of ASU No. 2014-09	Effect of Change Increase / (Decrease)
Net sales	$1,150,405	$1,148,956	$1,449	$3,510,778	$3,511,013	$(235)
Cost of sales	726,531	726,314	217	2,204,194	2,203,498	696
Operating income	132,225	130,993	1,232	400,639	401,570	(931)
Income tax expense	1,763	1,483	280	51,367	51,625	(258)
Net income	63,843	62,891	952	163,500	164,173	(673)

	As of September 30, 2018
	As Reported	Amounts Without Adoption of ASU No. 2014-09	Effect of Change Increase / (Decrease)
Assets:
Accounts receivable, less allowance for doubtful accounts	$901,096	$896,592	$4,504
Inventories, net	490,767	494,647	(3,880)
Liabilities:
Other accrued liabilities	323,211	325,328	(2,117)
Equity:
Retained earnings (accumulated deficit)	(226,494)	(229,235)	2,741

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on January 1, 2018. The new standard requires an employer to report the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from services rendered by the employee and requires the other components of net periodic benefit cost to be reported outside the subtotal of operating income. Of the total $1.3 million of net periodic benefit income for the three months ended September 30, 2018, $2.3 million of net periodic benefit income was recorded in other income (expense), net, and $1.0 million of net periodic benefit cost was recorded within operating income. Of the total $3.8 million of net periodic benefit income for the nine months ended September 30, 2018, $6.9 million of net periodic benefit income was recorded in other income (expense), net, and $3.2 million of net periodic benefit cost was recorded within operating income. The Company utilized the practical expedient and used the amounts disclosed in its employee benefit plans note for the three and nine months ended September 30, 2018 as the basis for applying the retrospective presentation requirements. The Company reclassified $1.4 million and $4.2 million of net periodic benefit income from operating income to other income (expense), net for the three and nine months ended September 30, 2017, respectively. The adoption of this guidance had no impact on the previously reported income before income taxes or net income for the three or nine months ended September 30, 2017.

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

Issued but Not Adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement (CCA) that is a Service Contract, which aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU No. 2018-15 is effective for the Company as of January 1, 2020 and early adoption is permitted. The Company is evaluating the impact of the new guidance on the consolidated financial statements and when it will be adopted.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework: Changes to the Disclosure Requirements for Defined Benefit Plans, which adds disclosure requirements identified as relevant for employers that sponsor defined benefit pension or other postretirement plans, removes disclosures that are no longer considered cost beneficial, and clarifies existing guidance for certain disclosure requirements. ASU No. 2018-14 is effective for the Company as of January 1, 2021 and early adoption is permitted. The Company does not expect the new guidance to have a significant impact on the consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to elect reclassification from accumulated other comprehensive income to retained earnings for certain tax effects resulting from the U.S. tax legislation enacted in 2017. ASU No. 2018-02 is effective for the Company as of January 1, 2019 and early adoption is permitted. The Company does not expect to elect the permitted reclassification and therefore does not expect the new guidance to have an impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test of Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Under the new guidance, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize a goodwill impairment charge for the excess of the reporting unit’s carrying amount over its fair value, up to the amount of goodwill allocated to that reporting unit. ASU No. 2017-04 is effective for the Company as of January 1, 2020 and early adoption is permitted. The Company is evaluating the impact of the new guidance on the consolidated financial statements and when it will be adopted.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The new guidance replaces the current incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method. ASU No. 2016-13 is effective for the Company as of January 1, 2020 and early adoption is permitted. The Company is evaluating the impact of the new guidance on the consolidated financial statements and when it will be adopted.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes the current leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize assets and lease liabilities for the rights and obligations created by leased assets previously classified as operating leases. ASU No. 2016-02 is effective for the Company as of January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, which allows entities a transition election to change the date of initial application of the standard to the beginning of the year of adoption and to recognize the effects of applying Topic 842 as a cumulative-effect adjustment to retained earnings (accumulated deficit) as opposed to restating comparative periods for the effects of applying the new standard. The Company expects to elect this transition approach. The Company is in the process of implementing the necessary changes to its accounting policies, processes, internal controls and information systems that will be required to meet the new standard’s reporting and disclosure requirements. The Company continues to assess the impact of adoption on the consolidated financial statements but expects the only significant impact of the ASU to be the recognition of right-of-use assets and lease liabilities for operating leases.

2. ACQUISITIONS

On August 1, 2017, the Company acquired Cable Exchange in an all cash transaction. The Company paid $108.7 million ($105.2 million net of cash acquired) and recorded a $14.5 million liability for the remaining payments due. Cable Exchange is a quick-turn supplier of fiber optic and copper assemblies for data, voice and video communications. Net sales of Cable Exchange products are reflected in the CCS segment for the three and nine months ended September 30, 2018 and 2017 and were not material.

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

3. GOODWILL

The following table presents goodwill by reportable segment (in millions):

	CCS	CMS	Total
Goodwill, gross at December 31, 2017	$2,193.2	$904.4	$3,097.6
Foreign exchange	(26.0)	(2.0)	(28.0)
Goodwill, gross at September 30, 2018	2,167.2	902.4	3,069.6
Accumulated impairment charges at December 31, 2017 and September 30, 2018	(51.5)	(159.5)	(211.0)
Goodwill, net at September 30, 2018	$2,115.7	$742.9	$2,858.6

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Disaggregated Net Sales

The following table presents net sales by reportable segment, disaggregated based on contract type (in millions):

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	CCS	CMS	Total	CCS	CMS	Total
Contract type:
Product contracts	$728.6	$395.6	$1,124.2	$2,138.6	$1,295.4	$3,434.0
Project contracts	0.3	13.1	13.4	0.4	37.1	37.5
Other contracts	2.8	10.0	12.8	6.8	32.5	39.3
Consolidated net sales	$731.7	$418.7	$1,150.4	$2,145.8	$1,365.0	$3,510.8

Further information on net sales by reportable segment and geographic region is included in Note 8.

Allowance for Doubtful Accounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Allowance for doubtful accounts, beginning of period	$19,123	$18,838	$13,976	$17,211
Charged to costs and expenses	39	283	6,563	1,336
Account write-offs and other	(1,021)	(61)	(2,398)	513
Allowance for doubtful accounts, end of period	$18,141	$19,060	$18,141	$19,060

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets and liabilities from contracts with customers as of September 30, 2018 and December 31, 2017.

	Balance Sheet Location	September 30, 2018	December 31, 2017
Unbilled accounts receivable	Accounts receivable, less allowance for doubtful accounts	$6,372	$—
Deferred revenue	Other accrued liabilities	8,417	12,611

There were no material changes to contract asset balances for the three or nine months ended September 30, 2018 as a result of changes in estimates or impairments. The full amount of the deferred revenue balance as of September 30, 2018 was classified as a current liability as the Company expects to recognize these amounts over the next twelve months.

Inventories

	September 30, 2018	December 31, 2017
Raw materials	$164,242	$126,558
Work in process	104,168	98,526
Finished goods	222,357	219,857
	$490,767	$444,941

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Other Accrued Liabilities

	September 30, 2018	December 31, 2017
Compensation and employee benefit liabilities	$100,938	$97,522
Accrued interest	48,727	23,485
Deferred revenue	8,417	12,611
Product warranty accrual	14,471	16,928
Restructuring reserve	14,195	24,961
Income taxes payable	14,835	16,949
Purchase price payable	10,631	2,098
Value-added taxes payable	15,378	11,838
Accrued professional fees	10,992	10,224
Other	84,627	70,364
	$323,211	$286,980

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency translation
Balance at beginning of period	$(114,529)	$(127,048)	$(52,770)	$(254,148)
Other comprehensive income (loss)	(22,470)	47,087	(84,229)	173,920
Amounts reclassified from AOCL	7	—	7	267
Balance at end of period	$(136,992)	$(79,961)	$(136,992)	$(79,961)

Net investment hedge
Balance at beginning of period	$(2,528)	$(3,351)	$(4,981)	$—
Other comprehensive income (loss)	192	(1,471)	2,645	(4,822)
Balance at end of period	$(2,336)	$(4,822)	$(2,336)	$(4,822)

Defined benefit plan activity
Balance at beginning of period	$(31,575)	$(34,202)	$(28,852)	$(33,473)
Amounts reclassified from AOCL	(1,079)	(353)	(3,802)	(1,082)
Balance at end of period	$(32,654)	$(34,555)	$(32,654)	$(34,555)

Available-for-sale securities
Balance at beginning of period	$—	$1,685	$—	$2,508
Other comprehensive income (loss)	—	(154)	—	3,159
Amounts reclassified from AOCI	—	(1,531)	—	(5,667)
Balance at end of period	$—	$—	$—	$—
Net AOCL at end of period	$(171,982)	$(119,338)	$(171,982)	$(119,338)

Amounts reclassified from net AOCL related to foreign currency translation, available-for-sale securities and defined benefit plans are recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Income.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Cash Flow Information

	Nine Months Ended September 30,
	2018	2017
Cash paid during the period for:
Income taxes, net of refunds	$94,693	$102,952
Interest	146,413	133,797

5. FINANCING

	September 30, 2018	December 31, 2017
5.00% senior notes due March 2027	$750,000	$750,000
6.00% senior notes due June 2025	1,500,000	1,500,000
5.50% senior notes due June 2024	650,000	650,000
5.00% senior notes due June 2021	650,000	650,000
Senior secured term loan due December 2022	486,250	886,250
Senior secured revolving credit facility expires May 2020	—	—
Total principal amount of debt	$4,036,250	$4,436,250
Less: Original issue discount, net of amortization	(1,611)	(3,389)
Less: Debt issuance costs, net of amortization	(50,849)	(63,460)
Total long-term debt	$3,983,790	$4,369,401

See Note 6 in the Notes to Consolidated Financial Statements in the 2017 Annual Report for additional information on the terms and conditions of the Company’s debt obligations.

Senior Secured Credit Facilities

In July 2018, the Company repaid $400.0 million of its senior secured term loan due 2022 (the 2022 Term Loan). The payment was made using $250.0 million of cash on hand and $150.0 million borrowed under the Company’s asset-based revolving credit facility (the revolving credit facility). In connection with this voluntary repayment, $7.4 million of original issue discount and debt issuance costs were written off and included in interest expense.

In August 2018, the Company repaid $100.0 million of the $150.0 million borrowed under the revolving credit facility and in September 2018, the Company repaid the remaining $50.0 million borrowed under the revolving credit facility. As of September 30, 2018, the Company had availability of $521.6 million under the revolving credit facility, after giving effect to borrowing base limitations and outstanding letters of credit.

No portion of the 2022 Term Loan was reflected as a current portion of long-term debt as of September 30, 2018 related to the potentially required excess cash flow payment because the amount that may be payable in 2019, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2018 related to 2017.

Other Matters

The Company’s non-guarantor subsidiaries held $2,411 million, or 36%, of total assets and $486 million, or 10%, of total liabilities as of September 30, 2018 and accounted for $453 million, or 39%, and $1,388 million, or 40%, of net sales for the three and nine months ended September 30, 2018, respectively. As of December 31, 2017, the non-guarantor subsidiaries held $2,587 million, or 37%, of total assets and $569 million, or 11%, of total liabilities. For the three and nine months ended September 30, 2017, the non-guarantor subsidiaries accounted for $494 million, or 44%, and $1,405 million, or 41%, of net sales, respectively. All amounts presented exclude intercompany balances.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.70% and 5.45% at September 30, 2018 and December 31, 2017, respectively.

6. DERIVATIVES AND HEDGING ACTIVITIES

Derivatives Not Designated As Hedging Instruments

The Company uses forward contracts to hedge a portion of its balance sheet foreign exchange re-measurement risk and to hedge certain planned foreign currency expenditures. As of September 30, 2018, the Company had foreign exchange contracts outstanding with maturities of up to twelve months and aggregate notional values of $331 million (based on exchange rates as of September 30, 2018). Unrealized gains and losses resulting from these contracts are recognized in other income (expense), net and partially offset corresponding foreign exchange gains and losses on the balances and expenditures being hedged. These instruments are not held for speculative or trading purposes, are not designated as hedges for hedge accounting purposes and are marked to market each period through earnings.

The following table presents the balance sheet location and fair value of the Company’s derivatives not designated as hedging instruments:

		Fair Value of Asset (Liability)
	Balance Sheet Location	September 30, 2018	December 31, 2017
Foreign currency contracts	Prepaid expenses and other current assets	$1,542	$9,050
Foreign currency contracts	Other accrued liabilities	(6,574)	(574)
Total derivatives not designated as hedging instruments		$(5,032)	$8,476

The pretax impact of these foreign currency forward contracts, both matured and outstanding, on the Condensed Consolidated Statements of Operations and Comprehensive Income is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Gain (Loss) Recognized
Three Months Ended September 30, 2018	Other income (expense), net	$(4,902)
Three Months Ended September 30, 2017	Other income (expense), net	$8,458
Nine Months Ended September 30, 2018	Other income (expense), net	$(12,463)
Nine Months Ended September 30, 2017	Other income (expense), net	$22,866

Derivative Instruments Designated As Net Investment Hedge

The Company has a hedging strategy to designate certain foreign exchange contracts as net investment hedges to mitigate a portion of the foreign currency risk on the euro net investment in a foreign subsidiary. As of September 30, 2018, the Company held designated forward contracts with outstanding maturities of up to fifteen months and an aggregate notional value of $55 million.

In the first quarter of 2018, the Company changed the method used to assess the effectiveness of its net investment hedges from the forward rate method to the spot rate method. The Company believes the spot rate method better aligns with the underlying foreign currency exposure of the hedged net investment. Effective January 1, 2018, the spot-forward differences of the designated forward contracts are excluded from hedge effectiveness at inception and are recognized on a straight-line basis to other income (expense), net over the life of each contract. The amortization of the spot-forward differences was not material for the three or nine months ended September 30, 2018.

Hedge effectiveness is assessed each quarter based on the net investment in the foreign subsidiary designated as the hedged item and the changes in the fair value of designated forward contracts based on spot rates. For hedges that meet the effectiveness requirements, changes in fair value are recorded as a component of other comprehensive income (loss), net of tax. As of September 30, 2018, there was no ineffectiveness on the instruments designated as net investment hedges.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table presents the balance sheet location and fair value of the derivative instruments designated as net investment hedges:

		Fair Value of Asset (Liability)
	Balance Sheet Location	September 30, 2018	December 31, 2017
Foreign currency contracts	Prepaid expenses and other current assets	$2,197	$—
Foreign currency contracts	Other noncurrent assets	67	—
Foreign currency contracts	Other accrued liabilities	—	(403)
Total derivatives designated as net investment hedging instruments		$2,264	$(403)

The after-tax impact of the forward contracts designated as net investment hedging instruments, both matured and outstanding, on the Condensed Consolidated Statements of Operations and Comprehensive Income is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Effective Portion of Gain (Loss) Recognized
Three Months Ended September 30, 2018	Other comprehensive income (loss), net of tax	$192
Three Months Ended September 30, 2017	Other comprehensive income (loss), net of tax	$(1,471)
Nine Months Ended September 30, 2018	Other comprehensive income (loss), net of tax	$2,645
Nine Months Ended September 30, 2017	Other comprehensive income (loss), net of tax	$(4,822)

7. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of September 30, 2018 and December 31, 2017 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s foreign currency contracts and debt instruments as of September 30, 2018 and December 31, 2017, are as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$3,806	$3,806	$9,050	$9,050	Level 2
Liabilities:
5.00% senior notes due 2027	750,000	725,250	750,000	753,750	Level 2
6.00% senior notes due 2025	1,500,000	1,545,000	1,500,000	1,591,800	Level 2
5.50% senior notes due 2024	650,000	655,720	650,000	676,780	Level 2
5.00% senior notes due 2021	650,000	652,405	650,000	661,375	Level 2
Senior secured term loan due 2022, at par	486,250	490,796	886,250	892,343	Level 2
Foreign currency contracts	6,574	6,574	977	977	Level 2

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

The following table provides summary financial information by reportable segment (in millions):

	September 30, 2018	December 31, 2017
Identifiable segment-related assets:
CCS	$4,394.8	$4,546.0
CMS	1,926.1	1,995.8
Total identifiable segment-related assets	6,320.9	6,541.8
Reconciliation to total assets:
Cash and cash equivalents	352.4	454.0
Deferred income tax assets	45.0	45.9
Total assets	$6,718.3	$7,041.7

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table provides net sales, adjusted operating income, depreciation expense and additions to property, plant and equipment by reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales:
CCS	$731.7	$708.7	$2,145.8	$2,116.0
CMS	418.7	420.1	1,365.0	1,324.2
Consolidated net sales	$1,150.4	$1,128.8	$3,510.8	$3,440.2

Segment adjusted operating income:
CCS	$147.4	$138.5	$399.0	$398.7
CMS	71.6	83.6	259.8	280.3
Total segment adjusted operating income	219.0	222.1	658.8	679.0
Amortization of intangible assets	(65.8)	(68.3)	(199.5)	(202.9)
Restructuring costs, net	(7.1)	(5.4)	(19.7)	(24.5)
Equity-based compensation	(11.3)	(11.0)	(33.7)	(31.6)
Integration and transaction costs	(2.6)	(12.0)	(5.3)	(38.2)
Consolidated operating income	$132.2	$125.4	$400.6	$381.8

Depreciation expense:
CCS	$13.3	$14.6	$41.6	$43.5
CMS	5.4	6.0	16.6	17.3
Consolidated depreciation expense	$18.7	$20.6	$58.2	$60.8

Additions to property, plant and equipment:
CCS	$18.1	$12.9	$39.6	$33.4
CMS	6.4	7.7	15.8	17.8
Consolidated additions to property, plant and equipment	$24.5	$20.6	$55.4	$51.2

Sales to customers located outside of the U.S. comprised 43.2% and 43.7% of total net sales for the three and nine months ended September 30, 2018, respectively, compared to 47.3% and 45.1% of total net sales for the three and nine months ended September 30, 2017, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	$653.0	$595.3	$1,975.1	$1,887.5
Europe, Middle East and Africa	235.6	231.0	738.7	698.6
Asia Pacific	179.3	218.6	551.1	604.3
Caribbean and Latin America	59.4	62.2	177.1	177.1
Canada	23.1	21.7	68.8	72.7
Consolidated net sales	$1,150.4	$1,128.8	$3,510.8	$3,440.2

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

As a result of restructuring and consolidation actions, the Company owns unutilized real estate at various facilities both inside and outside the U.S. The Company is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets.

The Company’s net pretax restructuring charges, by segment, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
CCS	$(409)	$5,569	$6,648	$19,922
CMS	7,479	(209)	13,090	4,599
Total	$7,070	$5,360	$19,738	$24,521

Restructuring reserves were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	September 30, 2018	December 31, 2017
Other accrued liabilities	$14,195	$24,961
Other noncurrent liabilities	6,153	7,036
Total liability	$20,348	$31,997

Cost Alignment Restructuring Actions

Prior to the acquisition of TE Connectivity’s Broadband Network Solutions (BNS) business in August 2015, the Company initiated restructuring actions to realign and lower its cost structure, primarily through workforce reductions and other cost reduction initiatives, including the cessation of manufacturing operations at various facilities. As of September 30, 2018, these actions were substantially complete except for a $5.9 million liability for lease termination costs, for which the Company expects to make cash payments, net of sublease income, of $0.3 million during the remainder of 2018 and make the remaining payments of $5.6 million between 2019 and 2022.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

BNS Integration Restructuring Actions

Following the acquisition of BNS, the Company initiated a series of restructuring actions, which are currently ongoing, to integrate and streamline operations and achieve cost synergies. The activity within the liability established for the BNS integration restructuring actions for the three and nine months ended September 30, 2018 was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance at June 30, 2018	$14,555	$652	$—	$15,207
Additional charge recorded	6,120	656	(1,733)	5,043
Cash paid	(6,710)	(830)	(159)	(7,699)
Consideration received	—	—	6,609	6,609
Foreign exchange and other non-cash items	(40)	(4)	(4,717)	(4,761)
Balance at September 30, 2018	$13,925	$474	$—	$14,399

Balance at December 31, 2017	$25,588	$1,080	$—	$26,668
Additional charge recorded	17,149	1,465	(1,026)	17,588
Cash paid	(28,531)	(2,053)	(553)	(31,137)
Consideration received	—	—	11,123	11,123
Foreign exchange and other non-cash items	(281)	(18)	(9,544)	(9,843)
Balance at September 30, 2018	$13,925	$474	$—	$14,399

The BNS integration actions include the announced closures or reduction in activities at various U.S. and international facilities as well as headcount reductions in sales, marketing and administrative functions. The Company has recognized restructuring charges of $127.2 million since the BNS acquisition for integration actions. No significant additional restructuring charges are expected to be incurred to complete the previously announced BNS integration initiatives. The Company expects to make cash payments of $7.9 million during the remainder of 2018 and additional cash payments of $6.5 million between 2019 and 2021. Future restructuring actions may be identified and the resulting charges and cash requirements may be material.

10. EMPLOYEE BENEFIT PLANS

Pension Plans

	Three Months Ended
	September 30,
	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Service cost	$—	$—	$967	$1,262
Interest cost	1,323	1,490	1,257	1,355
Recognized actuarial loss	120	164	307	387
Amortization of prior service cost	—	—	10	—
Expected return on plan assets	(1,597)	(1,687)	(1,883)	(1,946)
Net periodic benefit cost (income)	$(154)	$(33)	$658	$1,058

	Nine Months Ended
	September 30,
	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Service cost	$—	$—	$3,154	$3,623
Interest cost	3,969	4,470	3,926	3,938
Recognized actuarial loss	360	492	942	1,132
Amortization of prior service cost	—	—	31	—
Expected return on plan assets	(4,791)	(5,061)	(5,841)	(5,642)
Net periodic benefit cost (income)	$(462)	$(99)	$2,212	$3,051

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

Service cost is primarily included in cost of sales and selling, general and administrative expenses while the other components of net periodic benefit cost (income) are included in other income (expense), net.

The Company contributed $2.9 million and $8.7 million to its defined benefit pension plans during the three and nine months ended September 30, 2018, respectively. During the remainder of 2018, the Company anticipates making additional contributions of approximately $0.4 million to these plans.

The Company intends to terminate a significant U.S. defined benefit pension plan in the fourth quarter of 2018 through the purchase of annuities. The Company contributed $3.0 million to the plan during the nine months ended September 30, 2018, which was needed to substantially fund the termination of the plan. Upon termination, the Company expects to recognize a pretax charge in other income (expense), net, primarily related to unrecognized net actuarial losses currently recorded in accumulated other comprehensive loss of $33 million to $35 million.

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

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On August 3, 2017, the Company announced its Board of Directors had authorized the repurchase of up to $100.0 million of the Company’s outstanding common stock. The Company repurchased $75.0 million of its common stock under this authorization in 2017, but no shares were repurchased under this plan during the three or nine months ended September 30, 2018. The program expired on July 31, 2018.

Equity-Based Compensation Plans

As of September 30, 2018, $66.7 million of unrecognized compensation costs related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) are expected to be recognized over a remaining weighted average period of 1.4 years. There were no significant capitalized equity-based compensation costs at September 30, 2018.

The following table shows the location of equity-based compensation expense on the statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Selling, general and administrative	$8,629	$8,365	$25,691	$24,041
Cost of sales	1,433	1,386	4,267	4,001
Research and development	1,265	1,223	3,765	3,530
Total equity-based compensation expense	$11,327	$10,974	$33,723	$31,572

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards generally vest over three years following the grant date and have a contractual term of ten years.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table summarizes the stock option activity (in thousands, except per share data and years):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at June 30, 2018	4,784	$15.30
Granted	5	$31.36
Exercised	(1)	$27.80
Forfeited	—	$—
Options outstanding at September 30, 2018	4,788	$15.31	4.0	$80,633

Options outstanding at December 31, 2017	4,830	$13.01
Granted	482	$38.34
Exercised	(435)	$11.47
Forfeited	(89)	$34.09
Options outstanding at September 30, 2018	4,788	$15.31	4.0	$80,633
Options vested at September 30, 2018	3,955	$10.79	3.0	$80,151
Options unvested at September 30, 2018	833	$36.76	8.8	$482

The exercise prices of outstanding options at September 30, 2018 were in the following ranges (in thousands, except per share data and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$2.96 to $5.74	2,502	2.1	$5.42	2,502	$5.42
$5.75 to $22.99	653	1.6	$8.58	653	$8.58
$23.00 to $42.32	1,633	7.9	$33.16	800	$29.41
$2.96 to $42.32	4,788	4.0	$15.31	3,955	$10.79

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Expected option term (in years)	6.0	*	6.0	6.0
Risk-free interest rate	2.8%	*	2.7%	2.0%
Expected volatility	35.0%	*	35.0%	40.0%
Weighted average exercise price	$31.36	*	$38.34	$38.00
Weighted average fair value at grant date	$12.18	*	$14.83	$15.72

*No stock options were granted during the three months ended September 30, 2017.

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs at June 30, 2018	2,155	$35.43
Granted	2	$31.36
Vested and shares issued	(8)	$34.31
Forfeited	(61)	$35.47
Non-vested RSUs at September 30, 2018	2,088	$35.43

Non-vested RSUs at December 31, 2017	2,279	$31.83
Granted	1,122	$37.97
Vested and shares issued	(1,081)	$30.80
Forfeited	(232)	$33.88
Non-vested RSUs at September 30, 2018	2,088	$35.43

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, unless otherwise noted)

The following table summarizes the PSU activity (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested PSUs at June 30, 2018	294	$34.07
Granted	2	$31.36
Vested and shares issued	—	$—
Forfeited	—	$—
Non-vested PSUs at September 30, 2018	296	$34.05

Non-vested PSUs at December 31, 2017	344	$26.75
Granted	186	$38.34
Vested and shares issued	(203)	$26.80
Forfeited	(31)	$26.27
Non-vested PSUs at September 30, 2018	296	$34.05

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2017 Annual Report.

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

The following is a summary of our results for the three and nine months ended September 30, 2018 compared to the prior year periods:

•	Net sales increased by 1.9% and 2.1%, respectively;
•	Operating income increased 5.4% and 4.9%, respectively;
•	Non-GAAP adjusted operating income decreased 1.4% and 3.0%, respectively;
•	Net income increased 24.6% and 16.6%, respectively; and
•	Diluted earnings per share increased 26.9% and 18.3%, respectively.

CRITICAL ACCOUNTING POLICIES

Other than the changes to revenue recognition policies as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as of January 1, 2018, there have been no material changes in our critical accounting policies or significant accounting estimates as disclosed in our 2017 Annual Report. See the discussion in Note 1 in the notes to unaudited condensed consolidated financial statements included in this report for further information regarding the adoption of ASU No. 2014-09.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

	Three Months Ended
	September 30,
	2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,150.4	100.0%	$1,128.8	100.0%	$21.6	1.9%
Gross profit	423.9	36.8	428.6	38.0	(4.7)	(1.1)
Operating income	132.2	11.5	125.4	11.1	6.8	5.4
Non-GAAP adjusted operating income (1)	219.0	19.0	222.1	19.7	(3.1)	(1.4)
Net income	63.8	5.5%	51.2	4.5%	12.6	24.6
Diluted earnings per share	$0.33		$0.26		$0.07	26.9%

	Nine Months Ended
	September 30,
	2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$3,510.8	100.0%	$3,440.2	100.0%	$70.6	2.1%
Gross profit	1,306.6	37.2	1,354.2	39.4	(47.6)	(3.5)
Operating income	400.6	11.4	381.8	11.1	18.8	4.9
Non-GAAP adjusted operating income (1)	658.8	18.8	679.0	19.7	(20.2)	(3.0)
Net income	163.5	4.7%	140.2	4.1%	23.3	16.6
Diluted earnings per share	$0.84		$0.71		$0.13	18.3%

(1)	See “Reconciliation of Non-GAAP Measures.”

Net sales

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2018	2017	Change	Change	2018	2017	Change	Change
	(dollars in millions)
Net sales	$1,150.4	$1,128.8	$21.6	1.9%	$3,510.8	$3,440.2	$70.6	2.1%
Domestic	653.0	595.3	57.7	9.7	1,975.1	1,887.5	87.6	4.6
International	497.4	533.5	(36.1)	(6.8)	1,535.7	1,552.7	(17.0)	(1.1)

The increase in net sales for the three and nine months ended September 30, 2018 compared to the same prior year periods was driven mostly by higher net sales in the United States (U.S.) and the Europe, Middle East and Africa (EMEA) region. The increase in the U.S. was driven mainly by government initiatives to promote the expansion of wireless networks but was partially offset by reductions in certain selling prices. Net sales in the U.S. also benefitted from incremental net sales related to the acquisition of Cable Exchange on August 1, 2017. While net sales in the EMEA region for the three months ended September 30, 2018 were not significantly impacted by foreign exchange rate changes, the increase for the nine months ended September 30, 2018 was driven mostly by favorable foreign exchange rate changes. These increases in net sales were partially offset by decreases in the Asia Pacific (APAC) region as a result of projects in 2017 that did not recur in 2018. Net sales to customers located outside of the U.S. comprised 43.2% and 43.7% of total net sales for the three and nine months ended September 30, 2018, respectively, compared to 47.3% and 45.1% for the three and nine months ended September 30, 2017, respectively. Foreign exchange rate changes had an unfavorable impact on net sales of 1.5% for the three months ended September 30, 2018 compared to the prior year period. Foreign exchange rate changes were not significant for the nine months ended September 30, 2018, excluding the impacts related to the EMEA region discussed above.

From a segment perspective, net sales from the CommScope Connectivity Solutions (CCS) segment increased 3.2% for the three months ended September 30, 2018 compared to the prior year period due primarily to increases in U.S. net sales but partially offset by decreases in the APAC region. CCS segment net sales increased 1.4% for the nine months ended September 30, 2018 primarily due to higher net sales in the EMEA region and the U.S but partially offset by decreases in the APAC region. CommScope Mobility Solutions (CMS) segment net sales were essentially unchanged for the three months ended September 30, 2018 mainly due to decreases in the APAC region that were almost completely offset by increases in the U.S. CMS segment net sales increased 3.1% for the nine months ended September 30, 2018 compared to the prior year period due largely to higher U.S. net sales but partially offset by lower net sales in the APAC region. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2018	2017	Change	Change	2018	2017	Change	Change
	(dollars in millions)
Gross profit	$423.9	$428.6	$(4.7)	(1.1)%	$1,306.6	$1,354.2	$(47.6)	(3.5)%
As a percent of sales	36.8%	38.0%			37.2%	39.4%
SG&A expense	174.0	184.9	(10.9)	(5.9)	544.3	604.4	(60.1)	(9.9)
As a percent of sales	15.1%	16.4%			15.5%	17.6%
R&D expense	44.8	44.6	0.2	0.4	142.4	140.6	1.8	1.3
As a percent of sales	3.9%	4.0%			4.1%	4.1%

Gross profit (net sales less cost of sales)

Despite higher sales volumes and favorable geographic mix, gross profit and gross profit as a percentage of sales decreased for the three and nine months ended September 30, 2018, primarily due to reductions in certain selling prices, higher material costs and unfavorable foreign exchange rate changes.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense for the three and nine months ended September 30, 2018 was lower than the prior year periods due primarily to benefits from cost reduction initiatives and lower costs related to the integration of the Broadband Network Solutions (BNS) business acquired from TE Connectivity in 2015. These decreases in costs were partially offset by higher incentive compensation expense for the three and nine months ended September 30, 2018 and higher bad debt expense for the nine months ended September 30, 2018. SG&A expense as a percentage of sales decreased from the prior year period as a result of these overall net reductions in expense and higher sales.

Research and development expense

Research and development (R&D) expense and R&D expense as a percentage of sales were relatively unchanged for the three and nine months ended September 30, 2018 compared to the prior year periods. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and Restructuring costs, net

	Three Months Ended			Nine Months Ended
	September 30,		$	September 30,		$
	2018	2017	Change	2018	2017	Change
	(dollars in millions)
Amortization of purchased intangible assets	$65.8	$68.3	$(2.5)	$199.5	$202.9	$(3.4)
Restructuring costs, net	7.1	5.4	1.7	19.7	24.5	(4.8)

Amortization of purchased intangible assets

The amortization of purchased intangible assets decreased for the three and nine months ended September 30, 2018 compared to the prior year periods because certain of our intangible assets became fully amortized. This decrease was partially offset during the nine months ended September 30, 2018 by the amortization of intangible assets related to the Cable Exchange acquisition that occurred in August 2017.

Restructuring costs, net

Restructuring costs, net for the three and nine months ended September 30, 2018 and 2017 were primarily related to the continuing integration of the BNS business. No significant additional restructuring charges are expected to be incurred to complete the previously announced BNS integration initiatives. From a cash perspective, we paid $7.7 million and $32.7 million to settle restructuring liabilities during the three and nine months ended September 30, 2018, respectively, and expect to pay an additional $8.2 million by the end of 2018 related to restructuring actions that have been initiated. In addition, we expect to pay $12.1 million between 2019 and 2022 related to restructuring actions that have been initiated. Additional restructuring actions may be identified and the resulting charges and cash requirements may be material.

Net interest expense, Other income (expense), net and Income taxes

	Three Months Ended			Nine Months Ended
	September 30,		$	September 30,		$
	2018	2017	Change	2018	2017	Change
	(in millions)
Net interest expense	$(64.2)	$(60.6)	$(3.6)	$(181.3)	$(189.0)	$7.7
Other income (expense), net	(2.4)	3.2	(5.6)	(4.5)	(9.2)	4.7
Income tax expense	(1.8)	(16.9)	15.1	(51.4)	(43.4)	(8.0)

Net interest expense

Net interest expense for the three months ended September 30, 2018 increased compared to the prior year period due to the write-off of $7.4 million of debt issuance costs and original issue discount in connection with the repayment of $400.0 million on our senior secured term loan due 2022 (the 2022 Term Loan). The increase in net interest expense due to the write-off of debt issuance costs and original issue discount was partially offset by decreases due to lower long-term debt balances as a result of voluntary repayments in the fourth quarter of 2017 and in July 2018, partially offset by an increase in LIBOR.

Net interest expense for the nine months ended September 30, 2018 decreased due to lower long-term debt balances as a result of the voluntary repayments in the fourth quarter of 2017 and in July 2018 on the 2022 Term Loan and the amendment to reduce the interest rate margin on the 2022 Term Loan in May 2017, partially offset by an increase in LIBOR. The impact of the $7.4 million write-off of debt issuance costs and original issue discount discussed above on the comparison of the nine months ended September 30, 2018 to the prior year period was more than offset by the impact of the write-off of $9.6 million of debt issuance costs and original issue discount during the same prior year period in connection with the redemption of $500.0 million of 4.375% senior secured notes due 2020 (the 2020 Notes) and the repayment of $250.0 million of senior secured term loans. The redemption of the 2020 Notes and the repayment of the senior secured term loans were substantially funded by the issuance in March 2017 of $750.0 million of 5.00% senior notes due 2027 (the 2027 Notes).

Our weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 5.70% at September 30, 2018, 5.45% at December 31, 2017 and 5.34% at September 30, 2017.

Other income (expense), net

The change in other income (expense), net for the three months ended September 30, 2018 compared to the prior year period was partially due to the impact of a $2.4 million gain on the sale of a portion of our investment in Hydrogenics Corporation (Hydrogenics) in the prior year period. The change in other income (expense), net for the nine months ended September 30, 2018 compared to the prior year period was mainly the result of a redemption premium of $14.8 million incurred during the first quarter of 2017 in connection with the redemption of the 2020 Notes, partially offset by $9.0 million in gains recognized during the nine months ended September 30, 2017 related to the sale of a portion of our investment in Hydrogenics.

Foreign exchange losses of $4.3 million and $13.0 million were included in other income (expense), net for the three and nine months ended September 30, 2018, respectively, compared to foreign exchange losses of $1.7 million and $7.1 million for the three and nine months ended September 30, 2017, respectively. Due to the planned liquidation of a foreign subsidiary, we expect to recognize a pretax foreign exchange loss of approximately $13 million in other income (expense), net in the fourth quarter of 2018 related to foreign currency translation adjustments currently reported in accumulated other comprehensive loss, based on September 30, 2018 exchange rates.

Net periodic benefit income of $2.3 million and $6.9 million was included in other income (expense), net for the three and nine months ended September 30, 2018, respectively, as a result of the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Other income (expense), net for the three and nine months ended September 30, 2017 was recast to include $1.4 million and $4.2 million, respectively, of net periodic benefit income as a result of the new guidance. See the discussion in Note 1 in the notes to unaudited condensed consolidated financial statements included in this report for further information regarding the adoption of this new accounting guidance.

In the fourth quarter of 2018, we intend to terminate a significant U.S. defined benefit pension plan to be settled through the purchase of annuities. As a result of the settlement, we expect to recognize a pretax charge in other income (expense), net, primarily related to unrecognized net actuarial losses currently recorded in accumulated other comprehensive loss of approximately $33 million to $35 million. We have also amended certain of our U.S. postretirement medical plans to terminate benefits as of December 31, 2018. We expect to recognize a pretax gain in other income (expense), net, in the fourth quarter of 2018 related to unrecognized prior service credits and unrecognized net actuarial gains currently recorded in accumulated other comprehensive loss of $9 million to $10 million.

Income tax expense

On December 22, 2017, the U.S. government enacted tax reform legislation that reduced the corporate income tax rate from 35% to 21% and included a broad range of complex provisions affecting the taxation of businesses. Generally, financial statement recognition of the new legislation would be required to be completed in the period of enactment; however, in response to the complexities of this new legislation, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118 to provide companies with transitional relief. Specifically, when the initial accounting for items under the new legislation is incomplete, the guidance allows the recognition of provisional amounts when reasonable estimates can be made or the continued application of the prior tax law if a reasonable estimate of the effect cannot be made. The SEC staff has provided up to one year for companies to finalize the accounting for the effects of this new legislation. During the three and nine months ended September 30, 2018, we recognized a $2.5 million tax benefit related to changes made to the provisional amounts, primarily related to our transition tax and from revaluing our U.S. deferred tax assets and liabilities. We expect to continue to refine the calculations as additional analysis is completed and as additional guidance and interpretations are available. Any changes made could be material to income tax expense.

The effective income tax rate of 2.7% for the three months ended September 30, 2018 was lower than the statutory rate of 21.0% due to the reduction in tax expense of $24.1 million related to the expiration of statutes of limitations on various uncertain tax positions. The effective income tax rate of 23.9% for the nine months ended September 30, 2018 was higher than the statutory rate of 21.0% primarily due to the effect of the provision for state income taxes, the impact of earnings in foreign jurisdictions that are taxed at rates higher than the U.S., the impact of the new U.S. anti-deferral provisions and the impact of repatriation taxes. These increases to the effective tax rate were partially offset by the reduction in tax expense due to the expiration of statutes of limitations on various uncertain tax positions discussed above and the favorable impact of $4.7 million of excess tax benefits related to equity-based compensation awards for the nine months ended September 30, 2018.

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

Segment Results

	Three Months Ended
	September 30,
	2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$731.7	63.6%	$708.7	62.8%	$23.0	3.2%
CMS	418.7	36.4	420.1	37.2	(1.4)	(0.3)
Consolidated net sales	$1,150.4	100.0%	$1,128.8	100.0%	$21.6	1.9%

Operating income by segment:
CCS	$94.9	13.0%	$70.4	9.9%	$24.5	34.8%
CMS	37.3	8.9	55.0	13.1	(17.7)	(32.2)
Consolidated operating income	$132.2	11.5%	$125.4	11.1%	$6.8	5.4%

Non-GAAP adjusted operating income by segment: (1)
CCS	$147.4	20.1%	$138.5	19.5%	$8.9	6.4%
CMS	71.6	17.1	83.6	19.9	(12.0)	(14.4)
Non-GAAP consolidated adjusted operating income (1)	$219.0	19.0%	$222.1	19.7%	$(3.1)	(1.4)%

	Nine Months Ended
	September 30,
	2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$2,145.8	61.1%	$2,116.0	61.5%	$29.8	1.4%
CMS	1,365.0	38.9	1,324.2	38.5	40.8	3.1
Consolidated net sales	$3,510.8	100.0%	$3,440.2	100.0%	$70.6	2.1%

Operating income by segment:
CCS	$233.4	10.9%	$191.5	9.1%	$41.9	21.9%
CMS	167.2	12.2	190.3	14.4	(23.1)	(12.1)
Consolidated operating income	$400.6	11.4%	$381.8	11.1%	$18.8	4.9%

Non-GAAP adjusted operating income by segment: (1)
CCS	$399.0	18.6%	$398.7	18.8%	$0.3	0.1%
CMS	259.8	19.0	280.3	21.2	(20.5)	(7.3)
Non-GAAP consolidated adjusted operating income (1)	$658.8	18.8%	$679.0	19.7%	$(20.2)	(3.0)%

(1)	See “Reconciliation of Non-GAAP Measures.”

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

CCS segment net sales were higher in the three months ended September 30, 2018 compared to the prior year period primarily due to increases in net sales in the U.S. and to a lesser extent the Caribbean and Latin America (CALA) and EMEA regions. These increases in net sales were partially offset by decreases in the APAC region and in Canada. CCS segment net sales were higher in the nine months ended September 30, 2018 due to increases in net sales primarily in the EMEA region and the U.S. and to a lesser extent the CALA region. The increase in net sales in the EMEA region was mostly driven by favorable foreign exchange rate changes for the nine months ended September 30, 2018. The increase in U.S. net sales for the nine months ended September 30, 2018 was driven by incremental net sales due to the acquisition of Cable Exchange on August 1, 2017. These increases were partially offset by decreases in net sales in the APAC region and in Canada. Foreign exchange rate changes had an unfavorable impact on CCS segment net sales of 1.7% for the three months ended September 30, 2018 compared to the prior year period. Foreign exchange rate changes were not significant to CCS segment net sales for the nine months ended September 30, 2018, excluding the impacts related to the EMEA region discussed above.

CCS segment operating income and non-GAAP adjusted operating income increased during the three and nine months ended September 30, 2018 compared to the prior year periods. CCS segment operating income benefitted from lower integration costs and restructuring costs, which are excluded from non-GAAP adjusted operating income. Both operating income and non-GAAP adjusted operating income benefitted from higher sales volumes and cost savings initiatives that were partially offset by selling price reductions, higher material costs and unfavorable foreign exchange rate changes. See “Reconciliation of Non-GAAP Measures.”

We expect demand for our indoor network CCS products to be driven by global information technology spending and spending in core networks as the ongoing need for bandwidth and intelligence in the network continues to create demand for high-performance connectivity solutions. We expect demand for our outdoor network CCS products to be driven by global deployment of fiber-optic solutions for fiber-to-the-X applications, new services, competitive dynamics in the access market, ongoing maintenance requirements of cable networks and residential construction market activity in North America. Spending patterns by service providers and data center customers can be volatile. Uncertain global economic conditions, variability in the levels of commercial and residential construction activity, consolidation among service providers, uncertain levels of information technology spending and reductions in the levels of distributor inventories may negatively affect demand for our products. The increasing demand for fiber solutions is expected to be somewhat offset by decelerating demand for copper solutions in networks. We expect modest near-term net sales growth in the CCS segment as a result of these business dynamics as well as ongoing pricing pressure.

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

CMS segment net sales were essentially unchanged during the three months ended September 30, 2018 compared to the prior year period as decreases in the APAC and CALA regions were almost completely offset by increases in the U.S. and to a lesser extent increases in Canada and the EMEA region. CMS segment net sales increased during the nine months ended September 30, 2018 driven by higher sales volumes in the U.S. that were offset partially by reductions in certain selling prices. During the nine months ended September 30, 2018, the CMS segment also saw increases, though less pronounced, in the EMEA region, which were almost all due to favorable exchange rate changes, and in Canada. These increases in CMS segment net sales were offset partially by decreases in net sales during nine months ended September 30, 2018 primarily in the APAC region but also in the CALA region. Foreign exchange rate changes had an unfavorable impact on CMS segment net sales of 1.2% for the three months ended September 30, 2018 compared to the prior year period. Foreign exchange rate changes were not significant to CMS segment net sales for the nine months ended September 30, 2018, excluding the impacts related to the EMEA region discussed above.

CMS segment operating income and non-GAAP adjusted operating income decreased for the three months ended September 30, 2018 compared to the prior year period primarily due to selling price reductions. CMS segment operating income and non-GAAP adjusted operating income decreased for the nine months ended September 30, 2018 primarily due to selling price reductions and unfavorable foreign exchange rate changes, partially offset by higher sales volume and favorable geographic mix. CMS segment operating income was also impacted by higher restructuring costs which are excluded from non-GAAP adjusted operating income. See “Reconciliation of Non-GAAP Measures.”

Our sales to wireless operators are volatile. We expect longer-term demand for our CMS products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services and network capacity requirements in developed markets. In addition, we expect demand for our CMS products to be favorably affected by government initiatives to promote the expansion of wireless networks (e.g., FirstNet) over the next few years. We also expect longer-term demand for our CMS products to be positively affected by the introduction of 5G technology. In preparation for 5G networks, we continue to invest heavily in R&D, support customer trials and participate in industry forums to help shape 5G standards. Uncertainty in the global economy or a particular region or consolidation among or other investments by wireless operators may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales. We expect modest near-term net sales growth in the CMS segment as a result of these business dynamics as well as ongoing pricing pressure.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	September 30, 2018	December 31, 2017	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$352.4	$454.0	$(101.6)	(22.4)%
Working capital (1), excluding cash and cash equivalents	750.5	766.2	(15.7)	(2.0)
Availability under revolving credit facility	521.6	425.4	96.2	22.6
Long-term debt	3,983.8	4,369.4	(385.6)	(8.8)
Total capitalization (2)	5,738.9	6,017.2	(278.3)	(4.6)
Long-term debt as a percentage of total capitalization	69.4%	72.6%

(1)

Working capital consisted of current assets of $1,867.5 million less current liabilities of $764.6 million at September 30, 2018. Working capital consisted of current assets of $1,943.9 million less current liabilities of $723.7 million at December 31, 2017.

(2)	Total capitalization includes long-term debt and stockholders’ equity.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of debt and/or equity. The primary uses of liquidity include debt service requirements (including voluntary debt repayments or redemptions), funding acquisitions, funding working capital requirements, capital expenditures, paying restructuring costs, income tax payments, funding pension and other postretirement obligations and potential stock repurchases. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility and access to capital markets, will be sufficient to meet our presently anticipated future cash needs. We may experience volatility in cash flows between periods due to, among other reasons, variability in the timing of vendor payments and customer receipts. We may, from time to time, borrow under our revolving credit facility or issue securities, if market conditions are favorable, to meet future cash needs or to reduce our borrowing costs.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended September 30, 2018, our pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $952.8 million, which included $17.3 million of savings from announced cost reduction initiatives so that the impact of the cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at September 30, 2018.

Cash and cash equivalents decreased during the first nine months of 2018 mainly due to the voluntary repayment of $400.0 million on the 2022 Term Loan, cash paid for investments in property, plant and equipment and cash paid for withholding taxes related to the vesting of equity-based compensation awards, partially offset by cash generated by operations. As of September 30, 2018, approximately 92% of our cash and cash equivalents were held outside the U.S.

Working capital, excluding cash and cash equivalents, decreased during the nine months ended September 30, 2018. The decrease was mainly due to changes in income tax balances and higher accrued interest, offset partially by higher inventory balances as of September 30, 2018 compared to December 31, 2017. In September 2018, we sold approximately $30 million of accounts receivable under customer-sponsored supplier financing agreements. Under these agreements, we are able to sell accounts receivable to a bank, and we retain no interest in and have no servicing responsibilities for the accounts receivable sold. The resulting reduction in accounts receivable at September 30, 2018 compares to an approximately $60 million reduction in accounts receivable at December 31, 2017 due to customer payments in late 2017 that were due in the first quarter of 2018. The net reduction in total capitalization during the nine months ended September 30, 2018 reflected the repayment of $400.0 million on the 2022 Term Loan and foreign currency translation losses partially offset by current year earnings.

Cash Flow Overview

	Nine Months Ended
	September 30,		$	%
	2018	2017	Change	Change
	(in millions)
Net cash generated by operating activities	$361.9	$335.4	$26.5	7.9%
Net cash used in investing activities	(41.4)	(141.5)	100.1	(70.7)
Net cash used in financing activities	(410.6)	(229.3)	(181.3)	79.1

Operating Activities

During the nine months ended September 30, 2018, we generated $361.9 million of cash through operating activities compared to $335.4 million during the nine months ended September 30, 2017. The higher level of cash generation was due to lower payments of incentive compensation during the nine months ended September 30, 2018 compared with the prior year period as well as our initial participation in customer-sponsored supplier financing agreements as described above. These increases were offset by lower cash flows from accounts receivable due to the receipt of approximately $60 million of customer payments in late 2017 that were due in the first quarter of 2018. The increase of cash used for inventory was largely offset by a decrease of cash used for accounts payable for the nine months ended September 30, 2018 compared to the prior year period.

Investing Activities

Investment in property, plant and equipment during the nine months ended September 30, 2018 was $55.4 million compared with $51.2 million for the prior year period. The investment in property, plant and equipment was primarily related to supporting improvements in manufacturing operations, including expanding production capacity and investing in information technology, including software developed for internal use.

During the nine months ended September 30, 2018 and 2017, we sold property and equipment no longer being utilized for $12.7 million and $5.0 million, respectively.

During the nine months ended September 30, 2017, we acquired Cable Exchange and paid $105.2 million, net of cash acquired, using cash on hand. Also during the nine months ended September 30, 2017 we received proceeds of $9.9 million related to the sale of the remainder of our investment in Hydrogenics.

Financing Activities

In July 2018, we repaid $400.0 million of the 2022 Term Loan. The payment was made using $250.0 million of cash on hand and $150.0 million borrowed under our asset-based revolving credit facility (the revolving credit facility) which was repaid during the third quarter. We expect to voluntarily repay additional debt in the future and may repurchase certain of our senior notes if market conditions are favorable and the applicable indenture and the credit agreements governing the senior secured credit facilities permit such repayment or repurchase. In addition, we may refinance portions of our existing debt to lower borrowing costs, extend the term or adjust the total amount of fixed or floating-rate debt.

As of September 30, 2018, we had no outstanding borrowings under the revolving credit facility and the remaining availability was $521.6 million, reflecting a borrowing base of $550.0 million reduced by $28.4 million of letters of credit issued under the revolving credit facility.

During the nine months ended September 30, 2018, we received proceeds of $5.0 million related to the exercise of stock options. Also during the nine months ended September 30, 2018, employees surrendered 401,992 shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $15.6 million.

During the nine months ended September 30, 2017, we issued the 2027 Notes for $750.0 million and the proceeds, together with cash on hand, were used to (i) redeem all $500.0 million of the outstanding 2020 Notes, (ii) repay a portion of the outstanding borrowings under our senior secured term loans, including $111.9 million of outstanding principal on our senior secured term loan due 2018 and $138.1 million of outstanding principal on the 2022 Term Loan, and (iii) pay related fees and expenses. We paid a $14.8 million premium to redeem the 2020 Notes and paid $7.2 million in debt issuance costs related to the 2027 Notes. In addition, during the nine months ended September 30, 2017, we amended the 2022 Term Loan to reduce the interest rate margin by 50 basis points which resulted in the repayment of $30.4 million to certain lenders under the senior secured credit facilities and the receipt of $30.4 million in proceeds from the new lenders and existing lenders who increased their positions. We also paid $1.1 million in debt modification costs related to this amendment. Additionally, during the nine months ended September 30, 2017, we voluntarily repaid $25.0 million of the 2022 Term Loan. Also during the nine months ended September 30, 2017, we paid cash of $175.0 million to repurchase stock under stock repurchase programs authorized by our Board of Directors in 2017. In addition, we received proceeds of $8.8 million related to the exercise of stock options and employees surrendered 398,698 shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units, which reduced cash flows by $15.0 million.

Off-Balance Sheet Arrangements

We are not party to any significant off-balance sheet arrangements except for operating leases. There have not been any material changes to our off-balance sheet arrangements during the nine months ended September 30, 2018.

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

We also believe presenting these non-GAAP results for the twelve months ended September 30, 2018 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the nine months ended September 30, 2017 from the data for the year ended December 31, 2017 and then adding the data for the nine months ended September 30, 2018.

Consolidated

	Three Months		Nine Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	September 30,		September 30,		December 31,	September 30,
	2018	2017	2018	2017	2017	2018
	(in millions)
Operating income	$132.2	$125.4	$400.6	$381.8	$472.0	$490.8
Adjustments:
Amortization of purchased intangible assets	65.8	68.3	199.5	202.9	271.0	267.6
Restructuring costs, net	7.1	5.4	19.7	24.5	43.8	39.0
Equity-based compensation	11.3	11.0	33.7	31.6	41.9	44.1
Integration and transaction costs (1)	2.6	12.0	5.3	38.2	48.0	15.0
Non-GAAP adjusted operating income	$219.0	$222.1	$658.8	$679.0	$876.7	$856.5
Depreciation	18.7	20.6	58.2	60.8	81.7	79.1
Non-GAAP adjusted EBITDA	$237.8	$242.7	$717.0	$739.9	$958.4	$935.5

(1)	Reflects integration costs related to the acquisition of the BNS business, transaction costs related to potential and consummated acquisitions and costs related to secondary stock offerings.

CCS Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Operating income	$94.9	$70.4	$233.4	$191.5
Adjustments:
Amortization of purchased intangible assets	44.4	44.2	134.9	130.7
Restructuring costs, net	(0.4)	5.6	6.6	19.9
Equity-based compensation	6.9	6.4	20.5	18.4
Integration and transaction costs	1.7	11.9	3.5	38.1
Non-GAAP adjusted operating income	$147.4	$138.5	$399.0	$398.7

CMS Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Operating income	$37.3	$55.0	$167.2	$190.3
Adjustments:
Amortization of purchased intangible assets	21.4	24.1	64.6	72.2
Restructuring costs, net	7.5	(0.2)	13.1	4.6
Equity-based compensation	4.4	4.6	13.2	13.2
Integration and transaction costs	1.0	0.2	1.7	0.2
Non-GAAP adjusted operating income	$71.6	$83.6	$259.8	$280.3

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

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our dependence on customers’ capital spending on data and communication systems; concentration of sales among a limited number of customers and channel partners; changes in technology; industry competition and the ability to retain customers through product innovation, introduction and marketing; risks associated with our sales through channel partners; changes to the regulatory environment in which our customers operate; product quality or performance issues and associated warranty claims; our ability to maintain effective management information systems and to implement major systems initiatives successfully; cyber-security incidents, including data security breaches, ransomware or computer viruses; the risk our global manufacturing operations suffer production or shipping delays, causing difficulty in meeting customer demands; the risk that internal production capacity or that of contract manufacturers may be insufficient to meet customer demand or quality standards; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers for certain raw material and components; the risk that contract manufacturers we rely on encounter production, quality, financial or other difficulties; our ability to integrate and fully realize anticipated benefits from prior or future acquisitions or equity investments; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities that may affect our ability to meet customer demands for products; possible future restructuring actions; substantial indebtedness and maintaining compliance with debt covenants; our ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; possible future impairment charges for fixed or intangible assets, including goodwill; income tax rate variability and ability to recover amounts recorded as deferred tax assets; our ability to attract and retain qualified key employees; labor unrest; obligations under our defined benefit employee benefit plans may require plan contributions in excess of current estimates; significant international operations exposing us to economic, political and other risks, including the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; our ability to compete in international markets due to export and import controls to which we may be subject; changes in the laws and policies in the United States affecting trade, including the risk and uncertainty related to tariffs or a potential global trade war that may impact our products; costs of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign environmental laws; risks associated with stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of our securities; and other factors beyond our control. These and other factors are discussed in greater detail in our 2017 Annual Report and in Part II, Item 1A, Risk Factors, of this report. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2017 Annual Report, as filed with the SEC on February 15, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth under “Commitments and Contingencies” in Note 1 of Notes to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes from our risk factors as previously reported in Item 1A of our 2017 Annual Report, except as follows:

Additional tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products.

Recently, the United States (U.S.) administration announced tariffs on certain products imported into the U.S., which has resulted in reciprocal tariffs from other countries, including countries where we operate. The U.S. administration has also announced that the U.S. has renegotiated the North American Free Trade Agreement with Mexico and Canada. The renegotiated agreement remains subject to ratification by the U.S. Congress and by the governments of Mexico and Canada, and the prospects for and timing of approval are uncertain.

These developments have created uncertainty about the future relationship between the U.S. and certain of its trading partners and may reduce global trade and trade between the U.S. and other nations, including countries in which we currently operate. Changes in policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers. We have significant international manufacturing operations, particularly in China and Mexico. The tariffs implemented on our products (or on materials, parts or components we use to manufacture our products) by the U.S. will increase the cost of our products manufactured and imported into the U.S. Tariffs and other trade restrictions announced by other countries on products manufactured in the U.S. could likewise increase the costs of those products when imported into other countries. If additional tariffs or trade restrictions are implemented on our products (or on materials, parts or components we use to manufacture our products) by the U.S. or other countries, the cost of our products manufactured in China, Mexico or other countries and imported into the U.S. or other countries could increase further. These cost increases could adversely affect the demand for our products and/or reduce margins, which could have a material adverse effect on our business and our earnings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The authorization granted by the Company’s Board of Directors in August 2017 to repurchase up to $100.0 million of the Company’s outstanding common stock expired on July 31, 2018. The Company did not repurchase any common stock under this plan during the three months ended September 30, 2018.

The following table summarizes the stock purchase activity for the three months ended September 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	909	$32.19	—	$—
August 1, 2018 - August 31, 2018	1,106	$31.88	—	$—
September 1, 2018 - September 30, 2018	791	$30.94	—	$—
Total	2,806	$31.71	—

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

COMMSCOPE HOLDING COMPANY, INC.

November 7, 2018	/s/ Alexander W. Pease
Date	Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)