Form 10-K/A
period 2018-12-31
CommScope Holding Company, Inc.
filed 2019-04-26
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 12, 2019 there were 193,467,296 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference:     None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the 2018 Annual Report) of CommScope Holding Company, Inc. filed with the Securities and Exchange Commission (the SEC) on February 21, 2019. In this Amendment No. 1, unless the context indicates otherwise, references to “CommScope Holding Company, Inc.,” “CommScope,” “the Company,” “we,” “us” or “our” refer to CommScope Holding Company, Inc. and its wholly-owned subsidiaries.

This Amendment No. 1 is being filed solely to include the information required by Items 10 - 14 of Part III of Form 10-K. The reference on the cover page of the 2018 Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2018 Annual Report is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the 2018 Annual Report are amended and restated in their entirety as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other amendments are being made to the 2018 Annual Report. This Amendment No. 1 does not reflect events occurring after the February 21, 2019 filing of the 2018 Annual Report or modify or update the disclosure contained in the 2018 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2018 Annual Report and our other filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS

The following table provides information regarding our executive officers:

Name	Age	Position
Marvin (Eddie) S. Edwards, Jr.	70	President, Chief Executive Officer and Director
Bruce W. McClelland	52	Executive Vice President and Chief Operating Officer
Alexander W. Pease	47	Executive Vice President and Chief Financial Officer
Morgan C.S. Kurk	49	Executive Vice President and Chief Technology Officer
Frank (Burk) B. Wyatt, II	56	Senior Vice President, Chief Legal Officer and Secretary
Brooke B. Clark	44	Senior Vice President and Chief Accounting Officer
Robyn T. Mingle	53	Senior Vice President and Chief Human Resources Officer

Marvin (Eddie) S. Edwards, Jr.

Mr. Edwards has been our President and Chief Executive Officer and a member of our Board of Directors since 2011. From 2010 to 2011, Mr. Edwards was our President and Chief Operating Officer. Prior to that, Mr. Edwards served as our Executive Vice President of Business Development and General Manager, Wireless Network Solutions from 2007 to 2010. From 2005 to 2007, he served as our Executive Vice President of Business Development. Mr. Edwards also served as President and Chief Executive Officer of OFS Fitel, LLC and OFS BrightWave, LLC, a joint venture between our Company and The Furukawa Electric Co. Mr. Edwards has also served in various capacities with Alcatel, including President of Alcatel North America Cable Systems and President of Radio Frequency Systems.

Bruce W. McClelland

Mr. McClelland became our Executive Vice President and Chief Operating Officer upon close of the acquisition of ARRIS International plc (ARRIS). Mr. McClelland was the Chief Executive Officer of ARRIS and a member of the ARRIS board of directors prior to the acquisition from 2016 to 2019. Mr. McClelland joined ARRIS in 1999, and his prior roles at ARRIS also included President of ARRIS’ Network & Cloud and Global Services business, ARRIS’ Group President for Products and Services, Vice President and General Manager for ARRIS’ Customer Premises Equipment Unit, and Vice President of Engineering. Prior to joining ARRIS, Mr. McClelland was responsible for the development of Nortel’s Signaling System #7 and Signal Transfer Point product lines as well as several development roles within Nortel’s Class 4/5 DMS switching product line. Mr. McClelland received a Bachelor of Electrical Engineering from the University of Saskatchewan.

Alexander W. Pease

Mr. Pease has been our Executive Vice President and Chief Financial Officer since 2018. From 2016 to 2018, Mr. Pease served as Executive Vice President and Chief Financial Officer of Snyder’s-Lance, Inc. Mr. Pease served as a principal at McKinsey & Company as a leader in their global corporate finance and business functions practice from 2015 to 2016. From 2011 to 2015, he was Senior Vice President and Chief Financial Officer at EnPro Industries, Inc., overseeing six operating divisions in addition to finance, accounting, strategy and development, global supply chain and information technology. Before joining EnPro, Mr. Pease worked at McKinsey & Company and served in the US Navy as a SEAL Platoon commander.

Morgan C.S. Kurk

Mr. Kurk became our Executive Vice President and Chief Technology Officer upon close of the ARRIS acquisition, a position he previously held from 2016 to 2017. Mr. Kurk most recently served as our Executive Vice President and Chief Operating Officer in 2018 and 2019. Prior to 2016, he served as Senior Vice President of the Wireless segment, with responsibility for indoor, outdoor, and backhaul businesses from 2012 to 2015. Mr. Kurk joined CommScope in 2009 as Senior Vice President of the Enterprise business unit. From 1997 to 2009, Mr. Kurk held a variety of positions at Andrew Corporation and one of its successors, including Director of Business Development, Vice President of R&D, PLM, and Strategy and Vice President and General Manager of the Wireless Innovations Group. Prior to joining Andrew, Mr. Kurk worked for Motorola, where he was a hardware development engineer for cellular base stations and a product manager for a CDMA base station product line.

Frank (Burk) B. Wyatt, II

Mr. Wyatt has been Senior Vice President, Chief Legal Officer and Secretary of CommScope since 2000. Prior to joining our Company as General Counsel and Secretary in 1996, Mr. Wyatt was an attorney in private practice with Bell, Seltzer, Park & Gibson, P.A. (now Alston & Bird LLP).

Brooke B. Clark

Ms. Clark has been our Senior Vice President, Chief Accounting Officer since September 2018. Ms. Clark previously served as Vice President, Corporate Accounting since 2013. She served in various positions within our finance organization since joining CommScope in 2004. Prior to joining CommScope, Ms. Clark was employed by Deloitte & Touche, LLP. Ms. Clark is a Certified Public Accountant in North Carolina.

Robyn T.  Mingle

Ms. Mingle became our Senior Vice President, Chief Human Resources Officer, in 2016. Prior to joining CommScope, she was the Chief Human Resource Officer at Xylem Inc. from 2011 to 2015, where she was a founding executive team member for the global water Company spin-off from ITT Corp. From 2003 to 2011, Ms. Mingle was the Senior Vice President, Human Resources at Hovnanian Enterprises, Inc., one of the nation’s largest homebuilders. She spent the first 14 years of her career with The Black & Decker Corporation in various human resource roles.

BOARD OF DIRECTORS

Our Company is governed by a board of directors. Pursuant to our certificate of incorporation, the precise number of directors shall be fixed, and may be altered from time to time, exclusively by a Board resolution adopted by the affirmative vote of a majority of the total number of directors then in office. The number of directors constituting our whole Board is currently fixed at eleven. Two directors are designated by The Carlyle Group (Carlyle) per the Investment Agreement and our remaining directors are divided into three classes with staggered three-year terms so that the term of one class expires at each annual meeting of stockholders.

The professional experience and skills and qualifications highlighted in the nominee and continuing directors’ biographies below summarize the experience, qualifications, areas of expertise or skills that the Board of Directors used to determine that the person should serve as a director.

Class I Directors

Frank M. Drendel Age: 74 Director Since: 2011 Chairman of the Board Since: 2011 Committees: -None

Professional Experience

•Chairman of the Board and CEO of CommScope (1976–2011)

•Cable Television Hall of Fame Inductee (2002)

Other Directorships

•National Cable & Telecommunications Association (1982-present)

•Tyco International, Ltd. (NYSE: TYC) (acquired by Johnson Controls International) (Former director)

•General Instrument Corporation (Former director)

•Sprint Nextel Corporation (Former director)

•Nextel Communications (Former director)

Skills and Qualifications:

•Leadership / Management

•Extensive experience with our business

•Industry Experience

•Directorship

•Merger and Integration Experience

Joanne M. Maguire Age: 65 Director Since: 2016 Committees: -Nominating and Corporate Governance (Chair)

Professional Experience

•EVP of Lockheed Martin Space Systems Company (SSC), a provider of advanced-technology systems for national security, civil and commercial customers (2006–2013)

•Various other positions at Lockheed Martin (2003–2006)

•Progressively responsible positions at TRW’s Space & Electronics sector (now part of Northrop Grumman) from engineering analyst to VP and Deputy to the sector’s CEO, serving in leadership roles over programs as well as engineering, advanced technology, manufacturing and business development

Other Directorships

•Visteon Corporation (NASDAQ: VC) (2015-present)

•Tetra Tech, Inc. (NASDAQ: TTEK) (2016-present)

•Charles Stark Draper Laboratory (2013-present)

•Freescale Semiconductor, Ltd. (Former director)

Skills and Qualifications

•Leadership / Management

•Governance

•Strategic Planning

•Risk Management

•Industry Experience

•Directorship

Thomas J. Manning Age: 63 Director Since: 2014 Committees: -Audit

Professional Experience

•Lecturer in Law at the University of Chicago Law School teaching courses on corporate governance, private equity and U.S.-China relations, and innovative solutions (2012-present)

•Executive-in-Residence at the Booth School of Business (2018-present)

•2019 Fellow in the Advanced Leadership Initiative at Harvard University

•CEO of Dun & Bradstreet (Aug 2018- Feb 2019)

•Chairman & Interim CEO of Dun & Bradstreet (Feb 2018-Aug 2018)

•CEO of Cerberus Asia Operations & Advisory Limited, a subsidiary of Cerberus Capital Management, a global private equity firm (2010–2012)

•CEO of Indachin Limited, an incubator which developed early-stage information-based companies in China and India (2005–2009)

•Senior partner with Bain & Company and head of Bain’s information technology strategy practice in the Silicon Valley and Asia (2003–2005)

•Global Managing Director of the Strategy & Technology Business of Capgemini and CEO of Capgemini Asia Pacific and CEO of Ernst & Young Consulting Asia Pacific, led the development of consulting and IT service and outsourcing businesses across Asia (1996–2003)

•Various positions in McKinsey & Company, Buddy Systems, Inc., a telemedicine company he founded, and CSC Index in early career

Other Directorships

•Clear Media Limited (Chairman of the Remuneration Committee) (2016-present)

•Cresco Labs (Chairman) (2016-present)

•Dun & Bradstreet (NYSE: DNB) (Former Lead Director and Chair of the Nominating and Corporate Governance Committee)

•China Board of Directors Ltd. (Former Chairman)

•Bain & Company’s China Board (Former director)

•iSoftStone Holdings Limited (Former director)

•GOME Electrical Appliances Company (Former director)

•AsiaInfo-Linkage, Inc. (Former director)

•Bank of Communications Co., Ltd. (Former director)

Skills and Qualifications:

•Leadership / Management

•Governance

•Finance / Accounting

•Strategic Planning

•Regulatory Matters

•Directorship

•Information Technology

•Audit Committee Financial Expert

Class II Directors
Austin A. Adams Age: 76 Director Since: 2014 Committees: -Audit

Professional Experience

•EVP and Corporate CIO of JPMorgan Chase upon merger of JPMorgan Chase and Bank One Corporation (2004–2006)

•EVP and CIO of Bank One (2001–2004)

•EVP and CIO at First Union Corporation (now Wells Fargo & Co.) (1985– 2001)

Other Directorships

•KeyCorp (NYSE: KEY) (Former director)

•First Niagara Financial Group, Inc. (NASDAQ: FNFG) (now KeyCorp) (Former director)

•Spectra Energy, Inc. (NYSE: SE) (now Enbridge Inc.) (Former director)

•The Dun & Bradstreet Corporation (NYSE: DNB) (Former director)

•CommunityOne Bancorp (NASDAQ: COB) (Former director)

Skills and Qualifications:

•Leadership / Management

•Information Technology

•Finance / Accounting

•Directorship

•Strategic Planning

•Audit Committee Financial Expert

•Merger and Integration Experience

Stephen (Steve) C. Gray Age: 60 Director Since: 2011 Committees: -Compensation (Chair)

Professional Experience

•Founder and Chairman of Gray Venture Partners, LLC, a private investment Company (2009-present)

•President and CEO of Syniverse Holdings, Inc. (2014–2018)

•Senior Advisor to The Carlyle Group (2007–2015)

•President of McLeodUSA Incorporated (1992–2004)

•VP of Business Services at MCI Inc. (1990–1992)

•SVP of National Accounts and Carrier Services for TelecomUSA (1988–1990)

•Various sales management positions with WilTel Network Services and the Clayton W. Williams Companies, including ClayDesta Communications Inc. (1986-1988)

Other Directorships

•Syniverse Holdings, Inc. (2011-present)

•ImOn Communications, LLC (Current Vice Chairman, Former Chairman) (2007-present)

•SecurityCoverage, Inc. (Chairman) (2005-present)

•Involta, LLC (Chairman) (2010-present)

•HH Ventures, LLC (Chairman) (2009-present)

•Insight Communications, Inc. (Former director)

Skills and Qualifications:

•Leadership / Management

•Merger and Integration Experience

•Finance / Accounting

•Strategic Planning

•Directorship

•Industry Experience

L. William (Bill) Krause Age: 76 Director Since: 2011 Committees: -Compensation -Nominating and Corporate Governance

Professional Experience

•President of LWK Ventures, a private advisory and investment (1991–present)

•Senior Advisor to The Carlyle Group (2010-present)

•Board Partner at Andreesen Horowitz (2014-present)

•CEO (1981-1990) and Chairman (1987-1993) of 3Com Corporation, a global data networking Company

Other Directorships

•Veritas Holding, Ltd. (2016-present)

•Coherent, Inc., (NASDAQ: COHR) (Former director)

•Brocade Communication Systems, Inc. (NASDAQ: BRCD) (now Broadcom Inc.) (Former director)

•Core-Mark Holding Company, Inc. (NASDAQ: CORE) (Former director)

•Sybase, Inc (Former director)

•3Com Corporation (Former Chairman)

Skills and Qualifications:

•Leadership / Management

•Directorship

•Industry Experience

•Merger and Integration Experience

•Information Technology

•Strategic Planning

Class III Directors
Marvin (Eddie) S. Edwards, Jr. Age: 70 Director Since: 2011 Committees: -None

Professional Experience

•President and CEO of CommScope (2011–present)

•President and COO of CommScope (2010–2011)

•EVP of Business Development and General Manager, CommScope Wireless Network Solutions of CommScope (2007–2010)

•EVP of Business Development of CommScope (2005–2007)

•President and CEO of OFS Fitel, LLC and OFS BrightWave, LLC, a joint venture between CommScope and The Furukawa Electric Co.

•Various capacities with Alcatel including President of Alcatel North America Cable Systems and President of Radio Frequency Systems

Other Directorships

•OFS Fitel, LLC (Former director)

•OFS BrightWave, LLC (Former director)

Skills and Qualifications:

•Leadership / Management

•Industry Experience

•Merger and Integration Experience

•Directorship

•Governance

•Strategic Planning

Claudius (Bud) E. Watts IV Age: 57 Director Since: 2011 Lead Independent Director Since: 2017 Committees: -Compensation -Nominating and Corporate Governance

Professional Experience

•Private investor and Senior Advisor to The Carlyle Group (2017-present)

•Partner with The Carlyle Group (2000–2017)

•Founded and led Carlyle’s Technology Buyout business (2004–2014)

•Managing Director in the M&A group of First Union Securities, Inc. (1998-2000)

•Principal at Bowles Hollowell Conner & Co. (1994-1998)

•Fighter Pilot, United States Air Force (1984-1992)

Other Directorships

•Carolina Financial Corporation – Chairman (NASDAQ: CARO) (2015-present)

•Former director on boards of numerous other public and private companies, including service as Chairman and Lead Independent Director

Skills and Qualifications:

•Leadership / Management

•Industry Experience

•Finance / Accounting

•Directorship

•Governance

•Merger and Integration Experience

Timothy T. Yates Age: 71 Director Since: 2013 Committees: -Audit (Chair)

Professional Experience

•Various positions including EVP, CFO, and CEO at Monster Worldwide, Inc. (2007–2016)

•Led integration of Symbol into Motorola, Inc.’s Enterprise Mobility business (2007)

•Various positions including independent consultant and SVP, CFO at Symbol Technologies, Inc. (2005–2007)

•Co-Founder, Partner and CFO of Saguenay Capital, a boutique investment firm (2002–2005)

•Partner at Cove Harbor Partners, a private investment and consulting firm, which he founded (1996–2002)

•Various senior leadership roles at Bankers Trust New York Corporation, including serving as Chief Financial and Administrative Officer (1971–1995)

Other Directorships

•Monster Worldwide, Inc. (NASDAQ: MWW) (Former director)

•Symbol Technologies, Inc. (Former director)

Skills and Qualifications:

•Leadership / Management

•Directorship

•Finance / Accounting

•Audit Committee Financial Expert

•Strategic Planning

Directors Designated by Carlyle
Daniel F. Akerson Age: 70 Director Since: 2019 Committees: -Nominating and Corporate Governance

Professional Experience

•Vice Chairman of The Carlyle Group (2014-2015)

•CEO of General Motors Company (2010-2014)

•Managing Director – Head of Global Buyout at The Carlyle Group LP (2009-2010)

•Managing Director – Co-Head of U.S. Buyout at The Carlyle Group LP (2003-2009)

Other Directorships

•Lockheed Martin Corporation (NYSE: LMT) (2014-present)

•General Motors Company (NYSE: GM) Chairman (2011-2014) and Director (2009-2014)

•United States Naval Academy Foundation Chairman (2015-present) and Director (2010-present)

•KLDiscovery (KLD) Chairman (2015-present)

Skills and Qualifications:

•Leadership / Management

•Directorship

•Finance / Accounting

•Risk Management

•Strategic Planning

•Merger and Integration Experience

Campbell (Cam) R. Dyer Age: 44 Director Since: 2019 Former Director: 2011-2016 Committees: -Compensation

Professional Experience

•Co-Head of Global TMT Sector at The Carlyle Group LP (2017-present)

•Partner at The Carlyle Group LP (2013-present)

•Various other positions including Managing Director and Principal at The Carlyle Group LP (2002–2013)

•Consultant with Bain & Company’s private equity group (2001)

•Associate at William Blair Capital Partners, LLC (now Chicago Growth Partners) (1998-2000)

•Investment Banking Analyst in the M&A group of Bowles, Hollowell, Conner & Co. (1996-1998)

Other Directorships

•CommScope Inc. (NASDAQ: COMM) (2011-2016)

•SS&C Technology (NASDAQ: SSNC) (2008-2014)

•Workforce Logiq (2017-present)

•ION Investment (2016-present)

•ProKarma (2016-present)

•Veritas Technologies LLC (2016-present)

•Dealogic Limited (2014-present)

Skills and Qualifications:

•Leadership / Management

•Directorship

•Finance / Accounting

•Governance

•Industry Experience

•Merger and Integration Experience

policies on corporate governance

Our Board believes that good corporate governance is important to ensure our business is managed for the long-term benefit of our stockholders. We have adopted a Code of Conduct that applies to all our directors, executive officers and senior financial and accounting officers, as well as a Code of Ethics and Business Conduct that applies to all of our employees. We have also adopted Corporate Governance Guidelines. Current versions of the Code of Conduct, the Code of Ethics and Business Conduct and the Corporate Governance Guidelines, are available on our website at www.commscope.com and will also be provided upon request to any person without charge. Requests should be made in writing to our Corporate Secretary at CommScope Holding Company, Inc., 1100 CommScope Place, SE, Hickory, NC 28602, or by phone at (828) 324-2200. In the event of any amendment or waiver of our Code of Conduct or Code of Ethics and Business Conduct applicable to our directors or executive officers, such amendment or waiver will be posted on our website.

board leadership structure

The Company currently has separate individuals serving in the positions of Chairman of the Board and Chief Executive Officer. The Board of Directors does not have a set policy with respect to the separation of the offices of Chairman of the Board and Chief Executive Officer, as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. The Board regularly evaluates whether the roles of Chairman of the Board and Chief Executive Officer should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee of the Company. The Board believes these issues should be considered as part of the Board’s broader oversight and succession planning process. The Board continues to believe that Mr.

Drendel is appropriate to serve as non-executive Chairman as he is a founder of the Company and has significant experience in the Company’s industry and in managing through challenging business environments.

Mr. Watts was appointed as Lead Independent Director in 2017. Among other things, our Lead Independent Director presides at all meetings of the independent directors and any Board meeting when the Chairman is not present, advises the Chairman as to the Board’s agenda and information to be provided to the Board, and serves as the principal liaison and facilitator between the independent directors and the Chairman and Chief Executive Officer. In addition, our Lead Independent Director has the authority to convene special meetings of the independent directors, responds to stockholder questions directed to the independent directors and is available to major stockholders for consultation and direct communication.

The Board’s Role in Management’s Succession Planning

As reflected in our Corporate Governance Guidelines, the Board’s primary responsibilities include planning for Chief Executive Officer succession and monitoring and advising on management’s succession planning for other executive officers. The Board’s goal is to have a long-term and continuing program for effective senior leadership development and succession. The Board is actively engaged in these endeavors and has a contingency plan in place for emergencies such as the departure, death or disability of the Chief Executive Officer or other executive officers.

The Chief Executive Officer and Chief Human Resources Officer report to the Board at least twice a year on succession planning and management development.

The board’s role in risk oversight

While risk management is primarily the responsibility of our management, the Board provides overall risk oversight focusing on the most significant risks facing the Company. The Board oversees the risk management processes that have been designed and are implemented by our executives to determine whether those processes are functioning as intended and are consistent with our business and strategy. The Board executes its oversight responsibility for risk management directly and through its committees. The Board’s role in risk oversight has not affected its leadership structure.

The Audit Committee is specifically tasked with reviewing with management, the independent auditors and our legal counsel, as appropriate, our compliance with legal and regulatory requirements and any related compliance policies and programs. The Audit Committee is also tasked with reviewing our financial and risk management policies and oversight of our enterprise risk management program, which is our comprehensive assessment of key risks related to finance, operations and management information systems, including those related to cybersecurity. Members of our management who have responsibility for designing and implementing our risk management processes regularly meet with the Audit Committee. Additionally, the Nominating and Corporate Governance Committee is tasked with overseeing our environmental and corporate responsibility efforts and any related risks. The Board’s other committees oversee risks associated with their respective areas of responsibility.

The full Board considers specific risk topics, including risk-related issues pertaining to laws and regulations enforced by the United States (U.S.) and foreign government regulators and risks associated with our business plan and capital structure. In addition, the Board receives reports from members of our management that include discussions of the risks and exposures involved with their respective areas of responsibility, and the Board is routinely informed of developments that could affect our risk profile or other aspects of our business.

director qualifications

The Nominating and Corporate Governance Committee is responsible for reviewing the qualifications of potential director candidates and recommending to the Board of Directors those candidates to be nominated for election. In reviewing such candidates, our Corporate Governance Guidelines, which are available on our website as described above, set forth criteria that the Nominating and Corporate Governance Committee must consider when evaluating a director candidate for membership on the Board of Directors. These criteria are as follows:

•	Integrity: reputation for integrity, honesty and adherence to high ethical standards;
•

Sound business judgment:  demonstrated business acumen, experience and ability to exercise sound judgments in matters that relate to our current and long-term objectives and a willingness to contribute positively to the decision-making process;

•

Ability and willingness to commit sufficient time to the Board:  commitment to understand us and our industry and to regularly attend and participate in meetings of the Board of Directors and its committees; and

•

Ethics and independence:  ability to understand the sometimes-conflicting interests of our various constituencies, which include stockholders, employees, customers, governmental units, creditors and the general public, and to act in the interests of all stakeholders.

The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for any prospective nominee.

Our Corporate Governance Guidelines also require the Nominating and Corporate Governance Committee to consider the mix of backgrounds and qualifications of the directors in order to assure that the Board of Directors has the necessary experience, knowledge and abilities to perform its responsibilities effectively and to consider the value of diversity on the Board of Directors, including diversity of experience, gender, race, ethnicity and age. While diversity and variety of experiences and viewpoints represented on the Board should always be considered, a director nominee should not be chosen or excluded solely or largely because of race, religion, national origin, gender, sexual orientation or disability.

board composition

Our Board of Directors currently consists of eleven members. Frank M. Drendel has been our Chairman of the Board of Directors since 2011. Claudius E. Watts IV was appointed as Lead Independent Director in 2017.

As of April 4, 2019, per the Investment Agreement between Carlyle and CommScope and effective with the closing of the acquisition of ARRIS, Carlyle designated two directors to our Board and they will each serve a one-year term expiring in 2020 or until their successors are duly elected and qualified. These directors will be on the slate of nominees recommended by the Board for election in 2020 and expiring at the next annual meeting. These directors will be designated by Carlyle and voted on by the holders of Series A Convertible Preferred Stock as a single class in 2020 and at each annual meeting thereafter until certain beneficial ownership conditions are no longer met as detailed in the Investment Agreement.

The remainder of our Board is divided into three classes whose members serve three-year terms expiring in successive years. These directors hold office until their successors have been duly elected and qualified or until the earlier of their respective death, resignation or removal. At each annual meeting of stockholders, the successors to the directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting of stockholders following such election. The number of members on our Board of Directors may be modified from time to time exclusively by resolution of our Board of Directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board of Directors to satisfy their oversight responsibilities effectively in light of our business and structure, the Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the director’s individual biographies set forth above. We believe that our directors provide an appropriate diversity of experience and skills relevant to the size and nature of our business.

Board and Committee Evaluations

Each year, our Board and committees conduct self-evaluations to assess the qualifications, attributes, skills and experience represented on the Board; to assess their effectiveness and adherence to our Corporate Governance Guidelines and committee charters; and to identify opportunities to improve Board and committee performance.

stockholder communications with board of directors

The Board of Directors provides a process for stockholders to send communications to the Board of Directors or any of the directors. Stockholders may send written communications to the Board of Directors, or any of the individual directors, c/o our Corporate Secretary at CommScope Holding Company, Inc., 1100 CommScope Place, SE, Hickory, North Carolina 28602. All communications will be compiled by the Corporate Secretary of the Company and submitted to the Board of Directors or the individual directors, as applicable, on a periodic basis.

Committee	Primary Responsibilities
Audit(1) Members: Messrs. Yates (Chair), Adams and Manning

•   Assists the Board of Directors in its oversight of (i) our accounting and financial reporting processes and other internal control processes, (ii) the audits and integrity of our financial statements, and (iii) our compliance with legal and regulatory requirements.

•   Approves the independent registered public accounting firm’s appointment, compensation, retention and provides oversight of their work as well as annually assesses their qualifications and independence.

•   Considers and reviews the adequacy and effectiveness of our internal controls over financial reporting and any related significant findings of our independent auditor and internal audit.

•   Reviews our Code of Ethics and recommends changes as well as reviews and assesses any violations.

•   Reviews and approves any proposed related person transactions.

•   Reviews our financial and risk management policies, including approval of decisions to enter swaps or other derivatives.

•   Reviews our enterprise risk management program.

Compensation(2) Members: Messrs. Gray (Chair), Dyer, Krause and Watts

•   Reviews and approves the compensation philosophy for our Chief Executive Officer.

•   Reviews and approves all forms of compensation and benefits provided to our other executive officers.

•   Reviews and oversees the administration of our equity incentive plans.

•   May engage independent compensation advisors to provide advice regarding our executive compensation program.

(1)

The Board of Directors has determined that each of member of the Audit Committee is an “audit committee financial expert” as such term is defined under the applicable regulations of the Commission and has the requisite accounting or related financial management expertise and financial sophistication under the applicable rules and regulations of Nasdaq. The Board of Directors has also determined that each member of the Audit Committee is independent under Rule 10A-3 under the Exchange Act and the enhanced independence standards for audit committee members as defined in the rules of Nasdaq and the Commission. All members of the Audit Committee can read and understand fundamental financial statements, are familiar with finance and accounting practices and principles and are financially literate.

(2)

The Compensation Committee’s processes for fulfilling its responsibilities and duties with respect to executive compensation and the role of executive officers and management in the compensation process are each described under the heading “Determination of Compensation Awards.” The Board of Directors has determined that each member of the Compensation Committee satisfies the enhanced independence standards for compensation committee members as defined in the rules of Nasdaq and the Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our capital stock to file reports of ownership and changes of ownership with the Commission and Nasdaq. Based on our records and other information, we believe that during the year ended December 31, 2018 all applicable Section 16(a) filing requirements were met in a timely fashion.

ITEM 11. EXECUTIVE COMPENSATION

INTRODUCTION

This Compensation Discussion and Analysis (CD&A) describes our compensation philosophy, process, plans and practices for our NEOs. Our executive compensation program is intended to incent and reward our leadership to produce financial results that our Compensation Committee believes align with the interests of our stockholders.

Our NEOs for 2018, whose compensation is discussed in this CD&A, are as follows:

Name	Title
Marvin S. Edwards, Jr.	President and Chief Executive Officer (principal executive officer)
Alexander W. Pease	Executive Vice President and Chief Financial Officer (principal financial officer)(1)
Mark A. Olson	Former Executive Vice President and Chief Financial Officer (principal financial officer)(2)
Morgan C.S. Kurk	Executive Vice President and Chief Operating Officer
Peter U. Karlsson	Senior Vice President, Global Sales(3)
Frank B. Wyatt, II	Senior Vice President, Chief Legal Officer and Secretary
Frank M. Drendel	Chairman of the Board
(1)	Mr. Pease became our Executive Vice President and Chief Financial Officer effective April 2, 2018, succeeding Mr. Olson, who retired.
(2)	Mr. Olson retired on May 1, 2018.
(3)	Mr. Karlsson became Senior Vice President, Business Transformation in December of 2018 and is no longer a Section 16 Officer upon close of the ARRIS acquisition on April 4, 2019.

EXECUTIVE SUMMARY

Key 2018 Financial Performance Highlights

CommScope Holding Company, Inc. is a global provider of infrastructure solutions for communication networks. The Company’s solutions and services for wired and wireless networks enable high-bandwidth data, video and voice applications. CommScope’s global leadership position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions and global manufacturing and distribution scale.

Like others in the network infrastructure industry, CommScope faced challenges in 2018 due to difficult market conditions including pricing pressures and higher material costs. We missed our revenue guidance and experienced negative stockholder returns. Our team worked diligently throughout the year to reduce business costs and remain profitable, while laying the groundwork for future growth opportunities. We believe our position in the overall market is strong, and the need for the network bandwidth we enable continues to expand.

Key measures of our 2018 financial performance include the following:

•	Revenue flat year over year with $4,569 million in 2018 compared to $4,561 million in 2017
•	Operating Income of $450.0 million, down $22.0 million year over year and AOI(1) of $838.0 million, down $38.7 million year over year
•	EPS of $0.72, down $0.27 year over year and Adjusted EPS(1) of $2.27, up $0.13 year over year
•	Cash Flow from Operations of $494.1 million, down 15.7% year over year
•	Adjusted Free Cash Flow(1) of $411.8 million, down 27.5% year over year

(1)	See reconciliation of Non-GAAP financial measures included in Appendix A hereto.

Although our 2018 results did not meet our expectations, we did achieve some noteworthy goals toward our business strategy with the announcement on November 8, 2018 of our agreement to acquire ARRIS for approximately $7.4 billion. CommScope and ARRIS will bring together a unique set of complementary assets and capabilities that enable end-to-end wired and wireless communication infrastructure solutions.

Our compensation program is designed to retain key executives with competitive levels of compensation based on our industry but also to provide a strong link between executive pay and the Company’s performance. A significant portion of our executives’ compensation for 2018 was tied to the achievement of performance goals that align management’s objectives with key drivers of long-term stockholder value, including free cash flow, increased profitability, revenue growth and stock price appreciation. Our 2018 financial performance was below expectations and we did not achieve our financial objectives, resulting in well below target incentive payouts and reduced equity value.

2018 Executive Compensation Highlights

The following are highlights regarding the compensation of our NEOs for 2018, including key actions taken by the Compensation Committee and outcomes of incentive plans in place during the year. Overall, the Compensation Committee retained the core design of our executive compensation program for 2018, with an emphasis on short- and long-term incentive compensation that rewards our senior executives when they successfully implement our business plan and, in turn, deliver value for our stockholders.

The 2018 target compensation opportunities for our NEOs were generally maintained at the levels in place in 2017, with our NEOs receiving salary increases between 3% and 3.85% in early 2018 and no changes to either annual or long-term incentive target opportunities. Our Summary Compensation Table shows modest increases in total compensation for our NEOs (other than Mr. Pease, who was a newly hired executive, and Mr. Kurk, for whom only one year of pay is reported due to his promotion to an executive officer position during 2018) primarily due to an increase in the value of earned annual incentives in our 2018 Annual Incentive Plan relative to the result in 2017. The incentive earned by our NEOs in both years was significantly below target, which we believe is aligned with our results over time and reinforces our pay for performance approach. After consideration of the Company’s 2018 performance, the Compensation Committee held the base salaries for our NEOs flat for 2019.

As described below, our 2018 executive compensation program also incorporated modifications approved by our Compensation Committee to reinforce our pay for performance objectives and maintain a strong governance profile with respect to compensation decision-making and oversight. These modifications include:

•

Added a stretch revenue goal in our Annual Incentive Plan: The maximum potential payout for the 10% revenue weighting in our AIP was increased from 210% to 400% of target. The revenue performance required to achieve this new maximum payout was increased from 103% to 106%.

•

Introduced new performance award structure measuring cumulative revenue for 2018 through 2020: Following an extensive review of our business strategy and approach to executive pay, the Compensation Committee approved a change in the approach to performance-based equity with the introduction of PSUs with vesting tied to our cumulative three-year revenue achievement. The Committee determined to focus on a multi-year revenue goal to acknowledge the importance of growth in stockholder value creation. One-half of the PSUs granted in 2018 are subject to this three-year cumulative revenue vesting requirement. The remainder of the PSUs are subject to a one-year AOI achievement and vest on the second anniversary of the grant date.

•

Adopted a “clawback” policy: The Compensation Committee adopted a “clawback” policy that provides for the recoupment of cash and equity incentive compensation from executive officers in the event of an accounting restatement.

•

Enhanced our Insider Trading Policy to Prohibit Hedging and Pledging: All persons subject to our Insider Trading policy, including our NEOs and directors, are prohibited from entering into hedging or monetization transactions involving CommScope securities and from purchasing CommScope securities on margin, holding CommScope securities in a margin account or pledging CommScope securities.

Our executive compensation program is designed to align executive interests with those of our stockholders. During the year, we experienced negative stockholder return and missed our revenue guidance. As a result, and as described in more detail below, total compensation of our NEOs was meaningfully below target during 2018. The variable features of our compensation program are:

•

Base Salary: In early 2018, base salaries of our NEOs were increased between 3% and 3.85%. This range does not include Mr. Kurk, who was promoted during the year, and Mr. Olson, who retired during the year. Mr. Pease’s salary was established upon his hiring as our Chief Financial Officer in 2018. After consideration of the Company’s performance in 2018, the Compensation Committee held the base salaries of our NEOs flat for 2019.

•	Annual Incentive Payment: We did not meet target but did exceed threshold performance for the AOI performance metric. We did not achieve threshold performance on the Adjusted Free Cash Flow or the

Corporate Revenue performance metrics for 2018, resulting in AIP payouts equal to 37.64% of the AIP overall target opportunity.
•	Achievement of 2018 AOI PSUs: We did not meet target but did exceed threshold AOI goals for 2018. As a result, the PSU AOI performance factor for units granted in 2018 was 62.7%.

Pay for Performance Approach

The Compensation Committee generally approves annual compensation decisions for our executive officers in the first quarter of each year. The Committee’s approvals in the first quarter address target annual incentives adjustments effective as of January 1, base salary effective as of April 1, as well as equity awards that are granted March 1. In the timeline leading up to the annual approval of compensation decisions, the Compensation Committee undertakes a review process that spans several meetings and is intended to evaluate our approach to setting executive pay from multiple perspectives. This review begins in the third quarter of the prior year and takes into consideration our strategic business plan, market data, trends in executive compensation, the input of the Committee’s independent compensation consultant, and input from stockholders, where applicable.

For 2018, this review process resulted in several changes to our compensation strategy and incentive plan design, as described in more detail below, intended to strengthen our pay for performance profile. In particular, the Committee put increased emphasis on revenue growth as a contributor to long-term stockholder value creation, our annual incentive plan and performance share design were modified to increase the prominence of corporate revenue in our performance measurement process, and the Committee introduced performance awards with a multi-year performance measurement period.

Our AIP bonus awards are paid in cash and are conditioned upon achievement of Board-established performance goals. AIP bonus awards for the NEOs in 2018 were based upon achievement of an AOI goal, which was weighted at 60%, an Adjusted Free Cash Flow goal, which was weighted at 30%, and a Corporate Revenue goal, which was weighted at 10%. The long-term equity awards granted to the NEOs in 2018 were a combination of stock options, RSUs and PSUs. All stock option and RSU awards vest evenly on the first, second and third anniversary of the grant date, subject to continuous service. Half of the PSU awards granted in 2018 are subject to achievement of an AOI goal for 2018 and they vest on the second anniversary of the grant date subject to continuous service. The other half of the PSU awards granted in 2018 are subject to achievement of cumulative revenue goals for a three-year performance period (2018-2020) and vest on the third anniversary of the grant date subject to continuous service. The AIP bonus awards and the long-term equity awards are designed to ensure that total compensation reflects the overall level of success of the Company, and AIP bonus awards and PSUs are also intended to motivate the NEOs to meet and exceed pre-established target levels of performance for each measure.

As shown on the following chart, a significant portion of target compensation for each of our NEOs in 2018 was at-risk as it could vary based on Company performance against pre-established goals and/or changes in our stock price.

Our Compensation Committee generally does not vary target incentives applicable to our executives based on short-term variability in our performance. Because of the prominence of variable, at-risk compensation in our executive compensation program, we emphasize alignment of pay-and-performance over a longer-term time horizon and based on the realized value under incentive programs. AIP bonus awards and long-term equity awards are designed to ensure that total compensation reflects the overall level of success of the Company. AIP bonus awards and PSUs are also intended to motivate the NEOs to meet and exceed pre-established target levels of performance for each measure.

In the case of our Chief Executive Officer, the short-term incentive target for 2018 was maintained at 125% of base salary while the target grant date value of equity granted in 2018 was equal to the value granted in 2017. The Compensation Committee determined to maintain these incentive targets for our Chief Executive Officer following analysis of market data and taking into consideration the opportunity for increased realized compensation conditioned on strong performance of our Company over time. As of the end of 2018:

•	Stock options granted in 2018 were “underwater”
•	37% of the target number of PSUs with AOI as a performance metric granted in 2018 were forfeited
•	The value of RSUs, earned PSUs with AOI as a performance metric and outstanding PSUs with cumulative revenue as a performance metric granted during the annual grant in 2018 decreased 61%
•	The AIP bonus award for the year related to the AOI performance metric was earned at 85% of target with Adjusted Free Cash Flow and Corporate Revenue metrics below threshold

Although our results for the year did not meet our expectations, the Compensation Committee believes that the outcomes of our incentive programs reflect a strong alignment of pay and performance in our compensation program and an emphasis on accountability for our financial performance and stockholder return for our executive team.

Say on Pay Results and Consideration of Stockholder Support

At the Annual Meeting of Stockholders on May 4, 2018, over 98% of the votes cast were in favor of the advisory vote to approve the executive compensation of the NEOs. The Compensation Committee acknowledged this positive result and concluded that our stockholders continue to support the compensation paid to our executive officers and the Company’s overall pay practices, given their direct alignment with the performance of the Company.

Executive Compensation-Related Policies and Practices

We endeavor to maintain sound executive compensation policies and practices, including compensation-related corporate governance standards, consistent with our executive compensation philosophy. The following summarizes our executive compensation and related governance policies and practices during 2018:

What We Do	What We Don’t Do
✓Use a Pay for Performance philosophy	ûBackdating or spring-loading of equity awards
✓Significant portion of executive pay is at-risk	ûHedging of shares
✓“Clawback” policy to recover cash and equity payments from executives in certain circumstances	ûPledging of shares
✓Multi-year vesting for equity awards	ûGuaranteed bonuses
✓Regular stockholder engagement with annual Say-on-Pay vote	ûIncentives that encourages excessive risk taking
✓Use of independent compensation consultant	ûExcessive severance or change in control agreements
✓Meaningful equity ownership guidelines	ûExcessive perquisite practices
✓Blend of equity awards, including some that are performance based	ûRepricing of stock options or stock appreciation rights without stockholder approval

Executive Compensation Philosophy and Elements

We intend for our NEOs’ total compensation to reflect our pay for performance compensation philosophy. This philosophy includes both compensating our NEOs competitively when we meet or out-perform our goals as well as placing large portions of their compensation at-risk based on both the Company’s financial performance and our stock price performance. This assures that the financial incentives of our executives are in alignment with the interests of our stockholders. Furthermore, by delivering a significant portion of compensation in the form of at-risk incentives (including equity compensation), the compensation realized by our NEOs will be reduced if the Company does not achieve performance goals.

The principal objectives of our NEO compensation include the following:

•	Competitive pay - providing compensation opportunities that enable us to attract superior talent in a highly competitive industry and retain key employees by rewarding outstanding achievement.
•

Pay for performance – creating incentives that reward management for outstanding financial results that our Compensation Committee believes will enhance near-term performance and drive sustainable performance over the longer term.

•

Alignment with stockholders – aligning our executives’ interests with those of our stockholders through our pay for performance philosophy and by encouraging our executives to have a meaningful equity stake in the Company.

The following table summarizes the primary elements of our executive compensation program for 2018.o

Compensation Element	Purpose
Base Salary	Recognize performance of job responsibilities as well as attract and retain individuals with superior talent.
Annual Incentive Plan (AIP) Bonus Awards	Provide short-term incentives linked directly to achievement of financial objectives.
Stock Options	Directly link senior management’s and stockholders’ interests by tying long-term incentive to stock price appreciation.
Restricted Stock Units (RSUs)	Provide a strong retention element of compensation while providing alignment of executive and stockholders’ interests.
Performance Share Units (PSUs)	Provide a strong retention element along with aligning compensation with our business strategy and the long-term creation of stockholder value.

2018 Compensation Decision-Making process

Determination of Compensation Awards

Our Compensation Committee has the primary authority to determine and approve the compensation of our NEOs. The Committee is charged with reviewing our executive compensation policies and practices annually to ensure that the total compensation paid to our NEOs is fair, reasonable, competitive to our peers and commensurate with the level of expertise and experience of our NEOs. To aid our Compensation Committee in making its determinations, our Chief Executive Officer provided recommendations to our Compensation Committee regarding the compensation of all officers who report directly to him.

Our Compensation Committee reviews and approves the total amount of compensation for our NEOs and the allocation of total compensation among each of the components of compensation based principally on the following factors:

•	Their compensation levels from prior years
•	Individual and Company performance
•	Each executive’s scope of responsibility and experience
•	The Compensation Committee’s judgment and general industry knowledge obtained through years of service with comparably-sized companies in our industry and other similar industries
•	Input about competitive market practices from our independent compensation consultant

We believe that direct ownership in CommScope provides our NEOs with a strong incentive to increase the value of the Company. We encourage equity ownership by our NEOs and other employees through direct stock holdings and the award of various equity-based awards. We believe that equity awards granted to our NEOs substantially align their interests with those of our stockholders. In addition, we maintain formal stock ownership guidelines. See the “Stock Ownership Guidelines” section below for more information.

Role of the Compensation Consultant

The Compensation Committee relies on its independent compensation consultant to provide advice on matters relating to the compensation of our executives and non-employee directors. Compensia, a national compensation consulting firm, has served in this capacity since 2016.

A representative of Compensia attended all Compensation Committee meetings in 2018 and provided the following assistance to the Compensation Committee:

•	Analyzed the compensation levels and practices of the companies in our compensation peer group
•	Reviewed the competitiveness of compensation paid to our NEOs including base salary, annual cash awards and long-term incentive awards
•	Reviewed and provided input on the design of the annual and long-term incentives provided to our NEOs and other executives
•	Reviewed the competitiveness of compensation paid to our non-employee directors
•	Reviewed and provided input on the CD&A section of our Proxy Statement
•	Provided ad hoc advice and support

Compensia reports directly to the Compensation Committee and provided no services to us other than the consulting services to the Committee. The Compensation Committee reviews the objectivity and independence of the advice provided by Compensia. In 2018, the Committee considered the specific independence factors adopted by the SEC and the NASDAQ Global Select Market and determined that Compensia is independent and that its work did not raise any conflicts of interest.

Compensation Peer Group

In 2017, with the assistance of Compensia, the Compensation Committee developed and approved a compensation peer group as a source of competitive market data for evaluating the compensation of our executive officers and to support pay decisions for 2018.

The compensation peer group consisted of 16 companies deemed to be representative of the types of companies with which we compete for executive talent.

Companies included in our peer group were identified based primarily on the following target selection criteria:

•	Companies with a status as an independent, publicly traded company
•	Companies with revenue between approximately 0.5 times to 2.0 times our revenue on a trailing twelve-month basis using publicly reported information available in 2017
•	Companies with a market capitalization between approximately 0.33 times to 3.0 times our market capitalization in 2017
•	Companies with a similar industry profile, prioritizing direct competitors and companies that operate in the Communications Equipment sector

Companies included in the peer group did not need to meet all of the selection criteria above. Our Compensation Committee evaluated each company against all selection criteria in order to identify a peer group that, as a whole, was considered to be a strong representation of our competitive market for talent.

The companies included in the peer group are as follows:

Peer Companies
Amphenol Corporation	Keysight Technologies
ARRIS International	Motorola Solutions, Inc.
Belden Inc.	NCR Corporation
Ciena Corporation	NetApp, Inc.
Corning Inc.	Rockwell Automation, Inc.
Harris Corporation	TE Connectivity Limited
Hubbell Inc.	Trimble Navigation Limited
Juniper Networks, Inc.	Zebra Technologies, Inc.

We supplement information from the peer group public filings with the data from the Radford Global Technology Survey. The data from this research, which is provided annually by Compensia, is a factor in determining executive compensation, as described above. When evaluating executive compensation relative to practices among our peers, the Compensation Committee generally seeks to align with the market median. While peer group and other market research data provides the framework for our compensation decisions, adjustments are also made by the Compensation Committee on an individual basis to account for individual performance and each executive’s scope of responsibility and experience.

2018 compensation actions

Base Salary Adjustments

Base salaries for our NEOs are generally set at a level deemed necessary to attract and retain individuals with superior talent. In addition to considering industry and market practices, our Compensation Committee and Board of Directors annually review our NEOs’ performance. Adjustments in base salary are generally based on the factors noted above, including each NEO’s individual performance, scope of responsibility, experience and competitive pay practices.

After considering our Chief Executive Officer’s recommendations (other than with respect to his own compensation) and consistent with past practices, in early 2018 our Compensation Committee increased base salaries for each of our NEOs.

The base salaries for our NEOs as established as of April 1, 2017 and April 1, 2018 are set forth in the following table.

Name	2017 Base Salary	2018 Base Salary	Percent Increase
Marvin S. Edwards, Jr.	$1,065,000	$1,100,000	3.29%
Alexander W. Pease(1)		$625,000
Mark A. Olson(2)	$640,000	$640,000	0.00%
Morgan C.S. Kurk(3)		$575,000
Peter U. Karlsson	$555,000	$575,000	3.60%
Frank B. Wyatt, II	$520,000	$540,000	3.85%
Frank M. Drendel	$595,000	$615,000	3.36%
(1)	Mr. Pease became our Executive Vice President and Chief Financial Officer effective April 2, 2018, succeeding Mr. Olson.
(2)	Mr. Olson retired on May 1, 2018.
(3)	Mr. Kurk became our Executive Vice President and Chief Operating Officer effective January 1, 2018.

After consideration of the Company’s performance in 2018, the Compensation Committee held the base salaries for our NEOs flat for 2019.

Annual Incentive Plan

Historically, the Company’s consolidated financial performance has been the primary factor used in determining payouts for our NEOs under the AIP. As described in more detail below, payouts for 2018 performance were based on the level of achievement of AOI, Adjusted Free Cash Flow and Corporate Revenue goals. The AIP performance measures and each of the NEO’s target awards, expressed as a percentage of base salary for the year, are approved by our Compensation Committee during the first quarter of the relevant performance year.

Our Compensation Committee determined that AOI, Adjusted Free Cash Flow and Corporate Revenue were meaningful measures of the Company’s financial performance. These financial measures exclude items that could have a disproportionately negative or positive impact on our results in a particular period.

Performance Metric	Weighting	Rationale
Adjusted Operating Income	60%

Measures the profitability of our business, incorporating our ability to generate revenue and manage our expenses. AOI growth has historically been a key driver of long-term stockholder returns, and as a result, represents the greatest weighting in our AIP.

Adjusted Free Cash Flow	30%	Measures our ability to translate earnings into cash, indicating the health of our business and allowing the Company to invest for the future.
Corporate Revenue	10%

Introduced to the AIP design in 2017 following an extensive review of our business strategy undertaken in 2016. In 2018, extended the upper payout maximum from 210% at 103% to 400% at 106% of target performance. In making this change, our Compensation Committee considered the importance of revenue as a driver of long-term stockholder return and reward for outstanding results.

For purpose of the AIP, AOI consists of operating income as reported on the Consolidated Statement of Operations and Comprehensive Income (Loss), increased or reduced by each of the following to the extent that any such item is used to determine operating income:

•	amortization of intangible assets
•	certain unusual or non-recurring charges, expenses or losses
•	certain restructuring costs and integration costs
•	equity-based compensation expenses
•	transaction fees and expenses and purchase accounting adjustments
•	certain unusual or non-recurring income or gains

Adjusted Free Cash Flow consists of net cash provided by operating activities, less additions to property, plant and equipment, both as reported in the Company’s Consolidated Statement of Cash Flows, increased or reduced for unusual cash items as approved by the Compensation Committee.

Corporate Revenue consists of net sales as reported on the Consolidated Statement of Operations and Comprehensive Income (Loss) subject to equitable adjustments related to acquisitions or divestitures as the Committee may approve.

Our Compensation Committee retains the authority to change target award percentages or performance measures, as appropriate, to account for extraordinary business circumstances that are out of the Company’s control. In addition, the Compensation Committee may, at its sole discretion, decrease the amount of an award that would otherwise be payable to the NEO. If a change in control of the Company occurs, we will pay each participant a cash award equal to the participant’s target award for the AIP plan cycle then underway (with the payout prorated to the date of the change in control). We believe this is appropriate since the impact of a change in control is unpredictable and could potentially adversely affect participant awards under the AIP. The Compensation Committee did not exercise its discretion to reduce the payouts under the AIP.

The levels of performance required to achieve target payout were tied to our annual operating plan and represent goals that were considered achievable but difficult to accomplish. Although our targets for 2018 are reduced from the goals established under the terms of our 2017 AIP, the targets required improvement relative to our actual 2017 results. In particular, our 2018 $984.9 million AOI target performance goal, which accounts for a majority of the target annual incentive for our executives, represented 11.6% growth relative to our actual 2017 performance.

Our Compensation Committee also approved a stretch goal for the revenue component of the AIP bonus awards that included a 400% of target opportunity. This has the overall effect of increasing the maximum payout of the AIP from 210% to 229% of target. This feature was added to the AIP in correlation with the introduction of PSUs with a performance metric based on three-years of cumulative revenue, as described below. The Compensation Committee considered the opportunity for a meaningful increase in earned compensation based on one-year revenue performance to be an effective complement to the multi-year performance measurement of the newly introduced PSU.

The following charts shows the weighting of each performance metric, the levels of performance required to earn threshold, target and maximum payouts, and the actual performance achieved under our AIP for the year ended December 31, 2018 (dollars in millions):

Performance Metric	Weighting	Level	Threshold	Target	Maximum	Stretch Goal
Adjusted Operating Income	60%
		Goal	$787.9	$984.9	$1,181.8	n/a
		% of Target Performance	80%	100%	120%	n/a
		% of Target Payout	50%	100%	210%	n/a

Adjusted Free Cash Flow	30%	Goal	$456.8	$571.0	$685.2	n/a
		% of Target Performance	80%	100%	120%	n/a
		% of Target Payout	50%	100%	210%	n/a

Corporate Revenue	10%	Goal	$4,696.2	$4,841.4	$4,986.7	$5,132.0
		% of Target Performance	97%	100%	103%	106%
		% of Target Payout	50%	100%	210%	400%

Performance Metric	Weighting	Actual Achievement ($M)	% of Target Actual Performance	% of Target Actual Payout
Adjusted Operating Income	60%	$838.0	85.09%	62.73%
Adjusted Free Cash Flow	30%	$411.8	72.12%	—
Corporate Revenue	10%	$4,568.5	94.36%	—
Total	100%			37.64%

The following table sets forth the threshold, target and maximum annual incentive award potential (assuming minimum, target, and maximum performance for all three performance metrics) and the actual payout amount for each of our NEOs for 2018.

	Threshold Award	Target Award	Maximum Award	Actual 2018 Award
Name	(% of 2018 Salary) (1)	(% of 2018 Salary)	(% of 2018 Salary) (2)	% of 2018 Salary	Payout Amount

Marvin S. Edwards, Jr.	62.5%	125.0%	286.3%	47.05%	$513,406

Alexander W. Pease	42.5%	85.0%	194.7%	31.99%	$149,964

Mark A. Olson	42.5%	85.0%	194.7%	31.99%	$68,250

Morgan C.S. Kurk	42.5%	85.0%	194.7%	31.99%	$183,956

Peter U. Karlsson	42.5%	85.0%	194.7%	31.99%	$182,356

Frank B. Wyatt, II	35.0%	70.0%	160.3%	26.35%	$140,954

Frank M. Drendel	25.0%	50.0%	114.5%	18.82%	$114,796
(1)	The threshold award reflects minimum performance of all three performance metrics (AOI, Adjusted Free Cash Flow and Corporate Revenue).
(2)	The maximum award reflects achievement of the stretch goal for the corporate revenue metric.

Equity Incentive Awards

The Compensation Committee believes that key employees who are in a position to make a substantial contribution to the long-term success of the Company and to build stockholder value should have a significant and on-going stake in the Company’s success. In determining equity incentive award grants, the Committee considered market practices among comparable companies as well as our compensation objectives and the desired role of equity compensation in the total compensation of our NEOs. Based on this review, the Compensation Committee decided to grant our NEOs an equally weighted mix of stock options, RSUs and PSUs. The key features of our 2018 NEO equity awards are described in greater detail below.

Vehicle	Target Value as a Percent of Total Equity Awards	Overview of Key Terms
Stock Options	33.33%

•   Vest and become exercisable in equal installments annually over three years subject to continuous service of the NEO

•   Stock options have a 10-year term and an exercise price equal to the closing price of our common stock on the grant date

•   Pro rata vesting upon retirement

RSUs	33.33%	• Vest in equal installments annually over three years, subject to the continuous service of the NEO • Convertible into shares of common stock upon vesting
AOI PSUs	16.67%

•NEOs can earn between 0% and 200% of the granted units based on 2018 AOI

•Earned PSUs will vest on the second anniversary of the grant date subject to the continuous service of the NEO

•Convertible into shares of common stock upon vesting

Revenue PSUs	16.67%

•NEOs can earn between 0% and 200% of the granted units based on cumulative revenue for 2018-2020

•Earned PSUs will vest in full on the third anniversary of the grant date subject to the continuous service of the NEO

•Convertible into shares of common stock upon vesting

Our Compensation Committee believes that our approach to executive equity grants supports our compensation objectives and effectively aligns the interests of our executives with those of our stockholders. In particular, RSUs reinforce retention objectives and support a clear ownership mentality among executives, with long-term alignment with investors’ interests. In addition, PSUs granted in 2018 provide a targeted form of performance measurement over both a one-year time horizon (with an additional year of service required to vest) and a three-year time horizon, while stock options are tied to our performance over a longer-term time horizon. These performance equity vehicles reward executives for strong execution of our strategic plan as well as an ability to adapt to changing market conditions and generate sustained growth in stockholder value.

Our Compensation Committee generally approves the target value of executive equity grants in February of each year. Target grants are established as a dollar value, which is then converted into a number of stock options, RSUs and PSUs based on the closing price of our stock on the day prior to the grant date. In the case of stock options, the conversion of a target value into options relies on the Black Scholes value of our options as determined under ASC 718 accounting standards.

The target units granted to the NEOs by equity vehicle and the total grant date value are shown in the following table.

Name	Options (#)	RSUs (#)	AOI PSUs (#)	Revenue PSUs (#)	Total Grant Date Value ($)
Marvin S. Edwards, Jr.	157,232	60,858	30,429	30,429	6,999,914
Alexander W. Pease	32,916	12,671	6,336	6,335	1,499,989
Mark A. Olson	—	—	—	—	—
Morgan C.S. Kurk	33,692	13,041	6,521	6,520	1,499,972
Peter U. Karlsson	28,077	10,867	5,434	5,433	1,249,945
Frank B. Wyatt, II	20,215	7,824	3,912	3,912	899,935
Frank M. Drendel	25,157	9,737	4,869	4,868	1,119,963

As illustrated below, the AOI threshold, target and maximum performance levels for the 2018 PSUs with the AOI performance metric were equal to the performance goals approved for the 2018 AIP. Based on 2018 AOI of $838.0 million, the performance factor was 62.7% for the 2018 PSU awards.

Performance Metric	Weighting		Threshold	Target	Maximum
Adjusted Operating Income	100%	Value	$787.9	$984.9	$1,181.8
		% of Target Performance	80%	100%	120%
		% of Target Payout	50%	100%	200%

PSUs based on the three-year cumulative revenue achievement granted in 2018 will be earned based on our cumulative revenue during 2018, 2019 and 2020. Targets were established and approved by the Compensation Committee prior to the grant date and actual performance will be evaluated and disclosed following the end of 2020.

Supplemental Executive Retirement Plan

We maintain a nonqualified Supplemental Executive Retirement Plan (SERP) that is intended to provide retirement benefits to certain of our executive officers. This plan has been closed to new participants since 2005. Messrs. Edwards, Karlsson, Wyatt and Drendel participate in the SERP. For additional information regarding the SERP, see below under “Nonqualified Deferred Compensation Plans for 2018.”

Employee Benefits and Perquisites

Our NEOs are eligible to participate in the same plans as substantially all other of our U.S. employees which include medical, dental, vision and short-term and long-term disability insurance and a Health Savings Plan. We also maintain the CommScope, Inc. Retirement Savings Plan, or the 401(k) plan, in which substantially all our U.S. employees, including our NEOs, are eligible to participate. We currently contribute 2% of the participant’s base salary and bonus to the 401(k) plan and provide matching contributions of up to 4% of the participant’s base salary and bonus, which provides for up to a maximum of 6% of the participant’s base salary and bonus, subject to certain statutory limitations ($275,000 for 2018). In addition, we provide our NEOs with a supplemental term life insurance policy. We provide these benefits due to their relatively low cost and the high value they provide in attracting and retaining talented executives.

Deferred Compensation Plan

We offer a voluntary non-qualified deferred compensation plan (DCP) that permits a group of our management, including the NEOs, to defer up to 90% of their annual compensation (including base salary, AIP and Sales Incentive Plan (SIP) awards). For additional information regarding the DCP, see below under “Nonqualified Deferred Compensation.”

Employment, Severance and Change in Control Arrangements

Each of Messrs. Edwards and Drendel has an employment agreement, and each of Messrs. Pease, Kurk, Karlsson and Wyatt has a severance protection agreement. The employment agreements entitle the executives to certain compensation and benefits, and both the employment agreements and severance protection agreements entitle the executives to receive certain payments and benefits upon a qualifying termination of employment, including a qualifying termination of employment in connection with a change in control of the Company, as described below under “—Potential Payments upon Termination or Change in Control.”

Other Compensation policies

Compensation Recoupment (“Clawback”) Policy

We have a compensation recoupment policy that provides that, in the event of an accounting restatement due to material noncompliance with financial reporting requirements, the Company will, as directed by the Compensation Committee in its discretion, require executive officers to reimburse compensation in an amount deemed appropriate by the Compensation Committee. The policy applies to executive officers of the Company, including our NEOs, who, at any time during the three-year period preceding the accounting restatement, received payment of non-equity incentive compensation or realized compensation from equity incentive awards, based on the erroneous financial data.

Hedging and Pledging Policies

We have an Insider Trading policy to guide our employees and directors in complying with securities laws and avoid the appearance of improper conduct. In 2018, we amended our Insider Trading policy to strengthen the restrictions on hedging and pledging activities. Our amended policy specifically prohibits all persons subject to the policy, including our NEOs and directors, from entering into hedging or monetization transactions involving CommScope securities such as covered calls, collars and forward sale contracts, and from purchasing CommScope securities on margin, holding CommScope securities in a margin account or pledging CommScope securities. In addition, all of our Section 16 officers and directors, and certain other designated employees, are prohibited from trading in exchange traded options of CommScope securities.

Stock Ownership Guidelines

We maintain stock ownership guidelines for our executive officers and the non-employee members of our Board of Directors. These guidelines were established to align with industry practice and to affirm to stockholders that our executives and directors have a meaningful long-term position in the Company and a longer-term view of its performance. The following table summarizes our stock ownership guidelines, which were based on market and peer group data and were adopted following consultation with our independent compensation consultant.

Multiple of Salary Target
CEO	5x annual base salary
Chairman, CFO & COO	3x annual base salary
Designated Executive Officers	2x annual base salary
Non-Employee Directors	5x base retainer (excluding committee fees)

The value of an executive’s or non-employee director’s stock ownership is measured as of December 31 of each year by reference to the 30-day average closing price of our stock on the Nasdaq Stock Market and using each individual’s base salary or base retainer then in effect.

Current and new executive officers and non-employee directors who are subject to these guidelines are expected to reach their target ownership level within five years of the date on which the guidelines were adopted or the date on which they became subject to the guidelines and to hold at least such minimum value in shares of our common stock, RSUs or vested stock options for so long as applicable.  All our executive officers and directors have met or are on track to meet their ownership requirements within the five-year period.

Compensation Tables

Summary Compensation Table for 2018

The following table provides information regarding the compensation that we paid our NEOs for services rendered during the fiscal years ended December 31, 2018, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)

Marvin S. Edwards, Jr.	2018	1,091,250	—	4,666,591	2,333,323	513,406	58,843	229,932	8,893,345
President and Chief	2017	1,056,250	—	4,666,664	2,333,328	215,594	47,318	180,211	8,499,365
Executive Officer	2016	1,022,500	—	2,666,635	1,440,581	2,007,551	44,566	444,142	7,625,975

Alexander W. Pease	2018	468,750	—	999,995	499,994	149,964	—	5,838	2,124,541
Executive VP and
Chief Financial Officer

Mark A. Olson	2018	213,333	1,900	—	—	68,250	—	169,093	452,576
Former Executive VP and	2017	634,995	—	999,978	499,986	88,135	—	16,560	2,239,654
Chief Financial Officer (6)	2016	614,985	—	799,975	428,677	821,063	—	16,260	2,680,960

Morgan C.S. Kurk	2018	575,000	—	999,983	499,989	183,956	—	60,425	2,319,353
Executive VP and
Chief Operating Officer

Peter U. Karlsson	2018	570,000	—	833,282	416,663	182,356	20,004	95,793	2,118,098
Senior VP	2017	549,994	—	833,290	416,661	76,337	15,915	83,510	1,975,707
Global Sales (7)	2016	531,232	—	519,999	280,641	584,084	15,044	157,057	2,088,057

Frank B. Wyatt, II	2018	535,000	—	599,944	299,991	140,954	28,659	90,753	1,695,301
Senior VP, Chief Legal	2017	516,249	—	599,926	299,998	59,009	23,358	75,849	1,574,389
Officer and Secretary	2016	501,246	500	489,971	265,066	551,114	23,407	147,614	1,978,918

Frank M. Drendel	2018	610,000	1,100	746,633	373,330	114,796	101,366	97,863	2,045,088
Chairman of the Board	2017	590,000	—	746,642	373,332	48,171	84,765	85,070	1,927,980
of Directors	2016	571,250	—	746,654	404,874	448,631	91,115	142,526	2,405,050

(1)      Amounts represent payments for service award and retiree gift in 2018 for Mr. Olson (25 years), service award in 2018 for Mr. Drendel (45 years) and service award in 2016 for Mr. Wyatt (20 years).

(2)

Amounts represent the grant date fair value of equity awards, which was computed in accordance with FASB ASC Topic 718 without regard to estimated forfeitures related to service-based vesting conditions. Refer to Note 12 in the Notes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018 for information regarding the assumptions used to value these awards. The grant date fair value of the 2018 RSUs and PSUs was determined by reference to the $38.34 closing price of our common stock on the March 1, 2018 grant date and $39.46 on the April 2, 2018 grant date. The grant date fair value of the PSU awards considered the target number of units awarded to each NEO and the anticipated performance outcome as of the grant date. The actual 2018 performance factor for the AOI PSUs was 62.7%. Assuming that the highest level of performance conditions had been achieved, the grant date fair values of the 2018 PSUs would have increased by $2,333,296 for Mr. Edwards, $499,998 for Mr. Pease, $499,992 for Mr. Kurk, $416,641 for Mr. Karlsson, $299,972 for Mr. Wyatt and $373,317 for Mr. Drendel.

(3)	Amount represents AIP bonus payments by performance year. The AIP bonus payments for our NEOs in 2018, 2017 and 2016 were 37.6%, 16.3%, and 157.1% of target, respectively.
(4)	Amounts represent the portion of the aggregate earnings under the SERP that are “above market.”

(5)	The following table shows all amounts included in the “All Other Compensation” column for 2018 for each NEO:
	All Other Compensation
Name	Company Contribution to 401(k) Plan ($)	Company Contribution under SERP ($)	Life Insurance Premiums ($)	Relocation Reimbursement ($)	Retiree Premiums ($)	Vacation Payout ($)	Total ($)

Marvin S. Edwards, Jr.	16,500	213,198	234	—	—	—	229,932

Alexander W. Pease	5,500	—	338	—	—	—	5,838

Mark A. Olson	16,500	—	135	—	50,000	102,458	169,093

Morgan C.S. Kurk	16,500	—	360	43,565	—	—	60,425

Peter U. Karlsson	10,080	85,353	360	—	—	—	95,793

Frank B. Wyatt, II	16,500	73,893	360	—	—	—	90,753

Frank M. Drendel	16,500	81,219	144	—	—	—	97,863

Note: Retiree Premiums reflects total cost to the Company assuming Mr. Olson continues coverage under a legacy retiree health benefit program for a maximum of five years.

(6)	Mr. Olson retired from his position as Executive Vice President and Chief Financial Officer May 1, 2018.
(7)	Mr. Karlsson became Senior Vice President, Business Transformation in December of 2018 and is no longer a Section 16 Officer upon close of the ARRIS acquisition on April 4, 2019.

Grants of Plan-Based Awards in 2018

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock and
Name	Grant Date (1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Option Awards ($/sh)	Option Awards ($)

Marvin S. Edwards, Jr.
2018 AIP(2)		682,031	1,364,063	3,123,703	—	—	—	—	—	—	—
2018 RSU(3)	3/1/2018	—	—	—	—	—	—	60,858	—	—	2,333,295
2018 PSU - AOI(4)	3/1/2018	—	—	—	15,215	30,429	60,858	—	—	—	1,166,648
2018 PSU - Revenue(5)	3/1/2018	—	—	—	15,215	30,429	60,858	—	—	—	1,166,648
2018 Stock Option(6)	3/1/2018	—	—	—	—	—	—	—	157,232	38.34	2,333,323

Alexander W. Pease
2018 AIP(2)		199,219	398,438	912,422	—	—	—	—	—	—	—
2018 RSU(3)	4/2/2018	—	—	—	—	—	—	12,671	—	—	499,997
2018 PSU - AOI(4)	4/2/2018	—	—	—	3,168	6,336	12,672	—	—	—	250,019
2018 PSU - Revenue(5)	4/2/2018	—	—	—	3,168	6,335	12,670	—	—	—	249,979
2018 Stock Option(6)	4/2/2018	—	—	—	—	—	—	—	32,916	39.46	499,994

Mark A. Olson
2018 AIP(2)		90,667	181,333	415,253	—	—	—		—	—	—

Morgan C.S. Kurk
2018 AIP(2)		244,375	488,750	1,119,238	—	—	—	—	—	—	—
2018 RSU(3)	3/1/2018	—	—	—	—	—	—	13,041	—	—	499,991
2018 PSU - AOI(4)	3/1/2018	—	—	—	3,261	6,521	13,042	—	—	—	250,015
2018 PSU - Revenue(5)	3/1/2018	—	—	—	3,260	6,520	13,040	—	—	—	249,977
2018 Stock Option(6)	3/1/2018	—	—	—	—	—	—	—	33,692	38.34	499,989

Peter U. Karlsson
2018 AIP(2)		242,250	484,500	1,109,505	—	—	—	—	—	—	—
2018 RSU(3)	3/1/2018	—	—	—	—	—	—	10,867	—	—	416,641
2018 PSU - AOI(4)	3/1/2018	—	—	—	2,717	5,434	10,868	—	—	—	208,340
2018 PSU - Revenue(5)	3/1/2018				2,717	5,433	10,866	—	—	—	208,301
2018 Stock Option(6)	3/1/2018	—	—	—	—	—	—	—	28,077	38.34	416,663

Frank B. Wyatt, II
2018 AIP(2)		187,250	374,500	857,605	—	—	—	—	—	—	—
2018 RSU(3)	3/1/2018	—	—	—	—	—	—	7,824	—	—	299,972
2018 PSU - AOI(4)	3/1/2018	—	—	—	1,956	3,912	7,824	—	—	—	149,986
2018 PSU - Revenue(5)	3/1/2018	—	—	—	1,956	3,912	7,824	—	—	—	149,986
2018 Stock Option(6)	3/1/2018	—	—	—	—	—	—	—	20,215	38.34	299,991

Frank M. Drendel
2018 AIP(2)		152,500	305,000	698,450	—	—	—	—	—	—	—
2018 RSU(3)	3/1/2018	—	—	—	—	—	—	9,737	—	—	373,317
2018 PSU - AOI(4)	3/1/2018	—	—	—	2,435	4,869	9,738	—	—	—	186,677
2018 PSU - Revenue(5)	3/1/2018	—	—	—	2,434	4,868	9,736	—	—	—	186,639
2018 Stock Option(6)	3/1/2018	—	—	—	—	—	—	—	25,157	38.34	373,330

(1)

The equity awards granted on March 1, 2018 were approved by the Compensation Committee on February 13, 2018, and the equity awards granted to Mr. Pease on April 2, 2018, at the start of his employment, were approved on February 15, 2018 by unanimous written consent of the Compensation Committee.

(2)

Reflects the range of awards that could potentially have been earned during 2018 under our AIP. The “Threshold” column represents the minimum amount payable when threshold performance is met for all three performance metrics. The amounts actually earned are included under the column entitled “—Non-Equity Incentive Plan Compensation” in our Summary Compensation Table for 2018.

(3)	Reflects RSUs granted in 2018. These grants vest in equal annual installments over three years beginning on March 1, 2019.

(4)

Reflects potential share payouts with respect to PSUs (AOI performance metric) granted in 2018 at threshold, target and maximum. The “Threshold” column represents the minimum amount payable (50% of target payout) when threshold performance is met. The “Target” column represents the amount payable (100% of target payout) if the specified performance targets are reached. The “Maximum” column represents the maximum amount payable (200% of target payout). To the extent the performance goals are met, earned shares vest on March 1, 2020. The performance is measured based on the AOI for 2018 and based on such performance, 62.7% of the PSUs granted are eligible to vest.

(5)

Reflects potential share payouts with respect to PSUs (Cumulative Revenue performance metric) granted in 2018 at threshold, target and maximum. The “Threshold” column represents the minimum amount payable (50% of target payout) when threshold performance is met. The “Target” column represents the amount payable (100% of target payout) if the specified performance targets are reached. The “Maximum” column represents the maximum amount payable (200% of target payout). To the extent the performance goals are met, earned shares vest on March 1, 2021. The performance is measured based on the Cumulative Revenue for 2018 through 2020 and will be assessed after the completion of 2020.

(6)

Reflects stock options granted in 2018. These grants vest in equal annual installments over three years beginning on March 1, 2019. These options have a ten-year term and provide pro rata vesting upon retirement.

Narrative Supplement to Summary Compensation Table for 2018 and Grants of Plan Based Awards in 2018 Table

The terms of our cash incentive plans and equity incentive awards are described under “—2018 Compensation Actions” above, our employment and severance agreements are described under “—Potential Payments upon Termination or Change in Control—Employment and Severance Protection Agreements” below, and our nonqualified deferred compensation plans are described under “—Nonqualified Deferred Compensation for 2018” below.

Outstanding Equity Awards at December 31, 2018

The following table provides information regarding outstanding stock options and stock awards held by our NEOs as of December 31, 2018.

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (3)	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)

Marvin S. Edwards, Jr.	1/26/2010	29,147	(1)	—	—	8.55	1/20/2020	—	—	—	—
	1/26/2011	1,389,033	(1)	—	—	5.74	1/26/2021	—	—	—	—
	2/24/2015	94,088	(1)	—	—	30.76	2/24/2025	—	—	—	—
	2/23/2016	73,888	(2)	36,945	—	24.94	2/23/2026	48,722	798,554	—	—
	2/27/2017	49,508	(2)	99,017	—	37.97	2/27/2027	40,968	671,466	—	—
	3/1/2018	—		157,232	—	38.34	3/1/2028	79,937	1,310,167	30,429	498,731

Alexander W. Pease	4/2/2018	—		32,916	—	39.46	4/2/2028	16,644	272,795	6,335	103,831

Mark A. Olson	1/26/2011	8,141	(1)	—	—	5.74	5/1/2020	—	—	—	—
	2/24/2015	25,157	(1)	—	—	30.76	5/1/2020	—	—	—	—
	2/23/2016	24,937	(2)	—	—	24.94	5/1/2020	—	—	—	—
	2/27/2017	13,260	(2)	—	—	37.97	5/1/2020	—	—	—	—

Morgan C.S. Kurk	2/24/2015	12,409	(1)	—	—	30.76	2/24/2025	—	—	—	—
	2/23/2016	9,384	(2)	4,693	—	24.94	2/23/2026	6,189	101,438	—	—
	2/27/2017	5,658	(2)	11,316	—	37.97	2/27/2027	4,682	76,738	—	—
	3/1/2018	—		33,692	—	38.34	3/1/2028	17,130	280,761	6,520	106,863

Peter U. Karlsson	2/24/2015	18,113	(1)	—	—	30.76	2/24/2025	—	—	—	—
	2/23/2016	14,408	(2)	7,204	—	24.94	2/23/2026	9,501	155,721	—	—
	2/27/2017	8,840	(2)	17,682	—	37.97	2/27/2027	7,316	119,909	—	—
	3/1/2018	—		28,077	—	38.34	3/1/2028	14,275	233,967	5,433	89,047

Frank B. Wyatt, II	2/24/2015	17,610	(1)	—	—	30.76	2/24/2025	—	—	—	—
	2/23/2016	13,576	(2)	6,789	—	24.94	2/23/2026	8,953	146,740	—	—
	2/27/2017	6,365	(2)	12,731	—	37.97	2/27/2027	5,267	86,326	—	—
	3/1/2018	—		20,215	—	38.34	3/1/2028	10,277	168,440	3,912	64,118

Frank M. Drendel	3/24/2009	280,143	(1)	—	—	2.96	3/24/2019	—	—	—	—
	1/20/2010	410,811	(1)	—	—	8.55	1/20/2020	—	—	—	—
	1/26/2011	639,678	(1)	—	—	5.74	1/26/2021	—	—	—	—
	2/24/2015	27,673	(1)	—	—	30.76	2/24/2025	—	—	—	—
	2/23/2016	20,688	(2)	10,345	—	24.94	2/23/2026	13,643	223,609	—	—
	2/27/2017	7,921	(2)	15,843	—	37.97	2/27/2027	6,555	107,436	—	—
	3/1/2018	—		25,157	—	38.34	3/1/2028	12,790	209,628	4,868	79,787

(1)	Represents options which were fully vested as of December 31, 2018.
(2)

Represents options granted in 2016, 2017, and 2018. These options vest and become exercisable, subject to the continued employment of the NEO, annually over three years beginning on the first anniversary of the grant date, except with respect to Mr. Pease’s 2018 grant, which was granted at the start of his employment on April 2, 2018 and will vest and become exercisable beginning on March 1, 2019, concurrent with the other NEOs. Pro rata vesting occurs upon retirement.

(3)	The options expire on the tenth anniversary of the date of grant. Mr. Olson’s grants expire two years after his retirement.

(4)

Represents RSUs granted in 2016, 2017, and 2018 and PSUs granted in 2016 and 2018 that are eligible for vesting. The RSUs vest, subject to the continued employment of the NEO, annually over three years beginning on the first anniversary of the grant date, except with respect to Mr. Pease’s 2018 grant, which was granted at the start of his employment on April 2, 2018 and will vest and become exercisable beginning on March 1, 2019, concurrent with the other NEOs. The 2016 PSUs vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date, subject to continued employment of the NEO. The actual performance factor was 115.6% for the 2016 awards. Half of the PSUs granted in 2018 are subject to one-year AOI goals based on 2018 performance. AOI for 2018 exceeded the PSU threshold level, and therefore 62.7% of the PSUs granted subject to AOI goals are eligible to vest. The 2018 PSUs with AOI goals vest and become exercisable on March 2, 2020.

(5)	Represents half of the PSUs granted in 2018 subject to three-year Cumulative Revenue goals based on 2018-2020 performance. These PSUs vest and become exercisable on March 1, 2021.

Option Exercises and Stock Vested for 2018

The following table provides information concerning the exercise of stock options and vesting of stock awards during the year ended December 31, 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Marvin S. Edwards, Jr.	160,000	4,096,910	98,541	3,825,916

Alexander W. Pease	—	—	—	—

Mark A. Olson	—	—	26,850	1,041,919

Morgan C.S. Kurk	—	—	12,399	481,290

Peter U. Karlsson	—	—	18,805	730,000

Frank B. Wyatt, II	—	—	17,075	662,526

Frank M. Drendel	178,983	3,195,610	25,548	990,981

Nonqualified Deferred Compensation for 2018

The Nonqualified Deferred Compensation table reflects information about the SERP and the DCP for 2018.

SERP

The SERP is an unfunded defined contribution type retirement plan maintained for the benefit of a select group of our management and/or highly compensated employees. The SERP provides for an annual credit by the Company to each participating NEO’s account in an amount equal to 5% of such participant’s base salary and AIP bonus for the respective year up to a cap (which in 2018 was $275,000), plus 15% of the amount in excess of the cap. Equity-based compensation is not taken into account for purposes of the SERP. In addition to annual contributions, participants’ accounts generally accrue interest each year. We review the interest rate annually and set the interest rate for 2018 at 5%. There have been no participants added to the SERP since 2005.

There are generally no payments to participants from the SERP until retirement at age 55 or older with at least 10 years of service, or at age 65 without regard to any service requirement. Pursuant to the terms of the SERP, a participant generally will receive the full value of his or her account balance upon the participant’s termination or resignation for any reason once eligible for retirement. However, participants (or participant’s beneficiaries, in the case of a participant’s death) may also receive benefits prior to retirement in the following situations: (1) if the participant dies before retirement; (2) if the participant experiences a disability (as defined in the SERP) before beginning to receive any SERP benefits; (3) if the participant’s employment is involuntarily terminated, for reasons other than for cause; or (4) if the participant terminates employment for any reason other than for cause within two years after a change in control of the Company. Payment to the SERP participants generally occurs the first day of the seventh month following separation from service, except that payments resulting from termination following a change in control or terminations due to disability are paid as soon as practicable following such termination.

Messrs. Edwards, Karlsson, Wyatt and Drendel are vested in their SERP accounts and eligible for retirement, so they would receive their account balance if their employment terminated for any reason.

DCP

The DCP permits a select group of our management, including the NEOs, to defer up to 90% of their compensation (including base salary and AIP or SIP bonus payments). Participants may invest the amounts credited to their accounts in one or more notional investments that are substantially the same as the investment offerings provided under our 401(k) plan. Participants’ accounts are 100% vested at all times and we do not provide matching or other Company contributions to the DCP. In general, a participant may elect to receive a distribution in a lump sum or annual installments over a period of two to ten years, which distribution will commence, per the participant’s election, as follows:

•

For deferrals attributable to any period before December 31, 2016, as soon as practical following (i) the participant’s separation from service, or (ii) the earlier of (A) a specific date which occurs no earlier than two years from the end of the year in which the compensation is credited, or (B) the date of his or her separation (provided that if separation is due to retirement, payments will commence as of the elected specified date).

•

For deferrals attributable to any period on or after January 1, 2017, as soon as practical following (i) the first day of the seventh month after the participant’s separation from service, (ii) the earlier of (A) a specific date which occurs no earlier than two years, and no later than five years, from the end of the year in which the compensation is credited, or (B) the first day of the seventh month after his or her separation (provided that if separation is due to retirement, payments will commence as of the elected specified date), or (iii) a specified interval of one to five years following his or her separation (provided that this payment election is only available with respect to lump sum payments).

Upon a participant’s death or disability, or upon the occurrence of a change in control of the Company, the participant’s entire balance will be paid to him or her (or the participant’s estate or beneficiary, as applicable) in a lump sum.

The following table depicts the value of benefits accumulated by our NEOs under the SERP and the DCP as of December 31, 2018.

Nonqualified Deferred Compensation Table

Name	Plan	Executive contributions in last fiscal year(1)($)	Registrant contributions in last fiscal year(2)($)	Aggregate earnings (loss) in last fiscal year(3)($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last fiscal year end(4)($)

Marvin S. Edwards, Jr.	SERP	—	213,198	163,453	—	3,645,706
	DCP	—	—	(119,825)	—	2,841,679

Alexander W. Pease	DCP	—	—	—	—	—

Mark A. Olson	DCP	—	—	4,688	—	1,871,562

Morgan C.S. Kurk	DCP	274,832	—	(21,530)	—	253,302

Peter U. Karlsson	SERP	—	85,353	55,567	—	1,252,261
	DCP	658,559	—	(123,399)	—	2,104,316

Frank B. Wyatt, II	SERP	—	73,893	79,608	—	1,745,657
	DCP	—	—	—	—	—

Frank M. Drendel	SERP	—	81,219	281,573	—	5,994,257
	DCP	—	—	—	—	—

(1)

Reflects executive contributions made in 2018 for salary deferral and executive contributions made in 2018 for deferral of AIP bonus payments as included in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column.

(2)

Registrant contributions to the SERP are equal to 5% of participant’s base salary and AIP bonus payment up to a cap (which in 2018 was $275,000), plus 15% of the amount in excess of the cap. Contributions to the SERP are included in the Summary Compensation Table in the “All Other Compensation” column. The Company does not provide matching or other Company contributions to the DCP.

(3)

With respect to the SERP, the portion of the aggregate earnings that are “above market” is included in the Summary Compensation table in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column.

(4)	Includes amounts that were reported in the Summary Compensation Table for 2018, 2017 and 2016.

Potential Payments upon Termination or Change in Control

Employment and Severance Protection Agreements

Each of our NEOs is party to an employment agreement or severance protection agreement that entitles him to receive certain payments upon a qualifying termination of employment.

Employment Agreements with Mr. Edwards

We are party to an employment agreement with Mr. Edwards. His agreement is on a one-year term automatically renewing on December 31 of each year, unless the Company gives written notice of non-renewal at least 90 days prior to such date. Pursuant to the agreement, in the event Mr. Edwards’ employment is terminated by the Company by notice of non-renewal of the term of the agreement, by the Company for any reason other than for cause or disability or by the executive for good reason, in each case regardless of whether a change in control has occurred. Mr. Edwards will be entitled to receive his accrued compensation and each of the following:

•

severance pay in an amount equal to two times the sum of (A) his then current base salary, and (B) his base salary multiplied by 1.25, payable in equal monthly installments over two years (the Termination Benefits Period) or, upon termination within twenty-four months following a change in control, in a lump sum;

•

a prorated bonus under the AIP for the fiscal year in which his termination of employment occurs, based on actual performance and payable at the same time the Company pays bonuses to its other executive officers;

•

a cash payment equal to the cost we would have incurred had he continued group medical, dental, vision and/or prescription drug benefit coverage for himself and his eligible dependents during the Termination Benefits Period, payable in periodic installments in accordance with our payroll practice (the Medical Coverage Payments); and

•

if at the end of the Termination Benefits Period, he is not employed by another entity (including self-employment), then for six months (or his earlier re-employment) he will receive (i) an additional monthly payment equal to one-twelfth of the sum of (A) his base salary and (B) his base salary multiplied by 1.25, and (ii) continuation of the Medical Coverage Payments (provided that such Medical Coverage Payments will not cease upon re-employment unless the executive obtains such coverage or benefits pursuant to the subsequent employer’s benefit plans).

For purposes of Mr. Edwards’ agreement, “good reason” includes material breach of the agreement, a material diminution in duties, failure to continue in his role as sole President and CEO without his prior written consent, any reduction in salary or target bonus opportunity, relocation of his place of employment by more than twenty-five miles without his prior written consent and our failure to nominate him to our Board.

If Mr. Edwards’ employment is terminated by the Company for cause or disability, by reason of his death or by the executive other than for good reason, we will pay to the executive his accrued compensation. In addition, in the event of Mr. Edwards’ death, his estate will be entitled to receive a prorated bonus under the AIP for the fiscal year in which his death occurs, payable at the same time the Company pays bonuses to its other executive officers and based on actual performance.

Severance Protection Agreement with Messrs. Pease, Karlsson and Kurk

We are also party to a severance protection agreement with each of Mr. Pease, Mr. Karlsson and Mr. Kurk. Each agreement is on a two-year term automatically renewing on January 1 of each year unless the Company or the executive gives notice of non-renewal at least ninety (90) days prior to such date, except that the term may not expire prior to 24 months following a change in control of the Company (as defined in the agreement). Pursuant to the agreement, in the event that the executive’s employment is terminated within 24 months after a change in control of the Company (i) by the Company for any reason other than for cause or disability or (ii) by the executive for good reason (which definition includes, among other things, an adverse change in status or duties and a reduction in salary), the executive will be entitled to receive accrued compensation and each of the following:

•

severance pay in an amount equal to one times base salary for Mr. Karlsson and Mr. Kurk, or, for Mr. Pease, equal to two times the sum of (A) his then current base salary, and (B) his target annual bonus under the AIP for the year in which the termination occurs or for the immediately preceding year, if the target bonus for the year in which the termination occurs has not been approved at the time of termination;

•	a prorated bonus for the fiscal year in which his termination occurs, based on the actual bonus that would have been payable to him for the year in which the termination occurs; and
•	payment for continuation of the executive’s and his dependents’ health benefits under COBRA for 12 months (the Termination Benefits Period).

If the executive’s employment is terminated by the Company within 24 months after a change in control for disability or by reason of his death, he will receive a pro rata bonus for the year of termination, based on the actual bonus that would have been payable to him for the year in which the termination occurs.

Further, if the executive’s employment is terminated by the Company other than for cause at any time prior to the date of a change in control of the Company and such termination (i) occurred after we entered into a definitive agreement, the consummation of which would constitute a change in control of the Company or (ii) the executive reasonably demonstrates that such termination was at the request of a third party who has indicated an intention or has taken steps reasonably calculated to effect a change in control, such termination will be deemed to have occurred after a change in control.

Severance Protection Agreement with Mr. Wyatt

We are also party to a severance protection agreement with Mr. Wyatt. This severance protection agreement is on a 1-year term automatically renewing on January 1 of each year unless the Company or Mr. Wyatt gives notice of non-renewal at least ninety (90) days prior to such date, except that the term may not expire prior to 24 months following a change in control of the Company (as defined in the agreement). Pursuant to the agreement, in the event Mr. Wyatt’s employment is terminated within 24 months after a change in control of the Company (i) by the Company for any reason other than for cause or disability or (ii) by Mr. Wyatt for good reason (which definition includes, among other things, an adverse change in status or duties, a reduction in salary or benefits, and a relocation of Mr. Wyatt’s place of employment by more than twenty-five miles), Mr. Wyatt will be entitled to receive accrued compensation and each of the following:

•

severance pay in an amount equal to one and one-half times Mr. Wyatt’s then current base salary plus one and one-half times the target annual incentive payable to Mr. Wyatt under the AIP for the fiscal year immediately preceding the fiscal year of termination of employment;

•

a prorated bonus under the AIP for the fiscal year in which his termination occurs, based on the actual bonus paid or payable to Mr. Wyatt under the AIP in respect of the year immediately preceding the year of termination of employment;

•	continuation of Mr. Wyatt’s and his dependents’ and beneficiaries’ life insurance, disability, medical, dental and hospitalization benefits for 18 months (the Termination Benefits Period);
•

if, at the end of the Termination Benefits Period, Mr. Wyatt is not employed by another employer (including self-employment), then for six months (or his earlier re-employment with another entity) he will receive (i) an additional monthly payment equal to one-twelfth of his then current base salary plus one-twelfth of the target annual incentive payable to Mr. Wyatt for the fiscal year immediately preceding the fiscal year of termination of employment, and (ii) continuation of the benefits discussed in the bullet above (provided that such benefits will not cease upon re-employment unless Mr. Wyatt obtains such coverage or benefits pursuant to the subsequent employer’s benefit plans); and

•

reimbursement for (i) outplacement assistance services (up to 25% of the sum of Mr. Wyatt’s then-current year salary and prior year target bonus), (ii) tax and financial planning assistance (up to $2,000) and (iii) relocation expenses under certain circumstances.

If Mr. Wyatt’s employment is terminated by the Company within 24 months after a change in control of the Company for cause or disability, by reason of his death or by Mr. Wyatt other than for good reason, we will pay to Mr. Wyatt his accrued compensation and any earned but unpaid bonus or incentive compensation. In addition, in the case of a termination of employment by the Company for disability or due to Mr. Wyatt’s death, he will receive a pro rata bonus for the year of termination based on the actual bonus paid or payable to Mr. Wyatt under the AIP in respect of the year immediately preceding the year of termination.

Further, if Mr. Wyatt’s employment is terminated by the Company other than for cause at any time prior to the date of a change in control of the Company and such termination (i) occurred after we entered into a definitive agreement, the consummation of which would constitute a change in control of the Company or (ii) Mr. Wyatt reasonably demonstrates that such termination was at the request of a third party who has indicated an intention or has taken steps reasonably calculated to effect a change in control of the Company, such termination will be deemed to have occurred after a change in control.

Employment Agreement with Mr. Drendel

Mr. Drendel’s employment agreement is a one-year term automatically renewing on December 31 of each year unless the Company or Mr. Drendel gives written notice of non-renewal at least 90 days prior to such date. Pursuant to the agreement, in the event his employment is terminated by the Company by notice of non-renewal of the term of the agreement, by the Company for any reason other than for cause or by Mr. Drendel for any reason, in each case regardless of whether a change in control has occurred, he will be entitled to receive his accrued compensation and each of the following: (i) an amount (the Severance Payment) equal to two times the sum of (X) his base salary and (Y) his base salary multiplied by 0.50, payable in a lump sum payment within thirty days following termination; and (ii) a cash payment equal to the cost the Company would have incurred had he continued group medical, dental, vision and/or prescription drug benefit coverage for himself for 24 months following his termination of employment, payable in periodic installments in accordance with our payroll practice.

If Mr. Drendel’s employment is terminated by the Company for cause or by reason of his death, we will pay to him his accrued compensation. In addition, in the event of Mr. Drendel’s death, his estate will be entitled to receive the Severance Payment payable in a lump sum payment within thirty days following his death.

280G Tax Gross-Up Provisions

The employment agreements with Messrs. Edwards and Drendel and the severance protection agreement with Mr. Wyatt provide for a gross-up payment by the Company in the event that the total payments the executive receives under the agreement, or otherwise (for example, due to accelerated vesting of equity), are subject to the excise tax under Section 4999 of the Internal Revenue Code. In such an event, we will pay an additional amount so that the executive is made whole on an after-tax basis from the effect of the excise tax. Messrs. Pease’s, Kurk’s and Karlsson’s severance protection agreements do not contain any provision with respect to gross-up payments or cut-backs in the event of such excise taxes.

Restrictive Covenants

Messrs. Edwards’ and Drendel’s employment agreements each contain cooperation and confidentiality covenants that apply during and following the executives’ respective employment with the Company. The agreements also contain certain non-compete and non-solicitation obligations that continue for a certain period following termination of employment, as follows: 24 months, in the case of Mr. Edwards and up to an additional six months if the Mr. Edwards continues to receive the benefits discussed above following the conclusion of his Termination Benefits Period), and 60 months, in the case of Mr. Drendel. Messrs. Pease’s, Kurk’s, Karlsson’s and Wyatt’s severance protection agreements do not contain any restrictive covenants.

Severance Policy

We maintain a general severance policy that applies to all U.S. and Canada based employees.  Pursuant to this policy, employees may receive severance benefits and a COBRA or Retirement Health supplement in the event of an involuntary separation due to a reduction in force, lack of work, closure of a facility, or position elimination.  No severance benefits are paid in the event of a voluntary resignation, involuntary termination for cause, termination due to a sale of assets or operations if the employee is offered continued employment with the acquiror in the same general work location, or position elimination if the employee is offered a comparable or better position in the same general work location.  The severance period varies based on job level and years of service and cannot exceed 52 weeks.

The following table sets forth the estimated amount of the payments and benefits each of our NEOs would receive under the termination of employment scenarios identified therein, in each case assuming a termination of employment on December 31, 2018. The payments and benefits described and quantified below are in addition to the compensation and benefits that would already be vested upon an NEO’s termination of employment, including accrued but unpaid salary, accrued but unused vacation pay, amounts previously earned and deferred under the DCP and payments and benefits accrued under the 401(k) plan and the SERP.

As noted above, Mr. Olson retired in April 2018. Mr. Olson did not receive any severance upon retirement. Mr. Olson is eligible to participate in a retiree health benefit program for legacy employees of Andrew Corporation.  This is not an executive-only program and applies to all U.S. based legacy Andrew employees who as of August 31, 2004 were 45 years of age or older and had a minimum of 10 years of service.  Under the program, Mr. Olson can continue medical, dental and vision benefits for him, his spouse and eligible dependents for up to age 65 or until covered by Medicare, whichever occurs first.  The Company’s cost under the program is limited to the average cost of $10,000 per participant, and Mr. Olson is responsible for costs above this amount.  The Company’s cost under the program, assuming that Mr. Olson continues to participate for five years, when he turns age 65, would be $50,000.

Name	Payment	Termination for Cause ($)	Resignation Without Good Reason ($)		Death or Disability ($)		Termination Without Cause or Resignation for Good Reason Prior to a Change in Control ($)		Termination Without Cause or Resignation for Good Reason After a Change in Control ($)

Marvin S. Edwards, Jr.	Cash severance(1)	—	—		—		6,187,500		6,187,500
	Pro rata bonus	—	513,406	(2)	513,406	(3)	513,406	(2)	1,364,063	(4)
	Benefit continuation(1)	—	—		—		30,363		30,363
	Gross-Up(5)	—	—		—		—		—
	Total	—	513,406		513,406		6,731,269		7,581,926

Alexander W. Pease	Cash severance	—	—		—		156,250	(6)	2,046,875
	Pro rata bonus	—	—		149,964	(2)	—		398,438	(4)
	Benefit continuation	—	—		—		3,954	(6)	15,817
	Total	—	—		149,964		160,204		2,461,130

Morgan C.S. Kurk	Cash severance	—	—		—		431,250	(6)	1,063,750
	Pro rata bonus		—		183,956	(2)	—		488,750	(4)
	Benefit continuation	—	—		—		4,153	(6)	5,537
	Total	—	—		183,956		435,403		1,558,037

Peter U. Karlsson	Cash severance	—	—		—		575,000	(6)	1,059,500
	Pro rata bonus	—	182,356	(2)	182,356	(2)	182,356	(2)	484,500	(4)
	Benefit continuation	—	—		—		16,067	(6)	16,067
	Total	—	182,356		182,356		773,423		1,560,067

Frank B. Wyatt, II	Cash severance	—	—		—		540,000	(6)	1,802,748	(1)
	Pro rata bonus	—	140,954	(2)	140,954	(2)	140,954	(2)	374,500	(4)
	Benefit continuation	—	—		—		15,817	(6)	31,634	(1)
	Other Benefits(7)	—	—		—		—		227,344
	Gross-Up(5)	—	—		—		—		—
	Total	—	140,954		140,954		696,771		2,436,226

Frank M. Drendel	Cash severance	—	1,845,000		1,845,000		1,845,000		1,845,000
	Pro rata bonus	—	114,796	(2)	114,796	(2)	114,796	(2)	305,000	(4)
	Benefit continuation	—	11,258		—		11,258		11,258
	Gross-Up(5)	—	—		—		—		—
	Total	—	1,971,054		1,959,796		1,971,054		2,161,258

(1)

Assumes that the executive is not self-employed or employed by another entity at the end of the Termination Benefits Period and, accordingly, receives an additional six months of severance and an additional six months of benefits continuation.

(2)

Pursuant to the terms of the AIP, participants are eligible to receive, in the discretion of the Compensation Committee, a pro rata portion of their award, based upon actual achievement of applicable performance objectives, if their employment is terminated due to death, disability or retirement (at age 65 or at age 55 with at least 10 years of service with the Company, or earlier with prior approval of the Company). As of December 31, 2018, each of Messrs. Edwards, Karlsson, Wyatt and Drendel was retirement eligible under the AIP.  Amounts shown in the table assume that the Compensation Committee approved such pro rata payouts.

(3)	Pursuant to Mr. Edwards’ agreement, he would receive a pro rata bonus, based upon actual achievement of applicable performance objectives, upon a termination due to death, but not due to disability.
(4)

Pursuant to the terms of the AIP, in the event of a change in control of the Company (as defined in the AIP), within 30 days thereafter, we will pay to each participant immediately prior to such change in control (regardless of whether such participant remains in the employ of the Company following the change in control) an award equal to his or her target incentive for the AIP plan cycle then underway (prorated to the date of the change in control).  Pursuant to the agreements with the NEOs other than Mr. Drendel, in the event of a termination of employment following a change in control, the executive would receive a pro rata bonus based on actual achievement of applicable performance objectives (or, for Mr. Wyatt, actual performance for the prior year’s bonus).  Because actual performance was less than target performance, amounts shown in the table reflect the 2018 target amount under the AIP.

(5)	Estimate of gross-up payment also assumes acceleration of vesting our outstanding and unvested equity incentive awards, see below discussion under the heading “—Equity Incentive Awards.”
(6)	Assumes that severance is paid pursuant to the general severance policy for U.S. employees.
(7)

Reflects reimbursement of outplacement expenses and for tax and financial planning services. Note that, in certain circumstances, Mr. Wyatt would also be entitled to reimbursement for costs of relocation following a termination of employment; however, estimates of these costs are not included in the amounts above.

SERP

Pursuant to the terms of the SERP, a participant generally will receive the full value of his account balance upon his termination or resignation for any reason once he is eligible for retirement, subject to applicable 409(A) payment delay. Messrs. Edwards, Karlsson, Wyatt and Drendel are vested in their SERP accounts and eligible for retirement so they would receive the amounts shown in the column of the Nonqualified Deferred Compensation table entitled “Aggregate balance at last fiscal year end” were their employment terminated for any reason on December 31, 2018.

The value of their SERP accounts is based on an assumed effective date of December 31, 2018 shown in the column of the Nonqualified Deferred Compensation table entitled “Aggregate balance at last fiscal year end.”

Payment to the SERP participants generally occurs on the first day of the seventh month following termination, except that payments resulting from termination following a change in control of the Company or terminations due to death or disability are paid as soon as practicable following such termination.

Equity Incentive Awards

The non-qualified option award agreements and the RSU award agreements under which the NEOs received awards in February 2016 or later provide that all awards granted pursuant to those award agreements will become immediately vested and, in the case of option awards, become fully exercisable, in the event of any of the following:

•	the termination of a participant’s service due to death or disability,
•	a change in control of the Company in which the awards are not assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control, or
•

a change in control of the Company in which the awards are assumed or equitably converted, but the participant’s employment is terminated without “cause” or the participant resigns for “good reason” within two years following the change in control.

The PSU agreements under which the NEOs received grants in February 2016 or later provide for similar treatment as described above for the options and RSUs, provided that if the participant’s death or disability occurs during the performance period, the PSUs will be prorated and will vest based on actual achievement over the performance period. In the event of a change in control of the Company in which the awards are not assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control, or a change in control of the Company in which the awards are assumed or equitably converted, but the participant’s employment is terminated without “cause” or the participant resigns for “good reason” within two years following the change in control, the PSUs will be prorated and will vest based on deemed performance of target level if the change of control falls within the first half of the performance period or based on the actual performance measured at the date of the change in control if the change in control falls within the second half of the performance period.

The following table presents the value (based on the Company’s closing stock price on December 31, 2018 of $16.39 or in the case of options, the excess of such closing stock price over the exercise price) of equity awards that would become vested upon a termination due to death or disability, a change in control in which the awards are not assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control, or a change in control in which the awards are assumed or equitably converted but the participant’s employment is terminated without “cause” or the participant resigns for “good reason” within two years following the change in control of the Company, assuming that any such events had occurred on December 31, 2018. The amounts for PSUs granted in 2018 with the AOI performance metric are based on actual performance of 62.7%, and the amounts for PSUs with the Cumulative Revenue metric are based on target performance. The achievement for 2016 and 2017 grants was 115.6% and 0%, respectively.

	Change in Control			Death or Disability
	Options ($)	PSU ($)	RSU ($)	Options ($)	PSU ($)	RSU ($)

Marvin S. Edwards, Jr.	—	957,708	1,961,015	—	957,708	1,961,015

Alexander W. Pease	—	94,190	207,678	—	94,190	207,678

Morgan C.S. Kurk	—	161,272	327,587	—	161,272	327,587

Peter U. Karlsson	—	179,358	354,974	—	179,358	354,974

Frank B. Wyatt, II	—	151,077	268,238	—	151,077	268,238

Frank M. Drendel	—	214,008	348,827	—	214,008	348,827

Compensation-Related Risk Assessment

Our Compensation Committee, with the assistance of our management, through the human resources, finance and legal departments, has analyzed the potential risks arising from our compensation policies and practices and has determined that there are no such risks that are reasonably likely to have a material adverse effect on the Company.

CEO Pay Ratio

Under Commission rules, we are required to calculate and disclose the ratio of our median employee’s annual total compensation to the total annual compensation of our Chief Executive Officer.

To identify our median employee for purposes of reporting the CEO pay ratio, we compiled a list of all worldwide full-time, part-time, seasonal and temporary employees employed by us and our consolidated subsidiaries as of October 31, 2017. The compensation measure we used to determine our median employee included annual base salary as of October 31, 2017; an estimate of overtime based on average overtime worked considering the job position and country of the employee; and incentive compensation based on targets. We believe this compensation measure is a reasonable measure that can be consistently applied to our over 20,000 employees across the world in order to yield an accurate representation of our median employee. There has been no change in our employee population or compensation arrangements that we believe would significantly impact our pay ratio disclosure.  Accordingly, as permitted under Commission rules, we are using the same median employee.

Mr. Edwards had 2018 annual total compensation of $8,893,345 as reflected in the Summary Compensation Table. Our median employee’s annual total compensation for 2018, calculated in the same manner as Mr. Edwards’ annual total compensation, was $12,917. As a result, Mr. Edwards’ annual total compensation is 688 times that of our median employee.

We have a team of over 20,000 employees to serve customers in over 100 countries through a network of more than 30 manufacturing and distribution facilities strategically located around the globe. We utilize lower-cost geographies for high labor content products while investing in largely automated plants in higher-cost regions close to customers. Most of our manufacturing employees are located in lower-cost geographies such as Mexico, China, India and the Czech Republic and are compensated at the market rate based on their geographic location and their job type. This drives a higher pay ratio between our median employee and our Chief Executive Officer when compared to companies with primarily U.S. operations or those manufacturers that are not as labor intensive. We believe this pay ratio is a reasonable estimate calculated in a manner consistent with Commission rules.

compensation committee interlocks and insider participation

During the year ended December 31, 2018, our Compensation Committee consisted of Messrs. Gray (Chair), Krause and Watts. None of the members of our Compensation Committee are or have been officers or employees of the Company. During the year ended December 31, 2018, none of our executive officers served as a member of the Board of Directors or Compensation Committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our Board of Directors or our Compensation Committee.

Director Compensation

Directors who are employees of the Company receive no additional compensation for their service on our Board of Directors or its committees. Non-employee directors are each paid a basic cash retainer per year for service on our Board of Directors, payable quarterly, plus an additional amount for serving as a chair or member of a committee. The Lead Independent Director receives an additional cash retainer annually. We also reimburse non-employee directors for reasonable out-of-pocket expenses in the performance of their duties as directors. Non-employee directors received equity-based awards, in the form of stock options (if granted prior to our IPO in 2013) or RSUs (if granted subsequent to our IPO) at the time of their election to our Board of Directors. In addition, our non-employee directors receive an annual grant of RSUs to be granted on the date of the annual stockholders’ meeting. The RSUs vest on the first anniversary of the grant date. If a director joins the Board or changes roles between stockholders’ meetings, the director fees and stock retainer are prorated. The Non-Employee Director Compensation Plan was changed on February 20, 2019. The basic cash retainer was increased to $90,000, with no changes to supplemental cash retainers, and the annual stock retainer was increased to $180,000 effective February 20, 2019. When approving changes to the level and composition of the Directors’ compensation, the Compensation Committee considered market data from the compensation peer group and input from the independent consultant.

The following tables summarize our non-employee director compensation for 2018:

Annual Non-Employee Director Compensation
Basic Cash Retainer	$ 80,000
Supplemental Cash Retainers:
Lead Independent Director	$ 30,000
Audit Committee Chair(1)	$ 30,000
Audit Committee Member	$ 15,000
Compensation Committee Chair(1)	$ 20,000
Compensation Committee Member	$ 10,000
Nominating and Corporate Governance Committee Chair(1)	$ 15,000
Nominating and Corporate Governance Committee Member	$ 10,000
Annual Stock Retainer(2)	$ 160,000
(1)	Amount includes both the supplemental cash retainer for serving as the committee chair and the supplemental cash retainer for serving as a member of such Committee.
(2)	The number of RSUs granted as the annual stock retainer is determined based upon closing price of the underlying shares of our common stock on the date of grant.

Director Compensation Table for 2018

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)

Austin A. Adams	95,000	159,993	254,993

Stephen C. Gray(1)	98,760	159,993	258,753

L. William Krause	100,000	159,993	259,993

Joanne M. Maguire	95,000	159,993	254,993

Thomas J. Manning	95,000	159,993	254,993

Claudius E. Watts IV(1)	131,240	159,993	291,233

Timothy T. Yates	110,000	159,993	269,993
(1)	Effective February 14, 2018, Mr. Gray was appointed Chair and Mr. Watts remained a member of our Compensation Committee.
(2)	We granted each non-employee director 5,712 RSUs in 2018 which will vest May 4, 2019.

Director Option Exercises and Stock Vested for 2018

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Austin A. Adams	—	—	4,470	125,205

Stephen C. Gray	28,575	949,327	4,470	125,205

L. William Krause(1)	—	—	4,470	125,205

Joanne M. Maguire	—	—	4,470	125,205

Thomas J. Manning	—	—	4,470	125,205

Claudius E. Watts IV	—	—	5,623	169,976

Timothy T. Yates	—	—	4,470	125,205
(1)	As of December 31, 2018, Mr. Krause held fully vested options to purchase 28,575 shares of our common stock at $5.74 per share.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors consists of the four directors named below, each of whom meets the independence standards of Nasdaq and the rules of the Commission.

The Compensation Committee of the Board of Directors has reviewed and discussed with management the “Compensation Discussion and Analysis,” or CD&A, section of this 2018 Annual Report on Form 10-K required by Item 402(b) of Regulation S-K promulgated by the Commission. Based on the Committee’s review and discussions with management, the Committee recommended to the Board of Directors that the CD&A be included in the Company’s 2018 Annual Report on Form 10-K.

Stephen C. Gray (Chair)
L. William Krause
Claudius E. Watts, IV Campbell R. Dyer

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information with respect to the beneficial ownership of our common stock and Series A Convertible Preferred Stock as of April 12, 2019 by:

•	each of our NEOs;
•	each of our directors;
•	all our directors and executive officers as a group; and
•	each individual or entity known to own beneficially more than 5% of the capital stock.

We had 193,467,296 shares of common stock and 1,000,000 shares of Series A Convertible Preferred Stock outstanding as of April 12, 2019. None of the executive officers or directors named in the table below owned, beneficially or of record, any shares of the Company’s Series A Convertible Preferred Stock. The amounts and percentages of shares beneficially owned are reported based on Commission regulations governing the determination of beneficial ownership of securities. Under the Commission rules, an individual or entity is deemed to be a “beneficial” owner of a security if that individual or entity has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. An individual or entity is also deemed to be a beneficial owner of any securities of which that individual or entity has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are not deemed to be outstanding for purposes of computing the ownership percentage of any other individual or entity. Under these rules, more than one individual or entity may be deemed to be a beneficial owner of securities as to which such individual or entity has no economic interest. Except as otherwise indicated in the footnotes to the table below, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the shares of capital stock and the business address of each such beneficial owner, unless otherwise noted, is c/o CommScope Holding Company, Inc., 1100 CommScope Place, SE, Hickory, NC 28602.

Name of Beneficial Owner	Common Stock		Options to Purchase Common Stock (1)	RSUs (2)	Total Shares of Common Stock Beneficially Owned	Percentage of Class
Executive Officers and Directors:
Marvin S. Edwards, Jr. President, Chief Executive Officer and Director	258,857		1,774,527	—	2,033,384	1.04%
Bruce W. McClelland Executive Vice President and Chief Operating Officer	—		—	—	—	*
Alexander W. Pease Executive Vice President and Chief Financial Officer	53,659	(3)	10,972	—	64,631	*
Mark A. Olson Former Executive Vice President and Chief Financial Officer	39,253		71,495	—	110,748	*
Morgan C.S. Kurk Executive Vice President and Chief Technology Officer	35,823		49,032	—	84,855	*
Peter U. Karlsson Senior Vice President, Business Transformation	28,299		66,765	—	95,064	*
Frank B. Wyatt, II Senior Vice President, Chief Legal Officer and Secretary	72,030		57,443	—	129,473	*
Frank M. Drendel Chairman of the Board	2,525,444	(4)	1,133,422	—	3,658,866	1.88%
Austin A. Adams Director	22,146		—	5,712	27,858	*
Daniel F. Akerson Director	—		—	613	613	*
Campbell R. Dyer Director	—		—	—	—	*
Stephen C. Gray Director	14,064		—	5,712	19,776	*
L. William Krause Director	14,064		28,575	5,712	48,351	*
Joanne M. Maguire Director	10,809		—	5,712	16,521	*
Thomas J. Manning Director	14,306		—	5,712	20,018	*
Claudius E. Watts IV Director	60,623		—	5,712	66,335	*
Timothy T. Yates Director	39,067		—	5,712	44,779	*
Directors and executive officers as a group (19 persons)	3,216,072		3,219,821	40,597	6,476,490	3.29%

*       Denotes less than 1%

(1)	Includes options to purchase shares of common stock that are currently exercisable or will become exercisable within 60 days of April 12, 2019.
(2)	Includes restricted stock units that will vest and become exercisable within 60 days of April 12, 2019.
(3)	Includes 75 shares held in a custodial account for Mr. Pease’s daughter.
(4)	Includes 85,050 shares held in three separate guarantor retained annuity trusts established by Mr. Drendel and 133,330 shares held by the trusts of the deceased spouse of Mr. Drendel.

	Common Stock		Series A Convertible Preferred Stock
Name and Address of Beneficial Owner	Total Number of Shares	Percentage of Class	Total Number of Shares	Percentage of Class
Large Stockholders:
The Carlyle Group LP(1) 1001 Pennsylvania Avenue, NW Washington, DC 20004			1,000,000	100.00%
The Vanguard Group(2) 100 Vanguard Blvd. Malvern, PA 19355	17,497,023	9.04%
Franklin Resources, Inc.(3) One Franklin Parkway San Mateo, CA 94403	14,767,744	7.63%
Wellington Management Company LLP(4) 280 Congress Street Boston, MA 02210	11,359,471	5.87%
FPR Partners, LLC(5) 199 Fremont Street, Suite 2500 San Francisco, CA 94105	11,177,830	5.78%
BlackRock, Inc.(6) 55 East 52nd Street New York, NY 10055	10,791,649	5.58%
Maverick Capital, Ltd. (7) 1900 N. Pearl Street, 20th Floor Dallas, TX 75201	9,752,234	5.04%
JPMorgan Chase & Co.(8) 270 Park Avenue New York, NY 10017	9,678,765	5.00%

(1)

According to Schedule 13D filed on April 4, 2019 by Carlyle Group Management LLC., The Carlyle Group LP, Carlyle Holdings I GP Inc., Carlyle Holdings I GP Sub LLC., Carlyle Holdings I LP, TC Group, LLC., TC Group Sub LP, TC Group VII S1, LLC., TC Group VII S1, LP, and Carlyle Partners VII S1 Holdings, LP (“Carlyle Partners VII”). As of April 12, 2019, the shares of Series A Convertible Preferred Stock held by Carlyle Partners VII were convertible into 36,363,636 shares of common stock.

(2)

According to a Schedule 13G filed by The Vanguard Group on February 11, 2019, reporting beneficial ownership of our common stock as of December 31, 2018. The shares listed in the table are beneficially owned by the following subsidiaries of The Vanguard Group: Vanguard Fiduciary Trust Company and Vanguard Investments Australia, Ltd. The Vanguard Group has sole voting power with respect to 128,099 of the shares, shared voting power with respect to 67,230 of the shares, sole dispositive power with respect to 17,305,070 of the shares, and shared dispositive power over 191,953 of the shares.

(3)

According to a Schedule 13G filed jointly by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr., and Templeton Global Advisors Limited on January 25, 2019, reporting beneficial ownership of our common stock as of December 31, 2018. According to the Schedule 13G, Franklin Resources, Inc. is a parent holding company or control person, and the shares listed in the table are beneficially owned by the following subsidiaries of Franklin Resources, Inc.: Fiduciary Trust Company International, Templeton Asset Management Ltd., Franklin Templeton Investments Corp., Franklin Templeton Investment Management Limited, Templeton Investment Counsel, LLC, Franklin Templeton Investments Australia Limited, Franklin Templeton Investments (Asia) Ltd., and Templeton Asset Management Ltd. According to the Schedule 13G, Charles B. Johnson and Rupert H. Johnson, Jr. are the Principal Stockholders of Franklin Resources, Inc. The address for Franklin Resources, Inc., Charles B. Johnson and Rupert H. Johnson, Jr. is listed in the table. The address for Templeton Global Advisors Limited is Templeton Building, Lyford Cay, Nassau, Bahamas.

(4)

According to a Schedule 13G on February 12, 2019 by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP, and Wellington Management Company LLP, reporting beneficial ownership of our common stock as of December 31, 2018.  According to the Schedule 13G, Wellington Management Group LLP is a parent holding company or control person with shared power to vote or to direct the vote of 9,720,869 of the shares listed in the table and shared power to dispose or direct the disposition of 11,359,471 of the shares. The shares listed in the table are beneficially owned by the following subsidiaries of Wellington Management Group LLP: Wellington Management Company LLP – IA; Wellington Management Canada LLC – IA; Wellington Management Singapore Pte Ltd – IA; Wellington Management Hong Kong Ltd – IA; Wellington Management International Ltd – IA; Wellington Management Japan Pte Ltd – IA; and Wellington Management Australia Pty Ltd – IA.

(5)

According to a Schedule 13G/A filed jointly by FPR Partners, LLC, Andrew Raab and Bob Peck on February 14, 2019, reporting beneficial ownership of our common stock as of December 31, 2018. According to the Schedule 13G/A, FPR Partners, LLC is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and, as such, may be deemed to have beneficial ownership of 11,177,830 shares of our common stock through the investment discretion it exercises over its clients’ accounts. Andrew Raab and Bob Peck are the Senior Managing Members of FPR Partners, LLC. FPR Partners, LLC has the sole voting and dispositive power, and Andrew Raab and Bob Peck each have shared voting and dispositive power, over the 11,177,830 shares reported on the Schedule 13G/A.

(6)

According to a Schedule 13G filed on February 8, 2019 by BlackRock, Inc., reporting beneficial ownership of our common stock as of December 31, 2018.  According to the Schedule 13G, BlackRock, Inc. is a parent holding company or control person with the sole power to vote or to direct the vote of 9,596,411 of the shares listed in the table and sole power to dispose or direct the disposition of 10,791,649 of the shares. The shares listed in the table are beneficially owned by the following subsidiaries of BlackRock, Inc.: BlackRock Life Limited, BlackRock International Limited, BlackRock Advisors, LLC, BlackRock (Netherlands) B.V., BlackRock Institutional Trust Company, National Association, BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Asset Management Schweiz AG, BlackRock Investment Management, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock (Luxembourg) S.A., BlackRock Investment Management (Australia) Limited, BlackRock Advisors (UK) Limited, BlackRock Fund Advisors, BlackRock (Singapore) Limited, BlackRock Fund Managers Ltd.

(7)

According to a Schedule 13G filed on February 14, 2019 by Maverick Capital, Ltd., Maverick Capital Management, LLC, Lee S. Ainslie III, and Andrew H. Warford, reporting beneficial ownership of our common stock as of December 31, 2018. The address of the principal business office of (i) Maverick Capital, Ltd. and Maverick Capital Management, LLC is 1900 N. Pearl Street, 20th Floor, Dallas, Texas 75201, and (ii) Mr. Ainslie and Mr. Warford is 767 Fifth Avenue, 11th Floor, New York, New York 10153. According to the Schedule 13G, Maverick Capital, Ltd. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and, as such, may be deemed to have beneficial ownership of 9,752,234 shares of our common stock through the investment discretion it exercises over its clients’ accounts.  Maverick Capital Management, LLC is the General Partner of Maverick Capital, Ltd.  Mr. Ainslie is the manager of Maverick Capital Management, LLC.  Mr. Warford serves as the Chairman of the Stock Committee of Maverick Capital, Ltd.

(8)

According to a Schedule 13G/A filed by JPMorgan Chase & Co. on January 18, 2019, reporting beneficial ownership of our common stock as of December 31, 2018.  According to the Schedule 13G, JPMorgan Chase & Co. is a parent holding company or control person with the sole power to vote 9,537,088 of the shares and shared power to vote 2,099 of the shares, sole power to direct the disposition of 9,673,116 of the shares and shared power to direct the disposition of 3,538 of the shares. The shares listed in the table are beneficially owned by the following subsidiaries of JPMorgan Chase & Co.: J.P. Morgan Trust Company of Delaware; J.P. Morgan Investment Management Inc.; JPMorgan Chase Bank, National Association; JPMorgan Asset Management (UK) Limited; and J.P. Morgan Private Investments Inc.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018, with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)

Equity compensation plans approved by security holders	4,652,359	$15.51	10,624,472

Equity compensation plans not approved by security holders	—	—	—

Total	4,652,359	$15.51	10,624,472

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Board has adopted a written statement of policy for the evaluation of and the approval, disapproval and monitoring of transactions involving us and “related persons.” For the purposes of the policy, “related persons” will include our executive officers, directors and director nominees or their immediate family members, or stockholders owning five percent or more of our outstanding common stock and their immediate family members.

The policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, the amount involved exceeds $120,000, and a related person had or will have a direct or indirect material interest. Pursuant to this policy, our management will present to our Audit Committee each proposed related person transaction, including all relevant facts and circumstances relating thereto. Our Audit Committee will then:

•	review the relevant facts and circumstances of each related person transaction, including the financial terms of such transaction, the benefits to us, the availability of other sources for comparable products or services, if the transaction is on terms no less favorable to us than those that could be obtained in arm’s-length dealings with an unrelated third party or employees generally and the extent of the related person’s interest in the transaction; and

•	consider the impact on the independence of any independent director and the actual or apparent conflicts of interest.

Any related person transaction may only be consummated if our Audit Committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. Certain types of transactions have been pre-approved by our Audit Committee under the policy. These pre-approved transactions include:

•	certain employment and compensation arrangements;
•	transactions where the related person’s interest is only as an employee (other than an executive officer), director or owner of less than ten percent (10%) of the equity in another entity;
•

transactions where the related person is an executive officer of another company and the aggregate amount involved does not exceed the greater of $200,000 or five percent (5%) of the total annual revenues of the other company;

•

charitable contributions to an organization, foundation or university at which the related person’s only relationship is as an employee, trustee or director, if the contribution is made pursuant to the Company’s policies and approved by someone other than the related person;

•

transactions where the interest of the related person arises solely from the ownership of a class of equity securities in our Company where all holders of such class of equity securities will receive the same benefit on a pro rata basis;

•	transactions determined by competitive bids;
•	certain regulated transactions involving the rendering of services at rates or charges fixed by law or governmental authority; and
•	certain transactions involving banking-related services such as services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.

No director may participate in the approval of a related person transaction for which he or she, or his or her immediate family members, is a related person.

Investment Agreement

On April 4, 2019, the Company issued 1,000,000 shares of Series A Convertible Preferred Stock to Carlyle for an aggregate purchase price of $1.0 billion, or $1,000 per share, pursuant to the Investment Agreement between the Company and Carlyle, dated November 8, 2018.

The Series A Convertible Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Dividends can be paid in cash, in kind with Series A Convertible Preferred Stock or any combination of the two options at the Company’s sole discretion.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of CommScope common stock at a conversion rate of 36.36 shares of common stock per share of Series A Convertible Preferred Stock (equivalent to $27.50 per common share). The conversion rate is subject to customary anti-dilution and other adjustments. At any time after the third anniversary of the issuance of the Series A Convertible Preferred Stock, if the volume weighted average price of CommScope’s common stock exceeds the mandatory conversion price of $49.50 for at least thirty trading days in any period of forty-five consecutive trading days (including the final five consecutive trading days of such forty-five day trading period), the Company has the option to convert all of the outstanding shares of Series A Convertible Preferred Stock into CommScope common stock. During the three months following the eight and one-half year anniversary of the Investment Agreement closing date and the three months following each anniversary thereafter, holders of the Series A Convertible Preferred Stock will have the right to require CommScope to redeem all or any portion of the Series A Convertible Preferred Stock at 100% liquidation preference plus all accrued and unpaid dividends. The redemption price is payable, at the Company’s option, in cash or a combination of cash and common stock subject to certain restrictions. Upon the occurrence of a change of control, the Company will have the right, subject to the rights of the holders of outstanding shares of Series A Convertible Preferred Stock to convert prior to such redemption, to redeem all of the Series A Convertible Preferred Stock for the greater of (i) an amount in cash equal to the sum of the liquidation preference of the Series A Convertible Preferred Stock, all accrued but unpaid dividends and, if the applicable redemption date is prior to the fifth anniversary of the first dividend payment date, the present value, discounted at a rate of 10%, of any remaining scheduled dividends through the five year anniversary of the first dividend payment date, assuming CommScope chose to pay such dividends in cash and (ii) the consideration the holders would have received if they had converted their shares of Series A Convertible Preferred Stock into common stock immediately prior to the change of control event.

Holders of Series A Convertible Preferred Stock are entitled to vote with the holders of common stock on an as-converted basis, voting together as a single class. Holders of Series A Convertible Preferred Stock are entitled to a separate class vote with respect to amendments to the Company’s organizational documents that have an adverse effect on the Series A Convertible Preferred Stock and the creation or classification of, or issuances by, the Company of securities that are senior to, or equal in priority with, the Series A Convertible Preferred Stock. So long as Carlyle or its affiliates beneficially own shares of Series A Convertible Preferred Stock and/or shares of common stock issued upon conversion of Series A Convertible Preferred Stock (Conversion Common Stock) that represent, in the aggregate and on an as-converted basis, at least 50% of Carlyle’s initial shares of Series A Convertible Preferred Stock on an as-converted basis, Carlyle has the right to designate two directors to be nominated by the Board for election to the Board. Until Carlyle no longer has the right to designate directors for election to the Board, it and its affiliates have committed to vote all of their shares of Series A Convertible Preferred Stock and/or common stock (i) in favor of director nominees recommended by the Board, (ii) against stockholder director nominees not approved and recommended by the Board, (iii) in favor of the Company’s say on pay proposal and other equity compensation proposals that have been approved by the compensation committee and (iv) in favor of the Company’s proposal for ratification of the appointment of the Company’s independent registered public accounting firm. With regard to all other matters submitted to the vote of stockholders, Carlyle and its affiliates are under no obligation to vote in the same manner as recommended by the Board or otherwise.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and certain of our officers. These indemnification agreements provide the directors and officers with contractual rights to indemnification and expense advancement which are, in some cases, broader than the specific indemnification provisions under Delaware law. We believe that these indemnification agreements are, in form and substance, substantially similar to those commonly entered into by similarly situated companies. A form of indemnification agreement is filed as an exhibit to our Annual Report on Form 10-K.

director independence

Nasdaq listing standards and our Corporate Governance Guidelines, which are available on our website as described above, require that the Board be comprised of a majority of directors who qualify as independent directors under applicable Nasdaq rules. The Board has determined that each of our non-employee directors, Austin A. Adams, Daniel F. Akerson, Campbell R. Dyer, Stephen C. Gray, L. William Krause, Joanne M. Maguire, Thomas J. Manning, Claudius E. Watts IV and Timothy T. Yates, is independent under applicable Nasdaq rules. The Board has determined that Marvin S. Edwards, Jr. and Frank M. Drendel are not independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees for professional services provided by EY and its affiliates for the audits of the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017, and other services rendered during the years ended December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Audit Fees	$7,565	$8,416

Audit-Related Fees	71	182

Tax Fees	492	692
All Other Fees	—	—
TOTAL	$8,128	$9,290

Audit Fees

Audit fees consist of the fees and expenses for professional services rendered for the audit of the Company’s annual consolidated financial statements, internal control audits, reviews of quarterly financial statements, statutory audits and related services. Audit fees also include fees and expenses for services associated with securities and debt offerings and filing registration statements with the Commission.

Audit-Related Fees

Audit-related fees consist of the fees and expenses for attest and related services that are not required under securities laws, audits of certain benefit plans and reviews of financial statements and other due diligence services pertaining to potential business acquisitions and dispositions, including accounting and financial reporting matters.

Tax Fees

Tax fees consist of the fees and expenses for tax compliance, primarily the preparation of original and amended tax returns, assistance with tax audits and related services of $406,000 in 2018 and $561,000 in 2017, and tax advisory services of $86,000 in 2018 and $131,000 in 2017.

All Other Fees

There were no other fees billed for professional services rendered by EY for the fiscal years 2018 or 2017.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services provided by the Company’s independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such services.

Under these policies and procedures, proposed services may be pre-approved on a periodic basis or individual engagements may be separately approved by the Audit Committee prior to the services being performed. In each case, the Audit Committee considers whether the provision of such services would impair the independent registered public accounting firm’s independence. All audit services, audit-related services and tax services provided by EY and its affiliates for 2018 and 2017 were pre-approved by the Audit Committee.

APPENDIX A – RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

CommScope management believes that presenting operating income, net income, diluted EPS and cash flow information excluding certain special items provides meaningful information to investors in understanding operating results and may enhance investors' ability to analyze financial and business trends, when considered together with the GAAP financial measures.  In addition, CommScope management believes that these non-GAAP financial measures allow investors to compare period to period more easily by excluding items that could have a disproportionately negative or positive impact on results in any particular period.

	Year Ended December 31,
	2014	2015	2016	2017	2018
Reconciliation of Adjusted Operating Income
Operating income, as reported	$566.4	$169.6	$567.6	$472.0	$450.0
Adjustments:
Amortization of purchased intangible assets	178.3	220.6	297.2	271.0	264.6
Restructuring costs, net	19.3	29.5	42.9	43.8	44.0
Equity-based compensation	21.1	28.7	35.0	41.9	44.9
Asset impairments	12.1	90.8	38.6	-	15.0
Purchase accounting adjustments(1)	(11.9)	81.7	0.6	-	-
Integration and transaction costs(2)	12.1	96.9	62.3	48.0	19.5
Total adjustments to operating income	231.0	548.2	476.6	404.7	388.0
Non-GAAP adjusted operating income	$797.4	$717.8	$1,044.2	$876.7	$838.0

Reconciliation of Adjusted Net Income
Income (loss) before income taxes, as reported	$317.1	$(62.0)	$272.6	$209.7	$170.7
Income tax expense, as reported	(80.3)	(8.9)	(49.7)	(16.0)	(30.5)
Net income (loss), as reported	$236.8	$(70.9)	$222.8	$193.8	$140.2
Adjustments:
Total pretax adjustments to operating income	231.0	548.2	476.6	404.7	388.0
Pretax amortization of deferred financing costs and OID(3)	32.4	22.3	21.4	25.4	17.3
Pretax acquisition related interest(3)	-	29.2	-	-	-
Pretax pension and postretirement benefit plan terminations(4)	-	-	-	-	25.0
Pretax foreign currency loss on entity liquidation(4)	-	-	-	-	14.0
Pretax loss on debt transactions(4)	93.9	-	17.8	16.0	-
Pretax net investment gains(4)	(12.3)	(2.7)	(0.5)	(9.0)	-
Tax effects of adjustments and other tax items(5)	(155.1)	(164.4)	(218.9)	(210.5)	(142.0)
Non-GAAP adjusted net income	$426.7	$361.7	$519.2	$420.4	$442.5

Diluted EPS, as reported	$1.24	$(0.37)	$1.13	$0.98	$0.72

Non-GAAP diluted EPS(6)	$2.23	$1.86	$2.64	$2.14	$2.27

Reconciliation of Adjusted Free Cash Flow
Cash flow generated by operating activities, as reported(7)	$394.7	$327.1	$640.2	$586.3	$494.1
Less: Additions to property, plant and equipment	(36.9)	(56.5)	(68.3)	(68.7)	(82.3)
Adjustments:
Capital spending for BNS acquisition integration	-	12.7	6.1	-	-
Cash paid for integration and transaction costs	-	96.1	64.8	50.6	-
Non-GAAP adjusted free cash flow(7)	$357.8	$379.4	$642.8	$568.2	$411.8
(1)	Reflects non-cash charges resulting from purchase accounting adjustments, including adjustments to the estimated fair value of contingent consideration payable.
(2)	Reflects integration costs primarily related to the acquisition of the BNS business, transaction costs related to potential and consummated acquisitions and costs related to secondary stock offerings.
(3)	Included in interest expense.

A-1

(4)	Included in other expense, net.
(5)

The tax rates applied to adjustments reflect the tax expense or benefit based on the tax jurisdiction of the entity generating the adjustment. There are certain items for which we expect little or no tax effect. Given the complexities of the U.S. tax legislation enacted in late 2017, we applied a non-GAAP effective tax rate of 35% for the fourth quarter 2017, consistent with the adjusted rate in prior quarters of 2017. Adjustments for 2016 reflect the exclusion of a decrease in a valuation allowance while 2015 adjustments reflect the exclusion of an increase in a valuation allowance.

(6)

Diluted shares used in the calculation of non-GAAP adjusted diluted EPS for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are 195.3 million, 196.8 million, 196.5 million, 194.2 million and 191.5 million, respectively.

(7)

2016 excess tax benefits on equity-based compensation have been reclassified in the cash flow statement as an operating activity rather than a financing activity in accordance with ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. In addition, 2014 and 2016 debt redemption premiums paid have been reclassified in the cash flow statement as a financing activity in accordance with ASU No. 2016-15, Cash Flow Classification of Certain Cash Receipts and Cash Payments.

Note: Components may not sum to total due to rounding.

A-2

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index of Exhibits

	Exhibit No.	Description

*	2.1

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

*	10.23

Form of Amended and Restated Severance Protection Agreement between CommScope, Inc. and certain executive officers entered into after 2015 (Incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 20, 2019). ***

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

*	21.1	List of Subsidiaries (Incorporated by Reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 20, 2019).
*	23.1

Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Incorporated by Reference to Exhibit 23.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 20, 2019).

**	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
**	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
*±	32.1

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

COMMSCOPE HOLDING COMPANY, INC

DATE: April 26, 2019	BY: /s/ Alexander W. Pease
Alexander W. Pease
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

e signed on the reverse side.) 1.1 14475