Form 10-Q
period 2019-03-31
CommScope Holding Company, Inc.
filed 2019-05-09
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	COMM	The NASDAQ Stock Market

As of May 2, 2019 there were 193,523,693 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

March 31, 2019

PART 1 -- FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited – In millions, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$1,099.5	$1,120.5
Cost of sales	687.7	709.1
Gross profit	411.8	411.4
Operating expenses:
Selling, general and administrative	199.2	185.1
Research and development	50.2	49.9
Amortization of purchased intangible assets	59.3	67.2
Restructuring costs, net	12.4	5.5
Total operating expenses	321.1	307.7
Operating income	90.7	103.7
Other income (expense), net	(5.7)	1.0
Interest expense	(97.5)	(59.8)
Interest income	11.8	1.4
Income (loss) before income taxes	(0.7)	46.3
Income tax expense	(1.6)	(12.6)
Net income (loss)	$(2.3)	$33.7

Earnings (loss) per share:
Basic	$(0.01)	$0.18
Diluted	$(0.01)	$0.17

Weighted average shares outstanding:
Basic	192.8	191.4
Diluted	192.8	195.5

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited – In millions)

	Three Months Ended
	March 31,
	2019	2018
Comprehensive income (loss):
Net income (loss)	$(2.3)	$33.7
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(9.7)	46.8
Pension and other postretirement benefit activity	(0.1)	(1.4)
Loss on hedging instruments	(1.5)	(0.6)
Total other comprehensive income (loss), net of tax	(11.3)	44.8
Total comprehensive income (loss)	$(13.6)	$78.5

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In millions, except share amounts)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$176.4	$458.2
Accounts receivable, less allowance for doubtful accounts of $19.5 and $17.4, respectively	957.6	810.4
Inventories, net	535.5	473.3
Prepaid expenses and other current assets	151.5	135.9
Total current assets	1,821.0	1,877.8
Property, plant and equipment, net of accumulated depreciation of $449.2 and $437.7, respectively	453.8	450.9
Goodwill	2,859.9	2,852.3
Other intangible assets, net	1,290.0	1,352.0
Funds restricted for acquisition	3,760.1	—
Other noncurrent assets	189.5	97.5
Total assets	$10,374.3	$6,630.5
Liabilities and Stockholders' Equity
Accounts payable	$475.3	$399.2
Accrued and other liabilities	429.6	291.4
Total current liabilities	904.9	690.6
Long-term debt	7,459.6	3,985.9
Deferred income taxes	79.9	83.3
Other noncurrent liabilities	185.4	113.9
Total liabilities	8,629.8	4,873.7
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: None	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000;
Issued and outstanding shares: 193,456,207 and 192,376,255,
respectively	2.0	2.0
Additional paid-in capital	2,393.9	2,385.1
Retained earnings (accumulated deficit)	(252.1)	(249.8)
Accumulated other comprehensive loss	(170.5)	(159.2)
Treasury stock, at cost: 7,060,763 shares and 6,744,082 shares,
respectively	(228.8)	(221.3)
Total stockholders' equity	1,744.5	1,756.8
Total liabilities and stockholders' equity	$10,374.3	$6,630.5

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In millions)

	Three Months Ended
	March 31,
	2019	2018
Operating Activities:
Net income (loss)	$(2.3)	$33.7
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation and amortization	83.7	89.4
Equity-based compensation	7.5	10.5
Deferred income taxes	(1.4)	(5.4)
Changes in assets and liabilities:
Accounts receivable	(150.7)	(71.1)
Inventories	(62.4)	(25.2)
Prepaid expenses and other assets	(24.5)	(24.5)
Accounts payable and other liabilities	136.8	15.4
Other	3.3	12.4
Net cash generated by (used in) operating activities	(10.0)	35.2
Investing Activities:
Additions to property, plant and equipment	(21.4)	(13.6)
Proceeds from sale of property, plant and equipment	0.6	3.0
Acquisition funds held in escrow	(3,750.0)	—
Cash paid for acquisitions, including purchase price adjustments, net of cash acquired	(11.0)	—
Net cash used in investing activities	(3,781.8)	(10.6)
Financing Activities:
Long-term debt repaid	(225.0)	—
Long-term debt proceeds	3,750.0	—
Debt issuance costs	(9.3)	—
Proceeds from the issuance of common shares under equity-based compensation plans	1.3	3.9
Tax withholding payments for vested equity-based compensation awards	(7.5)	(15.4)
Net cash generated by (used in) financing activities	3,509.5	(11.5)
Effect of exchange rate changes on cash and cash equivalents	0.5	5.6
Change in cash and cash equivalents	(281.8)	18.7
Cash and cash equivalent at beginning of period	458.2	454.0
Cash and cash equivalents at end of period	$176.4	$472.7

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited - In millions, except share amounts)

	Three Months Ended
	March 31,
	2019	2018
Number of common shares outstanding:
Balance at beginning of period	192,376,255	190,906,110
Issuance of shares under equity-based compensation plans	1,396,633	1,568,709
Shares surrendered under equity-based compensation plans	(316,681)	(397,141)
Balance at end of period	193,456,207	192,077,678
Common stock:
Balance at beginning and end of period	$2.0	$2.0
Additional paid-in capital:
Balance at beginning of period	$2,385.1	$2,334.1
Issuance of shares under equity-based compensation plans	1.3	3.9
Equity-based compensation	7.5	10.5
Balance at end of period	$2,393.9	$2,348.5
Retained earnings (accumulated deficit):
Balance at beginning of period	$(249.8)	$(396.0)
Net income (loss)	(2.3)	33.7
Cumulative effect of change in accounting principle	—	6.0
Balance at end of period	$(252.1)	$(356.3)
Accumulated other comprehensive income (loss):
Balance at beginning of period	$(159.2)	$(86.6)
Other comprehensive income (loss), net of tax	(11.3)	44.8
Balance at end of period	$(170.5)	$(41.8)
Treasury stock, at cost:
Balance at beginning of period	$(221.3)	$(205.6)
Net shares surrendered under equity-based compensation plans	(7.5)	(15.4)
Balance at end of period	$(228.8)	$(221.0)
Total stockholders' equity	$1,744.5	$1,731.4

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for these interim periods are not necessarily indicative of the results of operations to be expected for any future period or the full fiscal year.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Annual Report).

The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2018 Annual Report. Other than the changes described below to lease policies as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases, there were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2019.

Leases

The Company determines if a contract is a lease or contains a lease at inception. Right of use assets related to operating type leases are reported in other noncurrent assets and the present value of remaining lease obligations is reported in accrued and other liabilities and other noncurrent liabilities on the Consolidated Balance Sheets. CommScope does not currently have any financing type leases.

Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The majority of the Company’s leases do not provide an implicit rate; therefore, the Company uses the incremental borrowing rates applicable to the economic environment and the duration of the lease, based on the information available at commencement date, in determining the present value of future payments. The right of use asset for operating leases is measured using the lease liability adjusted for the impact of lease payments made prior to commencement, lease incentives received, initial direct costs incurred and any asset impairments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company remeasures and reallocates the consideration in a contract when there is a modification of the lease that is not accounted for as a separate contract. The lease liability is remeasured when there is a change in the lease term or a change in the assessment of whether the Company will exercise a lease option. The Company assesses right of use assets for impairment in accordance with its long-lived asset impairment policy.

The Company accounts for lease agreements with contractually required lease and non-lease components on a combined basis.  Lease payments made for cancellable leases, variable amounts that are not based on an observable index and lease agreements with an original duration of less than twelve months are recorded directly to lease expense.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Concentrations of Risk and Related Party Transactions

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for 10% of the Company’s total net sales during both the three months ended March 31, 2019 and 2018. Sales to Anixter primarily originate within the CommScope Connectivity Solutions (CCS) segment. No direct customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2019.

Product Warranties

The Company recognizes a liability for the estimated claims that may be paid under its customer warranty agreements to remedy potential deficiencies of quality or performance of the Company’s products. These product warranties extend over various periods, depending upon the product subject to the warranty and the terms of the individual agreements. The Company records a provision for estimated future warranty claims as cost of sales based upon the historical relationship of warranty claims to sales and specifically identified warranty issues. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Such revisions may be material.

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities:

	Three Months Ended
	March 31,
	2019	2018
Product warranty accrual, beginning of period	$15.6	$16.9
Provision for warranty claims	(0.5)	1.4
Warranty claims paid	(1.0)	(2.2)
Product warranty accrual, end of period	$14.1	$16.1

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. During the three months ended March 31, 2019, the Company assessed goodwill for impairment due to a change in reporting units in the CCS segment. As a result, the Company performed impairment testing for goodwill under the CCS segment reporting unit structure immediately before the change and determined that no impairment existed. The Company reallocated goodwill to the new reporting units and performed impairment testing for goodwill immediately after the change and determined no impairment existed. There were no goodwill impairments identified during the three months ended March 31, 2019 or 2018.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions, there were no definite-lived intangible or other long-lived asset impairments identified during the three months ended March 31, 2019 or 2018.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Income Taxes

The Company’s effective income tax rate was (242.6)% for the three months ended March 31, 2019. The Company recorded $1.6 million of income tax expense related to a $0.7 million pre-tax net loss for the period. The pre-tax net loss was driven by interest expense, restructuring costs and transaction and integration costs related to the acquisition of ARRIS International plc (ARRIS) (the Acquisition). Additional income tax expense was recorded as a result of final transition tax regulations issued in the United States (U.S.) during the quarter. The effective income tax rate was also unfavorably affected by losses in certain jurisdictions where the Company did not recognize tax benefits due to the likelihood of those benefits not being realizable. See Notes 2 and 12 for further discussion of the Acquisition and Note 6 for further discussion of the related financing. The impact of excess tax costs related to equity-based compensation awards was not material for the three months ended March 31, 2019.

The effective income tax rate of 27.2% for the three months ended March 31, 2018 was higher than the statutory rate of 21.0% primarily due to the effect of the provision for state income taxes, the impact of earnings in foreign jurisdictions that are taxed at rates higher than the U.S. statutory rate, the impact of the U.S. anti-deferral provisions and the impact of repatriation taxes. These increases to the effective tax rate were partially offset by the favorable impact of $4.3 million of excess tax benefits related to equity-based compensation awards.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on net income (loss) divided by the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares using the treasury stock method. Potentially dilutive common shares include outstanding equity-based awards (stock options, restricted stock units and performance share units). Certain outstanding equity-based compensation awards were not included in the computation of diluted earnings (loss) per share because the effect was either antidilutive or the performance conditions were not met (5.7 million shares and 0.5 million shares for the three months ended March 31, 2019 and 2018, respectively). Antidilutive securities for the three months ended March 31, 2019 included 2.7 million shares of equity-based awards which would have been considered dilutive if the Company had not been in a net loss position.

The following table presents the basis for the earnings (loss) per share computations (in millions, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income (loss)	$(2.3)	$33.7

Denominator:
Weighted average common shares outstanding - basic	192.8	191.4
Dilutive effect of equity-based awards	—	4.1
Weighted average common shares outstanding - diluted	192.8	195.5

Earnings (loss) per share:
Basic	$(0.01)	$0.18
Diluted	$(0.01)	$0.17

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Recent Accounting Pronouncements

Adopted During the Three Months Ended March 31, 2019

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases, and all subsequently issued clarifying guidance. The Company finalized the necessary changes to its accounting policies, processes, internal controls and information systems that were required to meet the new standard’s reporting and disclosure requirements. Under the new guidance, lessees are required to recognize assets and lease liabilities for the rights and obligations created by leased assets previously classified as operating leases. In July 2018, the FASB issued ASU No. 2018-11, which permitted entities to record the impact of adoption using a modified retrospective method with any cumulative-effect as an adjustment to retained earnings (accumulated deficit) as opposed to restating comparative periods for the effects of applying the new standard. The Company elected this transition approach; therefore, the Company’s prior period reported results are not restated to include the impact of this adoption. In addition, the Company elected the package of three transition practical expedients which alleviate the requirement to reassess embedded leases, lease classification and initial direct costs for leases commencing prior to the adoption date.

The adoption effect of the new guidance increased total assets and total liabilities in the Condensed Consolidated Balance Sheets by $98.8 million as of January 1, 2019 due to the addition of right-of-use assets and lease obligations for operating type leases, net of the elimination of existing prepaid rent, deferred rent and lease termination cost amounts. The adoption of the new standard did not materially affect the Condensed Consolidated Statements of Operations; and therefore, no cumulative effect adjustment was recorded. Adoption of the new standard also did not materially affect the Condensed Consolidated Statements of Cash Flows. See Note 4 for further discussion of the Company’s leasing activities.

On January 1, 2019, the Company adopted ASU No. 2017-04, Simplifying the Test of Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Under the new guidance, the Company will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize a goodwill impairment charge for the excess of the reporting unit’s carrying amount over its fair value, up to the amount of goodwill allocated to that reporting unit. Adoption of the new standard did not materially affect the Company’s consolidated financial statements.

On January 1, 2019, the Company adopted ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement (CCA) that is a Service Contract. The new guidance aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Adoption of the new standard did not materially impact the Company’s consolidated financial statements.

Issued but Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The new guidance replaces the current incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method. ASU No. 2016-13 is effective for the Company as of January 1, 2020 and early adoption is permitted. The Company plans to adopt this guidance as of January 1, 2020 and is evaluating the impact of the new guidance on the consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

2. ACQUISITIONS

Pending Acquisition as of March 31, 2019

On November 8, 2018, the Company announced an agreement to acquire ARRIS in an all cash transaction for $31.75 per share. To fund the Acquisition, on February 19, 2019, CommScope Finance LLC, a wholly owned subsidiary of the Company, issued $1.25 billion of 5.50% senior secured notes due 2024 (the 2024 Secured Notes), $1.5 billion of 6.00% senior secured notes due 2026 (the 2026 Secured Notes) and $1.0 billion of 8.25% senior unsecured notes due 2027 (the New Unsecured Notes and, together with the 2024 Secured Notes and the 2026 Secured Notes, the New Notes) and priced the borrowing of $3.2 billion under a new senior secured term loan due 2026 (the 2026 Term Loan) with an interest rate of LIBOR plus 3.25%. The proceeds of the New Notes were held in escrow as of March 31, 2019. See Note 12 for further update on the Acquisition.

3. GOODWILL

The following table presents goodwill by reportable segment:

	CCS	CMS	Total
Goodwill, gross at December 31, 2018	$2,161.6	$901.7	$3,063.3
Foreign exchange and other	5.8	1.8	7.6
Goodwill, gross at March 31, 2019	2,167.4	903.5	3,070.9
Accumulated impairment charges at December 31, 2018 and March 31, 2019	(51.5)	(159.5)	(211.0)
Goodwill, net at March 31, 2019	$2,115.9	$744.0	$2,859.9

4. LEASES

The Company has operating type leases for real estate, equipment and vehicles in both the U.S. and internationally. As of March 31, 2019, the Company had no finance type leases. The Company’s leases have remaining lease terms of 1 year to 10 years, some of which may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $12.8 million for the three months ended March 31, 2019 inclusive of period cost for short-term, cancellable and variable leases, not included in lease liabilities, of $3.6 million.

The Company occasionally subleases all or a portion of certain unutilized real estate facilities.  As of March 31, 2019, the Company’s sublease arrangements were classified as operating type leases and the income amounts were not material for the three months ending March 31, 2019.

Supplemental cash flow information related to operating leases:

Three Months Ended
March 31, 2019
Operating cash paid to settle lease liabilities	$9.6
Right of use asset additions in exchange for lease liabilities	2.4

Supplemental balance sheet information related to operating leases:

	Balance Sheet Location	March 31, 2019
Right of use assets	Other noncurrent assets	$97.4

Lease liabilities	Accrued and other liabilities	$29.3
Lease liabilities	Other noncurrent liabilities	75.2
Total lease liabilities		$104.5

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Weighted average remaining lease term (in years)	4.4
Weighted average discount rate	5.8%

Future minimum lease payments under non-cancellable leases as of March 31, 2019:

Operating Leases
Remainder of 2019	$27.0
2020	31.2
2021	26.5
2022	14.4
2023	9.0
Thereafter	15.1
Total minimum lease payments	$123.2
Less: imputed interest	(18.7)
Total	$104.5

5. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Disaggregated Net Sales

The following table presents net sales by reportable segment, disaggregated based on contract type:

	Three Months Ended March 31,
	CCS		CMS		Total
	2019	2018	2019	2018	2019	2018
Contract type:
Product contracts	$644.9	$671.5	$434.3	$425.3	$1,079.2	$1,096.8
Project contracts	—	—	11.4	10.5	11.4	10.5
Other contracts	1.2	2.1	7.7	11.1	8.9	13.2
Consolidated net sales	$646.1	$673.6	$453.4	$446.9	$1,099.5	$1,120.5

Further information on net sales by reportable segment and geographic region is included in Note 9.

Allowance for Doubtful Accounts

	Three Months Ended
	March 31,
	2019	2018
Allowance for doubtful accounts, beginning of period	$17.4	$14.0
Charged to costs and expenses	2.4	1.5
Account write-offs and other	(0.3)	(0.4)
Allowance for doubtful accounts, end of period	$19.5	$15.1

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets and liabilities from contracts with customers as of March 31, 2019 and December 31, 2018.

	Balance Sheet Location	March 31, 2019	December 31, 2018
Unbilled accounts receivable	Accounts receivable, less allowance for doubtful accounts	$4.7	$3.1
Deferred revenue	Accrued and other liabilities	9.9	7.6

There were no material changes to contract asset balances for the three months ended March 31, 2019 as a result of changes in estimates or impairments. The full amount of the deferred revenue balance as of March 31, 2019 was classified as a current liability as the Company expects to recognize these amounts over the next twelve months.

Inventories

	March 31, 2019	December 31, 2018
Raw materials	$147.0	$146.8
Work in process	115.9	98.8
Finished goods	272.6	227.7
	$535.5	$473.3

Accrued and Other Liabilities

	March 31, 2019	December 31, 2018
Compensation and employee benefit liabilities	$88.5	$94.3
Operating lease liabilities	29.3	—
Accrued interest	86.2	18.5
Deferred revenue	9.9	7.6
Product warranty accrual	14.1	15.6
Restructuring reserve	14.3	29.9
Income taxes payable	11.6	7.7
Purchase price payable	1.1	12.2
Value-added taxes payable	12.8	12.4
Accrued professional fees	87.0	19.3
Other	74.8	73.9
	$429.6	$291.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income (AOCI), net of tax, and accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended March 31,
	2019	2018
Foreign currency translation
Balance at beginning of period	$(140.6)	$(52.7)
Other comprehensive income (loss)	(10.0)	46.8
Amounts reclassified from AOCL	0.3	—
Balance at end of period	$(150.3)	$(5.9)

Hedging instruments
Balance at beginning of period	$(1.4)	$(5.0)
Other comprehensive loss	(1.5)	(0.6)
Balance at end of period	$(2.9)	$(5.6)

Defined benefit plan activity
Balance at beginning of period	$(17.2)	$(28.9)
Amounts reclassified from AOCL	(0.1)	(1.4)
Balance at end of period	$(17.3)	$(30.3)
Net AOCL at end of period	$(170.5)	$(41.8)

Amounts reclassified from net AOCL related to foreign currency translation and defined benefit plans are recorded in other income (expense), net while amounts reclassified from net AOCL related to hedging instruments are recorded in interest expense in the Condensed Consolidated Statements of Operations.

Cash Flow Information

	Three Months Ended March 31,
	2019	2018
Cash paid during the period for:
Income taxes, net of refunds	$9.2	$22.1
Interest	23.9	31.9
Non-cash financing activities:
Accrued and unpaid debt issuance costs	$54.7	$—

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

6. FINANCING

	March 31, 2019	December 31, 2018
5.00% senior notes due March 2027	$750.0	$750.0
8.25% senior notes due March 2027	1,000.0	—
6.00% senior notes due June 2025	1,500.0	1,500.0
5.50% senior notes due June 2024	650.0	650.0
5.00% senior notes due June 2021	650.0	650.0
6.00% senior secured notes due March 2026	1,500.0	—
5.50% senior secured notes due March 2024	1,250.0	—
Senior secured term loan due December 2022	261.3	486.3
Senior secured revolving credit facility	—	—
Total principal amount of debt	$7,561.3	$4,036.3
Less: Original issue discount, net of amortization	(0.8)	(1.5)
Less: Debt issuance costs, net of amortization	(100.9)	(48.9)
Total long-term debt	$7,459.6	$3,985.9

See Note 6 in the Notes to Consolidated Financial Statements in the 2018 Annual Report for additional information on the terms and conditions of the 5.00% senior notes due 2027, the 6.00% senior notes due 2025, the 5.50% senior notes due 2024, the 5.00% senior notes due 2021 (collectively, the Existing Notes) and the senior secured term loan due 2022 (the 2022 Term Loan).

New Notes

In connection with the anticipated Acquisition, in February 2019, CommScope Finance LLC, a wholly owned subsidiary of the Company and an unrestricted subsidiary as defined in the indentures governing the Existing Notes and the credit agreements governing the Company’s existing senior secured credit facilities, issued $1.0 billion of the New Unsecured Notes, $1.5 billion of the 2026 Secured Notes and $1.25 billion of the 2024 Secured Notes. The proceeds from the issuance of the New Notes were held in escrow until the closing of the Acquisition on April 4, 2019. Concurrent with the closing of the Acquisition, CommScope Finance LLC merged with and into CommScope, Inc., with CommScope, Inc. continuing as the surviving entity, upon which CommScope, Inc. became the issuer of the Notes by operation of law. See Note 12 for further update of the status of the Acquisition.

The indentures governing the New Notes contain covenants that restrict the ability of CommScope, Inc. and its restricted subsidiaries to, among other things, incur additional debt, make certain payments, including payment of dividends or repurchases of equity interests of CommScope, Inc., make loans or acquisitions or capital contributions and certain investments, incur certain liens, sell assets, merge or consolidate or liquidate other entities and enter into certain transactions with affiliates.

There are no financial maintenance covenants in the indentures governing the New Notes. Events of default under the indentures governing the New Notes include, among others, non-payment of principal or interest when due, covenant defaults, bankruptcy and insolvency events and cross defaults.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

8.25% Senior Notes due 2027

The New Unsecured Notes mature on March 1, 2027. Interest is payable on the New Unsecured Notes semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. Prior to the closing of the Acquisition, the New Unsecured Notes were not guaranteed and were secured by a first-priority security interest in the funds held in the applicable escrow account. After the closing of the Acquisition, the New Unsecured Notes are guaranteed on a senior unsecured basis by each of CommScope, Inc.’s existing and future wholly owned domestic restricted subsidiaries that is an obligor under the senior secured credit facilities or certain other debt, subject to certain exceptions. The New Unsecured Notes and the related guarantees rank senior in right of payment to all of CommScope, Inc.’s and the guarantors’ subordinated indebtedness and equally in right of payment with all of CommScope, Inc.’s and the guarantors’ senior indebtedness (without giving effect to collateral arrangements), including the senior secured credit facilities, the 2026 Secured Notes, the 2024 Secured Notes and the Existing Notes. The New Unsecured Notes and the related guarantees are effectively junior to all of CommScope, Inc.’s and the guarantors’ existing and future secured debt, including the 2026 Secured Notes and 2024 Secured Notes (discussed below) and the senior secured credit facilities, to the extent of the value of the assets securing such secured debt. In addition, the New Unsecured Notes and related guarantees are structurally subordinated to all existing and future liabilities (including trade payables) of CommScope, Inc.’s subsidiaries that do not guarantee the New Unsecured Notes.

The New Unsecured Notes may be redeemed prior to maturity under certain circumstances. Upon certain change of control events, the New Unsecured Notes may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest. The New Unsecured Notes may be redeemed on or after March 1, 2022 at the redemption prices specified in the indenture governing the New Unsecured Notes. Prior to March 1, 2022, the New Unsecured Notes may be redeemed at a redemption price equal to 100% of their principal amount, plus a make-whole premium (as specified in the indenture governing the New Unsecured Notes), plus accrued and unpaid interest. Prior to March 1, 2022, under certain circumstances, CommScope, Inc. may also redeem up to 40% of the aggregate principal amount of the New Unsecured Notes at a redemption price of 108.250%, plus accrued and unpaid interest, using the proceeds of certain equity offerings.

In connection with issuing the New Unsecured Notes, the Company incurred costs of $17.3 million during the three months ended March 31, 2019, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the New Unsecured Notes.

6.00% Senior Secured Notes due 2026

The 2026 Secured Notes mature on March 1, 2026. Interest is payable on the 2026 Secured Notes semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. Prior to the closing of the Acquisition, the 2026 Secured Notes were not guaranteed and were secured by a first-priority security interest in the funds held in the applicable escrow account. After the closing of the Acquisition, the 2026 Secured Notes are guaranteed on a senior secured basis by the Company and each of CommScope, Inc.’s existing and future wholly owned domestic restricted subsidiaries that is an obligor under the senior secured credit facilities or certain other debt, subject to certain exceptions. The 2026 Secured Notes and the related guarantees are secured on a first-priority basis by security interests in all of the assets that secure indebtedness under the 2026 Term Loan on a first-priority basis, and on a second-priority basis in all assets that secure the new asset-based revolving credit facility on a first-priority basis and the 2026 Term Loan on a second-priority basis. The 2026 Secured Notes and the related guarantees rank senior in right of payment to all of CommScope, Inc.’s and the guarantors’ subordinated indebtedness and equally in right of payment with all of CommScope, Inc.’s and the guarantors’ senior indebtedness (without giving effect to collateral arrangements), including the senior secured credit facilities, the New Unsecured Notes, the 2024 Secured Notes and the Existing Notes. The 2026 Secured Notes and the related guarantees are effectively senior to all of CommScope, Inc.’s and the guarantors’ unsecured indebtedness and debt secured by a lien junior to the liens securing the 2026 Secured Notes, in each case to the extent of the value of the collateral, and effectively equal to all of CommScope, Inc.’s and the guarantors’ senior indebtedness secured on the same priority basis as the 2026 Secured Notes, including the 2026 Term Loan and the 2024 Secured Notes. The 2026 Secured Notes and the related guarantees are effectively subordinated to any of CommScope, Inc.’s or the guarantors’ indebtedness that is secured by assets that do not constitute collateral and effectively subordinated to any of CommScope, Inc.’s or the guarantors’ indebtedness that is secured by a senior-priority lien, including under the new asset-based revolving credit facility, in each case to the extent of the value of the assets securing such indebtedness. In addition, the 2026 Secured Notes and related guarantees are structurally subordinated to all existing and future liabilities (including trade payables) of CommScope, Inc.’s subsidiaries that do not guarantee the 2026 Secured Notes.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The 2026 Secured Notes may be redeemed prior to maturity under certain circumstances. Upon certain change of control events, the 2026 Secured Notes may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest.  The 2026 Secured Notes may be redeemed on or after March 1, 2022 at the redemption prices specified in the indenture governing the 2026 Secured Notes. Prior to March 1, 2022, the 2026 Secured Notes may be redeemed at a redemption price equal to 100% of their principal amount, plus a make-whole premium (as specified in the indenture governing the 2026 Secured Notes), plus accrued and unpaid interest. Prior to March 1, 2022, under certain circumstances, CommScope, Inc. may also redeem up to 40% of the aggregate principal amount of the 2026 Secured Notes at a redemption price of 106.000%, plus accrued and unpaid interest, using the proceeds of certain equity offerings.

In connection with issuing the 2026 Secured Notes, the Company incurred costs of $22.1 million during the three months ended March 31, 2019, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the 2026 Secured Notes.

5.50% Senior Secured Notes due 2024

The 2024 Secured Notes mature on March 1, 2024. Interest is payable on the 2024 Secured Notes semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. Prior to the closing of the Acquisition, the 2024 Secured Notes were not guaranteed and were secured by a first-priority security interest in the funds held in the applicable escrow account. After the closing of the Acquisition, the 2024 Secured Notes are guaranteed on a senior secured basis by the Company and each of CommScope, Inc.’s existing and future wholly owned domestic restricted subsidiaries that is an obligor under the senior secured credit facilities or certain other debt, subject to certain exceptions. The 2024 Secured Notes and the related guarantees are secured on a first-priority basis by security interests in all of the assets that secure indebtedness under the 2026 Term Loan on a first-priority basis, and on a second-priority basis in all assets that secure the new asset-based revolving credit facility on a first-priority basis and the 2026 Term Loan on a second-priority basis. The 2024 Secured Notes and the related guarantees rank senior in right of payment to all of CommScope, Inc.’s and the guarantors’ subordinated indebtedness and equally in right of payment with all of CommScope, Inc.’s and the guarantors’ senior indebtedness (without giving effect to collateral arrangements), including the senior secured credit facilities, the New Unsecured Notes, the 2026 Secured Notes and the Existing Notes. The 2024 Secured Notes and the related guarantees are effectively senior to all of CommScope, Inc.’s and the guarantors’ unsecured indebtedness and debt secured by a lien junior to the liens securing the 2024 Secured Notes, in each case to the extent of the value of the collateral, and effectively equal to all of CommScope, Inc.’s and the guarantors’ senior indebtedness secured on the same priority basis as the 2024 Secured Notes, including the 2026 Term Loan and the 2026 Secured Notes. The 2024 Secured Notes and the related guarantees are effectively subordinated to any of CommScope, Inc.’s or the guarantors’ indebtedness that is secured by assets that do not constitute collateral and effectively subordinated to any of CommScope, Inc.’s or the guarantors’ indebtedness that is secured by a senior-priority lien, including under the new asset-based revolving credit facility, in each case to the extent of the value of the assets securing such indebtedness. In addition, the 2024 Secured Notes and related guarantees are structurally subordinated to all existing and future liabilities (including trade payables) of CommScope, Inc.’s subsidiaries that do not guarantee the 2024 Secured Notes.

The 2024 Secured Notes may be redeemed prior to maturity under certain circumstances. Upon certain change of control events, the 2024 Secured Notes may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest.  The 2024 Secured Notes may be redeemed on or after March 1, 2022 at the redemption prices specified in the indenture governing the 2024 Secured Notes. Prior to March 1, 2021, the 2024 Secured Notes may be redeemed at a redemption price equal to 100% of their principal amount, plus a make-whole premium (as specified in the indenture governing the 2024 Secured Notes), plus accrued and unpaid interest. Prior to March 1, 2021, under certain circumstances, CommScope, Inc. may also redeem up to 40% of the aggregate principal amount of the 2024 Secured Notes at a redemption price of 105.500%, plus accrued and unpaid interest, using the proceeds of certain equity offerings.

In connection with issuing the 2024 Secured Notes, the Company incurred costs of $18.4 million during the three months ended March 31, 2019, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the 2024 Secured Notes.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Senior Secured Credit Facilities

During the three months ended March 31, 2019, the Company repaid $225.0 million of the 2022 Term Loan.  In connection with the repayment, $3.6 million of original issue discount and debt issuance costs were written off and included in interest expense.

In connection with the anticipated Acquisition, in February 2019, CommScope, Inc. obtained syndicated commitments of $3.2 billion, less $32.0 million of original issue discount, in the 2026 Term Loan with an interest rate of LIBOR plus 3.25%. The 2026 Term Loan was not funded until closing of the Acquisition on April 4, 2019; therefore, there was no balance outstanding under the 2026 Term Loan as of March 31, 2019. The Company used a portion of the proceeds from the 2026 Term Loan to pay off the remaining balance on the 2022 Term Loan and the remaining proceeds were used to finance the Acquisition. The Company incurred costs of $6.2 million during the three months ended March 31, 2019 related to the 2026 Term Loan that were recorded in other noncurrent assets as of March 31, 2019 but will be reclassified as a reduction of the carrying amount of the debt after closing of the Acquisition and amortized over the term of the 2026 Term Loan. The Company also incurred ticking fees related to the 2026 Term Loan of $10.7 million during the three months ended March 31, 2019 that were included in interest expense. See Note 12 for further update on the status of the Acquisition.

As of March 31, 2019, the Company had no outstanding borrowings under its existing asset-based revolving credit facility and the Company did not borrow under its existing asset-based revolving credit facility to fund the Acquisition. As of March 31, 2019, the Company had availability of $490.7 million under the existing asset-based revolving credit facility, after giving effect to borrowing base limitations and outstanding letters of credit.

No portion of the 2022 Term Loan was reflected as a current portion of long-term debt as of March 31, 2019 related to the potentially required excess cash flow payment because the amount that may be payable in 2020, if any, cannot currently be reliably estimated. There was no excess cash flow payment required in 2019 related to 2018.

Other Matters

The following table summarizes scheduled maturities of long-term debt as of March 31, 2019:

	Remainder of 2019	2020	2021	2022	2023	Thereafter
Scheduled maturities of long-term debt	$—	$—	$650.0	$261.3	$—	$6,650.0

The Company’s non-guarantor subsidiaries held $2,208 million, or 21%, of total assets and $517 million, or 6%, of total liabilities as of March 31, 2019 and accounted for $415 million, or 38% of net sales for the three months ended March 31, 2019. As of December 31, 2018, the non-guarantor subsidiaries held $2,354 million, or 36%, of total assets and $454 million, or 9%, of total liabilities. For the three months ended March 31, 2018, the non-guarantor subsidiaries accounted for $464 million, or 41% of net sales. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 6.26% and 5.73% at March 31, 2019 and December 31, 2018, respectively.

7. DERIVATIVES AND HEDGING ACTIVITIES

Derivatives Not Designated As Hedging Instruments

The Company uses forward contracts to hedge a portion of its balance sheet foreign exchange re-measurement risk and to hedge certain planned foreign currency expenditures. As of March 31, 2019, the Company had foreign currency contracts outstanding with maturities of up to ten months and aggregate notional values of $430 million (based on exchange rates as of March 31, 2019). Unrealized gains and losses resulting from these contracts are recognized in other income (expense), net and partially offset corresponding foreign exchange gains and losses on the balances and expenditures being hedged. These instruments are not held for speculative or trading purposes, are not designated as hedges for hedge accounting purposes and are marked to market each period through earnings.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the balance sheet location and fair value of the Company’s derivatives not designated as hedging instruments:

		Fair Value of Asset (Liability)
	Balance Sheet Location	March 31, 2019	December 31, 2018
Foreign currency contracts	Prepaid expenses and other current assets	$1.6	$1.7
Foreign currency contracts	Accrued and other liabilities	(1.5)	(3.0)
Total derivatives not designated as hedging instruments		$0.1	$(1.3)

The pretax impact of these foreign currency contracts, both matured and outstanding, on the Condensed Consolidated Statements of Operations is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Gain (Loss) Recognized
Three Months Ended March 31, 2019	Other income (expense), net	$(3.3)
Three Months Ended March 31, 2018	Other income (expense), net	$11.9

Derivative Instruments Designated As Net Investment Hedges

The Company has a hedging strategy to designate certain foreign currency contracts as net investment hedges to mitigate a portion of the foreign currency risk on the euro net investment in a foreign subsidiary. As of March 31, 2019, the Company held designated foreign currency contracts with outstanding maturities of up to twenty-seven months and an aggregate notional value of $340.0 million.

Hedge effectiveness is assessed each quarter based on the net investment in the foreign subsidiary designated as the hedged item and the changes in the fair value of designated foreign currency contracts based on spot rates. For hedges that meet the effectiveness requirements, changes in fair value are recorded as a component of other comprehensive income (loss), net of tax. Amounts excluded from hedge effectiveness at inception under the spot method for designated forward contracts are recognized on a straight-line basis over the life of each contract and for designated cross-currency swap contracts are recognized as interest accrues. For the three months ended March 31, 2019, the Company recognized $0.6 million of pre-tax income in interest expense as a result of amounts excluded from hedge effectiveness under the spot method. As of March 31, 2019, there was no ineffectiveness on the instruments designated as net investment hedges.

The following table presents the balance sheet location and fair value of the derivative instruments designated as net investment hedges:

		Fair Value of Asset (Liability)
	Balance Sheet Location	March 31, 2019	December 31, 2018
Foreign currency contracts	Prepaid expenses and other current assets	$1.9	$0.8
Foreign currency contracts	Other noncurrent assets	2.9	—
Total derivatives designated as net investment hedging instruments		$4.8	$0.8

The impact of the effective portion of foreign currency contracts designated as net investment hedging instruments, both matured and outstanding, on the Condensed Consolidated Statements of Comprehensive Income (Loss) is as follows:

Foreign Currency Forward Contracts	Location of Gain (Loss)	Effective Portion of Gain (Loss) Recognized
Three Months Ended March 31, 2019	Other comprehensive income (loss), net of tax	$2.6
Three Months Ended March 31, 2018	Other comprehensive income (loss), net of tax	$(0.6)

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Derivative Instruments Designated As Cash Flow Hedges of Interest Rate Risk

The Company has implemented a hedging strategy to mitigate a portion of the exposure to changes in cash flows resulting from variable interest rates on the 2026 Term Loan which are based on the one-month LIBOR benchmark rate (see Note 6). During the three months ended March 31, 2019, the Company entered into and designated pay-fixed, receive-variable interest rate swap derivatives as cash flow hedges of interest rate risk which effectively fixed the interest rate on a portion the variable-rate debt. Total notional amount of the interest rate swap derivatives as of March 31, 2019 was $600 million with outstanding maturities up to sixty months.

Hedge effectiveness is assessed each quarter, and for hedges that meet the effectiveness requirements, changes in fair value are recorded as a component of other comprehensive income (loss), net of tax, and will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. As of March 31, 2019, there was no ineffectiveness on the instruments designated as cash flow hedges.

The following table presents the balance sheet location and fair value of the derivative instruments designated as cash flow hedges of interest rate risk:

		Fair Value of Asset (Liability)
	Balance Sheet Location	March 31, 2019	December 31, 2018
Interest rate swap contracts	Other noncurrent liabilities	$(5.5)	$—
Total derivatives designated as cash flow hedges of interest rate risk		$(5.5)	$—

The impact of the effective portion of the interest rate swap contracts designated as cash flow hedging instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) is as follows:

Interest Rate Derivatives	Location of Gain (Loss)	Effective Portion of Gain (Loss) Recognized
Three Months Ended March 31, 2019	Other comprehensive income (loss), net of tax	$(4.1)
Three Months Ended March 31, 2018	Other comprehensive income (loss), net of tax	$—

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

8. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate derivatives and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of March 31, 2019 and December 31, 2018 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate derivatives and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate derivatives and foreign currency contracts as of March 31, 2019 and December 31, 2018, are as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$6.4	$6.4	$2.5	$2.5	Level 2
Liabilities:
5.00% senior notes due 2027	$750.0	$661.3	$750.0	$608.0	Level 2
8.25% senior notes due 2027	1,000.0	1,037.5	—	—	Level 2
6.00% senior notes due 2025	1,500.0	1,458.3	1,500.0	1,355.6	Level 2
5.50% senior notes due 2024	650.0	636.4	650.0	591.8	Level 2
5.00% senior notes due 2021	650.0	651.6	650.0	641.9	Level 2
6.00% senior secured notes due 2026	1,500.0	1,549.7	—	—	Level 2
5.50% senior secured notes due 2024	1,250.0	1,276.9	—	—	Level 2
Senior secured term loan due 2022, at par	261.3	261.3	486.3	461.9	Level 2
Foreign currency contracts	1.5	1.5	3.0	3.0	Level 2
Interest rate swap contracts	5.5	5.5	—	—	Level 2

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

9. SEGMENTS AND GEOGRAPHIC INFORMATION

The CommScope Connectivity Solutions (CCS) segment provides innovative fiber optic and copper cable and connectivity solutions for use in data center, business enterprise, telecommunication, cable television and residential broadband networks. The CCS portfolio includes solutions for indoor and outdoor network applications. Indoor network solutions are found in commercial buildings and in the network core, which includes data centers, central offices and cable television headends. These solutions include optical fiber and twisted pair structured cabling solutions, intelligent infrastructure management hardware and software, high-density fiber optic connectivity, fiber management systems, patch cords, panels, pre-terminated fiber connectivity, and cable assemblies for use in offices and data centers. Outdoor network solutions are found in both local-area and wide-area networks and “last-mile” architectures that include fiber-to-the-node (FTTN), fiber-to-the-premises (FTTP) and fiber-to-the-distribution point (FTTdP). These architectures and our solutions support homes, businesses and cell sites and provide multichannel video, voice and high-speed data services sold by telecommunication and multi-system operators. The Company’s fiber optic connectivity solutions are primarily comprised of hardened connector systems, fiber distribution hubs and management systems, couplers and splitters, plug and play multiport service terminals, hardened optical terminating enclosures, high density cable assemblies, splices and splice closures.

The CommScope Mobility Solutions (CMS) segment provides the integral building blocks for cellular base station sites and related connectivity; indoor, small cell and distributed antenna wireless systems; and wireless network backhaul planning and optimization products and services. These solutions enable wireless operators to increase their networks’ spectral efficiency and to enhance cellular coverage and capacity in challenging network conditions such as commercial buildings, urban areas, stadiums and transportation systems. The CMS segment focuses on all aspects of the radio access network (RAN) from the macro through the metro, to the indoor layer. Macro cell solutions can be found at wireless tower sites and on rooftops and include base station antennas, microwave antennas, hybrid fiber-feeder and power cables, coaxial cables, connectors and filters. Metro cell solutions can be found on street poles and on other urban, outdoor structures and include radio frequency (RF) delivery and connectivity solutions, equipment housing and concealment. Distributed antenna systems and small cell indoor solutions allow wireless operators to increase spectral efficiency and thereby extend and enhance cellular coverage and capacity in challenging network conditions.

The following table provides summary financial information by reportable segment:

	March 31, 2019	December 31, 2018
Identifiable segment-related assets:
CCS	$4,365.4	$4,258.1
CMS	2,042.5	1,871.3
Total identifiable segment-related assets	6,407.9	6,129.4
Reconciliation to total assets:
Cash and cash equivalents	176.4	458.2
Deferred income tax assets	29.9	42.9
Funds restricted for acquisition	3,760.1	—
Total assets	$10,374.3	$6,630.5

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

In the first quarter of 2019, the Company changed its measure of segment performance from adjusted operating income to adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization). The Company defines adjusted EBITDA as operating income, adjusted to exclude depreciation, amortization, restructuring costs, asset impairments, equity-based compensation, integration and transaction costs and other items that the Company believes are useful to exclude in the evaluation of operating performance from period to period because these items are not representative of the Company’s core business.

The following table provides net sales, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment:

	Three Months Ended
	March 31,
	2019	2018
Net sales:
CCS	$646.1	$673.6
CMS	453.4	446.9
Consolidated net sales	$1,099.5	$1,120.5

Segment adjusted EBITDA:
CCS	$107.7	$122.7
CMS	100.7	85.4
Total segment adjusted EBITDA	208.4	208.1
Amortization of intangible assets	(59.3)	(67.2)
Restructuring costs, net	(12.4)	(5.5)
Equity-based compensation	(7.5)	(10.5)
Integration and transaction costs	(20.8)	(1.6)
Depreciation	(17.7)	(19.6)
Consolidated operating income	$90.7	$103.7

Depreciation expense:
CCS	$12.2	$14.1
CMS	5.5	5.5
Consolidated depreciation expense	$17.7	$19.6

Additions to property, plant and equipment:
CCS	$14.6	$8.8
CMS	6.8	4.8
Consolidated additions to property, plant and equipment	$21.4	$13.6

Sales to customers located outside of the U.S. comprised 41.9% and 45.8% of total net sales for the three months ended March 31, 2019 and 2018, respectively. Sales by geographic region, based on the destination of product shipments, were as follows:

	Three Months Ended
	March 31,
	2019	2018
United States	$639.1	$607.5
Europe, Middle East and Africa	229.9	249.7
Asia Pacific	147.2	188.6
Caribbean and Latin America	63.5	56.1
Canada	19.8	18.6
Consolidated net sales	$1,099.5	$1,120.5

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

10. RESTRUCTURING COSTS

The Company incurs costs associated with restructuring initiatives intended to improve overall operating performance and profitability. The costs related to restructuring actions are generally composed of employee-related costs, fixed asset related costs and lease related costs. Employee-related costs include the expected severance costs and related benefits as well as one-time severance benefits that are accrued over the remaining period employees are required to work in order to receive such benefits. Fixed asset related costs include non-cash impairments or fixed asset disposals associated with restructuring actions in addition to the cash costs to uninstall, pack, ship and reinstall manufacturing equipment and the costs to prepare the receiving facility to accommodate relocated equipment. Fixed asset related costs are expensed as incurred. Cash paid is net of proceeds received from the sale of related assets.  Effective January 1, 2019, with the adoption of ASU No. 2016-02, Leases, lease exit obligations related to unused leased facilities are reported as part of lease liabilities. Future lease related costs will include non-cash impairments of lease assets related to restructuring actions in addition to any one-time cash termination costs.

As a result of restructuring and consolidation actions, the Company owns unutilized real estate at various facilities in the U.S. and internationally. The Company is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets.

The Company’s net pre-tax restructuring charges, by segment, were as follows:

	Three Months Ended
	March 31,
	2019	2018
CCS	$7.3	$2.4
CMS	5.1	3.1
Total	$12.4	$5.5

Restructuring reserves were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	March 31, 2019	December 31, 2018
Accrued and other liabilities	$14.3	$29.9
Other noncurrent liabilities	1.4	5.2
Total liability	$15.7	$35.1

BNS Integration Restructuring Actions

Following the acquisition of the Broadband Network Solutions (BNS) business in 2015, the Company initiated a series of restructuring actions to integrate and streamline operations and achieve cost synergies. The activity within the liability established for the BNS integration restructuring actions was as follows:

	Employee- Related Costs	Lease Termination Costs	Fixed Asset Related Costs	Total
Balance at December 31, 2018	$29.2	$0.3	$—	$29.5
Additional charge recorded	0.1	—	0.2	0.3
Cash paid	(17.6)	—	(0.2)	(17.8)
Foreign exchange and other non-cash items	—	(0.3)	—	(0.3)
Balance at March 31, 2019	$11.7	$—	$—	$11.7

The BNS integration actions include the announced closures or reduction in activities at various U.S. and international facilities as well as headcount reductions in sales, marketing and administrative functions. The Company has recognized restructuring charges of $151.7 million since the BNS acquisition for integration actions. No additional restructuring actions or charges are expected in connection with the BNS integration initiatives. The Company expects to make cash payments of $10.1 million during the remainder of 2019 and additional cash payments of $1.6 million between 2020 and 2022.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

ARRIS Integration Restructuring Actions

In anticipation of the Acquisition, the Company initiated a series of restructuring actions, which are currently ongoing, to integrate and streamline operations and achieve cost synergies. The activity within the liability established for the ARRIS integration restructuring actions was as follows:

	Employee- Related Costs	Fixed Asset Related Costs	Total
Balance at December 31, 2018	$—	$—	$—
Additional charge recorded	12.1	—	12.1
Cash paid	(8.1)	—	(8.1)
Balance at March 31, 2019	$4.0	$—	$4.0

The ARRIS integration actions include headcount reductions in sales, marketing and administrative functions. The Company expects to make cash payments of $3.9 million during the remainder of 2019 and additional cash payments of $0.1 million in 2020 to settle the announced ARRIS integration initiatives. Additional restructuring actions related to the ARRIS integration are expected to be identified and the resulting charges and cash requirements are expected to be material.

11. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of March 31, 2019, $71.6 million of unrecognized compensation costs related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) are expected to be recognized over a remaining weighted average period of 1.6 years. There were no significant capitalized equity-based compensation costs at March 31, 2019.

The following table shows the location of equity-based compensation expense on the statement of operations:

	Three Months Ended
	March 31,
	2019	2018
Selling, general and administrative	$5.9	$8.0
Cost of sales	0.8	1.3
Research and development	0.8	1.2
Total equity-based compensation expense	$7.5	$10.5

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards generally vest over three years following the grant date and have a contractual term of ten years.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table summarizes the stock option activity (in millions, except per share data and years):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	4.7	$15.51
Granted	—	—
Exercised	(0.3)	$3.68
Expired	(0.1)	$30.50
Forfeited	(0.1)	$38.21
Options outstanding at March 31, 2019	4.2	$16.10	3.8	$41.3
Options vested at March 31, 2019	3.8	$13.72	3.3	$41.3
Options unvested at March 31, 2019	0.4	$38.25	8.6	$—

The exercise prices of outstanding options at March 31, 2019 were in the following ranges (in millions, except per share data and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$2.96 to $5.74	2.2	1.8	$5.74	2.2	$5.74
$5.75 to $22.99	0.5	1.2	$8.59	0.5	$8.59
$23.00 to $42.32	1.5	7.4	$33.10	1.1	$31.23
$2.96 to $42.32	4.2	3.8	$16.10	3.8	$13.72

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

There were no stock option awards granted during the three months ended March 31, 2019. The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the three months ended March 31, 2018.

Three Months Ended
March 31,
2018
Expected option term (in years)	6.0
Risk-free interest rate	2.7%
Expected volatility	35.0%
Weighted average exercise price	$38.34
Weighted average fair value at grant date	$14.84

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in millions, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2018	2.0	$35.43
Granted	1.4	$23.42
Vested and shares issued	(0.9)	$33.15
Forfeited	(0.2)	$35.25
Non-vested RSUs at March 31, 2019	2.3	$29.27

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

The following table summarizes the PSU activity (in millions, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested PSUs at December 31, 2018	0.3	$33.52
Granted	—	$—
Vested and shares issued	(0.2)	$29.43
Non-vested PSUs at March 31, 2019	0.1	$38.23

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

12. SUBSEQUENT EVENTS

On April 4, 2019, the Company completed the Acquisition in an all cash transaction with a total purchase price of approximately $7.7 billion, including debt assumed. At closing of the Acquisition, the Company borrowed $3.2 billion under the 2026 Term Loan with an interest rate of LIBOR plus 3.25%. The Company used a portion of the borrowings to repay the 2022 Term Loan and the remaining borrowings were used to fund the Acquisition. The Company also funded the Acquisition using proceeds from the offerings in February 2019 of $1.25 billion of the 2024 Secured Notes, $1.5 billion of the 2026 Secured Notes and $1.0 billion of the New Unsecured Notes, along with cash on hand.

In addition, to fund the Acquisition, on April 4, 2019, the Company issued 1,000,000 shares of Series A Convertible Preferred Stock (the Convertible Preferred Stock) to Carlyle Partners VII S1 Holdings, L.P. (Carlyle) for an aggregate purchase price of $1.0 billion, or $1,000 per share, pursuant to the Investment Agreement between the Company and Carlyle, dated November 8, 2018. The Convertible Preferred Stock will pay dividends at an annual rate of 5.50%, with dividends to be paid quarterly, and will be convertible at the option of the holders at any time into shares of CommScope common stock at a price of $27.50 per share, subject to certain limits on the number of shares that may be issued unless the Company obtains shareholder approval.

As of the acquisition date, the Company also entered into a new asset-based revolving credit facility with availability of $972.2 million as of April 4, 2019, reflecting a borrowing base of $1.0 billion reduced by $27.7 million of letters of credit issued under the facility. The Company did not borrow under the new asset-based revolving credit facility to fund the Acquisition.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2018 Annual Report on Form 10-K.

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

On April 4, 2019, we completed the acquisition of ARRIS International plc (ARRIS) (the Acquisition) in an all-cash transaction with a total purchase price of approximately $7.7 billion, including debt assumed. The combined company is expected to drive profitable growth in new markets, shape the future of wired and wireless communications, and be in a position to benefit from key industry trends, including network convergence, fiber and mobility everywhere, 5G, Internet of Things and rapidly changing network and technology architectures. The operations of ARRIS were not included in our consolidated operating results for the three months ended March 31, 2019. To fund the Acquisition, in February 2019, we issued $1.25 billion of 5.50% senior secured notes due 2024 (the 2024 Secured Notes), $1.5 billion of 6.00% senior secured notes due 2026 (the 2026 Secured Notes) and $1.0 billion of 8.25% senior unsecured notes due 2027 (the New Unsecured Notes and, together with the 2024 Secured Notes and the 2026 Secured Notes, the New Notes), the proceeds from which were still in escrow as of March 31, 2019 and were released from escrow on the date of the Acquisition. As of the date of the Acquisition, we borrowed $3.2 billion under a new senior secured term loan due 2026 (the 2026 Term Loan) with an interest rate of LIBOR plus 3.25% and entered into a new asset-based revolving credit facility with availability of $972.2 million as of April 4, 2019, reflecting a borrowing base of $1.0 billion reduced by $27.7 million of letters of credit under the facility. Also as of April 4, 2019, we issued $1.0 billion in Series A Convertible Preferred Stock (the Convertible Preferred Stock) to Carlyle Partners VII S1 Holdings, L.P. (Carlyle) and used cash on hand to fund the Acquisition. During the three months ended March 31, 2019, we recognized $20.8 million of transaction and integration costs primarily related to the Acquisition and integration activities. We will continue to incur transaction and integration costs and such costs are expected to be material. In addition, we expect to incur restructuring costs to integrate ARRIS and those costs may be material.

The following is a summary of our results for the three months ended March 31, 2019 compared to the prior year period:

•	Net sales decreased by 1.9%
•	Operating income decreased 12.5%
•	Non-GAAP adjusted operating income increased 1.1%
•	Non-GAAP Adjusted EBITDA increased 0.1%
•	Net income decreased 106.8%
•	Diluted earnings per share decreased 105.9%

CRITICAL ACCOUNTING POLICIES

Other than the changes as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases, as of January 1, 2019, there have been no material changes in our critical accounting policies or significant accounting estimates as disclosed in our 2018 Annual Report on Form 10-K. See the discussion in Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for further information regarding the adoption of ASU No. 2016-02.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 WITH THE THREE MONTHS ENDED MARCH 31, 2018

	Three Months Ended
	March 31,
	2019		2018
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,099.5	100.0%	$1,120.5	100.0%	$(21.0)	(1.9)%
Gross profit	411.8	37.5	411.4	36.7	0.4	0.1
Operating income	90.7	8.2	103.7	9.3	(13.0)	(12.6)
Non-GAAP adjusted operating income (1)	190.7	17.3	188.6	16.8	2.1	1.1
Non-GAAP adjusted EBITDA (1)	208.4	19.0	208.1	18.6	0.3	0.1
Net income (loss)	(2.3)	(0.2)%	33.7	3.0%	(36.0)	(106.8)
Diluted earnings (loss) per share	$(0.01)		$0.17		$(0.18)	(105.9)%

(1)	See “Reconciliation of Non-GAAP Measures.”

Net sales

	Three Months Ended
	March 31,		$	%
	2019	2018	Change	Change
Net sales	$1,099.5	$1,120.5	$(21.0)	(1.9)%
Domestic	639.1	607.5	31.6	5.2
International	460.4	513.0	(52.6)	(10.3)

The decrease in net sales for the three months ended March 31, 2019 compared to the same prior year period was primarily driven by unfavorable impacts of foreign exchange rate changes of approximately 2% and continued pricing pressure. From a regional perspective, the decrease was driven mostly by lower sales in the Asia Pacific (APAC) region and the Europe, Middle East and Africa (EMEA) region. The decrease in net sales in the APAC region was driven by projects in 2018 that did not recur in 2019. The decrease in the EMEA region was driven by unfavorable impacts of foreign exchange rate changes and lower sales of our enterprise solutions. These decreases in net sales were partially offset by increases in the United States (U.S.) and to a lesser extent in the Caribbean and Latin America (CALA) region. The increase in the U.S. was driven mainly by the continued build out of next generation 4G networks that support commercial and public safety markets but was partially offset by reductions in certain selling prices.

Net sales to customers located outside of the U.S. comprised 41.9% of total net sales for the three months ended March 31, 2019 compared to 45.8% for the three months ended March 31, 2018. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended
	March 31,		$	%
	2019	2018	Change	Change
Gross profit	$411.8	$411.4	$0.4	0.1%
As a percent of sales	37.5%	36.7%
SG&A expense	199.2	185.1	14.1	7.6
As a percent of sales	18.1%	16.5%
R&D expense	50.2	49.9	0.3	0.6
As a percent of sales	4.6%	4.5%

Gross profit (net sales less cost of sales)

Despite lower sales, gross profit for the three months ended March 31, 2019 remained relatively unchanged and gross profit as a percentage of sales increased 80 basis points from the prior year period, primarily due to favorable geographic mix and lower material costs.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense for the three months ended March 31, 2019 increased compared to the prior year period mainly due to $20.8 million of transaction and integration costs related to the anticipated acquisition of ARRIS. This increase in SG&A expense, coupled with the decrease in net sales, resulted in a 160 basis point increase in SG&A expense as a percentage of net sales for the three months ended March 31, 2019 compared to the prior year period.

Research and development expense

Research and development (R&D) expense was relatively unchanged for the three months ended March 31, 2019 compared to the prior year period. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and Restructuring costs, net

	Three Months Ended
	March 31,		$
	2019	2018	Change
Amortization of purchased intangible assets	$59.3	$67.2	$(7.9)
Restructuring costs, net	12.4	5.5	6.9

Amortization of purchased intangible assets

The amortization of purchased intangible assets decreased for the three months ended March 31, 2019 compared to the prior year period because certain of our intangible assets became fully amortized.

Restructuring costs, net

The restructuring costs recorded in the three months ended March 31, 2019 were primarily related to the anticipated integration of ARRIS. The restructuring costs recognized in the prior year period were primarily related to the integration of the Broadband Network Solutions (BNS) business.

No additional restructuring charges are expected to be incurred to complete the previously announced BNS integration initiatives. Additional restructuring actions related to the ARRIS integration are expected to be identified and the resulting charges and cash requirements are expected to be material. From a cash perspective, we paid $25.9 million to settle restructuring liabilities during the three months ended March 31, 2019 and expect to pay an additional $14.0 million by the end of 2019 related to restructuring actions that have been initiated. In addition, we expect to pay $1.7 million between 2020 and 2022 related to restructuring actions that have been initiated.

Other income (expense), net

	Three Months Ended
	March 31,		$
	2019	2018	Change
Foreign currency loss	(5.7)	(2.3)	(3.4)
Other income, net	—	3.3	(3.3)

Foreign currency loss

Foreign exchange losses of $5.7 million and $2.3 million were included in other income (expense), net for the three months ended March 31, 2019 and 2018, respectively. This includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency.

Other income, net

The change in other income, net for the three months ended March 31, 2019 compared to the prior year period was primarily due to non-service related net periodic benefit income of $2.3 million for the three months ended March 31, 2018. Non-service net periodic benefit cost was not material for the three months ended March 31, 2019.

Interest expense, Interest income and Income taxes

	Three Months Ended
	March 31,		$
	2019	2018	Change
Interest expense	$(97.5)	$(59.8)	$(37.7)
Interest income	11.8	1.4	10.4
Income tax expense	(1.6)	(12.6)	11.0

Interest expense and interest income

Interest expense for the three months ended March 31, 2019 increased compared to the prior year period due to the financing put in place in anticipation of the Acquisition. In February 2019, we issued $1.0 billion of the New Unsecured Notes, $1.5 billion of the 2026 Secured Notes and $1.25 billion of the 2024 Secured Notes. The proceeds from the New Notes were held in escrow as of March 31, 2019. In February 2019, we also secured the borrowing of $3.2 billion, less $32.0 million of original issue discount, in the 2026 Term Loan to be funded as of the Acquisition date. We began accruing interest on the New Notes and ticking fees related to the 2026 Term Loan in February 2019, and as such, we incurred $38.3 million of incremental cost recorded in interest expense during the three months ended March 31, 2019 as a result of this Acquisition-related debt. Our weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 6.26% at March 31, 2019, 5.73% at December 31, 2018 and 5.54% at March 31, 2018.

In March 2019, we entered into pay-fixed, receive-variable interest rate swap derivatives and designated them as cash flow hedges of interest rate risk. These swaps effectively fixed the interest rate on a portion the 2026 Term Loan. The total notional amount of the interest rate swap derivatives as of March 31, 2019 was $600 million with outstanding maturities of up to sixty months.

Interest income increased during the three months ended March 31, 2019 due to $10.1 million of interest earned on the proceeds of the New Notes that were held in an interest-bearing escrow account as of March 31, 2019.

Income tax expense

Our effective income tax rate was (242.6)% for the three months ended March 31, 2019. We recorded $1.6 million of income tax expense related to a $0.7 million pre-tax net loss. The pre-tax net loss was driven by interest expense, restructuring costs and transaction and integration costs related to the Acquisition. Additional income tax expense was recorded as a result of final transition tax regulations issued in the U.S. during the first quarter. The effective income tax rate was also unfavorably affected by losses in certain jurisdictions where we did not recognize tax benefits due to the likelihood of the benefits not being realizable. See Notes 2 and 12 for further discussion of the Acquisition and Note 6 for further discussion of the related financing in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q. The impact of excess tax costs related to equity-based compensation awards was not material for the three months ended March 31, 2019.

The effective income tax rate of 27.2% for the three months ended March 31, 2018 was higher than the statutory rate of 21.0% primarily due to the effect of the provision for state income taxes, the impact of earnings in foreign jurisdictions that are taxed at rates higher than the U.S., the impact of the U.S. anti-deferral provisions and the impact of repatriation taxes. These increases to the effective tax rate were partially offset by the favorable impact of $4.3 million of excess tax benefits related to equity-based compensation awards.

Segment Results

	Three Months Ended
	March 31,
	2019		2018
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales by segment:
CCS	$646.1	58.8%	$673.6	60.1%	$(27.5)	(4.1)%
CMS	453.4	41.2	446.9	39.9	6.5	1.5
Consolidated net sales	$1,099.5	100.0%	$1,120.5	100.0%	$(21.0)	(1.9)%

Operating income by segment:
CCS	$29.9	4.6%	$53.2	7.9%	$(23.3)	(43.8)%
CMS	60.7	13.4	50.5	11.3	10.2	20.2
Consolidated operating income	$90.7	8.2%	$103.7	9.3%	$(13.1)	(12.6)%

Non-GAAP adjusted operating income by segment: (1)
CCS	$95.5	14.8%	$108.7	16.1%	$(13.2)	(12.1)%
CMS	95.2	21.0	79.9	17.9	15.3	19.1
Non-GAAP consolidated adjusted operating income (1)	$190.7	17.3%	$188.6	16.8%	$2.1	1.1%

Non-GAAP adjusted EBITDA by segment: (1)
CCS	$107.7	16.7%	$122.7	18.2%	$(15.0)	(12.2)%
CMS	100.7	22.2	85.4	19.1	15.3	17.9
Non-GAAP consolidated adjusted EBITDA (1)	$208.4	19.0%	$208.1	18.6%	$0.3	0.1%

(1)	See “Reconciliation of Non-GAAP Measures.” Components may not sum to total due to rounding.

CommScope Connectivity Solutions Segment

Our CCS segment provides innovative fiber optic and copper cable connectivity solutions for use in data center, business enterprise, telecommunication, cable television and residential broadband networks. Our CCS portfolio includes enterprise and service provider solutions. Our enterprise solutions, including hyperscale and cloud data centers, are found in commercial buildings. They are primarily delivered through our SYSTIMAX, NETCONNECT and Uniprise brands and offer a complete end-to-end physical layer solution, including optical fiber and twisted pair structured cable solutions, intelligent infrastructure management hardware and software and network rack and cabinet enclosures. Our service provider solutions include a broad portfolio of fiber-to-the-home equipment and headend solutions. Our fiber optic connectivity solutions are primarily comprised of hardened connector systems, fiber distribution hubs and management systems, couplers and splitters, plug and play multiport service terminals, hardened optical terminating enclosures, high density cable assemblies, splices and splice closures.

CCS segment net sales were lower in the three months ended March 31, 2019 compared to the prior year period primarily due to the impacts of unfavorable foreign exchange rate changes of approximately 3% and lower selling prices. From a regional perspective, net sales in the EMEA region were lower due to decreases in sales of enterprise solutions and to a lesser extent the impact of unfavorable foreign exchange rate changes. The APAC region experienced lower net sales driven by projects in 2018 that did not recur in 2019 and also by the impact of unfavorable foreign exchange rate changes. These decreases were partially offset by modest increases in the U.S., Canada and the CALA region for the three months ended March 31, 2019. The CALA region experienced increased sales volumes for the period but these increases were largely offset by the impacts of unfavorable foreign exchange rate changes.

CCS segment operating income and non-GAAP adjusted EBITDA decreased during the three months ended March 31, 2019 compared to the prior year period primarily due to reductions in certain selling prices and unfavorable foreign exchange rate changes. CCS segment operating income was also negatively impacted by higher transaction and integration costs and restructuring costs, which are excluded from non-GAAP adjusted EBITDA. See “Reconciliation of Non-GAAP Measures.”

We expect demand for our enterprise CCS products to be driven by global information technology spending, particularly for hyperscale and cloud data center networks, as the ongoing need for bandwidth and intelligence in the network continues to create demand for high-performance connectivity solutions. We expect demand for our service provider CCS products to be driven by global deployment of fiber-optic solutions for fiber-to-the-X applications, fiber deployments that support wireless distribution and backhaul, new services, competitive dynamics in the access market, ongoing maintenance requirements of cable networks and residential construction market activity in North America. The increasing demand for fiber solutions is expected to be somewhat offset by decelerating demand for copper solutions in networks. Uncertain global economic conditions, variability in the levels of commercial and residential construction activity, consolidation among service providers, uncertain levels of information technology spending and reductions in the levels of distributor inventories may negatively affect demand for our products. As a result of these business dynamics and ongoing pricing pressure, we expect near-term net sales in the CCS segment to decline modestly.

CommScope Mobility Solutions Segment

Our CMS segment, primarily through our Andrew brand, is a global leader in providing the integral building blocks for cellular base station sites and related connectivity; indoor, small cell and distributed antenna wireless systems; and wireless network backhaul planning and optimization products and services. The primary sources of revenue for our CMS segment are (i) product sales of primarily passive transmission devices for the wireless infrastructure market including base station and microwave antennas, hybrid fiber-feeder and power cables, coaxial cable connectors and equipment primarily used by wireless operators, (ii) product sales of active electronic devices and services including filters and tower-mounted amplifiers and (iii) products such as distributed antenna systems that are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive, such as large buildings, urban areas, stadiums and transportation systems.

CMS segment net sales increased during the three months ended March 31, 2019 compared to the prior year period, driven by stronger sales volumes in the U.S. due to the continued build out of next generation 4G networks that support commercial and public safety markets. These stronger volumes were offset by reductions in certain selling prices. CMS segment net sales also saw increases, though less pronounced, in the CALA and EMEA regions during the three months ended March 31, 2019. The EMEA region experienced increased sales volumes for the period but these increases were largely offset by the impacts of unfavorable foreign exchange rate changes. The increases in CMS segment net sales were partially offset by a decrease in APAC region net sales during the three months ended March 31, 2019 compared to the prior year period due to projects in 2018 that did not recur in 2019. Foreign exchange rate changes negatively impacted CMS segment net sales by approximately 2% for the three months ended March 31, 2019 compared to the prior year period.

CMS segment operating income and non-GAAP adjusted EBITDA increased for the three months ended March 31, 2019 compared to the prior year period primarily due to higher sales volumes, favorable geographic mix and the impact of favorable foreign exchange rate changes on costs offset partially by reductions in certain selling prices. CMS segment operating income was also negatively impacted by higher transaction and integration costs and restructuring costs, which are excluded from non-GAAP adjusted EBITDA. See “Reconciliation of Non-GAAP Measures.”

Our sales to wireless operators can be project-based and volatile. We expect longer-term demand for our CMS products to be positively affected by wireless coverage and capacity expansion and growth in mobile data services and network capacity requirements. In addition, we expect demand for our CMS products to continue to be favorably affected by initiatives to promote the expansion of wireless networks, new spectrum deployments and a venue refresh cycle over the next couple of years. We also expect longer-term demand for our CMS products to be positively affected by the introduction of 5G technology. In preparation for 5G networks, we continue to invest heavily in R&D, support customer trials and participate in industry forums to help shape 5G standards. We expect modest near-term net sales growth in our CMS segment. However, pricing pressure, uncertainty in the global economy or a particular region or consolidation among operators or other investments by wireless operators may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data).

	March 31, 2019	December 31, 2018	$ Change	% Change
Cash and cash equivalents	$176.4	$458.2	$(281.8)	(61.5)%
Working capital (1), excluding cash and cash equivalents	739.7	729.0	10.7	1.5
Availability under revolving credit facility	490.7	463.1	27.6	6.0
Long-term debt	7,459.6	3,985.9	3,473.7	87.1
Total capitalization (2)	9,204.1	5,742.7	3,461.4	60.3
Long-term debt as a percentage of total capitalization	81.0%	69.4%

(1)

Working capital consisted of current assets of $1,821.0 million less current liabilities of $904.9 million at March 31, 2019. Working capital consisted of current assets of $1,877.8 million less current liabilities of $690.6 million at December 31, 2018.

(2)	Total capitalization includes long-term debt and stockholders’ equity.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. To fund the Acquisition, on February 19, 2019 we issued the New Notes, the proceeds from which were held in escrow as of March 31, 2019 and were released as on April 4, 2019 to fund the Acquisition. In February 2019, we also secured the borrowing of $3.2 billion under the 2026 Term Loan with an interest rate of LIBOR plus 3.25%. At the closing of the Acquisition, we entered into a new asset-based revolving credit facility with availability of $972.2 million as of April 4, 2019, reflecting a borrowing base of $1.0 billion reduced by $27.7 million of letters of credit issued under the facility. We did not borrow under our new asset-based revolving credit facility to fund the Acquisition. In addition to this new debt, we funded the Acquisition by issuing the Convertible Preferred Stock to Carlyle for an aggregate investment of $1.0 billion. The Convertible Preferred Stock will pay dividends at an annual rate of 5.50%, with dividends to be paid quarterly, and will be convertible at the option of the holders at any time into shares of CommScope common stock at a price of $27.50 per share, subject to certain limits on the number of shares that may be issued unless we obtain shareholder approval. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of additional equity and/or debt.

The primary uses of liquidity include debt service requirements (including voluntary debt repayments or redemptions), funding working capital requirements, paying acquisition integration costs, capital expenditures, paying restructuring costs, paying dividends related to the Convertible Preferred Stock and income tax payments. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs. We may experience volatility in cash flows between periods due to, among other reasons, variability in the timing of vendor payments and customer receipts. We may, from time to time, borrow under our revolving credit facility or issue securities, if market conditions are favorable, to meet future cash needs or to reduce our borrowing costs.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to those presented in the “Reconciliation of Non-GAAP Measures” section below, including adjusted EBITDA and adjusted pro forma EBITDA as measured pursuant to the indentures governing our senior notes, and reflecting the pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at March 31, 2019.

Cash and cash equivalents decreased during the first three months of 2019 compared to the prior year period primarily driven by the repayment of $225.0 million under the 2022 Term Loan. We also saw lower levels of cash generated by operations and higher capital expenditures during the three months ended March 31, 2019 compared to the prior year period. As of March 31, 2019, approximately 68% of our cash and cash equivalents were held outside the U.S.

Working capital, excluding cash and cash equivalents, increased in the quarter due to higher accounts receivable balances due to higher sales and modestly slower collections. In addition, inventory balances increased during the quarter in anticipation of sales expected in the second quarter of 2019. The increase was partially offset by higher accrued interest balances as of March 31, 2019 compared to December 31, 2018 due to the timing of interest payments and interest related to the debt incurred to finance the anticipated Acquisition. We also saw higher accrued expenses as of March 31, 2019 compared to December 31, 2018 due to accrued debt issuance fees as well accrued transaction and integration costs, all related to the anticipated Acquisition. Accounts payable balances also increased primarily due to the higher inventory purchases. The increase in total capitalization during the quarter reflected the proceeds from the New Notes that were utilized to fund a substantial portion of the Acquisition on April 4, 2019. This increase was partially offset by the $225.0 million repayment of the 2022 Term Loan.

Cash Flow Overview

	March 31,		$	%
	2019	2018	Change	Change
Net cash generated by (used in) operating activities	$(10.0)	$35.3	$(45.3)	(128.3)%
Net cash used in investing activities	(3,781.8)	(10.6)	(3,771.2)	NM
Net cash generated by (used in) financing activities	3,509.5	(11.5)	3,521.0	NM

NM – Not meaningful

Operating Activities

	Three Months Ended
	March 31,
	2019	2018
Operating Activities:
Net income (loss)	$(2.3)	$33.7
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation and amortization	83.7	89.4
Equity-based compensation	7.5	10.5
Deferred income taxes	(1.4)	(5.4)
Changes in assets and liabilities:
Accounts receivable	(150.7)	(71.1)
Inventories	(62.4)	(25.2)
Prepaid expenses and other assets	(24.5)	(24.5)
Accounts payable and other liabilities	136.8	15.4
Other	3.3	12.4
Net cash generated by (used in) operating activities	$(10.0)	$35.2

During the three months ended March 31, 2019, we used a net $10.0 million of cash in operating activities compared to generating a net $35.2 million during the three months ended March 31, 2018. The lower level of cash generated was primarily due to lower cash flows from accounts receivable due to modestly slower collections. The negative cash flow impact of higher inventory balances was partially offset by an increase in accounts payable.

Investing Activities

	Three Months Ended
	March 31,
	2019	2018
Investing Activities:
Additions to property, plant and equipment	(21.4)	(13.6)
Proceeds from sale of property, plant and equipment	0.6	3.0
Acquisition funds held in escrow	(3,750.0)	—
Other	(11.0)	—
Net cash used in investing activities	$(3,781.8)	$(10.6)

During the three months ended March 31, 2019, we received proceeds from issuance of the New Notes to fund the anticipated Acquisition that were held in escrow as of March 31, 2019. Our investment in property, plant and equipment during the three months ended March 31, 2019 was $7.8 million higher than the three months ended March 31, 2018. The investment in property, plant and equipment was primarily related to supporting improvements in manufacturing operations, including expanding production capacity and investing in information technology, including software developed for internal use. During the three months ended March 31, 2019, we also paid $11.0 million of the $14.5 million liability for remaining payments due related to the August 2017 acquisition of Cable Exchange. During the three months ended March 31, 2019 and 2018, we sold property and equipment no longer being utilized for $0.6 million and $3.0 million, respectively.

Financing Activities

	Three Months Ended
	March 31,
	2019	2018
Financing Activities:
Long-term debt repaid	(225.0)	—
Long-term debt proceeds	3,750.0	—
Debt issuance costs	(9.3)	—
Proceeds from the issuance of common shares under equity-based compensation plans	1.3	3.9
Tax withholding payments for vested equity-based compensation awards	(7.5)	(15.4)
Net cash generated by (used in) financing activities	$3,509.5	$(11.5)

During the three months ended March 31, 2019, we received proceeds from issuance of the New Notes to fund the anticipated Acquisition. The proceeds were held in escrow as of March 31, 2019 and were released on April 4, 2019 to fund the Acquisition. In February 2019 we also secured the borrowing of $3.2 billion under the 2026 Term Loan with an interest rate of LIBOR plus 3.25%, which was funded as of April 4, 2019. As of the date of the Acquisition, we also entered into a new asset-based revolving credit facility with availability of $972.2 million as of April 4, 2019, reflecting a borrowing base of $1.0 billion reduced by $27.7 million of letters of credit issued under the facility. In connection with these financing transactions, we incurred $64.0 million of debt issuance costs, of which $9.3 million was paid during the three months ended March 31, 2019.

We repaid $225.0 million of the 2022 Term Loan in the first quarter of 2019. We repaid the remaining balance on April 4, 2019 using proceeds from the 2026 Term Loan. In addition to the new debt, we funded the Acquisition by issuing the Convertible Preferred Stock to Carlyle for an aggregate investment of $1.0 billion.

As of March 31, 2019, we had no outstanding borrowings under our existing revolving credit facility and the remaining availability was $490.7 million, reflecting a borrowing base of $518.3 million reduced by $27.7 million of letters of credit issued under the existing revolving credit facility.

We expect to voluntarily repay debt in the future and may repurchase certain of our senior notes if market conditions are favorable and the applicable indenture and the credit agreements governing the senior secured credit facilities permit such repayment or repurchase. In addition, we may refinance portions of our existing debt to lower borrowing costs, extend the term or adjust the total amount of fixed or floating-rate debt.

During the three months ended March 31, 2019, we received proceeds of $1.3 million related to the exercise of stock options. Also during the three months ended March 31, 2019, employees surrendered 0.3 million shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $7.5 million. During the three months ended March 31, 2018, we received proceeds of $3.9 million related to the exercise of stock options and employees surrendered 0.4 million shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units, which reduced cash flows by $15.4 million.

Off-Balance Sheet Arrangements

We are not party to any significant off-balance sheet arrangements. Other than the adoption of the new leasing guidance as of January 1, 2019 that requires all leases to be recorded on the balance sheet, there have not been any material changes to our off-balance sheet arrangements during the three months ended March 31, 2019.

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

We believe these financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the terms non-GAAP adjusted operating income, non-GAAP adjusted EBITDA and non-GAAP pro forma adjusted EBITDA may vary from that of others in our industry. These financial measures should not be considered as alternatives to operating income (loss), net income (loss) or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance, operating cash flows or liquidity.

We also believe presenting these non-GAAP results for the twelve months ended March 31, 2019 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the three months ended March 31, 2018 from the data for the year ended December 31, 2018 and then adding the data for the three months ended March 31, 2019.

In addition, we have limitations on certain future borrowings and other actions based on ratios that use financial measures similar to non-GAAP adjusted EBITDA but also give pro forma effect to certain events, including acquisitions, anticipated synergies from acquisitions and savings from cost reduction initiatives such as facility closures and headcount reductions. The impacts of certain material pro forma adjustments are reflected below in the twelve-month period used in the calculation of the ratios.

Consolidated

	Three Months		Year	Twelve Months
	Ended		Ended	Ended
	March 31,		December 31,	March 31,
	2019	2018	2018	2019
Operating income	$90.7	$103.7	$450.0	$437.0
Adjustments:
Amortization of purchased intangible assets	59.3	67.2	264.6	256.7
Restructuring costs, net	12.4	5.5	44.0	50.9
Equity-based compensation	7.5	10.5	44.9	41.9
Asset impairments	—	—	15.0	15.0
Integration and transaction costs (1)	20.8	1.6	19.5	38.7
Non-GAAP adjusted operating income	$190.7	$188.6	$838.0	$840.1
Depreciation	17.7	19.6	75.6	73.7
Non-GAAP adjusted EBITDA	$208.4	$208.1	$913.6	$913.9
ARRIS acquisition (2)				694.3
ARRIS synergies (3)				150.0
Cost reduction initiatives (4)				45.0
Non-GAAP pro forma adjusted EBITDA				$1,803.2
(1)	Reflects primarily transaction and integration costs related to the Acquisition in 2019 and integration costs of the BNS acquisition in 2018.
(2)	Reflects adjusted EBITDA related to the ARRIS business over the last twelve-month period.
(3)	Reflects annualized synergies expected to be realized in the three years following the close of the Acquisition.
(4)	Represents annualized savings from announced cost reduction initiatives.

CCS Segment

	Three Months Ended March 31,
	2019	2018
Operating income	$29.9	$53.2
Adjustments:
Amortization of purchased intangible assets	41.0	45.5
Restructuring costs, net	7.4	2.4
Equity-based compensation	4.5	6.4
Integration and transaction costs	12.7	1.2
Non-GAAP adjusted operating income	$95.5	$108.7
Depreciation	12.2	14.1
Non-GAAP adjusted EBITDA	$107.7	$122.7

CMS Segment

	Three Months Ended March 31,
	2019	2018
Operating income	$60.7	$50.5
Adjustments:
Amortization of purchased intangible assets	18.3	21.8
Restructuring costs, net	5.1	3.1
Equity-based compensation	3.1	4.1
Integration and transaction costs	8.0	0.4
Non-GAAP adjusted operating income	$95.2	$79.9
Depreciation	5.5	5.5
Non-GAAP adjusted EBITDA	$100.7	$85.4

Note: Components may not sum to total due to rounding.

Contractual Obligations

In February 2019, we issued the New Unsecured Notes, the 2026 Secured Notes and the 2024 Secured Notes and repaid $225.0 million of the 2022 Term Loan. In April 2019, we borrowed $3.2 billion under the 2026 Term Loan. The following table summarizes our contractual obligations at March 31, 2019:

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Remainder of 2019	2020-2021	2022-2023	Thereafter
	(in millions)
Long-term debt, including current maturities (a)	$7,561.3	$—	$650.0	$261.3	$6,650.0
Interest on long-term debt (a)(b)	2,849.1	314.2	881.9	820.8	832.2
Operating leases	123.2	27.0	57.7	23.4	15.1
Purchase obligations and other supplier agreements (c)	14.4	14.4	—	—	—
Pension and other postretirement benefit liabilities (d)	8.6	5.5	1.0	0.8	1.3
Restructuring costs, net (e)	15.7	14.0	1.5	0.2	—
Unrecognized tax benefits (f)	—	—	—	—	—
Total contractual obligations	$10,572.3	$375.1	$1,592.1	$1,106.5	$7,498.6

(a)

No other prepayment or redemption of any of our long-term debt balances has been assumed. Refer to Note 6 in both the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q and Notes to Consolidated Financial Statements included in our 2018 Annual Report for information regarding the terms of our long-term debt agreements.

(b)	Interest on long-term debt excludes the amortization of debt issuance costs and original issue discount. Interest on variable rate debt is estimated based upon rates in effect at March 31, 2019.
(c)

Purchase obligations and other supplier agreements include payments of $14.4 million due in 2019 for minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received. This item also includes $3.6 million of purchase price payments due in 2020 related to the acquisition of Cable Exchange.

(d)

Amounts reflect expected contributions related to payments under the postretirement benefit plans through 2028 and expected pension contributions of $4.9 million during the remainder of 2019 (see Note 10 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K).

(e)	Future restructuring payments exclude payments due under lease arrangements which are included in operating leases above.
(f)

Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $17.6 million has been excluded from the presentation. We anticipate a reduction of up to $4.6 million of unrecognized tax benefits during the remainder of 2019 (see Note 11 in the Notes to Consolidated Financial Statements included in our 2018 Annual Report).

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

These statements are subject to various risks and uncertainties, many of which are outside our control. Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q sets forth more detailed information about the factors that may cause our actual results to differ, perhaps materially, from the views stated in such forward-looking statements. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update any forward-looking statements to reflect developments or information obtained after the date of this Quarterly Report on Form 10-Q, except to the extent required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the changes disclosed below, there have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2018 Annual Report on Form 10-K, as filed with the SEC on February 21, 2019.

Interest Rate Risk

The table below summarizes the expected interest and principal payments associated with our variable rate debt outstanding at March 31, 2019 (the $261.3 million 2022 Term Loan and existing revolving credit facility). The principal payments presented below are based on scheduled maturities and assume no borrowings under the existing revolving credit facility. The interest payments presented below assume the interest rate in effect at March 31, 2019. The impact of a 1% increase in the interest rate index on projected future interest payments on the variable rate debt is also included in the table below.

	Remainder of 2019	2020	2021	2022	2023	There- after
Principal and interest payments on variable rate debt	$9.9	$12.4	$11.7	$273.1	$—	$—
Average cash interest rate	5.02%	4.76%	4.50%	4.50%	—	—
Impact of 1% increase in interest rate index	$2.0	$2.6	$2.6	$2.6	$—	$—

We also have $7.3 billion aggregate principal amount of fixed rate senior notes. The table below summarizes our expected interest and principal payments related to our fixed rate debt at March 31, 2019.

	Remainder of 2019	2020	2021	2022	2023	There- after
Principal and interest payments on fixed rate debt	$304.3	$437.0	$1,070.8	$404.5	$404.5	$7,482.2
Average cash interest rate	5.99%	5.99%	6.03%	6.08%	6.08%	6.50%

As part of our hedging strategy to mitigate a portion of the exposure to changes in cash flows resulting from the variable interest rate on the 2026 Term Loan, in March 2019, we entered into and designated pay-fixed, receive-variable interest rate swap derivatives as cash flow hedges of interest rate risk. The total notional amount of the interest rate swap derivatives as of March 31, 2019 was $600 million with outstanding maturities of up to sixty months. As of March 31, 2019, the combined fair value of the interest rate swaps was a $5.5 million loss.

Foreign Currency Risk

During the three months ended March 31, 2019, we entered into foreign exchange forward contracts and cross currency swaps, with outstanding maturities of up to twenty-seven months, that are designated as net investment hedges and are intended to mitigate a portion of the foreign currency risk on the Euro net investment in a foreign subsidiary. As of March 31, 2019, the notional value of the derivative contracts was $430 million and the combined fair value of the contracts was a $4.9 million gain.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth under “Commitments and Contingencies” in Note 1 of the Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. In addition to the factors discussed elsewhere in this Quarterly Reporting on Form 10-Q, the following are some of the important factors that, individually or in the aggregate, we believe could make our results differ materially from those described in any forward-looking statements. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of risks, uncertainties and assumptions related to us or our business.

ARRIS Acquisition (the Acquisition) Risks

The integration of CommScope and ARRIS International plc (ARRIS) will be costly and time-consuming and the anticipated benefits and cost savings may take longer to realize than expected or may not be realized at all. If we are unable to integrate ARRIS effectively, we may not realize the anticipated benefits of the Acquisition.

We currently expect annual synergies and cost savings of approximately $150.0 million to be fully achieved within three years post-closing the Acquisition, with approximately $60.0 million in the first full year. We also expect to incur integration and restructuring costs of approximately $150.0 million to achieve these synergies. These synergies are expected to come from all areas of our company, including sales, marketing, general and administrative, operations and research and development (R&D). Our ability to realize the anticipated benefits is dependent, to a large extent, on our ability to complete the integration of the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process and there can be no assurance that we will be able to successfully integrate CommScope and ARRIS, or if such integration is successfully accomplished, that such integration will not be more costly or take longer than presently contemplated. If we cannot successfully complete the integration within a reasonable time frame, we may not be able to realize the anticipated benefits of the Acquisition, which could have a material adverse effect on our share price, business, financial position, results of operations and cash flows.

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

As a result of the Acquisition, The Carlyle Group (Carlyle) owns a substantial portion of our equity and its interests may not be aligned with yours.

Funding for the Acquisition included an investment by Carlyle in our Series A Convertible Preferred Stock. As a result, Carlyle owns approximately 16% of our common stock on an if-converted basis and we have increased the size of our board of directors to eleven, giving Carlyle the right to designate up to two directors. In addition, certain of our existing directors are senior advisors to Carlyle. Circumstances may occur in which the interests of Carlyle could conflict with the interests of our other stockholders. For example, the existence of Carlyle as a significant stockholder and Carlyle’s board appointment rights may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.

Competitive Risks

Our business is dependent on capital spending for data and communication networks, and reductions in such capital spending could adversely affect our business.

Our performance is dependent on capital spending for constructing, rebuilding, maintaining or upgrading data and communication networks, which can be volatile and difficult to forecast. Capital spending in the communications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect the timing and amount of capital spending in the communications industry, including:

•	competing technologies;
•	general economic and market conditions;
•	foreign currency fluctuations;
•	seasonality of outside deployments;
•	timing and adoption of the global rollout of new technologies;
•	customer-specific financial conditions;
•	changes in customer preferences or requirements;
•	availability and cost of capital;
•	governmental regulation;
•	demand for network services;
•	competitive pressures, including pricing pressures;
•	customer acceptance of new services offered;
•	industry consolidation; and
•	real or perceived trends or uncertainties in these factors.

As a result of these factors, we may not be able to maintain or increase our sales in the future, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

A substantial portion of our business is derived from a limited number of key customers and channel partners.

Our customer base includes direct customers, original equipment manufacturers (OEMs) and channel partners, which include distributors, system integrators, value-added resellers and manufacturers’ representatives. For the twelve month period ended March 31, 2019, on a pro forma basis after giving effect to the Acquisition, we would have derived approximately 19% of our consolidated net sales from our top two direct customers. Our largest customer would have been Comcast, accounting for approximately 11% of our consolidated net sales. The concentration of our net sales with these key customers subjects us to a variety of risks including:

•	lower sales that could result from the loss of one or more of our key customers;
•	less efficient operations that could result in higher costs from an inability to accurately forecast and plan for volatile spending patterns of key customers;
•	renegotiations of agreements with key customers (or consolidation of agreements with common customers in connection with the Acquisition) that could result in materially less favorable terms;
•	financial difficulties experienced by one or more of our key customers, that could result in reduced purchases of our products and/or delays or difficulties in collecting accounts receivable balances;
•	election by our key customers to purchase products from our competitors in order to diversify their supplier base and dual-source key products, resulting in reduced purchases of our products;
•	being dependent on customers with substantial purchasing power and leverage in negotiating contractual obligations, resulting in lower net sales and gross profit; and
•	reductions in inventory levels held by channel partners and OEMs, which may be unrelated to purchasing trends by end customers.

We are also exposed to similar risks to the extent that we have significant indirect sales to one or more end-users of our products who may also be a direct customer.

We generally have no minimum purchase commitments with any of our distributors, value-added resellers, operators or OEMs or other customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Although we maintain long-term relationships with these parties and have not historically lost key customers, we have experienced variability in the level of purchases by our key customers. Any significant reduction in sales to these customers, including as a result of the inability or unwillingness of these customers to continue purchasing our products, could materially and adversely affect our business, financial condition, results of operations and cash flows.

We face competitive pressures with respect to all of our major product groups.

Competition in our industry depends on a number of factors, including: innovative product and service solution offerings; the ability to adapt to changing markets and customer preferences; product and service quality; timing of the introduction of new products and services; speed of delivery; pricing; and customer service, including the total customer experience.

In each of our major product groups, we compete with a substantial number of foreign and domestic companies, some of which have greater financial, technical, marketing and other resources or lower operating costs. They may also have broader product offerings and market focus. This gives many of these enterprises a competitive advantage to withstand any significant reduction in capital spending by customers in our markets over the long term. In some instances, our customers themselves may be our competition. Some of our customers may develop their own software requiring support within our products and/or may design and develop products of their own that are produced to their own specifications directly by a contract manufacturer. Further, our industry continues to consolidate, and the combination of any of our competitors could further increase these advantages and result in competitors with broader market presence.

Some competitors may be able to bundle their products and services together and may be capable of delivering more complete solutions that better meet customer preferences than we are able to provide, which may cause us to lose sales opportunities and revenue. Competitors’ actions, such as price reductions, acceptance of high-risk contractual terms or the introduction of new, innovative products and services, and the use of exclusively price-driven auctions by customers have caused lost sales opportunities in the past and may cause us to lose sales opportunities in the future. The rapid technological changes occurring in the communications industry could also lead to the entry of new competitors against whom we may not be able to compete successfully. For example, as networks become more virtualized, the functionality of our products is at risk of being subsumed by competitors who utilize software to provide the same functions as our products. A related trend that could affect us is the emerging interest in distributed access architectures (DAA), which disaggregates some of the functions of the converged cable access platform (CCAP) and the access and transport platforms to enable deployment of these functions in ways that could reduce traditional operator capital expenditures in hybrid fiber-coaxial. We have developed and deployed a line of DAA products but some operators may not be aligned on the specific implementations of DAA and we could lose market share to competitors. Service providers also have the goal of virtualizing CCAP management and control functions as they deploy DAA, and while we are developing a fully virtualized CCAP product, this could potentially enable new competitors to enter the market and reduce operator dependence on our products. If any of our competitors’ products or technologies were to become the industry standard, our business would be negatively affected.

Further, if we are unable to transform our business processes to support changing customer expectations and deliver a superior total customer experience, we may lose sales opportunities in the future.

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

Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high-quality support and services would have a material adverse effect on our sales and results of operations.

Once our products are deployed, our channel partners and end customers depend on our support organization to resolve any issues relating to our products. A high level of support is important for the successful marketing and sale of our products. In many cases, our channel partners provide support directly to our end-customers. We do not have complete control over the level or quality of support provided by our channel partners. These channel partners may also provide support for other third-party products, which may potentially distract resources from support for our products. If we and our channel partners do not effectively assist our end customers in deploying our products, succeed in helping our end customers quickly resolve post-deployment issues or provide effective ongoing support, it would adversely affect our ability to sell our products to existing end customers and could harm our reputation with potential end customers. In some cases, we guarantee a certain level of performance to our channel partners and end customers, which could prove to be resource-intensive and expensive for us to fulfill if unforeseen technical problems were to arise.

Many of our service provider and large enterprise end customers have more complex networks and require higher levels of support than our smaller end customers. If our support organization fails to meet the requirements of our service provider or large enterprise end customers, it may be more difficult to execute on our strategy to increase our sales to large end customers. In addition, given the extent of our international operations, our support organization faces challenges, including those associated with delivering support, training and documentation in languages other than English. As a result of these factors, our failure to maintain high-quality support and services would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes to the regulatory environment in which our customers operate and changes in or uncertainty about government funded programs may negatively impact our business.

The telecommunications and cable television industries are subject to significant and changing federal and state regulation, both in the U.S. and other countries. Many of our customers are subject to the rules and regulations and changes to the way in which Internet service providers are regulated could adversely impact our customers’ decisions regarding capital spending. Some of our customers include agencies of the U.S. federal government as well as educational institutions that receive funding from the U.S. federal government. CommScope, as well as some of our customers, also participate in and benefit from government funded programs that encourage the development of network infrastructures. Examples include FirstNet, which is an independent authority within the U.S. Department of Commerce authorized by Congress to develop, build and operate the nationwide broadband network that equips first responders, and the E-rates program, which provides supplemental funding to school districts to fund upgrades to technical infrastructure, including Wi-Fi infrastructure. Changes in government programs in our industry or uncertainty regarding future changes could adversely impact our customers’ decisions regarding capital spending, which could decrease demand for our products. Decreased demand for our products could materially and adversely affect our operating results, financial condition and cash flows.

Operational Risks

Our future success depends on our ability to anticipate and adapt to changes in technology and customer preferences and develop, implement and market innovative solutions.

Many of our markets are characterized by rapid advances in information processing and communications capabilities that require increased transmission speeds and density and greater bandwidth. These advances require significant investments in R&D in order to improve the capabilities of our products and services and develop new offerings or solutions that will meet the needs and preferences of our customers. There can be no assurance that our investments in R&D will yield marketable product innovations.

We may not be successful in our ongoing innovation efforts if, among other things, our products and services are not cost effective, brought to market in a timely manner, compliant with evolving industry standards, accepted in the market or recognized as meeting customer requirements. We could experience a material adverse effect on our results of operations, financial condition and cash flows if we are not successful in our ongoing innovation efforts.

As our products become more complex and customer preferences continue to change, we may encounter difficulties in meeting customer preferences, including performance, service and delivery expectations. Developing our products is expensive, complex and involves uncertainties. Each phase in the development of our products presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of such product and could jeopardize end customer acceptance of the product. We have experienced in the past, and may in the future experience, design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Any such difficulties or delays could have a material adverse effect on our results of operations, financial condition and cash flows.

If we do not stay current with product life cycle developments, our business may suffer.

To compete successfully, we must continue to innovate in anticipation of both our customers’ needs and developing industry trends, which require us to quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. The introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices and ensure that new products can be timely delivered to meet our customers’ demand.

For example, a significant portion of our revenues is dependent on the commercial deployment of technologies based on 3G and 4G wireless communications equipment and products. If we are not able to support our customers in an effective and cost-efficient manner as they advance from older generation networks or as they expand the capacity of their networks, our business will suffer. If we do not have competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G wireless communications systems, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Furthermore, there are several major trends that we expect to continue to impact the enterprise market and product life cycles. Enterprises are shifting toward mobility indoors and adjusting in-building cabling designs to support Wi-Fi, more access points and in-building cellular applications. Due to significant increases in data traffic and migrations of applications to the cloud, enterprises are also shifting spending toward multi-tenant data centers and hyperscale cloud service providers, which offer cloud data centers services as a replacement to in-house corporate data centers. As a result, there is growing demand for fiber solutions and decelerating demand for copper solutions. If we are unable to continue to support customers in these transitions, or if sales of copper products decline faster than expected, we could experience a material adverse effect on our results of operations, financial condition and cash flows.

In order to stay current with product life cycle developments, we have formed strategic relationships with leading technology companies to provide us with early access to technology that we believe will help keep us at the forefront of our industry. Our strategic alliances are generally based on business relationships that have not been the subject of written agreements expressly providing for the alliance to continue for a significant period of time, and the loss of any such strategic relationship could have a material adverse effect on our business and results of operations.

If our Enterprise segment products do not interoperate with cellular networks and mobile devices, future sales of our products could be negatively affected.

Our Enterprise segment products are designed to interoperate with cellular networks and mobile devices using Wi-Fi technology. These networks and devices have varied and complex specifications. As a result, we must attempt to ensure that our products interoperate effectively with these existing and planned networks and devices. To meet these requirements, we must continue to undertake development and testing efforts that require significant capital and employee resources. We may not accomplish these development efforts quickly or cost-effectively, or at all. If our products do not interoperate effectively, orders for our products could be delayed or cancelled, which would harm our revenue, operating results and reputation, potentially resulting in the loss of existing and potential end customers. The failure of our products to interoperate effectively with cellular networks or mobile devices may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. In addition, our end customers may require our products to comply with new and rapidly evolving security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, such end customers may not purchase our products, which would harm our business, operating results, financial condition and cash flows.

If our service offerings or products, including material purchased from our suppliers have quality or performance issues, our business may suffer.

Our business depends on delivering products and services of consistently high quality. Many of our solutions are highly complex, and testing procedures used by us and our customers are limited to evaluating them under likely and foreseeable failure scenarios. Many of our products include both hardware and software components. It is not unusual for software, especially in earlier versions, to contain bugs that can unexpectedly interfere with expected operations. For various reasons, once deployed, our products may fail to perform as expected. Performance issues could result from faulty design, defective raw materials or components purchased from suppliers, problems in manufacturing or installation errors. We have experienced such performance issues in the past and remain exposed to such performance issues in the future. In some cases, recall of some or all affected products, product redesigns or additional capital expenditures may be required to correct a defect; and depending on the number of products affected, the cost of fixing or replacing such products could have a material impact on our operating results.

In some cases, we are dependent on a sole supplier for components used in our products. Defects in sole-sourced components subject us to additional risk of being able to quickly address any product issues or failures experienced by our customers as a result of the component defect and could delay our ability to deliver new products until the defective components are corrected or a new supplier is identified and qualified. This could increase our costs in resolving the product issue, result in decreased sales of the impacted product or damage our reputation with customers, any of which could have the effect of negatively impacting our operating results.

Hardware or software defects could also permit unauthorized users to gain access to our customers’ networks and/or a consumer’s home network. In addition to potentially damaging our reputation with customers, such defects may also subject us to claims for damages under agreements with our customers and fines by regulatory authorities.

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

Although certain technical problems experienced by users may not be caused by our products, our business and reputation may be harmed if users perceive our products as the cause of a slow or unreliable network connection, or a high-profile network failure.

Our products have been deployed in many different locations and user environments and are capable of providing services and connectivity to many different types of devices operating a variety of applications. The ability of our products to operate effectively can be negatively impacted by many different elements unrelated to our products. For example, a user’s experience may suffer from an incorrect setting in a Wi-Fi device. Although certain technical problems experienced by users may not be caused by our products, users often may perceive the underlying cause to be a result of poor performance of the wireless network. This perception, even if incorrect, could harm our business and reputation. Similarly, a high-profile network failure may be caused by improper operation of the network or failure of a network component that we did not supply, but other service providers may perceive that our products were implicated, which, even if incorrect, could harm our business, financial condition, results of operations and cash flows.

We depend on cloud computing infrastructure operated by third-parties and any disruption in these operations could adversely affect our business.

For certain of our service offerings, in particular our Wi-Fi-related cloud services, we rely on third parties to provide cloud computing infrastructure that offers storage capabilities, data processing and other services. We currently operate our cloud-dependent services using Amazon Web Service (AWS) or Google Compute Engine (GCE). We cannot easily switch our AWS or GCE operations to another cloud provider. Any disruption of or interference with our use of these cloud services would impact our operations and our business could be adversely impacted.

Problems faced by our third-party cloud services, with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our end customers. If AWS and GCE are unable to keep up with our needs for capacity, this could have an adverse effect on our business. Any changes in third-party cloud services, or any errors, defects, disruptions or other performance problems with our applications, could adversely affect our reputation and may damage our end customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might adversely affect our reputation and operating results, cause us to issue refunds or service credits, subject us to potential liabilities or result in contract terminations.

Our business depends on effective management information systems.

We rely on effective management information systems for critical business operations, to support strategic business decisions and to maintain a competitive edge in the marketplace. We rely on our enterprise resource planning (ERP) systems to support critical business operations such as processing sales orders and invoicing, manufacturing, shipping, inventory control, purchasing and supply chain management, human resources and financial reporting. Our acquired ARRIS business initiated the process of upgrading its ERP software solution to a newer, cloud-based version. We expect the upgrade to be completed in 2019. Implementation of the upgraded solution will have a significant impact on our business processes and information systems. The transition will require significant change management, meaningful investment in capital and personnel resources and coordination of numerous software and system providers and internal business teams. We may experience difficulties as we manage these changes and transition to the upgraded systems, including loss or corruption of data, delayed shipments, decreases in productivity as personnel implement and become familiar with new systems and processes, unanticipated expenses (including increased costs of implementation or costs of conducting business) and lost revenues. Difficulties in implementing the upgraded solution or significant system failures could disrupt our operations, divert management’s attention from key strategic initiatives and have an adverse effect on our capital resources, financial condition, results of operations or cash flows. In addition, any delays in completing the upgrade process could exacerbate these transition risks as well as expose us to additional risks in the event that the support for our existing ERP software solution is reduced or eliminated.

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

If we are unable to maintain our management information systems, including our IT infrastructure, to support critical business operations, produce information for business decision-making activities and support e-commerce activities, we could experience a material adverse impact on our business or an inability to timely and accurately report our financial results.

Cyber-security incidents, including data security breaches, ransomware or computer viruses, could harm our business by exposing us to various liabilities, disrupting our delivery of products and services and damaging our reputation.

We rely extensively on our management information technology systems and those of third parties to operate our business and store proprietary information about our products and intellectual property. Additionally, we and others acting on our behalf receive, process, store and transmit confidential data, including “personally identifiable information,” with respect to employees, vendors, customers and others. As the recent rise in cybersecurity incidents around the world indicates, all management information technology systems are vulnerable. Despite the security controls we have in place, our facilities, systems and procedures, and those of our third-party service providers, are at risk of security breaches, acts of vandalism, ransomware, software viruses, misplaced or lost data, programming and/or human errors or other similar events. In particular, unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of proprietary, confidential or sensitive information, the deletion or modification of records or interruptions in our operations. These cybersecurity risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. We employ a variety of security breach countermeasures and security controls designed to mitigate these risks, but we cannot guarantee that all breach attempts can be successfully thwarted by these measures as the sophistication of attacks increases. As cyber threats continue to evolve, we may be required to expend additional resources to mitigate new and emerging threats while continuing to enhance our information security capabilities or to investigate and remediate security vulnerabilities.

In addition, defects in some of the hardware or software we develop and sell, or in their implementation by our customers, could also result in unauthorized access to our customers’ and/or consumers’ networks. Any such events could result in theft of trade secrets and intellectual property; give rise to legal proceedings; cause us to incur increased costs for insurance premiums, security, remediation and regulatory compliance; subject us to civil and criminal penalties; expose us to liabilities to our customers, employees, vendors, governmental authorities or other third parties; allow others to unfairly compete with us; disrupt our delivery of products and services; expose the confidential information of our clients and others; and have a negative impact on our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Because of the nature of information that may pass through or be stored on our solutions or networks, we and our end customers may be subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters.

Globally, there has been an increase in laws and regulatory action relating to privacy-related matters. Some of these laws impose requirements for the handling of personal data, including data of employees, consumers and business contacts. For example, several U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. Foreign data protection, privacy and other laws and regulations can be more restrictive than those in the U.S. For example, in 2016, the EU Parliament approved the EU General Data Protection Regulation (GDPR), which became effective in May 2018. GDPR was designed to harmonize data privacy laws across Europe, to protect and empower all EU citizens’ data privacy and to reshape the way organizations across the region approach data privacy. Compliance with GDPR has required changes to existing products, designs of future products, internal and external software systems, including our websites, and changes to many company processes and policies. Failure to comply with GDPR could cause significant penalties and loss of business.

In addition, some countries are considering or have passed legislation requiring local storage and processing of data. For example, Brazil and India have each adopted such laws that will become effective in January 2020. These new and proposed laws could increase the cost and complexity of offering our solutions or maintaining our business operations in those jurisdictions. The introduction of new solutions or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. Our channel partners and end customers also may be subject to such laws and regulations in the use of our products and services.

These U.S. federal and state and foreign laws and regulations, which often can be enforced by private parties or government entities, are constantly evolving. In addition, the application and interpretation of these laws and regulations are often uncertain, may be interpreted and applied inconsistently from country to country and with our current policies and practices and may be contradictory with each other. For example, a government entity in one jurisdiction may demand the transfer of information forbidden from transfer by a government entity in another jurisdiction. If our actions were determined to be in violation of any of these disparate laws and regulations, in addition to the possibility of fines, we could be ordered to change our data practices, which could have an adverse effect on our business and results of operations and financial condition. There is also a risk that we, directly or as the result of a third-party service provider we use, could be found to have failed to comply with the laws or regulations applicable in a jurisdiction regarding the collection, handling, transfer, disposal or consent to the use of personal data, which could subject us to fines or other sanctions, as well as adverse reputational impact.

Compliance with these existing and proposed laws and regulations can be costly, increase our operating costs and require significant management time and attention, and failure to comply can result in negative publicity and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices. Customers may demand or request additional functionality in our products or services that they believe are necessary or appropriate to comply with such laws and regulations, which can cause us to incur significant additional costs and can delay or impede the development of new solutions. In addition, there is a risk that failures in systems designed to protect private, personal or proprietary data held by us or our customers using our solutions will allow such data to be disclosed to or seen by others, resulting in application of regulatory penalties, enforcement actions, remediation obligations, private litigation by parties whose data were improperly disclosed or claims from our customers for costs or damages they incur.

If our integrated global manufacturing operations suffer production or shipping delays, we may have difficulty meeting customer demands.

Disruption of our ability to produce at or distribute from our facilities could adversely affect our ability to manufacture products at our other manufacturing facilities in a cost-effective and timely manner. In particular, some of our manufacturing facilities rely on aging production equipment and information technology infrastructure, and if we fail to properly maintain or update this equipment, it could affect our ability to manufacture or ship products. Other disruptions, including labor disturbances, fire, electrical outage, natural disaster, acts of violence or terrorism, shipping interruptions or some other catastrophic event could adversely affect our ability to manufacture products at our other manufacturing facilities in a cost-effective and timely manner, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The continued industry move to open standards may impact our future results.

Our industry has and will continue to demand products based on open standards. The move toward open standards is expected to increase the number of providers that will offer services to the market. This trend is also expected to increase the number of competitors who are able to supply products to service providers and the enterprise market and drive down the capital costs. These factors may adversely impact both our future revenues and margins. In addition, many of our customers participate in “technology pools” and increasingly request that we donate a portion of our source code used by the customer to these pools, which may impact our ability to recapture the R&D investment made in developing such code.

We believe that we will be increasingly required to work with third-party technology providers. As a result, we expect the shift to more open standards may require us to license software and other components indirectly to third parties via various open-source or royalty-free licenses. In some circumstances, our use of such open-source technology may include technology or protocols developed by standards settings bodies, other industry forums or third-party companies. The terms of the open-source licenses granted by such parties, or the granting of royalty-free licenses, may limit our ability to commercialize products that utilize such technology, which could have a material adverse effect on our results.

Supply Chain Risks

Our dependence on commodities subjects us to cost volatility and potential availability constraints.

Our profitability may be materially affected by changes in the market price and availability of certain raw materials, most of which are linked to the commodity markets. The principal raw materials and components we purchase are made of metals such as copper, steel, aluminum or brass, plastics and other polymers and optical fiber. Fabricated copper, steel and aluminum are used in the production of coaxial and twisted pair cables, and polymers are used to insulate and protect cables. Prices for copper, steel, aluminum, fluoropolymers and certain other polymers derived from oil and natural gas have experienced significant volatility as a result of changes in the levels of global demand, supply disruptions and other factors. As a result, we have adjusted our prices for certain products and may have to adjust prices again in the future. Delays in implementing price increases or a failure to achieve market acceptance of price increases has in the past, and could in the future, have a material adverse impact on our results of operations. In an environment of falling commodities prices, we may be unable to sell higher-cost inventory before implementing price decreases, which could have a material adverse impact on our business, financial condition and results of operations.

We are dependent on a limited number of key suppliers for certain raw materials and components.

We are dependent on a limited number of key suppliers for certain of our raw material and component purchases, including certain polymers, copper rod, copper and aluminum tapes, fine aluminum wire, steel wire, optical fiber, circuit boards and other electronic components, subassemblies and modules. Certain of our suppliers are sole source suppliers and a number of our agreements with suppliers are short-term in nature.

Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on subcontractors involves several risks, including a potential inability to obtain an adequate supply of required materials, components and other products, and reduced control over pricing, quality and timely delivery. Current supply of components in the memory and passives categories could impact our ability to deliver on a timely basis and overall product costs. Our key suppliers have experienced in the past, and could experience in the future, production, operational or financial difficulties, or there may be global shortages of certain raw materials or components we use. Our inability to find sufficient sources of supply on reasonable terms could impact our ability to manufacture products in a cost-effective manner, which could have a material adverse effect on our gross margin and results of operations. It could also affect our ability to ship products on a timely basis, which could damage relationships with current and prospective customers and potentially have a material adverse effect on our business.

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

We internally produce, both domestically and internationally, a portion of the components used in our finished products. We also rely on third-party contract manufacturers, both domestically and internationally, to produce certain products or key components of products. If we do not have sufficient production capacity, either through our internal facilities or independent contract manufacturers, or if we cannot ramp up capacity for complex products fast enough to meet customer demand, we may experience lost sales opportunities, lost market share and customer relations problems, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our contract manufacturers encounter production, quality, financial or other difficulties we may experience difficulty in meeting customer demands.

We rely on unaffiliated contract manufacturers, both domestically and internationally, to produce certain products or key components of products. Our reliance on these contract manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs and product supply and timing. Any manufacturing disruption by these contract manufacturers could severely impair our ability to fulfill orders. Our reliance on outsourced manufacturers also yields the potential for infringement or misappropriation of our intellectual property. If we are unable to manage our relationships with our contract manufacturers effectively, or if our contract manufacturers suffer delays or disruptions for any reason, including labor disturbances or geopolitical instability, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers may be impaired, and our business and operating results could be harmed.

These manufacturers typically fulfill our supply requirements on the basis of individual orders. In most cases, we do not have long-term contracts with our contract manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, our contract manufacturers are not obligated to continue to fulfill our supply requirements, which could result in supply shortages, and the prices we are charged for manufacturing services could be increased on short notice. In addition, as a result of fluctuating global financial market conditions, natural disasters or other causes, it is possible that any of our manufacturers could experience interruptions in production, cease operations or alter our current arrangements. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will be required to identify one or more acceptable alternative manufacturers. Additionally, with the current U.S. trade tariff environment, we are transitioning manufacturing for certain impacted products to non-tariff countries. It is time-consuming and costly, and changes in our contract manufacturers or manufacturing locations may cause significant interruptions in supply if the manufacturers have difficulty manufacturing products to our specifications. As a result, our ability to meet our scheduled product deliveries to our customers could be adversely affected, which could cause the loss of sales to existing or potential customers, delayed revenue or an increase in our costs. Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages or quality problems, at one of our manufacturers would negatively affect sales of our product lines that are, or require the component, manufactured by that manufacturer and adversely affect our business financial condition, results of operations and cash flows.

Strategic Risks

Our business strategy relies in part on acquisitions to create growth. We may not fully realize anticipated benefits from past or future acquisitions or investments in other companies.

For a discussion of the risks associated with the current acquisition of ARRIS, see the “ARRIS Acquisition Risks” noted above under this Item 1A. Risk Factors section.

Both CommScope and ARRIS have completed a number of significant acquisitions and invested in other companies over recent years and we expect to make additional acquisitions and strategic investments in the future. For instance, in 2017 ARRIS acquired the Ruckus Wireless and ICX Switch business (Ruckus Networks), in 2016 ARRIS combined with Pace plc (Pace) and in 2015 CommScope acquired TE Connectivity’s, Broadband Network Systems (BNS) business. We anticipate that a portion of any future growth of our business may be accomplished by acquiring existing businesses, products or technologies.

However, we may not be able to identify suitable acquisition opportunities or obtain the necessary financing on acceptable terms. We may spend time and money investigating and negotiating with potential acquisition or investment targets but not complete the transaction.

Any future acquisition could involve risks, including the assumption of additional liabilities and expenses, issuances of debt, incurrence of transaction and integration costs, diversion of management’s attention from other business concerns, assumption of unknown contingent liabilities and unanticipated litigation. Furthermore, such acquisition may be dilutive to our financial results. There are also significant challenges to integrating an acquired operation into our business, including, but not limited to successfully managing the operations, manufacturing facilities and technology; integrating the sales organizations; maintaining and increasing the customer base; retaining key employees, suppliers and distributors; integrating management information systems, including ERP systems; integrating inventory management and accounting activities; integrating R&D activities; navigating markets in which we potentially have limited or no prior experience; integrating and implementing effective disclosure controls and procedures and internal controls over financial reporting; addressing operating losses that may exist related to individual markets, facilities or product lines; and the impact of goodwill or in-process R&D impairment charges, amortization costs for acquired intangible assets and acquisition accounting treatment, including the loss of deferred revenue and increases in the fair values of inventory and other acquired assets, on our GAAP financial condition and results of operations.

Although we expect to realize strategic, operational and financial benefits as a result of the current acquisition of ARRIS, as well as past and future acquisitions and investments, we cannot predict or guarantee whether and to what extent anticipated cost savings, synergies and growth prospects will be achieved.

We may sell or discontinue one or more of our product lines as a result of our evaluation of our products and markets.

We periodically evaluate our various product lines and may consider the divestiture or discontinuance of one or more of those product lines. For example, in 2016 ARRIS sold its whole-home solutions business. Any such divestiture or discontinuance could adversely affect our financial position, results of operations and cash flows. Divestitures of product lines have inherent risks, including the expense of selling the product line; the possibility that any anticipated sale will not occur; possible delays in closing any sale; the risk of lower-than-expected proceeds from the sale of the divested business; unexpected costs, including those associated with the separation of the business to be sold, from our management information and other operating systems; distracting employees; potential post-closing claims for indemnification; and potential loss of customers. Expected cost savings may also be difficult to achieve or maximize due to a fixed cost structure, and we may experience varying success in the timely reduction of fixed costs or transferring of liabilities previously associated with the divested or discontinued business.

Difficulties may be encountered in the realignment of manufacturing capacity and capabilities among our global manufacturing facilities and our contract manufacturers that could adversely affect our ability to meet customer demand for our products.

We periodically realign manufacturing capacity among our global facilities and contract manufacturers in order to reduce costs by improving manufacturing efficiency and to strengthen our long-term competitive position. The implementation of these initiatives may include significant shifts of production capacity among facilities and contract manufacturers. There are significant risks inherent in the implementation of these initiatives, including our failure to ensure the following: adequate inventory on hand or production capacity to meet customer demand while capacity is being shifted among facilities; maintaining product quality as a result of shifting capacity; adequate raw material and other service providers to meet the needs at the new production locations; ability to successfully remove, transport and re-install equipment; and availability of adequate supervisory, production and support personnel to accommodate the shifted production. In the event manufacturing realignment initiatives are not successfully implemented, we could experience lost future sales and increased operating costs, as well as customer relations problems, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may need to undertake additional restructuring actions in the future.

We have previously recognized restructuring charges in response to slowdowns in demand for our products and in conjunction with the implementation of initiatives to reduce costs and improve efficiency of our operations. Most recently, we have undertaken a number of initiatives to support the integration of BNS and ARRIS has undertaken similar initiatives to integrate Pace and Ruckus Networks, which included the closure of certain domestic and international manufacturing facilities and various other workforce reductions. As a result of the integration of the current acquisition of ARRIS, changes in business conditions and other developments, we may need to initiate additional restructuring actions that could result in workforce reductions and restructuring charges, which could be material.

Financial Risks

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations with respect to our indebtedness.

See Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for additional details of our indebtedness as of March 31, 2019. As of March 31, 2019, we had approximately $7.6 billion of indebtedness on a consolidated basis. This includes our existing debt before closing of the Acquisition and the following debt issued on February 19, 2019 as a result of the Acquisition, which was held in escrow as of March 31, 2019: $1.25 billion the 2024 Secured Notes, $1.5 billion of the 2026 Secured Notes and $1.0 billion of the New Unsecured Notes. The proceeds were released from escrow upon completion of the Acquisition on April 4, 2019. At the close of the Acquisition, we also borrowed $3.2 billion under the 2026 Term Loan with an interest rate of LIBOR plus 3.25%. We used a portion of the 2026 Term Loan to pay off the 2022 Term Loan. In addition, we entered into a new asset-based revolving credit facility of up to $1.0 billion, subject to borrowing base capacity. As such, as of March 31, 2019, on a pro forma basis after giving effect to the Acquisition, we would have had approximately $10.5 billion of indebtedness on a consolidated basis. We have entered into certain hedging agreements to reduce our exposure to variable rate debt.

As of March 31, 2019, we had no outstanding loans under our existing revolving credit facility and approximately $463.1 million in borrowing capacity. As of April 4, 2019, we had no borrowings outstanding under the new revolving credit facility and availability of $972.2 million. Our ability to borrow under our revolving credit facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time and may further depend on lenders’ discretionary ability to impose reserves and availability blocks.

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

Our variable rate indebtedness currently uses LIBOR as a benchmark for establishing the rate. On July 27, 2017, the authority that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom (U.K.), the U.S. or elsewhere.

In addition, the indentures and credit agreements governing our indebtedness contain affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Despite current indebtedness levels and restrictive covenants, we may still incur additional indebtedness that could further exacerbate the risks associated with our substantial financial leverage.

We may incur significant additional indebtedness in the future under the agreements governing our indebtedness. Although the indentures and the credit agreements governing our current indebtedness and our future indebtedness as a result of the Acquisition contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Additionally, these restrictions permit us to incur obligations that, although preferential to our common stock in terms of payment, do not constitute indebtedness.

To service our indebtedness and pay dividends on our preferred stock, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

Our operations are conducted through our global subsidiaries and our ability to make cash payments on our indebtedness and pay cash dividends on our preferred stock will depend on the earnings and the distribution of funds from our subsidiaries. Certain of our subsidiaries may have limitations or restrictions on paying dividends and otherwise transferring funds to us. Our ability to make cash payments on and to refinance our indebtedness will depend upon our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities or transfer sufficient funds from our subsidiaries to permit us to pay the principal, premium, if any, and interest on our indebtedness and dividends on our preferred stock.

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

If we do not obtain the necessary stockholder approval, we may not be able to pay dividends in kind on our Series A Convertible Preferred Stock.

At the 2020 annual meeting of our stockholders, we will include in our proxy statement a proposal to approve the issuance of shares of common stock to Carlyle in connection with any future conversion or redemption of the Series A Convertible Preferred Stock into common stock, any issuance of common stock to Carlyle as a dividend in kind, or pursuant to Carlyle’s participation rights, which, absent such approval, would be prohibited under Nasdaq Listing Rule 5635. If this approval is not obtained, we could be unable to issue shares of common stock to Carlyle in excess of the maximum amount permitted under the listing rules of NASDAQ and, as a result, we would have to settle certain obligations to Carlyle in cash. In addition, if this approval is not obtained, we will not be able to pay dividends in kind on the Series A Convertible Preferred Stock. To the extent that we are not able to pay dividends in kind, we will have to pay dividends in cash, which could have a material adverse impact on our cash flows and reduce the amount of cash available for working capital, debt reduction, capital expenditures, growth opportunities, acquisitions and other general corporate purposes.

We may need to recognize additional impairment charges related to goodwill, identified intangible assets and fixed assets.

We have substantial balances of goodwill and identified intangible assets. As of December 31, 2018, on a pro forma basis after giving effect to the Acquisition, goodwill and identified intangible assets would have represented approximately 68% of our total assets. We are required to test goodwill for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate identified intangible assets and fixed assets for impairment if there are indicators of a possible impairment.

In the past, due to revisions in financial performance outlooks or deterioration in certain markets, we have recognized significant impairment charges on our goodwill, identified intangible assets and fixed assets. In the future, we may again determine that one or more of our long-lived assets is impaired and additional impairment charges may be recognized that could have a material adverse effect on our financial condition and results of operations.

We may experience significant variability in our quarterly or annual effective income tax rate.

We have a large and complex international tax profile and a significant level of tax credit carryforwards in the U.S. and other carryforwards in various jurisdictions. Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties and the inability to realize tax credits and other carryforwards included in deferred tax assets, among other matters, have impacted our effective income tax rate in the past and may impact our effective income tax rate in the future. Tax law changes in the U.S. and certain other countries have also impacted our effective income tax rate in the past and may impact our effective tax rate in the future. A significant increase in our quarterly or annual effective income tax rate could have a material adverse impact on our results of operations.

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

The IRS may not agree ARRIS was a foreign corporation for U.S. federal income tax purposes.

Following the Pace combination, ARRIS was incorporated under the laws of England and Wales and a tax resident in the United Kingdom for U.K. tax purposes. There is a risk that the Internal Revenue Service does not agree that ARRIS was a foreign corporation for U.S. federal income tax purposes in pre-acquisition periods and we could be subject to substantial additional U.S. taxes. For U.K. tax purposes, ARRIS is expected to be treated as a U.K. tax resident, regardless of how they are treated in the U.S. Therefore, if ARRIS were treated as a U.S. corporation for U.S. federal income tax purposes, we could be liable for both U.S. and U.K. taxes in pre-acquisition periods, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Furthermore, as our workforce ages, we are challenged to find and attract a younger population to replace them. Younger generations are motivated by progression and opportunity, which may be limited by our current employee population. In addition, many of our employees are highly experienced, skilled individuals who have extensive knowledge or relationships in our industry. As these employees leave the company we may not be able to easily replicate their experience, knowledge and relationships. Difficulties in obtaining or retaining employees with the necessary management, technical and financial skills needed to achieve our business objectives may limit our growth potential and may have a material adverse effect on our business, financial condition and results of operations.

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

We have significant international sales, manufacturing, distribution and R&D operations. Our major international manufacturing, distribution and R&D facilities are located in Australia, Belgium, Brazil, Canada, China, the Czech Republic, France, Germany, India, Ireland, Israel, Mexico, Singapore, Sweden and the United Kingdom. For the last twelve month period ended March 31, 2019, on a pro forma basis after giving effect to the Acquisition, international sales would have represented approximately 42.6% of our consolidated net sales. In general, our international sales have lower gross margin percentages than our domestic sales. To the extent international sales represent a greater percentage of our net sales, our overall gross margin percentages may decline.

Our international sales, manufacturing, distribution and R&D operations are subject to the risks inherent in operating abroad, including, but not limited to, coordinating communications among and managing international operations; currency exchange rate fluctuations; economic and political destabilization; restrictive actions by foreign governments; wage inflation; nationalizations; the laws and policies of the U.S. and other countries affecting trade, anti-bribery, foreign investment and loans; foreign tax laws, including the ability to recover amounts paid as value-added and similar taxes; potential restrictions on the repatriation of cash; reduced protection of intellectual property; longer customer payment cycles; compliance with local laws and regulations; volatile geopolitical turmoil, including popular uprisings, regional conflicts, terrorism, and war; shipping interruptions; major health concerns (such as infectious diseases); inflexible labor contracts or labor laws in the event of business downturns; and economic boycott for doing business in certain countries.

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

In June 2016, the U.K. held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as Brexit. As a result of the referendum, the British government began negotiating the terms of the U.K.’s future relationship with the E.U. in March 2017 with a deadline of March 29, 2019 to complete the negotiations. The deadline was subsequently extended to October 31, 2019. Although it is still unclear what those terms will be or even if a deal will be reached, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes could cause disruptions to and create uncertainty surrounding our business and the business of existing and future customers and suppliers as well as have an impact on our employees based in Europe, which could adversely impact our business, financial condition, results of operations and cash flows.

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

These developments have created uncertainty about the future relationship between the U.S. and certain of its trading partners and may reduce global trade and trade between the U.S. and other nations, including countries in which we currently operate. Changes in policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers. We have significant international manufacturing operations, particularly in China and Mexico. We also import a significant amount of our products and components from our contract manufacturers operating in China. The tariffs implemented on our products (or on materials, parts or components we use to manufacture our products) by the U.S. will increase the cost of our products manufactured and imported into the U.S. Tariffs and other trade restrictions announced by other countries on products manufactured in the U.S. could likewise increase the costs of those products when imported into other countries. If additional tariffs or trade restrictions are implemented on our products (or on materials, parts or components we use to manufacture our products) by the U.S. or other countries, the cost of our products manufactured in China, Mexico or other countries and imported into the U.S. or other countries could increase further. We expect to continue to pass along some of these costs to our customers, but the increased cost could adversely affect the demand for products. We are in the process of shifting the manufacturing locations for the impacted products, but this takes time and these locations may have higher manufacturing costs. These cost increases could adversely affect the demand for our products and/or reduce margins, which could have a material adverse effect on our business and our earnings.

Our international operations expose us to increased challenges in complying with anti-corruption laws and regulations of the U.S. government and various other international jurisdictions.

We are required to comply with the laws and regulations of the U.S. government and various other international jurisdictions, and our failure to comply with these rules and regulations may expose us to significant liabilities. These laws and regulations may apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, we are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts and other remedial measures. We have established policies and procedures designed to assist us and our personnel in complying with applicable U.S. and international laws and regulations. However, our employees, subcontractors or channel partners could take actions that violate these requirements. In addition, some of the international jurisdictions in which we operate have elevated levels of corruption. As a result, we are exposed to an increased risk of violating anti-corruption laws. Violation of anti-corruption laws could adversely affect our reputation, business, financial condition, results of operations and cash flows, and such effects could be material.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Certain of our products, including purchased components of such products, are subject to export controls and may be exported only with the required export license or through an export license exception. In addition, we are required to comply with certain U.S. and foreign import and customs rules, sanctions and embargos. If we were to fail to comply with applicable export licensing, customs regulations, economic sanctions and other laws, we could be subject to substantial civil and criminal penalties, including fines, the incarceration of responsible employees and managers and the possible loss of export or import privileges. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

Furthermore, export control laws and economic sanctions prohibit the shipment of certain products to embargoed or sanctioned countries, governments and persons. While we train our employees to comply with these regulations, we cannot assure you that a violation will not occur, whether knowingly or inadvertently. Any such shipment could have negative consequences, including government investigations, penalties, fines, civil and criminal sanctions and reputational harm.

Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons or technologies targeted by such regulations could result in our decreased ability to export, import or sell our products to existing or potential customers, particularly those with international operations. Any decreased use of our products or limitation on our ability to export, import or sell our products could adversely affect our business, financial condition, results of operations and cash flows, and such effects could be material.

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

In the past, we have initiated litigation in order to enforce patents issued or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights, and we may initiate similar litigation in the future. We also have been and may in the future be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, including against certain of the products or intellectual property that we have acquired through acquisitions. Any such litigation, regardless of outcome, could be costly and could subject us to significant liabilities or require us to cease using proprietary third-party technology. In addition, the payment of any damages or any necessary licensing fees or indemnification costs associated with a patent infringement claim could be material and could also materially adversely affect our operating results. Such litigation can also be a significant distraction to management.

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

We are subject to various federal, state, local and foreign environmental laws and regulations governing, among other things, discharges to air and water, management of regulated materials, handling and disposal of solid and hazardous waste and investigation and remediation of contaminated sites. In addition, we are subject to laws and regulations regarding the types of substances allowable in certain of our products and the handling of our products at the end of their useful life. Because of the nature of our business, we have incurred and will continue to incur costs relating to compliance with or liability under these environmental laws and regulations and these costs could be material. In addition, new laws and regulations, new or different interpretations of existing laws and regulations, expansion of existing legal requirements related to our products, the discovery of previously unknown contamination or the imposition of new remediation or discharge requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our financial condition.

Efforts to regulate emissions of greenhouse gases (GHGs), such as carbon dioxide, are underway in the U.S. and other countries which could increase the cost of raw materials, production processes and transportation of our products. If we are unable to comply with such regulations or sufficiently increase prices or otherwise reduce costs to offset the increased costs of compliance, GHG regulation could have a material adverse effect on our business, financial condition, results of operations and cash flow. Certain environmental laws impose strict and, in some circumstances, joint and several liability on current or former owners or operators of a contaminated property, as well as companies that generated, disposed of or arranged for the disposal of hazardous substances at a contaminated property, for the costs of investigation and remediation of the contaminated property. Our present and past facilities have been in operation for many years and over that time, in the course of those operations, hazardous substances and wastes have been used, generated and occasionally disposed of at such facilities, and we have disposed of waste products either directly or through third parties at numerous disposal sites. Consequently, it has been necessary to undertake investigation and remediation projects at certain sites and we have been, and may in the future be, held responsible for a portion of the investigation and clean-up costs at these sites and our share of those costs may be material.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended March 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	477	$16.80	—	$—
February 1, 2019 - February 28, 2019	221,515	$23.90	—	$—
March 1, 2019 - March 31, 2019	94,689	$23.42	—	$—
Total	316,681	$23.75	—

(1) The shares purchased were withheld to satisfy the withholding tax obligations related to restricted stock units and performance share units that vested during the period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

2.1

First Amendment to Bid Conduct Agreement, dated as of January 2, 2019, between ARRIS International plc and CommScope Holding Company, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2019).

4.1

Indenture, dated as of February 19, 2019, by and between the Escrow Issuer and Wilmington Trust, National Association, as trustee, including the form of 8.25% Senior Note due 2027 (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on February 19, 2019).

4.2

Indenture, dated as of February 19, 2019, by and between the Escrow Issuer and Wilmington Trust, National Association, as trustee and collateral agent, including the form of 5.50% Senior Secured Note due 2024 and form of 6.00% Senior Secured Note due 2026 (Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on February 19, 2019).

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

COMMSCOPE HOLDING COMPANY, INC.

May 8, 2019	/s/ Alexander W. Pease
Date	Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)