Form 10-Q
period 2019-09-30
CommScope Holding Company, Inc.
filed 2019-11-07
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 25, 2019 there were 194,239,567 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

September 30, 2019

PART 1 -- FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited – In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$2,380.2	$1,150.4	$6,046.4	$3,510.8
Cost of sales	1,770.3	740.7	4,378.5	2,246.1
Gross profit	609.9	409.7	1,667.9	1,264.7
Operating expenses:
Selling, general and administrative	305.8	159.8	972.0	502.5
Research and development	171.5	44.8	399.5	142.4
Amortization of purchased intangible assets	163.9	65.8	387.3	199.5
Restructuring costs, net	19.5	7.1	78.3	19.7
Total operating expenses	660.7	277.5	1,837.1	864.1
Operating income (loss)	(50.8)	132.2	(169.2)	400.6
Other income (expense), net	1.5	(2.4)	(3.6)	(4.4)
Interest expense	(160.7)	(66.1)	(423.5)	(186.7)
Interest income	1.8	1.9	15.9	5.4
Income (loss) before income taxes	(208.2)	65.6	(580.4)	214.9
Income tax (expense) benefit	51.7	(1.8)	87.6	(51.4)
Net income (loss)	(156.5)	63.8	(492.8)	163.5
Series A convertible preferred stock dividend	(13.8)	—	(26.9)	—
Deemed dividend on Series A convertible preferred stock	—	—	(3.0)	—
Net income (loss) attributable to common stockholders	$(170.3)	$63.8	$(522.7)	$163.5

Earnings (loss) per share:
Basic	$(0.88)	$0.33	$(2.70)	$0.85
Diluted	$(0.88)	$0.33	$(2.70)	$0.84

Weighted average shares outstanding:
Basic	194.1	192.2	193.5	191.9
Diluted	194.1	195.4	193.5	195.4

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited – In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Comprehensive income (loss):
Net income (loss)	$(156.5)	$63.8	$(492.8)	$163.5
Other comprehensive loss, net of tax:
Foreign currency translation loss	(76.6)	(22.5)	(76.5)	(84.3)
Pension and other postretirement benefit activity	(0.1)	(1.1)	(0.2)	(3.8)
Gain (loss) on hedging instruments	7.9	0.2	(4.0)	2.7
Total other comprehensive loss, net of tax	(68.8)	(23.4)	(80.7)	(85.4)
Total comprehensive income (loss)	$(225.3)	$40.4	$(573.5)	$78.1

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In millions, except share amounts)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$609.1	$458.2
Accounts receivable, less allowance for doubtful accounts of $32.6 and $17.4, respectively	1,778.9	810.4
Inventories, net	1,169.2	473.3
Prepaid expenses and other current assets	245.5	135.9
Total current assets	3,802.7	1,877.8
Property, plant and equipment, net of accumulated depreciation of $510.1 and $437.7, respectively	737.0	450.9
Goodwill	5,722.7	2,852.3
Other intangible assets, net	4,493.5	1,352.0
Other noncurrent assets	417.9	97.5
Total assets	$15,173.8	$6,630.5
Liabilities and Stockholders' Equity
Accounts payable	$1,226.4	$399.2
Accrued and other liabilities	782.3	291.4
Current portion of long-term debt	32.0	—
Total current liabilities	2,040.7	690.6
Long-term debt	10,101.2	3,985.9
Deferred income taxes	268.7	83.3
Other noncurrent liabilities	552.1	113.9
Total liabilities	12,962.7	4,873.7
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,000.0	—
Stockholders' equity:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,000,000 Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000;
Issued and outstanding shares: 194,250,722 and 192,376,255,
respectively	2.0	2.0
Additional paid-in capital	2,425.2	2,385.1
Retained earnings (accumulated deficit)	(742.6)	(249.8)
Accumulated other comprehensive loss	(239.9)	(159.2)
Treasury stock, at cost: 7,345,794 shares and 6,744,082 shares,
respectively	(233.6)	(221.3)
Total stockholders' equity	1,211.1	1,756.8
Total liabilities and stockholders' equity	$15,173.8	$6,630.5

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In millions)

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities:
Net income (loss)	$(492.8)	$163.5
Adjustments to reconcile net income (loss) to net cash generated by operating activities:
Depreciation and amortization	514.5	272.6
Equity-based compensation	58.7	33.7
Deferred income taxes	(172.4)	(32.6)
Changes in assets and liabilities:
Accounts receivable	165.3	(23.5)
Inventories	356.3	(65.8)
Prepaid expenses and other assets	63.8	(3.8)
Accounts payable and other liabilities	(228.0)	12.3
Other	(5.0)	5.5
Net cash generated by operating activities	260.4	361.9
Investing Activities:
Additions to property, plant and equipment	(72.3)	(55.4)
Proceeds from sale of property, plant and equipment	1.2	12.7
Proceeds from sale of long-term investments	9.3	—
Cash paid for current year acquisitions, net of cash acquired	(5,053.4)	—
Cash paid for prior year acquisition	(11.0)	—
Other	1.1	1.3
Net cash used in investing activities	(5,125.1)	(41.4)
Financing Activities:
Long-term debt repaid	(2,753.3)	(550.0)
Long-term debt proceeds	6,933.0	150.0
Debt issuance costs	(120.8)	—
Series A convertible preferred stock proceeds	1,000.0	—
Dividends paid on Series A convertible preferred stock	(29.9)	—
Proceeds from the issuance of common shares under equity-based compensation plans	3.0	5.0
Tax withholding payments for vested equity-based compensation awards	(12.3)	(15.6)
Net cash generated by (used in) financing activities	5,019.7	(410.6)
Effect of exchange rate changes on cash and cash equivalents	(4.1)	(11.5)
Change in cash and cash equivalents	150.9	(101.6)
Cash and cash equivalent at beginning of period	458.2	454.0
Cash and cash equivalents at end of period	$609.1	$352.4

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited - In millions, except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Number of common shares outstanding:
Balance at beginning of period	193,873,919	192,214,497	192,376,255	190,906,110
Issuance of shares under equity-based compensation plans	569,086	11,091	2,476,179	1,718,664
Shares surrendered under equity-based compensation plans	(192,283)	(2,806)	(601,712)	(401,992)
Balance at end of period	194,250,722	192,222,782	194,250,722	192,222,782
Common stock:
Balance at beginning and end of period	$2.0	$2.0	$2.0	$2.0
Additional paid-in capital:
Balance at beginning of period	$2,410.7	$2,361.4	$2,385.1	$2,334.1
Issuance of shares under equity-based compensation plans	0.3	0.1	3.0	5.0
Equity-based compensation	28.0	11.3	58.7	33.7
Equity-based compensation assumed	—	—	8.3	—
Dividend on Series A convertible preferred stock	(13.8)	—	(26.9)	—
Deemed dividend on Series A convertible preferred stock	—	—	(3.0)	—
Balance at end of period	$2,425.2	$2,372.8	$2,425.2	$2,372.8
Retained earnings (accumulated deficit):
Balance at beginning of period	$(586.1)	$(290.3)	$(249.8)	$(396.0)
Net income (loss)	(156.5)	63.8	(492.8)	163.5
Cumulative effect of change in accounting principle	—	—	—	6.0
Balance at end of period	$(742.6)	$(226.5)	$(742.6)	$(226.5)
Accumulated other comprehensive loss:
Balance at beginning of period	$(171.1)	$(148.6)	$(159.2)	$(86.6)
Other comprehensive loss, net of tax	(68.8)	(23.4)	(80.7)	(85.4)
Balance at end of period	$(239.9)	$(172.0)	$(239.9)	$(172.0)
Treasury stock, at cost:
Balance at beginning of period	$(230.6)	$(221.1)	$(221.3)	$(205.6)
Net shares surrendered under equity-based compensation plans	(3.0)	(0.1)	(12.3)	(15.6)
Balance at end of period	$(233.6)	$(221.2)	$(233.6)	$(221.2)
Total stockholders' equity	$1,211.1	$1,755.1	$1,211.1	$1,755.1

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

The Acquisition was accounted for using the acquisition method of accounting and the ARRIS results of operations are reported in the Company’s unaudited condensed consolidated financial statements from April 4, 2019, the date of acquisition, through September 30, 2019.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Change in Accounting Policy

Effective April 1, 2019, the Company made a voluntary change in accounting principle related to its classification of internal handling costs to prepare goods for shipment. Historically, the Company presented these handling costs within selling, general and administrative expense (SG&A). Under the new policy, the Company is presenting these expenses within cost of sales in the Condensed Consolidated Statements of Operations. The Company believes that this change is preferable as the classification in cost of sales better reflects the costs of generating the related revenue and results in more meaningful presentation of gross margin. Additionally, this presentation enhances the comparability of the Company’s financial statements with industry peers and provides more consistency in the treatment of all shipping and handling costs. The accounting policy change was applied retrospectively to all periods presented. There was no change to net income (loss), earnings (loss) per share, retained earnings (accumulated deficit) or cash flows; however, cost of sales increased by $14.2 million and $41.9 million and SG&A decreased by the same amounts for the three and nine months ended September 30, 2018, respectively. The Company recorded handling costs as a component of cost of sales for the three and nine months ended September 30, 2019. The Condensed Consolidated Statements of Operations was adjusted to reflect this change; however, there was no other impact on the condensed consolidated financial statements.

The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2018 Annual Report. Other than the enhancements described below to revenue recognition policies as a result of the Acquisition, the changes described below to lease policies as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases and the change in accounting principle related to the classification of internal handling costs described above, there were no material changes in the Company’s significant accounting policies during the three or nine months ended September 30, 2019.

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

Concentrations of Risk and Related Party Transactions

Net sales to Comcast Corporation (Comcast) accounted for 15% and 10% of the Company’s total net sales during the three and nine months ended September 30, 2019, respectively. Other than Comcast, no direct customer accounted for 10% or more of the Company’s total net sales during the three or nine months ended September 30, 2019. No direct customer accounted for 10% or more of the Company’s accounts receivable as of September 30, 2019.

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for 11% of the Company’s total net sales during both the three and nine months ended September 30, 2018. Other than Anixter, no direct customer accounted for 10% or more of the Company’s total net sales for the three or nine months ended September 30, 2018.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

As of September 30, 2019, funds affiliated with Carlyle Partners VII S1 Holdings, L.P. (Carlyle) owned 100% of the Convertible Preferred Stock, which is approximately 16% of the Company’s common stock on an if-converted basis.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Product warranty accrual, beginning of period	$66.6	$14.8	$15.6	$16.9
Obligation assumed in ARRIS acquisition	—	—	57.4	—
Provision for warranty claims	6.5	1.3	12.5	3.2
Warranty claims paid	(9.3)	(1.6)	(21.7)	(5.6)
Product warranty accrual, end of period	$63.8	$14.5	$63.8	$14.5

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

On October 15, 2018, the Company intervened as a defendant in Fractus, S.A. (Fractus) v. CommScope Technologies LLC, T-Mobile U.S., Inc., T-Mobile USA, Inc., Verizon Communications, Inc. and Cello Partnership d/b/a Verizon Wireless, which is a consolidated patent infringement action brought by Fractus, in the United States (U.S.) District Court for the Eastern District of Texas alleging that the defendants infringed on Fractus’ patents on cellular base station antenna technologies (the Fractus Litigation). The jury trial began in October 2019. In order to minimize risk, and without admitting liability, on October 9, 2019, the Company reached an agreement with Fractus for $55.0 million, with $30.0 million payable in January 2020 and $25.0 million payable in June 2020 (the Settlement Payment). Fractus agreed, among other things, to dismiss the Fractus Litigation and release CommScope from all liabilities relating to any claims of infringement of any patents or patent applications owned by Fractus as of October 9, 2019 or within five years thereafter. The Settlement Payment is recorded in accrued and other liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2019, and the expense is recorded in cost of sales for the three and nine months ended September 30, 2019 in the Condensed Consolidated Statements of Operations.

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

During the second quarter of 2019, the Company determined that indicators of possible goodwill impairment existed for the reporting units from the recently acquired ARRIS business. Since the closing of the Acquisition on April 4, 2019, the ARRIS reporting units (CPE, N&C and Ruckus) had experienced challenges that impacted the Company’s performance. These challenges included declines in spending by cable operator customers that resulted in declines in net sales and operating income for these reporting units and the loss of key leaders of these reporting units following the Acquisition. Certain of these challenges were expected to persist throughout the remainder of 2019 and were expected to impact management’s ability to grow these businesses at the rate that was originally estimated when the Acquisition was closed. The Company performed goodwill impairment testing during the second quarter of 2019 and determined that no impairment existed. No indicators of goodwill impairment were identified in the third quarter of 2019. There were no goodwill impairments identified during the three or nine months ended September 30, 2019 or 2018.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions, there were no definite-lived intangible or other long-lived asset impairments identified during the three or nine months ended September 30, 2019 or 2018.

Income Taxes

For the three and nine months ended September 30, 2019, the Company’s effective tax rate was 24.8% and 15.1%, respectively, and the Company recognized a tax benefit of $51.7 million on a pretax loss of $208.2 million and a tax benefit of $87.6 million on a pretax loss of $580.4 million, respectively. For the three and nine months ended September 30, 2019, the Company’s tax benefit was impacted favorably by the impact of federal tax credits, benefits recognized from adjustments related to the finalization of prior years’ tax returns and the expiration of statutes of limitations on various uncertain tax positions and impacted unfavorably by the impact of U.S. anti-deferral provisions and foreign withholding taxes. Excess tax costs related to equity-based compensation awards had an unfavorable impact on the Company’s tax benefit of $1.1 million and $1.5 million for the three and nine months ended September 30, 2019, respectively.

The effective income tax rate of 2.7% for the three months ended September 30, 2018 was lower than the statutory rate of 21.0% due to a reduction in tax expense of $24.1 million related to the expiration of statutes of limitations on various uncertain tax positions. The effective income tax rate of 23.9% for the nine months ended September 30, 2018 was higher than the statutory rate of 21.0% primarily due to the effect of the provision for state income taxes, the impact of earnings in foreign jurisdictions that are taxed at rates higher than the U.S. statutory rate, the impact of the new U.S. anti-deferral provisions and the impact of repatriation taxes. These increases to the effective tax rate were partially offset by a reduction due to the expiration of statutes of limitations on various uncertain tax positions discussed above and the favorable impact of $4.7 million of excess tax benefits related to equity-based compensation awards for the nine months ended September 30, 2018.

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

For the three and nine months ended September 30, 2019, 17.4 million shares and 10.8 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was either antidilutive or the performance conditions were not met. Of those amounts, for the three and nine months ended September 30, 2019, 1.4 million shares and 2.3 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss position. For the three and nine months ended September 30, 2018, 2.5 million and 1.8 million shares, respectively, were not included in the computation of diluted EPS because the effect was either antidilutive or the performance conditions were not met.

For the three and nine months ended September 30, 2019, 36.4 million and 23.8 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were anti-dilutive, however, they would have been considered dilutive if the Company had not been in a net loss position.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(156.5)	$63.8	$(492.8)	$163.5
Dividends on Series A convertible preferred stock	(13.8)	—	(26.9)	—
Deemed dividends on Series A convertible preferred stock	—	—	(3.0)	—
Net income (loss) attributable to common stockholders	$(170.3)	$63.8	$(522.7)	$163.5

Denominator:
Weighted average common shares outstanding - basic	194.1	192.2	193.5	191.9
Dilutive effect of as-if converted Series A convertible preferred stock	—	—	—	—
Dilutive effect of equity-based awards	—	3.2	—	3.5
Weighted average common shares outstanding - diluted	194.1	195.4	193.5	195.4

Earnings (loss) per share:
Basic	$(0.88)	$0.33	$(2.70)	$0.85
Diluted	$(0.88)	$0.33	$(2.70)	$0.84

Recent Accounting Pronouncements

Adopted During the Nine Months Ended September 30, 2019

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Issued but Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, Topic 326). The new guidance replaces the current incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method. Topic 326 is effective for the Company as of January 1, 2020 and early adoption is permitted. The Company plans to adopt this guidance as of January 1, 2020 and is continuing to assess and evaluate assumptions and models to estimate losses. Upon adoption of the guidance, the Company will be required to record a cumulative effect adjustment to retained earnings (accumulated deficit) for the impact as of the date of adoption. As credit losses from the Company's trade receivables have not historically been significant, the Company anticipates that the adoption of Topic 326 will not materially impact the consolidated financial statements.

2. ACQUISITIONS

On April 4, 2019, the Company acquired all of the issued ordinary shares of ARRIS in an all cash transaction with a total consideration of approximately $7.7 billion, including debt assumed. ARRIS is a global leader in entertainment, communications and networking technology. The combined company is expected to drive profitable growth in new markets, shape the future of wired and wireless communications, and position the Company to benefit from key industry trends, including network convergence, fiber and mobility everywhere, 5G, Internet of Things and rapidly changing network and technology architectures. For the three and nine months ended September 30, 2019, net sales of $1.3 billion and $2.7 billion and operating losses of $0.1 billion and $0.5 billion, respectively, were included in the Condensed Consolidated Statements of Operations related to the ARRIS business. For the three and nine months ended September 30, 2019, the Company recorded $2.2 million and $189.8 million, respectively, of transaction and integration costs related to the Acquisition and these costs were recognized in SG&A in the Condensed Consolidated Statements of Operations.

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the ARRIS acquisition. The final determination of the fair value of certain assets and liabilities will be completed within the one- year measurement period from the date of acquisition as required by Accounting Standards Codification (ASC) Topic 805, Business Combinations. As of September 30, 2019, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the validation of the underlying cash flows used to determine the fair value of the identified intangible assets. The size and breadth of the ARRIS acquisition necessitates use of the one-year measurement period to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, including, but not limited to, intangible assets, inventory, real property, leases, deferred tax assets and liabilities, certain reserves and the related tax impacts of any adjustments. Any potential adjustments could be material in relation to the preliminary values presented below:

	Amounts Recognized as of Acquisition Date	Q3 Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Assets
Cash and cash equivalents	$556.1	$—	$556.1
Accounts receivable	1,151.8	3.2	1,155.0
Inventory	1,063.4	—	1,063.4
Other current assets	131.0	1.0	132.0
Property, plant and equipment	328.2	(4.5)	323.7
Goodwill	2,894.6	(9.0)	2,885.6
Identifiable intangible assets	3,542.8	—	3,542.8
Other noncurrent assets	463.6	(14.7)	448.9
Less: Liabilities assumed
Current liabilities	(1,505.9)	17.1	(1,488.8)
Debt	(2,052.0)	—	(2,052.0)
Other noncurrent liabilities	(959.3)	10.4	(948.9)
Net acquisition cost	$5,614.3	$3.5	$5,617.8

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company has recorded measurement period adjustments on a prospective basis since the acquisition date primarily related to the valuation of property, plant and equipment. The impact of these measurement period adjustments to the Condensed Consolidated Statement of Operations was not material to the quarter or year-to-date periods ended June 30, 2019 and September 30, 2019.

The fair value of net accounts receivable is $1,155.0 million with a gross contractual amount of $1,170.0 million. The Company expects $15.0 million to be uncollectible. Total consideration excludes $131.1 million related to the cash settlement of outstanding unvested ARRIS equity compensation awards. These cash settled equity awards were recorded as transaction costs during the nine months ended September 30, 2019 and are included in SG&A in the Condensed Consolidated Statements of Operations.

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

	Estimated Fair Value	Weighted Average Estimated Useful Life (in years)
Customer contracts and relationships	$1,605.0	18
Trademarks	457.0	13
Patents and technologies	1,437.8	7
Backlog	43.0	0.5
Total amortizable intangible assets	$3,542.8

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the unaudited pro forma consolidated results of operations for CommScope for the three and nine months ended September 30, 2019 and 2018 as though the acquisition of ARRIS had been completed as of January 1, 2018 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$2,389.1	$2,788.4	$7,473.5	$8,420.9
Net income (loss) attributable to common stockholders	(74.9)	13.8	(245.7)	(375.8)
Net income (loss) per diluted share	$(0.39)	$0.07	$(1.27)	$(1.96)

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

The unaudited pro forma results for the three and nine months ended September 30, 2019 were adjusted to exclude certain non-recurring transaction and integration costs, acquisition accounting adjustments related to the markup of inventory to its estimated fair value and deferred revenue, and the related income tax impacts. The unaudited pro forma results for the three and nine months ended September 30, 2018 were adjusted to include the impact of these items. These adjustments in the aggregate on a pre-tax basis were $106.0 million and $447.6 million for the three and nine months ended September 30, 2019, respectively and $(18.9) million and $(460.9) million for the three and nine months ended September 30, 2018, respectively.

3. GOODWILL

The following table presents goodwill by reportable segment:

	Connectivity	Mobility	CPE	N&C	Ruckus	Total
Goodwill, gross at December 31, 2018	$2,161.6	$901.7	$—	$—	$—	$3,063.3
Preliminary acquisition allocation	—	—	378.9	2,106.2	400.5	2,885.6
Foreign exchange and other	(13.3)	0.2	(2.1)	—	—	(15.2)
Goodwill, gross at September 30, 2019	2,148.3	901.9	376.8	2,106.2	400.5	5,933.7
Accumulated impairment charges at December 31, 2018 and September 30, 2019	(51.5)	(159.5)	—	—	—	(211.0)
Goodwill, net at September 30, 2019	$2,096.8	$742.4	$376.8	$2,106.2	$400.5	$5,722.7

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

The following table presents net sales by reportable segment, disaggregated based on contract type:

	Three Months Ended
	September 30,
	Connectivity		Mobility		CPE		N&C		Ruckus		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Contract type:
Product contracts	$632.7	$728.6	$387.3	$395.6	$821.1	$—	$313.9	$—	$122.0	$—	$2,277.0	$1,124.2
Project contracts	—	0.3	9.9	13.1	—	—	1.0	—	—	—	10.9	13.4
Other contracts	1.8	2.8	8.7	10.0	5.3	—	62.0	—	14.5	—	92.3	12.8
Consolidated net sales	$634.5	$731.7	$405.9	$418.7	$826.4	$—	$376.9	$—	$136.5	$—	$2,380.2	$1,150.4

	Nine Months Ended
	September 30,
	Connectivity		Mobility		CPE		N&C		Ruckus		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Contract type:
Product contracts	$1,946.4	$2,138.6	$1,330.8	$1,295.4	$1,706.3	$—	$552.0	$—	$255.4	$—	$5,790.9	$3,434.0
Project contracts	—	0.4	33.1	37.1	—	—	17.7	—	—	—	50.8	37.5
Other contracts	5.1	6.8	24.8	32.5	9.1	—	137.8	—	27.9	—	204.7	39.3
Consolidated net sales	$1,951.5	$2,145.8	$1,388.7	$1,365.0	$1,715.4	$—	$707.5	$—	$283.3	$—	$6,046.4	$3,510.8

Further information on net sales by reportable segment and geographic region is included in Note 10.

Allowance for Doubtful Accounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Allowance for doubtful accounts, beginning of period	$25.6	$19.1	$17.4	$14.0
Charged to costs and expenses	6.8	—	13.8	6.6
Account write-offs and other	0.2	(1.0)	1.4	(2.5)
Allowance for doubtful accounts, end of period	$32.6	$18.1	$32.6	$18.1

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets and liabilities from contracts with customers as of September 30, 2019 and December 31, 2018.

	Balance Sheet Location	September 30, 2019	December 31, 2018
Unbilled accounts receivable	Accounts receivable, less allowance for doubtful accounts	$40.7	$3.1
Deferred revenue	Accrued and other liabilities and Other noncurrent liabilities	114.8	7.6

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

There were no material changes to contract asset balances for the three or nine months ended September 30, 2019 as a result of changes in estimates or impairments. As of September 30, 2019, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied and that have a duration of one year or less was $80.2 million, with the remaining $34.6 million having a duration greater than one year.

Contract Liabilities

The following table presents the changes in deferred revenue for the nine months ended September 30, 2019:

Nine Months Ended
September 30, 2019
Balance at beginning of period	$7.6
Fair value of deferred revenue acquired in ARRIS acquisition	90.1
Deferral of revenue	78.2
Recognition of unearned revenue	(61.1)
Balance at end of period	$114.8

5. LEASES

The Company has operating type leases for real estate, equipment and vehicles in both the U.S. and internationally. As of September 30, 2019, the Company had no finance type leases. The Company’s leases have remaining lease terms of up to 10 years, some of which may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $23.0 million and $61.3 million for the three and nine months ended September 30, 2019, respectively, inclusive of period cost for short-term, cancellable and variable leases, not included in lease liabilities, of $9.2 million and $18.6 million for the three and nine months ended September 30, 2019, respectively.

The Company occasionally subleases all or a portion of certain unutilized real estate facilities. As of September 30, 2019, the Company’s sublease arrangements were classified as operating type leases and the income amounts were not material for the three or nine months ended September 30, 2019.

Supplemental cash flow information related to operating leases:

Nine Months Ended
September 30, 2019
Operating cash paid to settle lease liabilities	$49.2
Right of use asset additions in exchange for lease liabilities	21.3

Supplemental balance sheet information related to operating leases:

	Balance Sheet Location	September 30, 2019
Right of use assets	Other noncurrent assets	$227.1

Lease liabilities	Accrued and other liabilities	$60.6
Lease liabilities	Other noncurrent liabilities	170.3
Total lease liabilities		$230.9

Weighted average remaining lease term (in years)	4.5
Weighted average discount rate	6.6%

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Future minimum lease payments under non-cancellable leases as of September 30, 2019:

Operating Leases
Remainder of 2019	$19.5
2020	71.8
2021	62.8
2022	42.3
2023	32.0
Thereafter	44.4
Total minimum lease payments	$272.8
Less: imputed interest	(41.9)
Total	$230.9

6. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	September 30, 2019	December 31, 2018
Raw materials	$256.9	$146.8
Work in process	122.2	98.8
Finished goods	790.1	227.7
	$1,169.2	$473.3

Accrued and Other Liabilities

	September 30, 2019	December 31, 2018
Compensation and employee benefit liabilities	$167.3	$94.3
Operating lease liabilities	60.6	—
Accrued interest	65.9	18.5
Deferred revenue	80.2	7.6
Accrued royalties	60.5	1.2
Product warranty accrual	42.1	15.6
Restructuring reserve	25.4	29.9
Income taxes payable	18.7	7.7
Value-added taxes payable	31.1	12.4
Accrued professional fees	17.3	19.3
Patent litigation settlement	55.0	—
Other	158.2	84.9
	$782.3	$291.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency translation
Balance at beginning of period	$(140.4)	$(114.5)	$(140.5)	$(52.7)
Other comprehensive loss	(76.6)	(22.5)	(78.2)	(84.3)
Amounts reclassified from AOCL	—	—	1.7	—
Balance at end of period	$(217.0)	$(137.0)	$(217.0)	$(137.0)

Hedging instruments
Balance at beginning of period	$(13.3)	$(2.5)	$(1.4)	$(5.0)
Other comprehensive income (loss)	7.9	0.2	(4.0)	2.7
Balance at end of period	$(5.4)	$(2.3)	$(5.4)	$(2.3)

Defined benefit plan activity
Balance at beginning of period	$(17.4)	$(31.6)	$(17.3)	$(28.9)
Amounts reclassified from AOCL	(0.1)	(1.1)	(0.2)	(3.8)
Balance at end of period	$(17.5)	$(32.7)	$(17.5)	$(32.7)
Net AOCL at end of period	$(239.9)	$(172.0)	$(239.9)	$(172.0)

Amounts reclassified from net AOCL related to foreign currency translation and defined benefit plans are recorded in other income (expense), net in the Condensed Consolidated Statements of Operations.

Cash Flow Information

	Nine Months Ended September 30,
	2019	2018
Cash paid during the period for:
Income taxes, net of refunds	$82.5	$94.7
Interest	353.3	146.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

7. FINANCING

	September 30, 2019	December 31, 2018
5.00% senior notes due March 2027	$750.0	$750.0
8.25% senior notes due March 2027	1,000.0	—
6.00% senior notes due June 2025	1,500.0	1,500.0
5.50% senior notes due June 2024	650.0	650.0
5.00% senior notes due June 2021	450.0	650.0
6.00% senior secured notes due March 2026	1,500.0	—
5.50% senior secured notes due March 2024	1,250.0	—
Senior secured term loan due April 2026	3,200.0	—
Senior secured term loan due December 2022	—	486.3
Senior secured revolving credit facility	—	—
Total principal amount of debt	$10,300.0	$4,036.3
Less: Original issue discount, net of amortization	(30.2)	(1.5)
Less: Debt issuance costs, net of amortization	(136.6)	(48.9)
Less: Current portion	(32.0)	—
Total long-term debt	$10,101.2	$3,985.9

See Note 6 in the Notes to Consolidated Financial Statements in the 2018 Annual Report for additional information on the terms and conditions of the 5.00% senior notes due 2027, the 6.00% senior notes due 2025, the 5.50% senior notes due 2024, the 5.00% senior notes due 2021 (the 2021 Notes) (collectively, the Existing Notes) and the senior secured term loan due 2022 (the 2022 Term Loan).

In August 2019, $200.0 million aggregate principal amount of the 2021 Notes was redeemed and resulted in the write-off of $0.9 million of debt issuance costs, which was reflected in interest expense.

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

In connection with issuing the New Unsecured Notes, the Company incurred costs of $17.3 million during the nine months ended September 30, 2019, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the New Unsecured Notes.

6.00% Senior Secured Notes due 2026

The 2026 Secured Notes mature on March 1, 2026. Interest is payable on the 2026 Secured Notes semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. The 2026 Secured Notes are guaranteed on a senior secured basis by the Company and each of CommScope, Inc.’s existing and future wholly owned domestic restricted subsidiaries that is an obligor under the senior secured credit facilities or certain other capital markets debt, subject to certain exceptions. The 2026 Secured Notes and the related guarantees are secured on a first-priority basis by security interests in all of the assets that secure indebtedness under the senior secured term loan due 2026 (the 2026 Term Loan) and the 2024 Secured Notes on a first-priority basis, and on a second-priority basis in all assets that secure the new asset-based revolving credit facility on a first-priority basis and the 2026 Term Loan and the 2024 Secured Notes on a second-priority basis. The 2026 Secured Notes and the related guarantees rank senior in right of payment to all of CommScope, Inc.’s and the guarantors’ subordinated indebtedness and equally in right of payment with all of CommScope, Inc.’s and the guarantors’ senior indebtedness (without giving effect to collateral arrangements), including the senior secured credit facilities, the New Unsecured Notes, the 2024 Secured Notes and the Existing Notes. The 2026 Secured Notes and the related guarantees are effectively senior to all of CommScope, Inc.’s and the guarantors’ unsecured indebtedness and debt secured by a lien junior to the liens securing the 2026 Secured Notes, in each case to the extent of the value of the collateral, and effectively equal to all of CommScope, Inc.’s and the guarantors’ senior indebtedness secured on the same priority basis as the 2026 Secured Notes, including the 2026 Term Loan and the 2024 Secured Notes. The 2026 Secured Notes and the related guarantees are effectively subordinated to any of CommScope, Inc.’s or the guarantors’ indebtedness that is secured by assets that do not constitute collateral for the 2026 Secured Notes and effectively subordinated to any of CommScope, Inc.’s or the guarantors’ indebtedness that is secured by a senior-priority lien, including under the new asset-based revolving credit facility, in each case to the extent of the value of the assets securing such indebtedness. In addition, the 2026 Secured Notes and related guarantees are structurally subordinated to all existing and future liabilities (including trade payables) of CommScope, Inc.’s subsidiaries that do not guarantee the 2026 Secured Notes.

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

In connection with issuing the 2026 Secured Notes, the Company incurred costs of $22.0 million during the nine months ended September 30, 2019, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the 2026 Secured Notes.

5.50% Senior Secured Notes due 2024

The 2024 Secured Notes mature on March 1, 2024. Interest is payable on the 2024 Secured Notes semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. The 2024 Secured Notes are guaranteed on a senior secured basis by the Company and each of CommScope, Inc.’s existing and future wholly owned domestic restricted subsidiaries that is an obligor under the senior secured credit facilities or certain other debt, subject to certain exceptions. The 2024 Secured Notes and the related guarantees are secured on a first-priority basis by security interests in all of the assets that secure indebtedness under the 2026 Term Loan and the 2026 Secured Notes on a first-priority basis, and on a second-priority basis in all assets that secure the new asset-based revolving credit facility on a first-priority basis and the 2026 Term Loan and the 2026 Secured Notes on a second-priority basis. The 2024 Secured Notes and the related guarantees rank senior in right of payment to all of CommScope, Inc.’s and the guarantors’ subordinated indebtedness and equally in right of payment with all of CommScope, Inc.’s and the guarantors’ senior indebtedness (without giving effect to collateral arrangements), including the senior secured credit facilities, the New Unsecured Notes, the 2026 Secured Notes and the Existing Notes. The 2024 Secured Notes and the related guarantees are effectively senior to all of CommScope, Inc.’s and the guarantors’ unsecured indebtedness and debt secured by a lien junior to the liens securing the 2024 Secured Notes, in each case to the extent of the value of the collateral, and effectively equal to all of CommScope, Inc.’s and the guarantors’ senior indebtedness secured on the same priority basis as the 2024 Secured Notes, including the 2026 Term Loan and the 2026 Secured Notes. The 2024 Secured Notes and the related guarantees are effectively subordinated to any of CommScope, Inc.’s or the guarantors’ indebtedness that is secured by assets that do not constitute collateral for the 2024 Secured Notes and effectively subordinated to any of CommScope, Inc.’s or the guarantors’ indebtedness that is secured by a senior-priority lien, including under the new asset-based revolving credit facility, in each case to the extent of the value of the assets securing such indebtedness. In addition, the 2024 Secured Notes and related guarantees are structurally subordinated to all existing and future liabilities (including trade payables) of CommScope, Inc.’s subsidiaries that do not guarantee the 2024 Secured Notes.

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

In connection with issuing the 2024 Secured Notes, the Company incurred costs of $18.4 million during the nine months ended September 30, 2019, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the 2024 Secured Notes.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Senior Secured Credit Facilities

Senior Secured Term Loan Due 2026

In connection with the Acquisition, on April 4, 2019, CommScope, Inc. borrowed $3.2 billion, less $32.0 million of original issue discount, under a new senior secured term loan due 2026 (the 2026 Term Loan). The Company used a portion of the proceeds from the 2026 Term Loan to pay off the remaining $261.3 million on the 2022 Term Loan and the rest of the proceeds were used to finance the Acquisition. During the first quarter of 2019, the Company repaid $225.0 million of the 2022 Term Loan. In connection with the repayments of the 2022 Term Loan, $4.1 million and $7.7 million of original issue discount and debt issuance costs were written off and included in interest expense for the nine months ended September 30, 2019. The Company incurred costs of $50.0 million during the nine months ended September 30, 2019 related to the 2026 Term Loan that were recorded as a reduction of the carrying amount of the debt after closing of the Acquisition and will be amortized over the term of the 2026 Term Loan. The Company also incurred ticking fees related to the 2026 Term Loan of $12.3 million during the nine months ended September 30, 2019 that were included in interest expense.

The 2026 Term Loan has scheduled amortization payments of $32.0 million per year due in equal quarterly installments, beginning with the quarter ending December 31, 2019, with the balance due at maturity (April 2026). The current portion of long-term debt reflects $32.0 million of repayments due under the 2026 Term Loan. The interest rate is, at the Company’s option, either (1) the base rate (which is the highest of (w) the greater of the then-current federal funds rate set by the Federal Reserve Bank of New York and the overnight federal funds rate, in each case, plus 0.5%, (x) the prime rate on such day, (y) the one-month Eurodollar rate published on such date plus 1.00% and (z) 1.00% per annum) plus an applicable margin of 2.25% or (2) one-, two-, three- or six-month LIBOR or, if available from all lenders, 12-month LIBOR or any shorter period (selected at the option of CommScope, Inc.) plus an applicable margin of 3.25%. The 2026 Term Loan is subject to a LIBOR floor of 0.00%.

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

CommScope, Inc. may voluntarily prepay loans under the 2026 Term Loan, subject to minimum amounts, with prior notice but without premium or penalty. CommScope, Inc. must prepay the 2026 Term Loan with the net cash proceeds of certain asset sales, the incurrence or issuance of specified refinancing indebtedness and, commencing with the fiscal year ending in December 2020, 50% of excess cash flow (such percentage subject to reduction based on the achievement of specified Consolidated First Lien Net Leverage Ratios), in each case, subject to certain reinvestment rights and other exceptions.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Senior Secured Revolving Credit Facility

On April 4, 2019, the Company replaced its asset-based revolving credit facility with a new asset-based revolving credit facility in an amount of up to $1.0 billion, subject to borrowing capacity, with a maturity in April 2024, available to CommScope, Inc. and its U.S. subsidiaries designated as co-borrowers (the Revolving Borrowers). The ability to draw under the new asset-based revolving credit facility or issue letters of credit is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability of the borrowers to reaffirm the representations and warranties contained in the new asset-based revolving credit facility and the absence of any default or event of default. In connection with the new asset-based revolving credit facility, the Company incurred costs of approximately $13.2 million in the nine months ended September 30, 2019, which were recorded in other noncurrent assets and are being amortized over the term of the credit facility. The Company borrowed and repaid $15.0 million under the new asset-based revolving credit facility during the nine months ended September 30, 2019. As of September 30, 2019, the Company had no outstanding borrowings under the new asset-based revolving credit facility and had availability of $881.7 million, after giving effect to borrowing base limitations and outstanding letters of credit.

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

Borrowings under the new asset-based revolving credit facility are limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable and eligible inventory, minus the amount of any applicable reserves. Borrowings will bear interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin of 1.25% to 1.50% or, at the option of the Revolving Borrowers, a base rate plus an applicable margin of 0.25% to 0.50%.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The new asset-based revolving credit facility contains customary covenants, including, but not limited to, restrictions on the ability of CommScope, Inc. and its subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends (except with respect to the Convertible Preferred Stock), sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness, enter into certain transactions with affiliates or change lines of business. The new asset-based revolving credit facility contains a Covenant Fixed Charge Coverage Ratio (as defined in the credit agreement governing the asset-based revolving credit facility) of 1.00 to 1.00. The credit agreement provides that, in the event excess availability under the asset-based revolving credit facility is less than the greater of $80 million and 10% of the borrowing base as of the end of any fiscal quarter, the Covenant Fixed Charge Coverage Ratio for that fiscal quarter must be tested and must exceed the level set forth above. As of September 30, 2019, the Company’s excess availability and Covenant Fixed Charge Coverage Ratio were in excess of the asset-based revolving credit facility’s requirements.

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

Other Matters

The following table summarizes scheduled maturities of long-term debt as of September 30, 2019:

	Remainder of 2019	2020	2021	2022	2023	Thereafter
Scheduled maturities of long-term debt	$8.0	$32.0	$482.0	$32.0	$32.0	$9,714.0

The Company’s non-guarantor subsidiaries held $4,902 million, or 32%, of total assets and $170 million, or 1%, of total liabilities as of September 30, 2019 and accounted for $399 million, or 17%, and $1,770 million, or 29%, of net sales for the three and nine months ended September 30, 2019, respectively. As of December 31, 2018, the non-guarantor subsidiaries held $2,354 million, or 36%, of total assets and $454 million, or 9%, of total liabilities. For the three and nine months ended September 30, 2018, the non-guarantor subsidiaries accounted for $453 million, or 39%, and $1,388 million, or 40%, of net sales, respectively. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 6.18% and 5.73% at September 30, 2019 and December 31, 2018, respectively.

8. DERIVATIVES AND HEDGING ACTIVITIES

Derivatives Not Designated As Hedging Instruments

The Company uses forward contracts to hedge a portion of its balance sheet foreign exchange re-measurement risk and to hedge certain planned foreign currency expenditures. As of September 30, 2019, the Company had foreign currency contracts outstanding with maturities of up to ten months and aggregate notional values of $526 million (based on exchange rates as of September 30, 2019). Unrealized gains and losses resulting from these contracts are recognized in other income (expense), net and partially offset corresponding foreign exchange gains and losses on the balances and expenditures being hedged. These instruments are not held for speculative or trading purposes, are not designated as hedges for hedge accounting purposes and are marked to market each period through earnings.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the balance sheet location and fair value of the Company’s derivatives not designated as hedging instruments:

		Fair Value of Asset (Liability)
	Balance Sheet Location	September 30, 2019	December 31, 2018
Foreign currency contracts	Prepaid expenses and other current assets	$2.6	$1.7
Foreign currency contracts	Accrued and other liabilities	(8.7)	(3.0)
Total derivatives not designated as hedging instruments		$(6.1)	$(1.3)

The pretax impact of these foreign currency contracts, both matured and outstanding, on the Condensed Consolidated Statements of Operations is as follows:

Foreign Currency Forward Contracts	Location of Loss	Loss Recognized
Three Months Ended September 30, 2019	Other income (expense), net	$(11.3)
Three Months Ended September 30, 2018	Other income (expense), net	$(4.9)
Nine Months Ended September 30, 2019	Other income (expense), net	$(16.3)
Nine Months Ended September 30, 2018	Other income (expense), net	$(12.5)

Derivative Instruments Designated As Net Investment Hedges

The Company has a hedging strategy to designate certain foreign currency contracts as net investment hedges to mitigate a portion of the foreign currency risk on the euro net investment in a foreign subsidiary. As of September 30, 2019, the Company held designated foreign currency contracts with outstanding maturities of up to twenty-one months and an aggregate notional value of $320.0 million.

Hedge effectiveness is assessed each quarter based on the net investment in the foreign subsidiary designated as the hedged item and the changes in the fair value of designated foreign currency contracts based on spot rates. For hedges that meet the effectiveness requirements, changes in fair value are recorded as a component of other comprehensive income (loss), net of tax. Amounts excluded from hedge effectiveness at inception under the spot method for designated forward contracts are recognized on a straight-line basis over the life of each contract and for designated cross-currency swap contracts are recognized as interest accrues. For the three and nine months ended September 30, 2019, the Company recognized $2.6 million and $3.8 million, respectively, of pre-tax income in interest expense as a result of amounts excluded from hedge effectiveness under the spot method. As of September 30, 2019, there was no ineffectiveness on the instruments designated as net investment hedges.

The following table presents the balance sheet location and fair value of the derivative instruments designated as net investment hedges:

		Fair Value of Asset (Liability)
	Balance Sheet Location	September 30, 2019	December 31, 2018
Foreign currency contracts	Prepaid expenses and other current assets	$1.8	$0.8
Foreign currency contracts	Other noncurrent assets	16.2	—
Total derivatives designated as net investment hedging instruments		$18.0	$0.8

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The impact of the effective portion of foreign currency contracts designated as net investment hedging instruments, both matured and outstanding, on the Condensed Consolidated Statements of Comprehensive Income (Loss) is as follows:

Foreign Currency Forward Contracts	Location of Gain	Effective Portion of Gain Recognized
Three Months Ended September 30, 2019	Other comprehensive loss, net of tax	$13.4
Three Months Ended September 30, 2018	Other comprehensive loss, net of tax	$0.2
Nine Months Ended September 30, 2019	Other comprehensive loss, net of tax	$14.4
Nine Months Ended September 30, 2018	Other comprehensive loss, net of tax	$2.6

Derivative Instruments Designated As Cash Flow Hedges of Interest Rate Risk

The Company has implemented a hedging strategy to mitigate a portion of the exposure to changes in cash flows resulting from variable interest rates on the 2026 Term Loan which are based on the one-month LIBOR benchmark rate (see Note 7). During the first quarter of 2019, the Company entered into and designated pay-fixed, receive-variable interest rate swap derivatives as cash flow hedges of interest rate risk which effectively fixed the interest rate on a portion the variable-rate debt. Total notional amount of the interest rate swap derivatives as of September 30, 2019 was $600 million with outstanding maturities up to fifty-four months. There were no derivative instruments designated as cash flow hedges of interest rate risk during the year ended December 31, 2018.

Hedge effectiveness is assessed each quarter, and for hedges that meet the effectiveness requirements, changes in fair value are recorded as a component of other comprehensive income (loss), net of tax, and are reclassified to interest expense as interest payments are made on the Company’s variable rate debt. As of September 30, 2019, there was no ineffectiveness on the instruments designated as cash flow hedges.

The following table presents the balance sheet location and fair value of the derivative instruments designated as cash flow hedges of interest rate risk:

		Fair Value of Asset (Liability)
	Balance Sheet Location	September 30, 2019	December 31, 2018
Interest rate swap contracts	Other noncurrent liabilities	$(20.4)	$—
Total derivatives designated as cash flow hedges of interest rate risk		$(20.4)	$—

The impact of the effective portion of the interest rate swap contracts designated as cash flow hedging instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) is as follows:

Interest Rate Derivatives	Location of Gain	Effective Portion of Gain Recognized
Three Months Ended September 30, 2019	Other comprehensive loss, net of tax	$(2.8)
Nine Months Ended September 30, 2019	Other comprehensive loss, net of tax	$(15.3)

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

9. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate derivatives and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of September 30, 2019 and December 31, 2018 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate derivatives and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate derivatives and foreign currency contracts as of September 30, 2019 and December 31, 2018, are as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$20.6	$20.6	$2.5	$2.5	Level 2
Liabilities:
5.00% senior notes due 2027	$750.0	$618.8	$750.0	$608.0	Level 2
8.25% senior notes due 2027	1,000.0	972.1	—	—	Level 2
6.00% senior notes due 2025	1,500.0	1,357.5	1,500.0	1,355.6	Level 2
5.50% senior notes due 2024	650.0	610.7	650.0	591.8	Level 2
5.00% senior notes due 2021	450.0	450.0	650.0	641.9	Level 2
6.00% senior secured notes due 2026	1,500.0	1,550.3	—	—	Level 2
5.50% senior secured notes due 2024	1,250.0	1,280.8	—	—	Level 2
Senior secured term loan due 2026	3,200.0	3,195.9	—	—	Level 2
Senior secured term loan due 2022	—	—	486.3	461.9	Level 2
Foreign currency contracts	8.7	8.7	3.0	3.0	Level 2
Interest rate swap contracts	20.4	20.4	—	—	Level 2

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

The following table provides summary financial information by reportable segment:

	September 30, 2019	December 31, 2018
Identifiable segment-related assets:
Connectivity	$4,252.5	$4,258.1
Mobility	1,949.4	1,871.3
CPE	2,491.3	—
N&C	4,745.6	—
Ruckus	1,069.3	—
Total identifiable segment-related assets	14,508.1	6,129.4
Reconciliation to total assets:
Cash and cash equivalents	609.1	458.2
Deferred income tax assets	56.6	42.9
Total assets	$15,173.8	$6,630.5

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

The following table provides net sales, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales:
Connectivity	$634.5	$731.7	$1,951.5	$2,145.8
Mobility	405.9	418.7	1,388.7	1,365.0
CPE	826.4	—	1,715.4	—
N&C	376.9	—	707.5	—
Ruckus	136.5	—	283.3	—
Consolidated net sales	$2,380.2	$1,150.4	$6,046.4	$3,510.8

Segment adjusted EBITDA:
Connectivity	$121.0	$160.8	$370.8	$440.6
Mobility	83.4	77.0	324.6	276.4
CPE	59.7	—	121.8	—
N&C	94.9	—	139.9	—
Ruckus	10.8	—	16.7	—
Total segment adjusted EBITDA	369.8	237.8	973.8	717.0
Amortization of intangible assets	(163.9)	(65.8)	(387.3)	(199.5)
Restructuring costs, net	(19.5)	(7.1)	(78.3)	(19.7)
Equity-based compensation	(28.0)	(11.3)	(58.7)	(33.7)
Transaction and integration costs	(2.2)	(2.7)	(189.8)	(5.3)
Depreciation	(43.3)	(18.7)	(101.0)	(58.2)
Purchase accounting adjustments	(108.7)	—	(272.9)	—
Patent litigation settlement	(55.0)	—	(55.0)	—
Consolidated operating income (loss)	$(50.8)	$132.2	$(169.2)	$400.6

Depreciation expense:
Connectivity	$12.3	$13.3	$37.0	$41.6
Mobility	5.5	5.4	16.7	16.6
CPE	10.7	—	20.1	—
N&C	11.5	—	20.7	—
Ruckus	3.3	—	6.5	—
Consolidated depreciation expense	$43.3	$18.7	$101.0	$58.2

Additions to property, plant and equipment:
Connectivity	$14.7	$18.1	$41.2	$39.6
Mobility	5.3	6.4	17.4	15.8
CPE	1.5	—	3.9	—
N&C	2.1	—	8.8	—
Ruckus	0.7	—	1.0	—
Consolidated additions to property, plant and equipment	$24.3	$24.5	$72.3	$55.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 39.8% and 40.9% of total net sales for the three and nine months ended September 30, 2019, respectively, compared to 43.2% and 43.7% of total net sales for the three and nine months ended September 30, 2018, respectively. Sales by geographic region, based on the destination of product shipments, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States	$1,432.7	$653.0	$3,572.5	$1,975.1
Europe, Middle East and Africa	423.1	235.6	1,124.3	738.7
Asia Pacific	251.3	179.3	665.9	551.1
Caribbean and Latin America	187.6	59.4	476.5	177.1
Canada	85.5	23.1	207.2	68.8
Consolidated net sales	$2,380.2	$1,150.4	$6,046.4	$3,510.8

11. RESTRUCTURING COSTS

The Company incurs costs associated with restructuring initiatives intended to improve overall operating performance and profitability. The costs related to restructuring actions are generally composed of employee-related costs, fixed asset related costs and lease related costs. Employee-related costs include the expected severance costs and related benefits as well as one-time severance benefits that are accrued over the remaining period employees are required to work in order to receive such benefits. Fixed asset related costs include non-cash impairments or fixed asset disposals associated with restructuring actions in addition to the cash costs to uninstall, pack, ship and reinstall manufacturing equipment and the costs to prepare the receiving facility to accommodate relocated equipment. Fixed asset related costs are expensed as incurred. Cash paid is net of proceeds received from the sale of related assets.  Effective January 1, 2019, with the adoption of ASU No. 2016-02, Leases, lease exit obligations related to unused leased facilities are reported as part of lease liabilities. Contract termination related costs include non-cash impairments of lease assets related to restructuring actions in addition to any one-time cash termination costs.

As a result of restructuring and consolidation actions, the Company owns unutilized real estate at various facilities in the U.S. and internationally. The Company is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets.

The Company’s net pre-tax restructuring charges, by segment, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Connectivity	$3.1	$(0.4)	$13.8	$6.6
Mobility	1.2	7.5	8.9	13.1
CPE	6.8	—	21.9	—
N&C	5.5	—	26.9	—
Ruckus	2.9	—	6.8	—
Total	$19.5	$7.1	$78.3	$19.7

Restructuring reserves were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	September 30, 2019	December 31, 2018
Accrued and other liabilities	$25.4	$29.9
Other noncurrent liabilities	7.1	5.2
Total liability	$32.5	$35.1

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

BNS Integration Restructuring Actions

Following the acquisition of the Broadband Network Solutions (BNS) business in 2015, the Company initiated a series of restructuring actions to integrate and streamline operations and achieve cost synergies. The activity within the liability established for the BNS integration restructuring actions was as follows:

	Employee- Related Costs	Contractual Termination Costs	Fixed Asset Related Costs	Total
Balance at June 30, 2019	$7.4	$—	$—	$7.4
Additional charge recorded	0.2	0.2	(0.1)	$0.3
Cash paid	(3.6)	(0.2)	—	$(3.8)
Foreign exchange and other non-cash items	(0.1)	—	0.1	$—
Balance at September 30, 2019	$3.9	$—	$—	$3.9

Balance at December 31, 2018	$29.2	$0.3	$—	$29.5
Additional charge recorded	—	0.3	0.1	$0.4
Cash paid	(25.2)	(0.3)	(0.2)	$(25.7)
Foreign exchange and other non-cash items	(0.1)	(0.3)	0.1	$(0.3)
Balance at September 30, 2019	$3.9	$—	$—	$3.9

The BNS integration actions include the announced closures or reduction in activities at various U.S. and international facilities as well as headcount reductions in sales, marketing and administrative functions. The Company has recognized restructuring charges of $151.6 million since the BNS acquisition for integration actions. No additional restructuring actions are expected in connection with the BNS integration initiatives. The Company expects to make cash payments of $1.8 million during the remainder of 2019 and additional cash payments of $2.2 million between 2020 and 2022.

ARRIS Integration Restructuring Actions

In anticipation of and following the ARRIS Acquisition, the Company initiated a series of restructuring actions, which are currently ongoing, to integrate and streamline operations and achieve cost synergies. The activity within the liability established for the ARRIS integration restructuring actions was as follows:

	Employee- Related Costs	Contractual Termination Costs	Total
Balance at June 30, 2019	$33.3	$—	$33.3
Additional charge recorded	16.5	2.6	19.1
Cash paid	(22.9)	(0.1)	(23.0)
Foreign exchange and other non-cash items	—	(0.8)	(0.8)
Balance at September 30, 2019	$26.9	$1.7	$28.6

Balance at December 31, 2018	$—	$—	$—
Obligation assumed in ARRIS acquisition	2.3	—	2.3
Additional charge recorded	75.0	3.0	78.0
Cash paid	(50.3)	(0.5)	(50.8)
Foreign exchange and other non-cash items	(0.1)	(0.8)	(0.9)
Balance at September 30, 2019	$26.9	$1.7	$28.6

The ARRIS integration actions include headcount reductions in sales, engineering, marketing and administrative functions. The Company expects to make cash payments of $11.9 million during the remainder of 2019 and additional cash payments of $16.7 million between 2020 and 2022 to settle the announced ARRIS integration initiatives. Additional restructuring actions related to the ARRIS integration are expected to be identified and the resulting charges and cash requirements are expected to be material.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

12. SERIES A CONVERTIBLE PREFERRED STOCK

On April 4, 2019, the Company issued and sold 1,000,000 shares of the Convertible Preferred Stock to Carlyle Partners VII S1 Holdings, L.P. (Carlyle) for $1.0 billion, or $1,000 per share, pursuant to an Investment Agreement between the Company and Carlyle, dated November 8, 2018 (the Investment Agreement). In connection with the issuance of the Convertible Preferred Stock, the Company incurred direct and incremental expenses of $3.0 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses on behalf of Carlyle, and therefore treated these incremental expenses as a deemed dividend during the nine months ended September 30, 2019.

The Convertible Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Convertible Preferred Stock has a liquidation preference of $1,000 per share. Holders of the Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. If CommScope does not declare and pay a dividend, the dividend rate will increase by 2.5% to 8.0% per year (and that rate will increase by an additional 0.50% every three months until such unpaid dividend is declared and paid, subject to a cap of 11.0% per year) until all accrued but unpaid dividends have been paid in full. Dividends can be paid in cash, in-kind through the issuance of additional shares of Convertible Preferred Stock or any combination of the two, at the Company’s option. During the three and nine months ended September 30, 2019, the Company authorized $13.8 million and $26.9 million, respectively, in dividends due for the dividend payment dates in the second and third quarters of 2019. The dividends were paid on July 1, 2019, the first business day following the initial payment date, and September 30, 2019, pursuant to the terms of the Certificate of Designations.

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

Upon certain change of control events involving CommScope, CommScope has the right, subject to the holder’s right to convert prior to such redemption, to redeem all of the Convertible Preferred Stock for the greater of (i) an amount in cash equal to the sum of the liquidation preference of the Convertible Preferred Stock, all accrued but unpaid dividends and, if the applicable redemption date is prior to the fifth anniversary of the first dividend payment date, the present value, discounted at a rate of 10%, of any remaining scheduled dividends through the five year anniversary of the first dividend payment date, assuming CommScope chose to pay such dividends in cash and (ii) the consideration the holders would have received if they had converted their shares of the Convertible Preferred Stock into CommScope common stock immediately prior to the change of control event. To the extent that CommScope does not exercise the redemption right described in the foregoing sentence, following the effective date of any such change of control event, the holders of the Convertible Preferred Stock can require CommScope to repurchase the Convertible Preferred Stock at the greater of (i) an amount in cash equal to 100% of the liquidation preference thereof plus all accrued but unpaid dividends and (ii) the consideration the holders would have received if they had converted their shares of the Convertible Preferred Stock into CommScope common stock immediately prior to the change of control event.

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

As of September 30, 2019, $178.2 million of unrecognized compensation costs related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) are expected to be recognized over a remaining weighted average period of 1.7 years. There were no significant capitalized equity-based compensation costs at September 30, 2019.

The following table shows the location of equity-based compensation expense on the statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Selling, general and administrative	$17.6	$8.6	$38.5	$25.6
Cost of sales	3.7	1.4	7.7	4.3
Research and development	6.7	1.3	12.5	3.8
Total equity-based compensation expense	$28.0	$11.3	$58.7	$33.7

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. In prior years, these awards have generally vested over three years following the grant date and have a contractual term of ten years.

During 2019, the Company granted 7.4 million stock options that vest over five years with a contractual term of ten years. The awards also contain an accelerated vesting term for a qualifying retirement during the period. Half of these awards vest based on a time-based component and the other half vest based on a performance-based component which is defined for each year but also includes a catchup feature over the five years. The number of shares that is expected to be issued is adjusted based on the probable achievement of the performance target. The final number of shares issued and the related compensation will be based on the final performance metrics.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table summarizes the stock option activity (in millions, except per share data and years):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at June 30, 2019	11.2	$17.76
Granted	0.1	$12.20
Forfeited	(1.3)	$18.75
Options outstanding at September 30, 2019	10.0	$17.57	7.2	$13.8

Options outstanding at December 31, 2018	4.7	$15.51
Granted	7.4	$18.47
Exercised	(0.6)	$5.44
Expired	(0.1)	$31.07
Forfeited	(1.4)	$19.62
Options outstanding at September 30, 2019	10.0	$17.57	7.2	$13.8

Options vested at September 30, 2019	3.5	$13.86	2.9	$13.8
Options unvested at September 30, 2019	6.5	$19.60	9.5	$—

The exercise prices of outstanding options at September 30, 2019 were in the following ranges (in millions, except per share data and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$2.96 to $5.74	2.1	1.3	$5.74	2.1	$5.74
$5.75 to $22.99	6.4	9.2	$17.94	0.3	$8.62
$23.00 to $42.32	1.5	6.9	$33.06	1.1	$31.26
$2.96 to $42.32	10.0	7.2	$17.57	3.5	$13.86

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expected option term (in years)	6.4	6.0	6.3	6.0
Risk-free interest rate	1.6%	2.8%	2.2%	2.7%
Expected volatility	40.0%	35.0%	40.0%	35.0%
Weighted average exercise price	$12.20	$31.36	$18.47	$38.34
Weighted average fair value at grant date	$5.21	$12.18	$8.00	$14.83

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

The following table summarizes the RSU activity (in millions, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs at June 30, 2019	5.6	$26.16
Granted	3.3	$16.16
Vested and shares issued	(0.6)	$24.51
Forfeited	(0.2)	$22.80
Non-vested RSUs at September 30, 2019	8.1	$22.34

Non-vested RSUs at December 31, 2018	2.0	$35.43
Granted	8.4	$20.43
Vested and shares issued	(1.7)	$29.33
Forfeited	(0.6)	$27.62
Non-vested RSUs at September 30, 2019	8.1	$22.34

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table summarizes the PSU activity (in millions, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested PSUs at June 30, 2019	0.1	$38.23
Granted	—	$—
Vested and shares issued	—	$—
Non-vested PSUs at September 30, 2019	0.1	$38.23

Non-vested PSUs at December 31, 2018	0.3	$33.52
Granted	—	$—
Vested and shares issued	(0.2)	$25.10
Non-vested PSUs at September 30, 2019	0.1	$38.23

14. SUBSEQUENT EVENTS

On October 10, 2019, the Company informed holders of the 2021 Notes that it would redeem $200.0 million aggregate principal amount of the 2021 Notes on October 20, 2019. The redemption price included the accrued and unpaid interest up to the date of redemption. Following the redemption, $250.0 million aggregate principal amount of the 2021 Notes remained outstanding.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2018 Annual Report on Form 10-K.

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

Overview

We are a global provider of infrastructure solutions for communication and entertainment networks. Our solutions for wired and wireless networks enable service providers including cable, telephone and digital broadcast satellite operators and media programmers to deliver media, voice, IP data services and Wi-Fi to their subscribers and allow enterprises to experience constant wireless and wired connectivity across complex and varied networking environments. Our solutions are complemented by a broad array of services including technical support, systems design and integration. We are a leader in digital video and Internet Protocol Television distribution systems, broadband access infrastructure platforms, and associated data and voice Customer Premises Equipment. Our global leadership position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions, and global manufacturing and distribution scale.

On April 4, 2019, we completed the acquisition of ARRIS International plc (ARRIS) (the Acquisition) in an all-cash transaction with a total purchase price of approximately $7.7 billion, including debt assumed. The combined company is expected to drive profitable growth in new markets, shape the future of wired and wireless communications, and be in a position to benefit from key industry trends, including network convergence, fiber and mobility everywhere, 5G, Internet of Things (IoT) and rapidly changing network and technology architectures. The operations of ARRIS are included in our consolidated operating results for the three and nine months ended September 30, 2019 from the date of the Acquisition, April 4, 2019. Following the Acquisition, we operated and managed CommScope in the following reportable segments: Connectivity Solutions (Connectivity), Mobility Solutions (Mobility), Customer Premises Equipment (CPE), Network & Cloud (N&C) and Ruckus Networks (Ruckus). We are re-evaluating our reportable segments as a result of the on-going integration of the Acquisition. Prior to the Acquisition, we operated and reported based on two operating segments: Connectivity and Mobility.

To fund the Acquisition, in February 2019, we issued $1.25 billion of 5.50% senior secured notes due 2024 (the 2024 Secured Notes), $1.5 billion of 6.00% senior secured notes due 2026 (the 2026 Secured Notes) and $1.0 billion of 8.25% senior unsecured notes due 2027 (the New Unsecured Notes and, together with the 2024 Secured Notes and the 2026 Secured Notes, the New Notes), the proceeds from which were released from escrow on the date of the Acquisition. As of the date of the Acquisition, we borrowed $3.2 billion under a new senior secured term loan due 2026 (the 2026 Term Loan) with an interest rate of LIBOR plus 3.25% and entered into a new asset-based revolving credit facility with availability of $881.7 million as of September 30, 2019, reflecting a borrowing base of $906.9 million reduced by $25.2 million of letters of credit under the facility. Also as of April 4, 2019, we issued $1.0 billion in Series A Convertible Preferred Stock (the Convertible Preferred Stock) to Carlyle Partners VII S1 Holdings, L.P. (Carlyle). During the three and nine months ended September 30, 2019, we recognized $2.2 million and $189.8 million, respectively, of transaction and integration costs primarily related to the Acquisition. We will continue to incur transaction and integration costs as well as restructuring costs to integrate the ARRIS business and those costs may be material.

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

During the second quarter of 2019, management determined that indicators of possible goodwill impairment existed for the reporting units from the recently acquired ARRIS business. Since the closing of our acquisition of ARRIS at the beginning of the second quarter of 2019, the ARRIS reporting units (CPE, N&C and Ruckus) had continued to experience challenges that impacted our performance. The challenges included declines in spending by our cable operator customers that resulted in declines in revenue and operating income for these reporting units and the loss of key leaders of these reporting units following the Acquisition. Certain of these challenges were expected to persist throughout the remainder of 2019 and impact management’s ability to grow these businesses at the rate that was originally estimated when we completed the acquisition of ARRIS. Based on these indicators, a goodwill impairment test was performed for these reporting units using a DCF valuation model. As a result, management developed a revised forecast for 2019 and updated the annual financial forecasts for the years beyond 2019 that consider these challenges. The projections assume a recovery of spending by these customers that begins in 2020. The extent and timing of this recovery are key assumptions in the determination of the fair value of the reporting units. Though we believe the financial projections used in the DCF valuation model were reasonable and achievable, these reporting units may continue to face challenges that may affect our ability to grow these businesses at the rate we estimated in our revised projections that were used to perform the goodwill impairment test. If we do not achieve our forecast, it is reasonably possible in the near term that the goodwill of the ARRIS reporting units could be deemed to be impaired.

Management did not identify indicators of goodwill impairment in the third quarter of 2019. However, planning activities for 2020 and beyond are expected to be completed during the fourth quarter. The projections that result from those activities could indicate a goodwill impairment and that impairment could be material.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

	Three Months Ended
	September 30,
	2019		2018
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,380.2	100.0%	$1,150.4	100.0%	$1,229.8	106.9%
Gross profit	609.9	25.6	409.7	35.6	200.2	48.9
Operating income (loss)	(50.8)	(2.1)	132.2	11.5	(183.0)	(138.5)
Non-GAAP adjusted operating income (1)	326.6	13.7	219.0	19.0	107.6	49.1
Non-GAAP adjusted EBITDA (1)	369.8	15.5	237.8	20.7	132.0	55.5
Net income (loss)	(156.5)	(6.6)%	63.8	5.5%	(220.3)	(345.3)
Diluted earnings (loss) per share	$(0.88)		$0.33		$(1.21)	(366.7)%

	Nine Months Ended
	September 30,
	2019		2018
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)

Net sales	$6,046.4	100.0%	$3,510.8	100.0%	$2,535.6	72.2%
Gross profit	1,667.9	27.6	1,264.7	36.0	403.2	31.9
Operating income (loss)	(169.2)	(2.8)	400.6	11.4	(569.8)	(142.2)
Non-GAAP adjusted operating income (1)	872.9	14.4	658.8	18.8	214.1	32.5
Non-GAAP adjusted EBITDA (1)	973.8	16.1	717.0	20.4	256.8	35.8
Net income (loss)	(492.8)	(8.2)%	163.5	4.7%	(656.3)	(401.4)
Diluted earnings (loss) per share	$(2.70)		$0.84		$(3.54)	(421.4)%

(1)	See “Reconciliation of Non-GAAP Measures.”

Net sales

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2019	2018	Change	Change	2019	2018	Change	Change
Net sales	$2,380.2	$1,150.4	$1,229.8	106.9%	$6,046.4	$3,510.8	$2,535.6	72.2%
Domestic	1,432.7	653.0	779.7	119.4	3,572.5	1,975.1	1,597.4	80.9
International	947.5	497.4	450.1	90.5	2,473.9	1,535.7	938.2	61.1

Net sales for the three and nine months ended September 30, 2019 included ARRIS net sales of $1.3 billion and $2.7 billion, respectively. Excluding the ARRIS business, CommScope’s net sales were lower for the three and nine months ended September 30, 2019 compared to the same prior year periods primarily due to lower volumes, pricing pressure and unfavorable impacts of foreign exchange rate changes of approximately 1% and 2%, respectively. From a regional perspective, we saw lower net sales across all regions for the three and nine months ended September 30, 2019. For the quarter, the decrease was driven by the United States (U.S.) and the Asia Pacific (APAC) region. The decrease in the U.S. was driven by declines in spending by our cable operator customers as well as reductions in selling prices and the decrease in APAC was driven by projects in 2018 that did not recur in 2019. For the nine months ended September 30, 2019, the decrease was driven by the APAC region, again due to projects in 2018 that did not recur in 2019, and the Europe, Middle East and Africa (EMEA) region due to lower sales of our enterprise solutions and unfavorable impacts of foreign exchange rate changes.

Net sales to customers located outside of the U.S. comprised 39.8% and 40.9% of total net sales for the three and nine months ended September 30, 2019, respectively, compared to 43.2% and 43.7% for the three and nine months ended September 30, 2018, respectively. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2019	2018	Change	Change	2019	2018	Change	Change
Gross profit	$609.9	$409.7	$200.2	48.9%	$1,667.9	$1,264.7	$403.2	31.9%
As a percent of sales	25.6%	35.6%			27.6%	36.0%
SG&A expense	305.8	159.8	146.0	91.4	972.0	502.5	469.5	93.4
As a percent of sales	12.8%	13.9%			16.1%	14.3%
R&D expense	171.5	44.8	126.7	282.8	399.5	142.4	257.1	180.5
As a percent of sales	7.2%	3.9%			6.6%	4.1%

Gross profit (net sales less cost of sales)

Gross profit for the three and nine months ended September 30, 2019 was negatively affected by ARRIS acquisition accounting adjustments of $108.7 million and $272.9 million, respectively, primarily related to the markup of inventory to its estimated fair value less the estimated costs associated with its sale. Excluding this additional cost, for the three and nine months ended September 30, 2019, gross profit for CommScope was $718.6 million and $1.9 billion, respectively, and gross profit as a percentage of sales was 30.2% and 32.1%, respectively. Excluding the ARRIS business in total, for the three and nine months ended September 30, 2019, CommScope’s gross profit was $318.1 million and $1.2 billion, respectively, and gross profit as a percentage of sales was 30.6% and 35.0%, respectively. For the three and nine months ended September 30, 2019, gross profit and gross profit as a percentage of sales for the legacy CommScope business decreased due to lower net sales and the settlement of patent infringement litigation as described in Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q. These unfavorable impacts were offset partially by lower material costs and favorable product mix.

The Connectivity segment experienced lower gross profit for the three and nine months ended September 30, 2019 compared to prior year periods primarily as a result of lower volumes and reductions in certain selling prices. For the nine months ended September 30, 2019, the Connectivity segment’s gross profit was also impacted by unfavorable impacts of foreign exchange rate changes on costs, partially offset by favorable product mix. The Mobility segment’s gross profit decreased for the three and nine months ended September 30, 2019 compared to the prior year periods as a result of the patent infringement litigation settlement and lower net sales due to reductions in certain selling prices, partially offset by favorable product mix and lower material costs. For the nine months ended September 30, 2019, gross profit for the Mobility segment was also favorably impacted by higher sales volumes and favorable impacts of foreign exchange rate changes on costs.

As discussed in Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q, we changed our accounting principle to reclassify certain internal handling costs from selling, general and administrative (SG&A) expense to cost of sales. The impact of this change increased cost of sales and decreased gross profit by $14.2 million and $41.9 million for the three and nine months ended September 30, 2018, respectively. All comparisons presented in this management’s discussion and analysis have been adjusted to reflect the impact of this change in accounting principle.

Selling, general and administrative expense

SG&A expense for the three months ended September 30, 2019 increased compared to the prior year period primarily due to the inclusion of ARRIS SG&A expense (excluding transaction and integration costs) of $152.4 million and transaction and integration costs of $2.2 million. Excluding the ARRIS business and transaction and integration costs, SG&A expense decreased $6.0 million due to cost savings initiatives realized in the third quarter of 2019 compared to the prior year period but increased as a percentage of net sales to 14.5% as a result of lower net sales. For the nine months ended September 30, 2019, SG&A expense increased primarily due to transaction and integration costs of $189.8 million and the inclusion of ARRIS SG&A expense (excluding transaction and integration costs) of $312.5 million. Excluding transaction and integration costs as well as the ARRIS business, SG&A expense decreased $27.5 million for the nine months ended September 30, 2019, compared to the prior year period primarily due to lower incentive compensation and cost savings initiatives. Excluding transaction and integration costs and the ARRIS business, SG&A expense as a percentage of sales was 14.1% for the nine months ended September 30, 2019.

Research and development expense

Research and development (R&D) expense increased for the three and nine months ended September 30, 2019 compared to the prior year periods due to the inclusion of ARRIS R&D expenses of $125.1 million and $256.7 million, respectively. Excluding ARRIS, R&D expense for CommScope was relatively unchanged for the three and nine months ended September 30, 2019. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and Restructuring costs, net

	Three Months Ended			Nine Months Ended
	September 30,		$	September 30,		$
	2019	2018	Change	2019	2018	Change
Amortization of purchased intangible assets	$163.9	$65.8	$98.1	$387.3	$199.5	$187.8
Restructuring costs, net	19.5	7.1	12.4	78.3	19.7	58.6

Amortization of purchased intangible assets

The amortization of purchased intangible assets was higher in the three and nine months ended September 30, 2019 compared to the prior year periods primarily due to the additional amortization resulting from the Acquisition. Excluding ARRIS, amortization related to CommScope was lower by $8.1 million and $24.4 million for the three and nine months ended September 30, 2019, respectively, compared to the prior year periods because certain of our intangible assets became fully amortized.

Restructuring costs, net

The restructuring costs recorded in the three and nine months ended September 30, 2019 were primarily related to integrating the ARRIS business. The restructuring costs recognized in the prior year periods were primarily related to the integration of the BNS business.

No significant restructuring charges are expected to be incurred to complete the previously announced BNS integration initiatives. Additional restructuring actions related to the acquisition of ARRIS are expected to be identified and the resulting charges and cash requirements are expected to be material. From a cash perspective, we paid $26.8 million and $76.6 million to settle restructuring liabilities during the three and nine months ended September 30, 2019, respectively, and expect to pay an additional $13.7 million by the end of 2019 related to restructuring actions that have been initiated. In addition, we expect to pay $18.9 million between 2020 and 2022 related to restructuring actions that have been initiated.

Other income, net

	Three Months Ended			Nine Months Ended
	September 30,		$	September 30,		$
	2019	2018	Change	2019	2018	Change
Foreign currency loss	(4.1)	(4.3)	0.2	(9.7)	(13.0)	3.3
Other income, net	5.6	1.9	3.7	6.1	8.6	(2.5)

Foreign currency loss

Foreign currency loss includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency.

Other income, net

The increase in other income, net for the three months ended September 30, 2019 compared to the prior year period was primarily due to gains of $6.1 million related to the sale of certain investments in the current year period partially offset by the decrease in non-service related net periodic benefit income of $1.5 million. The decrease in other income, net for the nine months ended September 30, 2019 was due to a decrease in non-service related net periodic benefit income of $5.5 million and other miscellaneous income partially offset by the gains on investments during the third quarter of 2019 described above.

Interest expense, Interest income and Income taxes

	Three Months Ended			Nine Months Ended
	September 30,		$	September 30,		$
	2019	2018	Change	2019	2018	Change
Interest expense	$(160.7)	$(66.1)	$(94.6)	$(423.5)	$(186.7)	$(236.8)
Interest income	1.8	1.9	(0.1)	15.9	5.4	10.5
Income tax (expense) benefit	51.7	(1.8)	53.5	87.6	(51.4)	139.0

Interest expense and interest income

Interest expense for the three and nine months ended September 30, 2019 increased compared to the prior year periods due to the financing of the Acquisition. In February 2019, we issued the New Notes, which were held in escrow until the acquisition date, April 4, 2019. In February 2019, we also secured the borrowing of $3.2 billion, less $32.0 million of original issue discount, under the 2026 Term Loan which was funded on April 4, 2019 as well. We began accruing interest on the New Notes and ticking fees related to the 2026 Term Loan in February 2019. We incurred $110.8 million and $259.9 million of incremental interest expense during the three and nine months ended September 30, 2019, respectively, as a result of this acquisition-related debt.

We used the proceeds from the New Notes and a portion of the 2026 Term Loan, together with cash on hand and proceeds from the issuance of the Convertible Preferred Stock to finance the acquisition of ARRIS. The remaining proceeds from the 2026 Term Loan were used to pay off the existing senior secured term loan due 2022 (the 2022 Term Loan). We also made a voluntary payment on the 2022 Term Loan in the first quarter of 2019. In connection with the repayment of the 2022 Term Loan, $7.7 million of original issue discount and debt issuance costs were written off and included in interest expense in the nine months ended September 30, 2019.

In August 2019, we redeemed $200.0 million aggregate principal amount of our 5.00% senior notes due 2021 (the 2021 Notes) and accelerated the recognition of $0.9 million of debt issuance costs in interest expense.

Our weighted average effective interest rate on outstanding borrowings, including the amortization of debt issuance costs and original issue discount, was 6.18% at September 30, 2019, 5.73% at December 31, 2018 and 5.70% at September 30, 2018.

Interest income increased during the nine months ended September 30, 2019 due to $10.9 million of interest earned on the proceeds of the New Notes that were held in an interest-bearing escrow account until the Acquisition date.

In March 2019, we entered into pay-fixed, receive-variable interest rate swap derivatives and designated them as cash flow hedges of interest rate risk. These swaps effectively fixed the interest rate on a portion the 2026 Term Loan. The total notional amount of the interest rate swap derivatives as of September 30, 2019 was $600 million with outstanding maturities of up to fifty-four months.

Income tax expense

For the three and nine months ended September 30, 2019, our effective tax rate was 24.8% and 15.1%, respectively, and we recognized a tax benefit of $51.7 million on a pretax loss of $208.2 million and a tax benefit of $87.6 million on a pretax loss of $580.4 million, respectively. For the three and nine months ended September 30, 2019, our tax benefit was impacted favorably by the impact of federal tax credits, benefits recognized from adjustments related to prior years’ tax returns and the expiration of statutes of limitations on various uncertain tax positions and impacted unfavorably by the impact of U.S. anti-deferral provisions and foreign withholding taxes. Excess tax costs related to equity-based compensation awards had an unfavorable impact on our tax benefit of $1.1 million and $1.5 million for the three and nine months ended September 30, 2019, respectively.

The effective income tax rate of 2.7% for the three months ended September 30, 2018 was lower than the statutory rate of 21.0% due to a reduction in tax expense of $24.1 million related to the expiration of statutes of limitations on various uncertain tax positions. The effective income tax rate of 23.9% for the nine months ended September 30, 2018 was higher than the statutory rate of 21% primarily due to the effect of the provision for state income taxes, the impact of earnings in foreign jurisdictions that are taxed at rates higher than the U.S. statutory rate, the impact of the new U.S. anti-deferral provisions and the impact of repatriation taxes. These increases to the effective tax rate were partially offset by a reduction due to the expiration of statutes of limitations on various uncertain tax positions discussed above and the favorable impact of $4.7 million of excess tax benefits related to equity-based compensation awards for the nine months ended September 30, 2018.

Segment Results

	Three Months Ended
	September 30,
	2019		2018
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions)
Net sales by segment:
Connectivity	$634.5	26.7%	$731.7	63.6%	$(97.2)	(13.3)%
Mobility	405.9	17.1	418.7	36.4	(12.8)	(3.1)
CPE	826.4	34.7	—	—	826.4	NM
N&C	376.9	15.8	—	—	376.9	NM
Ruckus	136.5	5.7	—	—	136.5	NM
Consolidated net sales	$2,380.2	100.0%	$1,150.4	100.0%	$1,229.8	106.9%

Operating income (loss) by segment:
Connectivity	$55.1	8.7%	$94.9	13.0%	$(39.8)	(41.9)%
Mobility	(2.0)	(0.5)	37.3	8.9	(39.3)	(105.4)
CPE	3.8	0.5	—	—	3.8	NM
N&C	(45.5)	(12.1)	—	—	(45.5)	NM
Ruckus	(62.1)	(45.5)	—	—	(62.1)	NM
Consolidated operating income (loss)	$(50.8)	(2.1)%	$132.2	11.5%	$(182.9)	(138.4)%

Non-GAAP adjusted operating income by segment: (1)
Connectivity	$108.6	17.1%	$147.4	20.1	$(38.8)	(26.3)%
Mobility	78.0	19.2	71.6	17.1	6.4	8.9
CPE	49.1	5.9	—	—	49.1	NM
N&C	83.4	22.1	—	—	83.4	NM
Ruckus	7.5	5.5	—	—	7.5	NM
Non-GAAP consolidated adjusted operating income (1)	$326.6	13.7%	$219.0	19.0	$107.6	49.1%

Non-GAAP adjusted EBITDA by segment: (1)
Connectivity	$121.0	19.1%	$160.8	22.0%	$(39.8)	(24.8)%
Mobility	83.4	20.5	77.0	18.4	6.4	8.3
CPE	59.7	7.2	—	—	59.7	NM
N&C	94.9	25.2	—	—	94.9	NM
Ruckus	10.8	7.9	—	—	10.8	NM
Non-GAAP consolidated adjusted EBITDA (1)	$369.8	15.5%	$237.8	20.7%	$132.0	55.5%

	Nine Months Ended
	September 30,
	2019		2018
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions)
Net sales by segment:
Connectivity	$1,951.5	32.3%	$2,145.8	61.1%	$(194.3)	(9.1)%
Mobility	1,388.7	23.0	1,365.0	38.9	23.7	1.7
CPE	1,715.4	28.4	—	—	1,715.4	NM
N&C	707.5	11.7	—	—	707.5	NM
Ruckus	283.3	4.7	—	—	283.3	NM
Consolidated net sales	$6,046.4	100.0%	$3,510.8	100.0%	$2,535.6	72.2%

Operating income (loss) by segment:
Connectivity	$145.5	7.5%	$233.4	10.9%	$(87.9)	(37.7)%
Mobility	157.2	11.3	167.2	12.2	(10.0)	(6.0)
CPE	(21.2)	(1.2)	—	—	(21.2)	NM
N&C	(275.1)	(38.9)	—	—	(275.1)	NM
Ruckus	(175.6)	(62.0)	—	—	(175.6)	NM
Consolidated operating income (loss)	$(169.2)	(2.8)%	$400.6	11.4%	$(569.8)	(142.2)%

Non-GAAP adjusted operating income by segment: (1)
Connectivity	$333.8	17.1%	$399.0	18.6%	$(65.2)	(16.3)%
Mobility	308.0	22.2	259.8	19.0	48.2	18.6
CPE	101.7	5.9	—	—	101.7	NM
N&C	119.2	16.8	—	—	119.2	NM
Ruckus	10.2	3.6	—	—	10.2	NM
Non-GAAP consolidated adjusted operating income (1)	$872.9	14.4%	$658.8	18.8%	$214.1	32.5%

Non-GAAP adjusted EBITDA by segment: (1)
Connectivity	$370.8	19.0%	$440.6	20.5%	$(69.8)	(15.8)%
Mobility	324.6	23.4	276.4	20.2	48.2	17.4
CPE	121.8	7.1	—	—	121.8	NM
N&C	139.9	19.8	—	—	139.9	NM
Ruckus	16.7	5.9	—	—	16.7	NM
Non-GAAP consolidated adjusted EBITDA (1)	$973.8	16.1%	$717.0	20.4%	$256.8	35.8%

(1)	See “Reconciliation of Non-GAAP Measures.” Components may not sum to total due to rounding.

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

Connectivity segment net sales were lower in the three and nine months ended September 30, 2019 compared to the prior year periods primarily due to lower sales volumes and pricing pressure. Foreign exchange rate changes negatively impacted net sales by approximately 1% and 2% for the three and nine months ended September 30, 2019, respectively. From a regional perspective, the Connectivity segment saw lower net sales across all regions especially in the U.S. and the EMEA and APAC regions. Net sales in the U.S. were down due to declines in spending by our cable operator customers. Sales in the EMEA region were lower due to decreases in sales of enterprise solutions and to a lesser extent the impact of unfavorable foreign exchange rate changes. The APAC region experienced lower net sales primarily due to lower sales of our enterprise solutions but these declines were partially offset by increases in our other connectivity solutions.

Connectivity segment operating income and non-GAAP adjusted EBITDA decreased during the three and nine months ended September 30, 2019 compared to the prior year periods primarily due to lower sales volumes and reductions in certain selling prices. For the nine months ended September 30, 2019, Connectivity segment operating income and non-GAAP adjusted EBITDA were also negatively impacted by unfavorable foreign exchange rate changes on costs but this was offset by lower incentive compensation and favorable product mix. Connectivity segment operating income also decreased due to higher transaction and integration costs and restructuring costs offset partially by lower intangible amortization, all of which are excluded from non-GAAP adjusted EBITDA. See “Reconciliation of Non-GAAP Measures.”

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

Mobility segment net sales decreased during the three months ended September 30, 2019 compared to the prior year period driven by lower sales volumes and pricing pressures, partially offset by favorable mix. From a regional perspective for the three months ended September 30, 2019, the Mobility segment saw lower sales in the APAC region and the Caribbean and Latin American (CALA) region. These decreases were offset partially by stronger sales in the EMEA region and the U.S. Our Mobility segment experienced a modest increase in net sales during the nine months ended September 30, 2019 compared to the prior year period, driven by stronger sales volumes in the U.S. due to the continued build out of next generation 4G networks that support commercial and public safety markets, partially offset by pricing pressures. Mobility segment net sales also saw an increase in the EMEA region but the increases in the U.S. and the EMEA region were partially offset by a decrease in the APAC region during the nine months ended September 30, 2019. Foreign exchange rate changes negatively impacted Mobility segment net sales by approximately 1% for both the three and nine months ended September 30, 2019 compared to the prior year periods.

Mobility segment operating income decreased for the three and nine months ended September 30, 2019 primarily due to the $55.0 million settlement of a patent infringement claim (see Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q). This settlement was excluded from the calculation of non-GAAP adjusted EBITDA for the Mobility segment, which increased for the three and nine months ended September 30, 2019 compared to the prior year periods. The increase in adjusted EBITDA for the three months ended September 30, 2019 was primarily due to cost savings initiatives and favorable product mix, partially offset by pricing pressures. The increase in adjusted EBITDA for the nine months ended September 30, 2019 was primarily due to increases in sales volumes, cost savings initiatives, favorable impacts of foreign exchange rate changes on cost and favorable product mix, partially offset by pricing pressures. In addition to the litigation settlement, operating income was also negatively impacted by higher transaction and integration costs offset partially by lower restructuring costs and intangible amortization, all of which are excluded from non-GAAP adjusted EBITDA. See “Reconciliation of Non-GAAP Measures.”

Our sales to wireless operators can be project-based and volatile. We expect longer-term demand for our Mobility products to be positively affected by wireless coverage and capacity expansion and growth in mobile data services and network capacity requirements. In addition, we expect demand for our Mobility products to continue to be favorably affected by initiatives to promote the expansion of wireless networks, new spectrum deployments and a venue refresh cycle over the next couple of years. We also expect longer-term demand for our Mobility products to be positively affected by the introduction of 5G technology. In preparation for 5G networks, we continue to invest heavily in R&D, support customer trials and participate in industry forums to help shape 5G standards. We expect near-term net sales in our Mobility segment to decline modestly. In addition, pricing pressure, uncertainty in the global economy or a particular region or consolidation among operators or other investments by wireless operators may slow the growth or cause a decline in capital spending by wireless operators and negatively impact our net sales.

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

Net sales to customers outside the U.S. comprised 38.2% and 40.2% of total CPE segment net sales for the three and nine months ended September 30, 2019, respectively. These sales to international customers were primarily to customers in the EMEA and CALA regions. CPE segment net sales were unfavorably impacted by acquisition accounting adjustments related to deferred revenue of $3.3 million and $4.0 million for the three and nine months ended September 30, 2019, respectively.

Operating income for our CPE segment for the three and nine months ended September 30, 2019 was negatively impacted by $3.3 million and $27.3 million, respectively, of acquisition accounting adjustments related to deferred revenue and the mark-up of inventory to its fair value. Operating income was also negatively impacted by $6.8 million and $21.9 million of restructuring costs for the three and nine months ended September 30, 2019, respectively. Acquisition accounting adjustments and restructuring charges are not reflected in non-GAAP adjusted EBITDA.

We expect near-term sales in our CPE segment to remain flat or to decline primarily due to a continued reduction in the U.S. PayTV market as it continues to be impacted by the growth in over-the-top streaming and net video subscriber reductions and slower international video deployments. We expect these dynamics to be partially offset by a slightly increasing broadband market.

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

Net sales to customers outside the U.S. comprised 35.2% and 40.2% of total N&C segment net sales for the three and nine months ended September 30, 2019, respectively. These sales to international customers were spread across all major geographic regions. N&C segment net sales were unfavorably impacted by acquisition accounting adjustments related to deferred revenue of $7.0 million and $20.4 million, respectively, for the three and nine months ended September 30, 2019.

Operating income for our N&C segment was negatively impacted by $57.7 million and $137.7 million related to acquisition accounting adjustments related to the mark-up of inventory to its estimated fair value and deferred revenue for the three and nine months ended September 30, 2019, respectively. Operating income was also negatively impacted by $5.5 million and $27.0 million of restructuring costs for the three and nine months ended September 30, 2019, respectively. For the nine months ended September 30, 2019, operating income for our N&C segment was also negatively impacted by $99.9 million of transaction and integration costs. Acquisition accounting adjustments, restructuring charges and transaction and integration costs are not reflected in non-GAAP adjusted EBITDA.

We expect near-term sales for the N&C segment to remain relatively flat. We anticipate that the reduced network spend we have seen so far this year will continue in the short term and a return to higher level of capital spend by cable operators will push farther out than we had originally anticipated. The cable industry is going through a process of transformation and evaluating a variety of new network architectures to further expand plant capacity. Distributed Access Architecture (DAA) is complex and there are a variety of approaches. As different models for plant upgrades are assessed, cable operators are spending cautiously to keep inventories in check during the transition. We benefit from a large footprint of outside plant electronics as well as of field upgradeable nodes which makes a move to DAA as simple as plugging in a module. The fundamental drivers for investing in the broadband network remain unchanged. Increased subscriber count, capacity utilization and increased access speeds continue to grow. We believe we are positioned to capture our share of this market demand given our advantaged product portfolio and deep customer relationship, and we expect better N&C segment performance in 2020.

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

Net sales to customers outside the U.S. comprised 43.6% and 44.2% of total Ruckus segment net sales for the three and nine months ended September 30, 2019, respectively. Sales to international customers were primarily to customers in the EMEA and APAC regions. Ruckus segment net sales were unfavorably impacted by acquisition accounting adjustments related to deferred revenue of $3.6 million and $7.9 million for the three and nine months ended September 30, 2019, respectively.

Operating income for our Ruckus segment for the three and nine months ended September 30, 2019 was negatively impacted by $47.8 million and $107.8 million, respectively, of acquisition accounting adjustments related to the mark-up of inventory to its estimated fair value and deferred revenue. In addition, for the nine months ended September 30, 2019, the Ruckus segment was negatively impacted by transaction and integration costs of $35.2 million. Acquisition accounting adjustments and transaction and integration costs are not reflected in non-GAAP adjusted EBITDA.

We expect near-term net sales to be flat for our Ruckus segment. While we remain confident in the long-term growth of this business, we are focused on optimizing the cost structure to align to current sales trends to preserve profitability.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data).

	September 30, 2019	December 31, 2018	$ Change	% Change
Cash and cash equivalents	$609.1	$458.2	$150.9	32.9%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	1,185.0	729.0	456.0	62.6
Availability under revolving credit facility	881.7	463.1	418.6	90.4
Long-term debt, including current portion	10,133.2	3,985.9	6,147.3	154.2
Total capitalization (2)	12,344.5	5,742.7	6,601.8	115.0
Long-term debt as a percentage of total capitalization	82.1%	69.4%

(1)

Working capital consisted of current assets of $3,802.7 million less current liabilities of $2,040.7 million at September 30, 2019. Working capital consisted of current assets of $1,877.8 million less current liabilities of $690.6 million at December 31, 2018.

(2)	Total capitalization includes long-term debt, convertible preferred stock and stockholders’ equity.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. To fund the Acquisition, on February 19, 2019 we issued the New Notes, the proceeds from which were held in escrow until they were released on April 4, 2019, the Acquisition date. In February 2019, we also secured the borrowing of $3.2 billion under the 2026 Term Loan with an interest rate of LIBOR plus 3.25% that was funded as of the Acquisition date. In addition, at the closing of the Acquisition, we entered into a new asset-based revolving credit facility. Availability under the new asset-based revolving credit facility was $881.7 million as of September 30, 2019, reflecting a borrowing base of $906.9 billion reduced by $25.2 million of letters of credit issued under the facility. We did not borrow under the new asset-based revolving credit facility to fund the Acquisition, but we did borrow and repay $15.0 million under the facility in the second quarter of 2019. In addition to incremental new debt, we funded the Acquisition by issuing the Convertible Preferred Stock to Carlyle for an aggregate investment of $1.0 billion. The Convertible Preferred Stock pays dividends at an annual rate of 5.50%, with dividends payable quarterly, and is convertible at the option of the holders at any time into shares of CommScope common stock at a price of $27.50 per share, subject to certain limits on the number of shares that may be issued unless we obtain shareholder approval. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of additional equity and/or debt.

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

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to those presented in the “Reconciliation of Non-GAAP Measures” section below, including adjusted EBITDA and adjusted pro forma EBITDA as measured pursuant to the indentures governing our senior notes, and reflecting the pro forma effect of certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at September 30, 2019.

Cash and cash equivalents decreased during the first nine months of 2019 primarily due to funding the Acquisition, settling assumed ARRIS debt, payments on the 2022 Term Loan, redemptions of the 2021 Notes, acquisition-related payments and restructuring payments all partially offset by the addition of cash and cash equivalents from the ARRIS business. As of September 30, 2019, approximately 47.0% of our cash and cash equivalents were held outside the U.S.

Working capital, excluding cash and cash equivalents and the current portion of long-term debt, increased during the nine months ended September 30, 2019 due to the Acquisition. Excluding the ARRIS business, working capital, excluding cash and cash equivalents, did not change significantly, with higher accounts receivable and inventory balances being offset by higher accrued interest related to the debt incurred to finance the Acquisition. The higher accounts receivable balances relate to modestly slower collections. Inventory balances have increased this year due to the timing of sales. The increase in total capitalization during the nine months ended September 30, 2019 reflected the proceeds from the New Notes funded in the first quarter, the 2026 Term Loan, which was funded as of the Acquisition date, and the Convertible Preferred Stock, all of which were utilized to fund a substantial portion of the Acquisition on April 4, 2019.

Cash Flow Overview

	Nine Months Ended
	September 30,		$	%
	2019	2018	Change	Change
Net cash generated by operating activities	$260.4	$361.9	$(101.5)	(28.0)%
Net cash used in investing activities	(5,125.1)	(41.4)	(5,083.7)	NM
Net cash generated by (used in) financing activities	5,019.7	(410.6)	5,430.3	NM

NM – Not meaningful

Operating Activities

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities:
Net income (loss)	$(492.8)	$163.5
Adjustments to reconcile net income (loss) to net cash generated by operating activities:
Depreciation and amortization	514.5	272.6
Equity-based compensation	58.7	33.7
Deferred income taxes	(172.4)	(32.6)
Changes in assets and liabilities:
Accounts receivable	165.3	(23.5)
Inventories	356.3	(65.8)
Prepaid expenses and other assets	63.8	(3.8)
Accounts payable and other liabilities	(228.0)	12.3
Other	(5.0)	5.5
Net cash generated by operating activities	$260.4	$361.9

During the nine months ended September 30, 2019, cash generated from operating activities decreased compared to the prior year period despite the addition of the ARRIS business primarily due to the payment of $206.9 million more in interest as a result of the acquisition-related debt and payments of $205.1 million of transaction and integration costs related to the Acquisition during the nine months ended September 30, 2019. We also paid $45.5 million more in restructuring costs for the nine months ended September 30, 2019 compared to the prior year period.

Investing Activities

	Nine Months Ended
	September 30,
	2019	2018
Investing Activities:
Additions to property, plant and equipment	$(72.3)	$(55.4)
Proceeds from sale of property, plant and equipment	1.2	12.7
Proceeds from sale of long-term investments	9.3	—
Cash paid for current year acquisitions, net of cash acquired	(5,053.4)	—
Cash paid for prior year acquisition	(11.0)	—
Other	1.1	1.3
Net cash used in investing activities	$(5,125.1)	$(41.4)

During the nine months ended September 30, 2019, we paid $5.0 billion, net of cash acquired, using a combination of cash on hand, proceeds from the issuance of long-term debt and proceeds from the issuance of the Convertible Preferred Stock to fund the Acquisition. Our investment in property, plant and equipment during the nine months ended September 30, 2019 was $16.9 million higher than the nine months ended September 30, 2018, primarily as a result of the addition of ARRIS’ investment in property, plant and equipment since the Acquisition date. Our investments in property, plant and equipment were primarily related to supporting improvements in manufacturing operations, including expanding production capacity and investing in information technology, including software developed for internal use. During the nine months ended September 30, 2019, we also paid $11.0 million of the $14.5 million liability for remaining payments due related to the August 2017 acquisition of Cable Exchange. Also during the nine months ended September 30, 2019, we received proceeds of $9.3 million on the sale of certain investments. During the nine months ended September 30, 2019 and 2018, we sold property and equipment no longer being utilized for $1.2 million and $12.7 million, respectively.

Financing Activities

	Nine Months Ended
	September 30,
	2019	2018
Financing Activities:
Long-term debt repaid	$(2,753.3)	$(550.0)
Long-term debt proceeds	6,933.0	150.0
Debt issuance costs	(120.8)	—
Series A convertible preferred stock proceeds	1,000.0	—
Dividends paid on Series A convertible preferred stock	(29.9)	—
Proceeds from the issuance of common shares under equity-based compensation plans	3.0	5.0
Tax withholding payments for vested equity-based compensation awards	(12.3)	(15.6)
Net cash generated by (used in) financing activities	$5,019.7	$(410.6)

During the nine months ended September 30, 2019, we received net proceeds from the issuance of the New Notes and the 2026 Term Loan of approximately $6.9 billion to fund the Acquisition. As of the date of the Acquisition, we also entered into a new asset-based revolving credit facility, which had availability of $881.7 million as of September 30, 2019, reflecting a borrowing base of $906.9 billion reduced by $25.2 million of letters of credit issued under the facility. We borrowed and repaid $15.0 million under the new asset-based revolving credit facility during the second quarter of 2019. We had no outstanding borrowings under the new asset-based revolving credit facility as of September 30, 2019. In connection with these financing transactions, we paid $120.8 million of debt issuance costs during the nine months ended September 30, 2019.

We repaid $225.0 million of the 2022 Term Loan in the first quarter of 2019 and we repaid the remaining balance of $261.3 million on April 4, 2019 using proceeds from the 2026 Term Loan. As part of funding the Acquisition, we repaid ARRIS’ outstanding debt of $2.1 billion under its senior secured credit facilities. In addition to the new debt, we funded the Acquisition by issuing the Convertible Preferred Stock to Carlyle for an aggregate investment of $1.0 billion. We paid $3.0 million in transaction fees on Carlyle’s behalf related to the Convertible Preferred Stock and we treated that as a deemed dividend during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company paid $26.9 million in authorized dividends for the Convertible Preferred Stock for the second and third quarters’ dividend payments.

We redeemed $200.0 million aggregate principal amount of our 2021 Notes in August 2019. After the end of the third quarter of 2019, on October 20, 2019, we redeemed an additional $200.0 million of our 2021 Notes and we expect to continue voluntarily repaying debt in the future. We may repurchase more of our senior notes if market conditions are favorable and the applicable indenture and the credit agreements governing the senior secured credit facilities permit such repayment or repurchase. In addition, we may refinance portions of our existing debt to lower borrowing costs, extend the term or adjust the total amount of fixed or floating-rate debt.

During the nine months ended September 30, 2019, we received proceeds of $3.1 million related to the exercise of stock options. Also during the nine months ended September 30, 2019, employees surrendered 0.6 million shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $12.3 million. During the nine months ended September 30, 2018, we received proceeds of $5.0 million related to the exercise of stock options and employees surrendered 0.4 million shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units, which reduced cash flows by $15.6 million.

Off-Balance Sheet Arrangements

We are not party to any significant off-balance sheet arrangements. Other than the adoption of the new leasing guidance as of January 1, 2019 that requires all leases to be recorded on the balance sheet, there have not been any material changes to our off-balance sheet arrangements during the nine months ended September 30, 2019.

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

We also believe presenting these non-GAAP results for the twelve months ended September 30, 2019 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the nine months ended September 30, 2018 from the data for the year ended December 31, 2018 and then adding the data for the nine months ended September 30, 2019.

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

Consolidated

	Three Months		Nine Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	September 30,		September 30,		December 31,	September 30,
	2019	2018	2019	2018	2018	2019
Operating income (loss)	$(50.8)	$132.2	$(169.2)	$400.6	$450.0	$(119.8)
Adjustments:
Amortization of purchased intangible assets	163.9	65.8	387.3	199.5	264.6	452.4
Restructuring costs, net	19.5	7.1	78.3	19.7	44.0	102.6
Equity-based compensation	28.0	11.3	58.7	33.7	44.9	69.9
Asset impairments	—	—	—	—	15.0	15.0
Transaction and integration costs (1)	2.2	2.7	189.8	5.3	19.5	204.0
Purchase accounting adjustments	108.7	—	272.9	—	—	272.9
Patent litigation settlement	55.0	—	55.0	—	—	55.0
Non-GAAP adjusted operating income	$326.6	$219.0	$872.9	$658.8	$838.0	$1,052.1
Depreciation	43.3	18.7	101.0	58.2	75.6	118.4
Non-GAAP adjusted EBITDA	$369.8	$237.8	$973.8	$717.0	$913.6	$1,170.4
ARRIS acquisition (2)						284.1
ARRIS synergies (3)						120.0
Cost reduction initiatives (4)						20.0
Non-GAAP pro forma adjusted EBITDA						$1,594.5
(1)	Primarily reflects transaction and integration costs related to the Acquisition in 2019 and BNS acquisition integration costs in 2018.
(2)	Reflects adjusted EBITDA related to the ARRIS business from October 1, 2018 to the Acquisition date calculated in accordance with CommScope’s definition.
(3)	Reflects annualized synergies expected to be realized in the three years following the close of the Acquisition.
(4)	Represents annualized savings expected from announced cost reduction initiatives.

Connectivity Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating income	$55.1	$94.9	$145.5	$233.4
Adjustments:
Amortization of purchased intangible assets	40.1	44.4	121.3	134.9
Restructuring costs, net	3.1	(0.4)	13.8	6.6
Equity-based compensation	6.6	6.9	17.5	20.5
Transaction and integration costs	3.8	1.7	35.7	3.5
Non-GAAP adjusted operating income	$108.6	$147.4	$333.8	$399.0
Depreciation	12.3	13.3	37.0	41.6
Non-GAAP adjusted EBITDA	$121.0	$160.8	$370.8	$440.6

Mobility Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating income (loss)	$(2.0)	$37.3	$157.2	$167.2
Adjustments:
Amortization of purchased intangible assets	17.6	21.4	53.7	64.6
Restructuring costs, net	1.2	7.5	8.9	13.1
Equity-based compensation	4.5	4.4	12.0	13.2
Transaction and integration costs	1.7	1.0	21.3	1.7
Patent litigation settlement	55.0	—	55.0	—
Non-GAAP adjusted operating income	$78.0	$71.6	$308.0	$259.8
Depreciation	5.5	5.4	16.7	16.6
Non-GAAP adjusted EBITDA	$83.4	$77.0	$324.6	$276.4

CPE Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating income (loss)	$3.8	$—	$(21.2)	$—
Adjustments:
Amortization of purchased intangible assets	33.7	—	67.4	—
Restructuring costs, net	6.8	—	21.9	—
Equity-based compensation	4.9	—	8.5	—
Transaction and integration costs	(3.5)	—	(2.3)	—
Purchase accounting adjustments	3.3	—	27.3	—
Non-GAAP adjusted operating income	$49.1	$—	$101.7	$—
Depreciation	10.7	—	20.1	—
Non-GAAP adjusted EBITDA	$59.7	$—	$121.8	$—

N&C Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating loss	$(45.5)	$—	$(275.1)	$—
Adjustments:
Amortization of purchased intangible assets	57.2	—	114.5	—
Restructuring costs, net	5.5	—	27.0	—
Equity-based compensation	8.5	—	15.2	—
Transaction and integration costs	—	—	99.9	—
Purchase accounting adjustments	57.7	—	137.7	—
Non-GAAP adjusted operating income	$83.4	$—	$119.2	$—
Depreciation	11.5	—	20.7	—
Non-GAAP adjusted EBITDA	$94.9	$—	$139.9	$—

Ruckus Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating loss	$(62.1)	$—	$(175.6)	$—
Adjustments:
Amortization of purchased intangible assets	15.2	—	30.4	—
Restructuring costs, net	2.9	—	6.8	—
Equity-based compensation	3.6	—	5.6	—
Transaction and integration costs	0.1	—	35.2	—
Purchase accounting adjustments	47.8	—	107.8	—
Non-GAAP adjusted operating income	$7.5	$—	$10.2	$—
Depreciation	3.3	—	6.5	—
Non-GAAP adjusted EBITDA	$10.8	$—	$16.7	$—

Note: Components may not sum to total due to rounding.

Contractual Obligations

In February 2019, we issued the New Unsecured Notes, the 2026 Secured Notes and the 2024 Secured Notes and repaid $225.0 million of the 2022 Term Loan. In April 2019, we completed the Acquisition, borrowed $3.2 billion under the 2026 Term Loan and we repaid the remaining $261.3 million of the 2022 Term Loan. In August 2019, we redeemed $200.0 million of the 2021 Notes. The following table summarizes our contractual obligations at September 30, 2019:

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Remainder of 2019	2020-2021	2022-2023	Thereafter
	(in millions)
Long-term debt, including current maturities (a)	$10,300.0	$8.0	$514.0	$64.0	$9,714.0
Interest on long-term debt (a)(b)	3,651.1	117.4	1,184.8	1,145.9	1,203.0
Operating leases	272.8	19.5	134.6	74.3	44.4
Purchase obligations and other supplier agreements (c)	284.0	280.4	3.6	—	—
Pension and other postretirement benefit liabilities (d)	4.0	0.9	1.0	0.8	1.3
Restructuring costs, net (e)	30.9	13.7	15.0	2.2	—
Patent litigation settlement (f)	55.0	—	55.0	—	—
Unrecognized tax benefits (g)	—	—	—	—	—
Total contractual obligations	$14,597.8	$439.9	$1,908.0	$1,287.2	$10,962.7
(a)

No other prepayment or redemption of any of our long-term debt balances has been assumed. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q and Note 6 in the Notes to Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K for information regarding the terms of our long-term debt agreements.

(b)	Interest on long-term debt excludes the amortization of debt issuance costs and original issue discount. Interest on variable rate debt is estimated based upon rates in effect at September 30, 2019.
(c)

Purchase obligations and other supplier agreements include $266.5 million related to obligations, primarily to our contract manufacturers, with non-cancelable terms to purchase goods or services; payments of $13.9 million due in 2019 for minimum amounts owed under take-or-pay or requirements contracts; and $3.6 million of purchase price payments due in 2020 related to the acquisition of Cable Exchange. Generally, amounts covered by open purchase orders, other than the portion that is non-cancelable as disclosed above, are excluded as there is no contractual obligation until goods or services are received.

(d)

Amounts reflect expected contributions related to payments under the postretirement benefit plans through 2028 and expected pension contributions of $0.7 million during the remainder of 2019 (see Note 10 in the Notes to Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K).

(e)	Future restructuring payments exclude payments due under lease arrangements which are included in operating leases above.
(f)

Amount reflects the settlement of patent litigation that was agreed upon on October 9, 2019 but included in our Condensed Consolidated Balance Sheets as of September 30, 2019. The payment is due in two installments, with $30.0 due in January 2020 and $25.0 million due in June 2020.

(g)

Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $154.4 million has been excluded from the presentation. We anticipate a reduction of up to $5.1 million of unrecognized tax benefits during the remainder of 2019 (see Note 11 in the Notes to Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K).

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

Interest Rate Risk

The table below summarizes the expected interest and principal payments associated with our variable rate debt outstanding at September 30, 2019 (mainly the $3.2 billion variable rate term loan and new asset-based revolving credit facility). The principal payments presented below are based on scheduled maturities and assume no borrowings under the existing revolving credit facility. The interest payments presented below assume the interest rate in effect at September 30, 2019. The impact of a 1% increase in the interest rate index on projected future interest payments on the variable rate debt is also included in the table below.

	Remainder of 2019	2020	2021	2022	2023	There- after
Principal and interest payments on variable rate debt	$51.3	$203.8	$202.2	$201.3	$199.6	$3,434.8
Average cash interest rate	5.41%	5.41%	5.41%	5.41%	5.41%	5.42%
Impact of 1% increase in interest rate index	$8.0	$31.8	$31.4	$31.3	$31.0	$68.5

We also have $7.1 billion aggregate principal amount of fixed rate senior notes. The table below summarizes our expected interest and principal payments related to our fixed rate debt at September 30, 2019.

	Remainder of 2019	2020	2021	2022	2023	There- after
Principal and interest payments on fixed rate debt	$74.1	$427.0	$865.8	$404.5	$404.5	$7,482.2
Average cash interest rate	6.00%	6.01%	6.05%	6.08%	6.08%	6.50%

As part of our hedging strategy to mitigate a portion of the exposure to changes in cash flows resulting from the variable interest rate on the 2026 Term Loan, in March 2019, we entered into and designated pay-fixed, receive-variable interest rate swap derivatives as cash flow hedges of interest rate risk. The total notional amount of the interest rate swap derivatives as of September 30, 2019 was $600.0 million with outstanding maturities of up to fifty-four months. As of September 30, 2019, the combined fair value of the interest rate swaps was a $20.4 million loss. The table above excludes the impact of these interest rate swap derivatives.

Foreign Currency Risk

During the nine months ended September 30, 2019, we entered into foreign exchange forward contracts and cross currency swaps, with outstanding maturities of up to twenty-one months, that are designated as net investment hedges and are intended to mitigate a portion of the foreign currency risk on the Euro net investment in a foreign subsidiary. As of September 30, 2019, the notional value of these derivative contracts was $320.0 million and the unrealized gain on the contracts was $18.0 million.

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

Changes in Internal Control Over Financial Reporting

In conjunction with the integration of ARRIS, the Company is making changes to processes, policies and other components of its internal control over financial reporting, including the consolidation of such operations into the Company’s financial statements. Management continues to make changes to the design of the control procedures relating to ARRIS and assess their effectiveness. Except for the activities described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	138,870	$15.66	—	$—
August 1, 2019 - August 31, 2019	36,724	$12.14	—	$—
September 1, 2019 - September 30, 2019	16,689	$15.08	—	$—
Total	192,283	$14.94	—

(1) The shares purchased were withheld to satisfy the withholding tax obligations related to restricted stock units and performance share units that vested during the period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1 ***

CommScope Holding Company, Inc. 2019 Long-Term Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-232354), filed with the Commission on June 26, 2019).

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

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Schema Document, furnished herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
**	Filed herewith.
***	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMSCOPE HOLDING COMPANY, INC.

November 6, 2019	/s/ Alexander W. Pease
Date	Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)