Form 10-Q
period 2020-03-31
CommScope Holding Company, Inc.
filed 2020-05-07
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 27, 2020 there were 195,874,638 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

March 31, 2020

PART 1 -- FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited – In millions, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$2,033.2	$1,099.5
Cost of sales	1,392.0	701.5
Gross profit	641.2	398.0
Operating expenses:
Selling, general and administrative	311.1	185.4
Research and development	180.4	50.2
Amortization of purchased intangible assets	157.8	59.3
Restructuring costs, net	23.7	12.4
Total operating expenses	673.0	307.3
Operating income (loss)	(31.8)	90.7
Other expense, net	(12.5)	(5.7)
Interest expense	(149.1)	(97.5)
Interest income	2.1	11.8
Loss before income taxes	(191.3)	(0.7)
Income tax (expense) benefit	31.4	(1.6)
Net loss	(159.9)	(2.3)
Series A convertible preferred stock dividend	(13.8)	—
Net loss attributable to common stockholders	$(173.7)	$(2.3)

Loss per share:
Basic	$(0.89)	$(0.01)
Diluted	$(0.89)	$(0.01)

Weighted average shares outstanding:
Basic	194.9	192.8
Diluted	194.9	192.8

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited – In millions)

	Three Months Ended
	March 31,
	2020	2019
Comprehensive loss:
Net loss	$(159.9)	$(2.3)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(99.6)	(9.7)
Pension and other postretirement benefit activity	(0.5)	(0.1)
Loss on hedging instruments	(7.6)	(1.5)
Total other comprehensive loss, net of tax	(107.7)	(11.3)
Total comprehensive loss	$(267.6)	$(13.6)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	Unaudited
	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$394.3	$598.2
Accounts receivable, less allowance for doubtful accounts of $40.0 and $35.4, respectively	1,604.0	1,698.8
Inventories, net	909.4	975.9
Prepaid expenses and other current assets	238.1	238.9
Total current assets	3,145.8	3,511.8
Property, plant and equipment, net of accumulated depreciation of $585.0 and $553.8, respectively	693.5	723.8
Goodwill	5,424.6	5,471.7
Other intangible assets, net	4,096.4	4,263.6
Other noncurrent assets	512.5	460.7
Total assets	$13,872.8	$14,431.6
Liabilities and Stockholders' Equity
Accounts payable	$974.0	$1,148.0
Accrued and other liabilities	846.9	862.0
Current portion of long-term debt	32.0	32.0
Total current liabilities	1,852.9	2,042.0
Long-term debt	9,698.7	9,800.4
Deferred income taxes	206.9	215.1
Other noncurrent liabilities	527.1	537.8
Total liabilities	12,285.6	12,595.3
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,013.8	1,000.0
Stockholders' equity:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,013,750 Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000;
Issued and outstanding shares: 195,807,913 and 194,563,530,
respectively	2.0	2.0
Additional paid-in capital	2,455.7	2,445.1
Retained earnings (accumulated deficit)	(1,339.2)	(1,179.3)
Accumulated other comprehensive loss	(304.7)	(197.0)
Treasury stock, at cost: 7,981,297 shares and 7,411,382 shares,
respectively	(240.4)	(234.5)
Total stockholders' equity	573.4	836.3
Total liabilities and stockholders' equity	$13,872.8	$14,431.6

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In millions)

	Three Months Ended
	March 31,
	2020	2019
Operating Activities:
Net loss	$(159.9)	$(2.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205.4	83.7
Equity-based compensation	23.5	7.5
Deferred income taxes	(38.3)	(1.4)
Changes in assets and liabilities:
Accounts receivable	69.0	(150.7)
Inventories	50.6	(62.4)
Prepaid expenses and other assets	15.2	(24.5)
Accounts payable and other liabilities	(217.2)	136.8
Other	9.0	3.3
Net cash used in operating activities	(42.7)	(10.0)
Investing Activities:
Additions to property, plant and equipment	(23.9)	(21.4)
Proceeds from sale of property, plant and equipment	0.1	0.6
Acquisition funds held in escrow	—	(3,750.0)
Cash paid for Cable Exchange acquisition	—	(11.0)
Net cash used in investing activities	(23.8)	(3,781.8)
Financing Activities:
Long-term debt repaid	(108.0)	(225.0)
Long-term debt proceeds	—	3,750.0
Debt issuance costs	—	(9.3)
Proceeds from the issuance of common shares under equity-based compensation plans	0.9	1.3
Tax withholding payments for vested equity-based compensation awards	(5.9)	(7.5)
Net cash generated by (used in) financing activities	(113.0)	3,509.5
Effect of exchange rate changes on cash and cash equivalents	(24.4)	0.5
Change in cash and cash equivalents	(203.9)	(281.8)
Cash and cash equivalent at beginning of period	598.2	458.2
Cash and cash equivalents at end of period	$394.3	$176.4

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited - In millions, except share amounts)

	Three Months Ended
	March 31,
	2020	2019
Number of common shares outstanding:
Balance at beginning of period	194,563,530	192,376,255
Issuance of shares under equity-based compensation plans	1,814,298	1,396,633
Shares surrendered under equity-based compensation plans	(569,915)	(316,681)
Balance at end of period	195,807,913	193,456,207
Common stock:
Balance at beginning and end of period	$2.0	$2.0
Additional paid-in capital:
Balance at beginning of period	$2,445.1	$2,385.1
Issuance of shares under equity-based compensation plans	0.9	1.3
Equity-based compensation	23.5	7.5
Dividend on Series A convertible preferred stock	(13.8)	—
Balance at end of period	$2,455.7	$2,393.9
Retained earnings (accumulated deficit):
Balance at beginning of period	$(1,179.3)	$(249.8)
Net loss	(159.9)	(2.3)
Balance at end of period	$(1,339.2)	$(252.1)
Accumulated other comprehensive loss:
Balance at beginning of period	$(197.0)	$(159.2)
Other comprehensive loss, net of tax	(107.7)	(11.3)
Balance at end of period	$(304.7)	$(170.5)
Treasury stock, at cost:
Balance at beginning of period	$(234.5)	$(221.3)
Net shares surrendered under equity-based compensation plans	(5.9)	(7.5)
Balance at end of period	$(240.4)	$(228.8)
Total stockholders' equity	$573.4	$1,744.5

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

On April 4, 2019, the Company completed the acquisition of ARRIS International plc (ARRIS) (the Acquisition) in an all-cash transaction with a total purchase price of approximately $7.7 billion, including debt assumed. See Note 2 for additional discussion of the Acquisition.

As of January 1, 2020, the Company reorganized its internal management and reporting structure as part of the integration of the Acquisition. The reorganization changed the information regularly reviewed by the Company’s chief operating decision maker for purposes of allocating resources and assessing performance. As a result, the Company is reporting financial performance for the 2020 year based on four new operating segments: Broadband Networks (Broadband), Home Networks (Home), Outdoor Wireless Networks (OWN) and Venue and Campus Networks (VCN). These four segments represent non-aggregated reportable operating segments. Prior to this change, the Company operated and reported five operating segments: Connectivity Solutions, Mobility Solutions, Customer Premises Equipment, Network and Cloud and Ruckus Networks. All prior period amounts in these condensed consolidated financial statements have been recast to reflect these operating segment changes.

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2019 Annual Report. Other than the enhancements described below to the allowance for doubtful accounts policy as a result of the adoption of Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, there were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2020.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable and contract assets for unbilled receivables are stated at the amount owed by the customer, net of allowances for estimated doubtful accounts, discounts, returns and rebates. The Company measures the allowance for doubtful accounts using an expected credit loss model, which uses a lifetime expected loss allowance for all trade accounts receivable and contract assets. To measure the expected credit losses, trade accounts receivable and contract assets are grouped based on shared credit risk characteristics and the days past due. Contract assets relate to unbilled work in progress and have substantially the same risk characteristics as trade accounts receivable for the same types of contracts. Therefore, the Company has concluded that the expected loss rates for trade accounts receivables are a reasonable approximation of the loss rates for the contract assets.

In calculating an allowance for doubtful accounts, the Company uses its historical experience, external indicators and forward-looking information to calculate expected credit losses using an aging method. The Company assesses impairment of trade accounts receivable on a collective basis as they possess shared credit risk characteristics which have been grouped based on the days past due.

The expected loss rates are based on the payment profiles of sales over the preceding thirty-six months and the corresponding historical credit losses experienced within this period. The historical loss rates are adjusted to reflect current and forward-looking information on macroeconomic factors affecting the ability of the customers to settle their trade accounts receivable.

Concentrations of Risk and Related Party Transactions

No direct customer accounted for 10% or more of the Company’s total net sales during the three months ended March 31, 2020. No direct customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2020.

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for 10% of the Company’s total net sales during the three months ended March 31, 2019. Other than Anixter, no direct customer accounted for 10% or more of the Company’s total net sales for the three months ended March 31, 2019.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

As of March 31, 2020, funds affiliated with Carlyle Partners VII S1 Holdings, L.P. (Carlyle) owned 100% of the Series A Convertible Preferred Stock (the Convertible Preferred Stock), which was issued to Carlyle to fund the Acquisition. See Note 11 for further discussion of the Convertible Preferred Stock. Other than transactions related to the Convertible Preferred Stock, there were no material related party transactions for the three months ended March 31, 2020.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities:

	Three Months Ended
	March 31,
	2020	2019
Product warranty accrual, beginning of period	$61.0	$15.6
Provision for warranty claims	4.1	(0.5)
Warranty claims paid	(7.8)	(1.0)
Product warranty accrual, end of period	$57.3	$14.1

Commitments and Contingencies

The Company is party to certain intellectual property claims and also periodically receives notices asserting that its products infringe on another party’s patents and other intellectual property rights. These claims and assertions, whether against the Company directly or against its customers, could require the Company to pay damages, royalties, stop offering the relevant products and/or cease other activities. The Company may also be called upon to indemnify certain customers for costs related to products sold to such customers. While the outcome of the claims and notices is uncertain and a reasonable estimate of the loss from unfavorable outcomes in certain of these matters cannot be determined, an adverse outcome could result in a material loss.

During the three months ended March 31, 2020, the Company recorded an estimated liability of $17.5 million, which is reflected in accrued and other liabilities, related to certain intellectual property assertions that existed at the Acquisition date. Of the total estimated liability recorded, $12.25 million was attributed to periods prior to the Acquisition and was recorded as a liability on the opening balance sheet. The remaining $5.25 million was recorded as a charge to cost of sales in the Home segment during the three months ended March 31, 2020. These estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events. It is reasonably possible these estimates may ultimately differ materially from actual results.

The Company is either a plaintiff or a defendant in certain other pending legal matters in the normal course of business. Management believes none of these other pending legal matters will have a material adverse effect on the Company’s business or financial condition upon final disposition.

In addition, the Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. There were no goodwill impairments identified during the three months ended March 31, 2020 or 2019.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions, there were no definite-lived intangible or other long-lived asset impairments identified during the three months ended March 31, 2020 or 2019.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Income Taxes

For the three months ended March 31, 2020, the Company’s effective tax rate was 16.4%, and the Company recognized a tax benefit of $31.4 million on a pretax loss of $191.3 million. The Company’s tax benefit was less than the statutory rate of 21.0% primarily due to the impacts of U.S. anti-deferral provisions, changes in uncertain tax positions, withholding taxes and earnings in foreign jurisdictions that are taxed at rates higher than the U.S. This unfavorable impact was offset partially by the favorable impacts of certain federal tax credits.

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

For the three months ended March 31, 2020, 16.1 million shares of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was either antidilutive or the performance conditions were not met. Of those amounts, for the three months ended March 31, 2020, 4.3 million shares would have been considered dilutive if the Company had not been in a net loss position. For the three months ended March 31, 2019, 5.7 million shares were not included in the computation of diluted EPS because the effect was either antidilutive or the performance conditions were not met.

For the three months ended March 31, 2020, 36.4 million of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were anti-dilutive; however, they would have been considered dilutive if the Company had not been in a net loss position.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss	$(159.9)	$(2.3)
Dividends on Series A convertible preferred stock	(13.8)	—
Net loss attributable to common stockholders	$(173.7)	$(2.3)

Denominator:
Weighted average common shares outstanding - basic	194.9	192.8
Dilutive effect of as-if converted Series A convertible preferred stock	—	—
Dilutive effect of equity-based awards	—	—
Weighted average common shares outstanding - diluted	194.9	192.8

Loss per share:
Basic	$(0.89)	$(0.01)
Diluted	$(0.89)	$(0.01)

Recent Accounting Pronouncements

Adopted During the Three Months Ended March 31, 2020

On January 1, 2020, the Company adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2020-02 (collectively, Topic 326). The new guidance replaces the incurred loss methodology with the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade accounts receivable. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842.

The Company adopted Topic 326 using the modified retrospective method for all financial assets measured at amortized cost, which are primarily trade accounts receivable and contract assets for the Company. Results for reporting periods beginning after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

Prior to the adoption of Topic 326, the Company utilized an expected loss model for assessing its allowance for doubtful accounts receivable. Upon adoption, the Company considered and applied the new guidance provided under Topic 326. The impact of adopting Topic 326 as of January 1, 2020 was not material to the consolidated financial statements.

Issued but Not Adopted

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. The Company can elect to apply the amendments as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new guidance is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. The amendments in this guidance clarify the interaction of accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU No. 2020-01 is effective for the Company as of January 1, 2021 and early adoption is permitted. The Company is evaluating the impact of the new guidance on the consolidated financial statements.

2. ACQUISITIONS

On April 4, 2019, the Company acquired all of the issued ordinary shares of ARRIS in an all cash transaction with a total consideration of approximately $7.7 billion, including debt assumed. ARRIS is a global leader in entertainment, communications and networking technology. The combined company is expected to drive profitable growth in new markets, shape the future of wired and wireless communications, and position the Company to benefit from key industry trends, including network convergence, fiber and mobility everywhere, 5G, Internet of Things and rapidly changing network and technology architectures. For the three months ended March 31, 2020, net sales of $1,030.1 million and operating losses of $(100.0) million were included in the Condensed Consolidated Statements of Operations related to the ARRIS business.

During the three months ended March 31, 2020, the Company completed its acquisition accounting and made the following adjustments to the provisional amounts that were previously recorded:

•

An increase of $13.1 million in accrued liabilities and an increase of $3.2 million in deferred tax assets due to an adjustment of certain pre-acquisition contingencies with a corresponding $9.9 million increase to goodwill.

•	An increase in deferred tax assets of $20.8 million related to the release of valuation allowances for certain state income tax credits with a corresponding decrease to goodwill.
•

A decrease in deferred tax liabilities of approximately $4.7 million, an increase in income tax payable of $6.7 million and a decrease in unrecognized tax benefits of approximately $0.9 million with a corresponding $1.1 million increase to goodwill.

The Company recorded these amounts as measurement period adjustments because the information was known as of the acquisition date but the analysis was finalized in the first quarter of 2020.

3. GOODWILL

As a result of the change in segments as discussed in Note 1, goodwill was reallocated from the previous segments to the new segments. The following table presents goodwill after the reallocation by new reportable segment:

	Broadband	Home	OWN	VCN	Total
Goodwill, gross at December 31, 2019	$3,355.1	$402.1	$666.0	$1,635.6	$6,058.8
Adjustments to preliminary purchase price	(7.1)	(1.3)	—	(1.4)	(9.8)
Foreign exchange and other	(21.6)	(1.4)	(3.5)	(10.8)	(37.3)
Goodwill, gross at March 31, 2020	3,326.4	399.4	662.5	1,623.4	6,011.7
Accumulated impairment charges at December 31, 2019 and March 31, 2020	(193.6)	(192.8)	(159.5)	(41.2)	(587.1)
Goodwill, net at March 31, 2020	$3,132.8	$206.6	$503.0	$1,582.2	$5,424.6

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company’s change in segments as of January 1, 2020 resulted in a realignment of its existing reporting units. Although the reporting units were realigned, the Company’s reporting units remained the same except for where two reporting units have been combined into a new reporting unit. In this case, goodwill was simply combined in the new reporting units. Since the composition of the reporting units and the assignment of goodwill to the reporting units were unaffected, an interim goodwill impairment test was not performed during the three months ended March 31, 2020.

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

The following table presents net sales by new reportable segment, disaggregated based on contract type:

	Three Months Ended March 31,
	Broadband		Home		OWN		VCN		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Contract type:
Product contracts	$571.9	$323.8	$600.6	$—	$344.2	$385.5	$425.4	$369.9	$1,942.1	$1,079.2
Project contracts	1.8	2.7	—	—	—	0.1	10.3	8.6	12.1	11.4
Other contracts	39.7	—	0.8	—	4.7	5.2	33.8	3.7	79.0	8.9
Consolidated net sales	$613.4	$326.5	$601.4	$—	$348.9	$390.8	$469.5	$382.2	$2,033.2	$1,099.5

Further information on net sales by reportable segment and geographic region is included in Note 9.

Allowance for Doubtful Accounts

	Three Months Ended
	March 31,
	2020	2019
Allowance for doubtful accounts, beginning of period	$35.4	$17.4
Charged to costs and expenses	6.2	2.4
Write-offs	(2.1)	—
Recoveries	—	—
Foreign exchange and other	0.5	(0.3)
Allowance for doubtful accounts, end of period	$40.0	$19.5

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets and liabilities from contracts with customers as of March 31, 2020 and December 31, 2019.

	Balance Sheet Location	March 31, 2020	December 31, 2019
Unbilled accounts receivable	Accounts receivable, less allowance for doubtful accounts	$30.5	$28.6
Deferred revenue	Accrued and other liabilities and Other noncurrent liabilities	151.1	122.2

There were no material changes to contract asset balances for the three months ended March 31, 2020 as a result of changes in estimates or impairments. As of March 31, 2020, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied and that have a duration of one year or less was $119.2 million, with the remaining $31.9 million having a duration greater than one year.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Contract Liabilities

The following table presents the changes in deferred revenue for the three months ended March 31, 2020:

March 31, 2020
Balance at beginning of period	$122.2
Deferral of revenue	61.2
Recognition of unearned revenue	(32.3)
Balance at end of period	$151.1

Contract liabilities were not material to the Company as of and for the three months ended March 31, 2019.

5. LEASES

The Company has operating type leases for real estate, equipment and vehicles in both the U.S. and internationally. As of March 31, 2020, the Company had no finance type leases. The Company’s leases have remaining lease terms of up to 9 years, some of which may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $26.3 million and $12.8 million for the three months ended March 31, 2020 and 2019, respectively, inclusive of period cost for short-term, cancellable and variable leases, not included in lease liabilities, of $7.8 million and $3.6 million for the three months ended March 31, 2020 and 2019, respectively.

The Company occasionally subleases all or a portion of certain unutilized real estate facilities. As of March 31, 2020 and 2019, the Company’s sublease arrangements were classified as operating type leases and the income amounts were not material for the three months ended March 31, 2020 and 2019, respectively.

Supplemental cash flow information related to operating leases:

	Three Months Ended
	March 31,
	2020	2019
Operating cash paid to settle lease liabilities	$18.3	$9.6
Right of use asset additions in exchange for lease liabilities	3.0	2.4

Supplemental balance sheet information related to operating leases:

	Balance Sheet Location	March 31, 2020	December 31, 2019
Right of use assets	Other noncurrent assets	$214.0	$222.9

Lease liabilities	Accrued and other liabilities	$60.3	$61.7
Lease liabilities	Other noncurrent liabilities	145.7	160.4
Total lease liabilities		$206.0	$222.1

Weighted average remaining lease term (in years)	4.2
Weighted average discount rate	6.6%

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Future minimum lease payments under non-cancellable leases as of March 31, 2020:

Operating Leases
Remainder of 2020	$55.3
2021	63.8
2022	43.3
2023	33.2
2024	22.3
Thereafter	22.6
Total minimum lease payments	$240.5
Less: imputed interest	(34.5)
Total	$206.0

6. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	March 31, 2020	December 31, 2019
Raw materials	$264.5	$240.1
Work in process	133.5	121.6
Finished goods	511.4	614.2
	$909.4	$975.9

Accrued and Other Liabilities

	March 31, 2020	December 31, 2019
Compensation and employee benefit liabilities	$164.0	$187.3
Operating lease liabilities	60.3	61.7
Accrued interest	59.9	97.8
Deferred revenue	119.2	82.6
Accrued royalties	62.9	63.9
Product warranty accrual	40.8	42.8
Restructuring reserve	26.5	24.0
Income taxes payable	20.0	15.8
Value-added taxes payable	28.4	27.3
Accrued professional fees	41.2	32.4
Patent claims and litigation	42.5	55.0
Other	181.2	171.4
	$846.9	$862.0

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended March 31,
	2020	2019
Foreign currency translation
Balance at beginning of period	$(162.7)	$(140.6)
Other comprehensive loss	(99.6)	(10.0)
Amounts reclassified from AOCL	—	0.3
Balance at end of period	$(262.3)	$(150.3)

Hedging instruments
Balance at beginning of period	$(8.9)	$(1.4)
Other comprehensive loss	(7.6)	(1.5)
Balance at end of period	$(16.5)	$(2.9)

Defined benefit plan activity
Balance at beginning of period	$(25.4)	$(17.2)
Other comprehensive loss	(0.5)	(0.1)
Balance at end of period	$(25.9)	$(17.3)
Net AOCL at end of period	$(304.7)	$(170.5)

Amounts reclassified from net AOCL related to foreign currency translation and defined benefit plans are recorded in other expense, net in the Condensed Consolidated Statements of Operations.

Cash Flow Information

	Three Months Ended March 31,
	2020	2019
Cash paid during the period for:
Income taxes, net of refunds	$13.1	$9.2
Interest	182.1	23.9
Non-cash financing activities:
Accrued and unpaid debt issuance costs	$—	$54.7

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

7. FINANCING

	March 31, 2020	December 31, 2019
5.00% senior notes due March 2027	$750.0	$750.0
8.25% senior notes due March 2027	1,000.0	1,000.0
6.00% senior notes due June 2025	1,500.0	1,500.0
5.50% senior notes due June 2024	650.0	650.0
5.00% senior notes due June 2021	50.0	150.0
6.00% senior secured notes due March 2026	1,500.0	1,500.0
5.50% senior secured notes due March 2024	1,250.0	1,250.0
Senior secured term loan due April 2026	3,184.0	3,192.0
Senior secured revolving credit facility	—	—
Total principal amount of debt	$9,884.0	$9,992.0
Less: Original issue discount, net of amortization	(28.1)	(29.2)
Less: Debt issuance costs, net of amortization	(125.2)	(130.4)
Less: Current portion	(32.0)	(32.0)
Total long-term debt	$9,698.7	$9,800.4

See Note 8 in the Notes to Consolidated Financial Statements in the 2019 Annual Report for additional information on the terms and conditions of the Company’s debt obligations.

5.00% Senior Notes due 2021 (the 2021 Notes)

In February 2020, $100.0 million aggregate principal amount of the 2021 Notes was redeemed and resulted in the write-off of $0.3 million of debt issuance costs, which was reflected in interest expense.

Senior Secured Credit Facilities

During the three months ended March 31, 2020, the Company did not borrow under the asset-based revolving credit facility. As of March 31, 2020, the Company had no outstanding borrowings under the asset-based revolving credit facility and had availability of $735.1 million, after giving effect to borrowing base limitations and outstanding letters of credit.

During the three months ended March 31, 2020, the Company made the quarterly scheduled amortization payment of $8.0 million of the senior secured term loan. The current portion of long-term debt reflects $32.0 million of repayments due under the senior secured term loan.

No portion of the senior secured term loan was reflected as a current portion of long-term debt as of March 31, 2020 related to the potentially required excess cash flow payment because the amount that may be payable in 2021, if any, cannot currently be reliably estimated.

Other Matters

The Company’s non-guarantor subsidiaries held $2,871 million, or 21%, of total assets and $919 million, or 7%, of total liabilities as of March 31, 2020 and accounted for $614 million, or 30% of net sales for the three months ended March 31, 2020. As of December 31, 2019, the non-guarantor subsidiaries held $3,773 million, or 26%, of total assets and $714 million, or 6%, of total liabilities. For the three months ended March 31, 2019, the non-guarantor subsidiaries accounted for $415 million, or 38%, of net sales. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap, and the amortization of debt issuance costs and original issue discount, was 5.97% and 6.17% at March 31, 2020 and December 31, 2019, respectively.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

8. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate derivatives and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of March 31, 2020 and December 31, 2019 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate derivatives and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate derivatives and foreign currency contracts as of March 31, 2020 and December 31, 2019, are as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$25.9	$25.9	$10.7	$10.7	Level 2
Liabilities:
5.00% senior notes due 2027	$750.0	650.6	$750.0	$696.4	Level 2
8.25% senior notes due 2027	1,000.0	970.0	1,000.0	1,052.5	Level 2
6.00% senior notes due 2025	1,500.0	1,372.8	1,500.0	1,501.7	Level 2
5.50% senior notes due 2024	650.0	599.8	650.0	656.0	Level 2
5.00% senior notes due 2021	50.0	49.5	150.0	149.9	Level 2
6.00% senior secured notes due 2026	1,500.0	1,494.0	1,500.0	1,595.6	Level 2
5.50% senior secured notes due 2024	1,250.0	1,259.4	1,250.0	1,302.1	Level 2
Senior secured term loan due 2026	3,184.0	3,024.8	3,192.0	3,219.9	Level 2
Foreign currency contracts	9.6	9.6	5.9	5.9	Level 2
Interest rate swap contracts	36.1	36.1	16.3	16.3	Level 2

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

9. SEGMENTS AND GEOGRAPHIC INFORMATION

As of January 1, 2020, the Company reorganized its internal management and reporting structure as part of the integration of the Acquisition. The reorganization changed the information regularly reviewed by the Company’s chief operating decision maker for purposes of allocating resources and assessing performance. As a result, the Company is reporting financial performance based on four reportable segments: Broadband, Home, OWN and VCN. These reportable segments are based upon the nature of the products and services they offer.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Broadband segment provides an end-to-end product portfolio serving the telco and cable provider broadband market. The segment brings together the Network Cable and Connectivity business with the Network & Cloud business. Broadband includes converged cable access platform, passive optical networking, video systems, access technologies, fiber and coaxial cable, fiber and copper connectivity and hardened closures.

The Home segment comprises the former Consumer Premises Equipment business and focuses on the future of the connected home and connected devices inside the home. The segment includes subscriber-based solutions that support broadband and video applications connecting cable, telecommunications and satellite service providers to a customer’s home and adds wireless connectivity or other wired connections integrating in-home devices together to enable the consumption of internet-based services and the delivery of broadcast, streamed and stored video to televisions and other connected devices. Broadband offerings include devices that provide residential connectivity to a service provider’s network, such as digital subscriber line and cable modems and telephony and data gateways which incorporate routing and Wi-Fi functionality. Video offerings include set top boxes that support cable, satellite and IPTV content delivery and include products such as digital video recorders, high definition set top boxes and hybrid set top devices.

The OWN segment focuses on the macro and metro cell markets. The segment includes base station antennas, RF filters, tower connectivity, microwave antennas, metro cell products, cabinets, steel accessories, Spectrum Access System and Comsearch. As the Company’s wireless operator customers shift a portion of their 5G capital expenditures from the macro tower to the metro cell, the portfolio will strategically help to make the transition smooth and cost-effective.

The VCN segment targets both public and private networks for campuses, venues, data centers and buildings. The segment combines Wi-Fi and switching, distributed antenna systems, licensed and unlicensed small cells and enterprise fiber and copper infrastructure.

The following table provides summary financial information by reportable segment:

	March 31, 2020	December 31, 2019
Identifiable segment-related assets:
Broadband	$6,498.1	$6,681.1
Home	2,015.6	2,178.7
OWN	1,373.7	1,394.1
VCN	3,422.7	3,476.4
Total identifiable segment-related assets	13,310.1	13,730.3
Reconciliation to total assets:
Cash and cash equivalents	394.3	598.2
Deferred income tax assets	168.4	103.1
Total assets	$13,872.8	$14,431.6

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company’s measure of segment performance is adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization). The Company defines adjusted EBITDA as operating income, adjusted to exclude depreciation, amortization of intangible assets, restructuring costs, asset impairments, equity-based compensation, transaction and integration costs and other items that the Company believes are useful to exclude in the evaluation of operating performance from period to period because these items are not representative of the Company’s core business.

The following table provides net sales, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment:

	Three Months Ended
	March 31,
	2020	2019
Net sales:
Broadband	$613.4	$326.5
Home	601.4	—
OWN	348.9	390.8
VCN	469.5	382.2
Consolidated net sales	$2,033.2	$1,099.5

Segment adjusted EBITDA:
Broadband	$92.7	$58.2
Home	11.9	—
OWN	88.9	101.0
VCN	37.7	49.2
Total segment adjusted EBITDA	231.2	208.4
Amortization of intangible assets	(157.8)	(59.3)
Restructuring costs, net	(23.7)	(12.4)
Equity-based compensation	(23.5)	(7.5)
Transaction and integration costs	(5.4)	(20.8)
Purchase accounting adjustments	(5.5)	—
Patent claims and litigation	(5.3)	—
Depreciation	(41.8)	(17.7)
Consolidated operating income (loss)	$(31.8)	$90.7

Depreciation expense:
Broadband	$15.6	$6.2
Home	10.0	—
OWN	4.5	4.3
VCN	11.7	7.2
Consolidated depreciation expense	$41.8	$17.7

Additions to property, plant and equipment:
Broadband	$11.6	$5.2
Home	3.1	—
OWN	2.5	5.8
VCN	6.7	10.4
Consolidated additions to property, plant and equipment	$23.9	$21.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 40.0% of total net sales for the three months ended March 31, 2020, compared to 41.9% of total net sales for the three months ended March 31, 2019. Sales by geographic region, based on the destination of product shipments, were as follows:

	Three Months Ended
	March 31,
	2020	2019
United States	$1,220.5	$639.1
Europe, Middle East and Africa	395.1	229.9
Asia Pacific	177.5	147.2
Caribbean and Latin America	158.4	63.5
Canada	81.7	19.8
Consolidated net sales	$2,033.2	$1,099.5

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

The Company’s net pre-tax restructuring charges, by segment, were as follows:

	Three Months Ended
	March 31,
	2020	2019
Broadband	$5.2	$3.1
Home	2.4	—
OWN	4.1	3.8
VCN	12.0	5.5
Total	$23.7	$12.4

Restructuring reserves were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	March 31, 2020	December 31, 2019
Accrued and other liabilities	$26.5	$24.0
Other noncurrent liabilities	5.5	4.4
Total liability	$32.0	$28.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

ARRIS Integration Restructuring Actions

In anticipation of and following the ARRIS Acquisition, the Company initiated a series of restructuring actions, which are currently ongoing, to integrate and streamline operations and achieve cost synergies. The activity within the liability established for the ARRIS integration restructuring actions was as follows:

	Employee- Related Costs	Contractual Termination Costs	Fixed Asset Related Costs	Total
Balance at December 31, 2019	$23.1	$2.0	$—	$25.1
Additional charge recorded	23.4	—	0.3	23.7
Cash paid	(18.4)	(0.3)	(0.3)	(19.0)
Balance at March 31, 2020	$28.1	$1.7	$—	$29.8

The ARRIS integration actions include headcount reductions in sales, engineering, marketing and administrative functions. The Company expects to make cash payments of $19.4 million during the remainder of 2020 and additional cash payments of $10.4 million between 2021 and 2022 to settle the announced ARRIS integration initiatives. The Company has recognized restructuring charges of $109.8 million since the ARRIS acquisition for integration and synergy actions. Additional restructuring actions related to the ARRIS integration are expected to be identified and the resulting charges and cash requirements are expected to be material.

BNS Integration Restructuring Actions

Following the acquisition of the Broadband Network Solutions (BNS) business in 2015, the Company initiated a series of restructuring actions to integrate and streamline operations and achieve cost synergies. The activity within the liability established for the BNS integration restructuring actions was as follows:

	Employee- Related Costs	Total
Balance at December 31, 2019	$3.3	$3.3
Cash paid	(1.1)	(1.1)
Balance at March 31, 2020	$2.2	$2.2

The BNS integration actions include the announced closures or reduction in activities at various U.S. and international facilities as well as headcount reductions in sales, marketing and administrative functions. The Company has recognized restructuring charges of $153.0 million since the BNS acquisition for integration actions. No additional restructuring actions are expected in connection with the BNS integration initiatives. The Company expects to make cash payments of $1.5 million during the remainder of 2020 and additional cash payments of $0.7 million between 2021 and 2022.

11. SERIES A CONVERTIBLE PREFERRED STOCK

On April 4, 2019, the Company issued and sold 1,000,000 shares of the Convertible Preferred Stock to Carlyle for $1.0 billion, or $1,000 per share, pursuant to an Investment Agreement between the Company and Carlyle, dated November 8, 2018. The Convertible Preferred Stock is convertible at the option of the holders at any time into shares of CommScope common stock at an initial conversion rate of 36.3636 shares of common stock per share of the Convertible Preferred Stock (equivalent to $27.50 per common share). The conversion rate is subject to customary anti-dilution and other adjustments.

Holders of the Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. Dividends can be paid in cash, in-kind through the issuance of additional shares of the Convertible Preferred Stock or any combination of the two, at the Company’s option. During the three months ended March 31, 2020, the Company paid dividends in-kind of $13.8 million, which was recorded as additional Convertible Preferred Stock on the Condensed Consolidated Balance Sheets.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

12. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of March 31, 2020, $154.2 million of total unrecognized compensation expense related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) is expected to be recognized over a remaining weighted average period of 1.4 years. There were no significant capitalized equity-based compensation costs at March 31, 2020.

The following table shows a summary of the equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2020	2019
Selling, general and administrative	$13.0	$5.9
Cost of sales	3.8	0.8
Research and development	6.7	0.8
Total equity-based compensation expense	$23.5	$7.5

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards vest over three to five years following the grant date and have a contractual term of ten years. These awards vest based on a time-based component or a combination of time and performance-based components.

The following table summarizes the stock option activity (in millions, except per share data and years):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	9.6	$17.70
Exercised	(0.1)	8.50
Forfeited	(0.1)	$18.60
Options outstanding at March 31, 2020	9.4	$17.71	6.8	$7.2
Options vested at March 31, 2020	4.0	$16.10	3.8	$7.2
Options unvested at March 31, 2020	5.4	$18.92	9.1	$—

The exercise prices of outstanding options at March 31, 2020 were in the following ranges (in millions, except per share data and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$2.96 to $5.74	2.1	0.8	$5.74	2.1	$5.74
$5.75 to $22.99	5.9	9.1	$18.34	0.6	$17.72
$23.00 to $42.32	1.4	6.5	$33.18	1.3	$32.62
$2.96 to $42.32	9.4	6.8	$17.71	4.0	$16.10

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

There were no stock options granted during the three months ended March 31, 2020 or 2019.

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in millions, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at December 31, 2019	7.7	$22.30
Granted	3.2	$11.03
Vested and shares issued	(1.7)	$28.46
Forfeited	(0.2)	$20.17
Non-vested share units at March 31, 2020	9.0	$17.24

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

The following table summarizes the PSU activity (in millions, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at December 31, 2019	2.7	$12.47
Forfeited	(0.1)	$6.67
Non-vested share units at March 31, 2020	2.6	$7.60

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

13. SUBSEQUENT EVENTS

On April 6, 2020, the Company borrowed $250.0 million under its senior secured revolving credit facility. This action was a precautionary measure to reinforce the Company’s cash position and preserve financial flexibility in light of the current uncertainty in the global economy resulting from the new strain of coronavirus (COVID-19). The current interest rate for borrowings under the senior secured revolving credit facility is LIBOR plus 1.25%. The proceeds from the borrowing are expected to be held on the Company’s balance sheet or used for future liquidity, as needed.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2019 Annual Report on Form 10-K.

We discuss certain financial measures in management’s discussion and analysis of financial condition and results of operations, including Adjusted EBITDA, that differ from measures calculated in accordance with generally accepted accounting principles in the United States (GAAP). See "Reconciliation of Non-GAAP Measures" included elsewhere in this quarterly report for more information about these non-GAAP financial measures, including our reasons for including the measures and material limitations with respect to the usefulness of the measures.

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

On April 4, 2019, we completed the acquisition of ARRIS International plc (ARRIS) (the Acquisition) in an all-cash transaction with a total purchase price of approximately $7.7 billion, including debt assumed. The operations of the ARRIS business are included in our consolidated operating results for the three months ended March 31, 2020 but not for the comparative three months ended March 31, 2019. During the three months ended March 31, 2020, we recognized $5.4 million of integration and transaction costs and $23.7 million of restructuring costs related to the Acquisition and integration activities. We will continue to incur integration and restructuring costs and such costs may be material.

As of January 1, 2020, we reorganized our internal management and reporting structure as part of the integration of the Acquisition. The reorganization changed the information regularly reviewed by our chief operating decision maker for purposes of allocating resources and assessing performance. As a result, we are reporting financial performance based on four new operating segments: Broadband Networks (Broadband), Home Networks (Home), Outdoor Wireless Networks (OWN) and Venue and Campus Networks (VCN). These four segments represent non-aggregated reportable operating segments. Prior to this change, we operated and reported five operating segments: Connectivity Solutions, Mobility Solutions, Customer Premises Equipment, Network and Cloud and Ruckus Networks. Our change in segments as of January 1, 2020 resulted in a realignment of our existing reporting units. Although the reporting units were realigned, our reporting units remained the same except for where two reporting units have been combined into a new reporting unit. In this case, goodwill was simply combined in the new reporting units. Since the composition of the reporting units and the assignment of goodwill to the reporting units were unaffected, an interim goodwill impairment test was not performed during the three months ended March 31, 2020.

In March 2020, the World Health Organization declared the new strain of coronavirus (COVID-19) a pandemic and the United States (U.S.) declared a national emergency with respect to COVID-19. The COVID-19 pandemic has negatively impacted regional and global economies, disrupted global supply chains and created significant volatility and disruption of financial markets. The global impact of the outbreak has been rapidly evolving and certain jurisdictions, including those where we have operations, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, social distancing protocols and restrictions on types of business that may continue to operate. While we have been deemed an “essential” (or equivalent) business in many jurisdictions; and therefore, we have been permitted to continue most of our operations in those jurisdictions, the impact of the COVID-19 pandemic on our operational and financial performance has included temporary closures of our facilities and the facilities of certain of our customers, suppliers and other vendors in our supply chain. CommScope has taken measures to protect the health and safety of our employees, work with our customers and vendors to minimize potential disruptions and support our community in addressing the challenges posed by this global pandemic.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak impacted our performance for the three months ended March 31, 2020, as discussed more below, particularly in our Home and VCN segments. We currently expect the decline caused by the economic slowdown to persist through 2020. We considered the impact of the economic slowdown on our evaluation of goodwill impairment indicators and credit losses as of March 31, 2020. Although no goodwill impairment indicators or significant changes in credit risk were identified, it is possible that impairments or credit losses could emerge as the impact of the crisis becomes clearer and those losses could be material.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies as disclosed in our 2019 Annual Report on Form 10-K. See Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements for discussion of our adoption of Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, as of January 1, 2020. Our allowance for doubtful accounts is a significant accounting estimate. The adoption of this new guidance impacted our allowance for doubtful accounts policy but did not materially impact the estimate of our allowance for doubtful accounts. There were no other changes in our significant accounting estimates as disclosed in our 2019 Annual Report on Form 10-K.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 WITH THE THREE MONTHS ENDED MARCH 31, 2019

	Three Months Ended
	March 31,
	2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,033.2	100.0%	$1,099.5	100.0%	$933.7	84.9%
Gross profit	641.2	31.5	398.0	36.2	243.2	61.1
Operating income (loss)	(31.8)	(1.6)	90.7	8.2	(122.5)	(135.1)
Non-GAAP adjusted EBITDA (1)	231.2	11.4	208.4	19.0	22.8	10.9
Net loss	(159.9)	(7.9)%	(2.3)	(0.2)%	(157.6)	NM
Diluted loss per share	$(0.89)		$(0.01)		$(0.88)	NM

(1)	See “Reconciliation of Non-GAAP Measures.”

NM – Not meaningful

Net sales

	Three Months Ended
	March 31,		$	%
	2020	2019	Change	Change
Net sales	$2,033.2	$1,099.5	$933.7	84.9%
Domestic	1,220.4	639.1	581.3	91.0
International	812.8	460.4	352.4	76.5

Net sales for the three months ended March 31, 2020 increased compared to the prior year period due to the Acquisition. The three months ended March 31, 2020 included ARRIS net sales of $1,030.1 million while the prior year period did not include the ARRIS business. Excluding the ARRIS business, CommScope’s net sales were lower compared to the same prior year period primarily due to lower sales volumes. From a regional perspective, excluding the ARRIS business, we saw lower net sales compared to the prior year period across all regions except the U.S., driven by a decrease of approximately $50 million in the Asia Pacific (APAC) region, $40 million in the Europe, Middle East and Africa (EMEA) region and $24 million in the Caribbean and Latin American (CALA) region. Net sales increased by approximately $20 million in the U.S.

While net sales increased for the three months ended March 31, 2020 due to the Acquisition, they were approximately $70 million lower than expected due to the impact of supply constraints as a result of the economic slowdown caused by COVID-19. Although the slowdown affected all of our segments, it had the most significant impact on our Home and VCN segments. Management currently expects the decline in net sales caused by the economic slowdown to persist through 2020.

Net sales to customers located outside of the U.S. comprised 40.0% of total net sales for the three months ended March 31, 2020, compared to 41.9% for the three months ended March 31, 2019. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended
	March 31,		$	%
	2020	2019	Change	Change
Gross profit	$641.2	$398.0	$243.2	61.1%
As a percent of sales	31.5%	36.2%
SG&A expense	311.1	185.4	125.7	67.8
As a percent of sales	15.3%	16.9%
R&D expense	180.4	50.2	130.2	259.4
As a percent of sales	8.9%	4.6%

Gross profit (net sales less cost of sales)

Gross profit increased for the three months ended March 31, 2020 compared to the prior year period due to the addition of the ARRIS business. Excluding the ARRIS business, gross profit was $361.8 million and gross profit as a percentage of sales was 36.1% and both decreased primarily due to lower sales volumes.

Selling, general and administrative expense

SG&A expense for the three months ended March 31, 2020 increased compared to the prior year period primarily due to the addition of SG&A expense related to the ARRIS business. Excluding the ARRIS business, SG&A expense decreased primarily due to a decrease of $18.1 million in transaction and integration costs during the three months ended March 31, 2020 compared to the prior year period. Also contributing to the decline in SG&A expense are the impacts of cost savings initiatives but these were mostly offset by higher bad debt expense for the three months ended March 31, 2020.

Research and development expense

Research and development (R&D) expense increased for the three months ended March 31, 2020 compared to the prior year period due to the addition of R&D expenses of $127.5 million related to the ARRIS business. Excluding the ARRIS business, R&D expense and R&D expense as a percentage of sales increased slightly for the three months ended March 31, 2020 due to our continuing investment in certain VCN segment products. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and Restructuring costs, net

	Three Months Ended
	March 31,		$	%
	2020	2019	Change	Change
Amortization of purchased intangible assets	$157.8	$59.3	$98.5	166.1%
Restructuring costs, net	23.7	12.4	11.3	91.1%

Amortization of purchased intangible assets

The amortization of purchased intangible assets was higher in the three months ended March 31, 2020 compared to the prior year period primarily due to $100.9 million of amortization related to the ARRIS business. Excluding the ARRIS business, amortization was lower by $2.4 million for the three months ended March 31, 2020 compared to the prior year period because certain of our intangible assets became fully amortized.

Restructuring costs, net

The restructuring costs recorded in the three months ended March 31, 2020 and 2019 were primarily related to integrating and preparing to integrate the ARRIS business. Additional restructuring actions related to the Acquisition are expected to be identified and the resulting charges and cash requirements are expected to be material. From a cash perspective, we paid $20.1 million to settle restructuring liabilities during the three months ended March 31, 2020 and expect to pay an additional $20.9 million by the end of 2020 related to restructuring actions that have been initiated. In addition, we expect to pay $11.1 million between 2021 and 2022 related to restructuring actions that have been initiated.

Other expense, net

	Three Months Ended
	March 31,		$	%
	2020	2019	Change	Change
Foreign currency loss	(9.7)	(5.7)	(4.0)	70.2%
Other expense, net	(2.8)	—	(2.8)	NM

NM – Not meaningful

Foreign currency loss

Foreign currency loss includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The increase in foreign currency loss for the three months ended March 31, 2020 compared to the prior year period was primarily driven by certain unhedged currencies in the CALA region.

Other expense, net

The increase in other expense, net for the three months ended March 31, 2020 compared to the prior year period was primarily due to the addition of miscellaneous other expenses related to the ARRIS business.

Interest expense, Interest income and Income taxes

	Three Months Ended
	March 31,		$	%
	2020	2019	Change	Change
Interest expense	$(149.1)	$(97.5)	$(51.6)	52.9%
Interest income	2.1	11.8	(9.7)	(82.2%)
Income tax (expense) benefit	31.4	(1.6)	33.0	NM

NM – Not meaningful

Interest expense and interest income

Interest expense for the three months ended March 31, 2020 increased compared to the prior year period due to the financing of the Acquisition that occurred in February 2019. We incurred $57.7 million of incremental interest expense during the three months ended March 31, 2020 as a result of this acquisition-related debt. The increase was partially offset by lower debt balances on our 5.00% senior notes due 2021 (the 2021 Notes) due to the voluntary repayments in 2019. In February 2020, we redeemed an additional $100.0 million aggregate principal amount of the 2021 Notes and accelerated the recognition of $0.3 million of debt issuance costs in interest expense. During the three months ended March 31, 2020, we made the quarterly scheduled repayment of $8.0 million on the senior secured term loan. The current portion of long-term debt reflects $32.0 million of repayments due within a year under the senior secured term loan.

In March 2019, we entered into pay-fixed, receive-variable interest rate swap derivatives and designated them as cash flow hedges of interest rate risk. These swaps effectively fixed the interest rate on a portion the senior secured term loan. The total notional amount of the interest rate swap derivatives as of March 31, 2020 was $600 million with outstanding maturities of up to forty-eight months.

Our weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap and the amortization of debt issuance costs and original issue discount, was 5.97% at March 31, 2020, 6.17% at December 31, 2019 and 6.26% at March 31, 2019.

Interest income decreased during the three months ended March 31, 2020 due to $10.1 million of interest earned on the proceeds of the acquisition-related debt that were held in an interest-bearing escrow account in the prior year period until the Acquisition date.

Income tax expense

For the three months ended March 31, 2020, our effective tax rate was 16.4% and we recognized a tax benefit of $31.4 million on a pretax loss of $191.3 million. For the three months ended March 31, 2020, our tax benefit was reduced by approximately 13% related to the impacts of U.S. anti-deferral provisions, changes in uncertain tax positions, withholding taxes and earnings in foreign jurisdictions that are taxed at rates higher than the U.S. These unfavorable impacts to our tax benefit were offset partially by the favorable impacts of approximately 8% related to certain federal tax credits.

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

Segment Results

	Three Months Ended
	March 31,
	2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions)
Net sales by segment:
Broadband	$613.4	30.2%	$326.5	29.7%	$286.9	87.9%
Home	601.4	29.6	—	—	601.4	NM
OWN	348.9	17.2	390.8	35.5	(41.9)	(10.7)
VCN	469.5	23.1	382.2	34.8	87.3	22.8
Consolidated net sales	$2,033.2	100.0%	$1,099.5	100.0%	$933.7	84.9%

Operating income (loss) by segment:
Broadband	$(18.6)	(3.0)%	$24.9	7.6%	$(43.5)	(174.7)%
Home	(37.6)	(6.3)	—	NM	(37.6)	NM
OWN	65.0	18.6	70.9	18.1	(5.9)	(8.3)
VCN	(40.6)	(8.6)	(5.1)	(1.3)	(35.5)	696.1
Consolidated operating income (loss)	$(31.8)	(1.6)%	$90.7	8.2%	$(122.5)	(135.1)%

Non-GAAP adjusted EBITDA by segment: (1)
Broadband	$92.7	15.1%	$58.2	17.8%	$34.5	59.3%
Home	11.9	2.0	—	NM	11.9	NM
OWN	88.9	25.5	101.0	25.8	(12.1)	(12.0)
VCN	37.7	8.0	49.2	12.9	(11.5)	(23.4)
Non-GAAP consolidated adjusted EBITDA (1)	$231.2	11.4%	$208.4	19.0%	$22.8	10.9%

(1)	See “Reconciliation of Non-GAAP Measures.”

Note: Components may not sum to total due to rounding.

NM – Not meaningful

Broadband Networks Segment

Our Broadband segment provides an end-to-end product portfolio serving the telco and cable provider broadband market. The segment brings together the Network Cable and Connectivity business with the Network and Cloud business. The Broadband segment includes converged cable access platform, passive optical networking, video systems, access technologies, fiber and coaxial cable, fiber and copper connectivity and hardened closures.

Net sales to customers outside the U.S. comprised 40.5% of total Broadband segment net sales for the three months ended March 31, 2020. These sales to international customers were primarily to customers in the EMEA and CALA regions. Broadband segment net sales were higher in the three months ended March 31, 2020 compared to the prior year period primarily as a result of the Acquisition. Excluding incremental net sales from the ARRIS business of $315.4 million, Broadband segment net sales decreased primarily due to lower sales volumes. From a regional perspective, excluding the ARRIS business, Broadband segment net sales decreased across all major regions except the U.S. which increased only slightly. The decreases were primarily driven by lower net sales in the CALA region of approximately $12 million and the EMEA region of approximately $11 million. While we did not experience a significant net sales decline in the Broadband segment related to COVID-19, supply constraints and/or reductions in demand could negatively affect the remainder of 2020.

As a percentage of segment net sales, Broadband operating income decreased from 7.6% in the prior year period to an operating loss of (3.0)% for the three months ended March 31, 2020. The decrease in operating income compared to the prior year period was primarily due to the addition of an operating loss attributable to the ARRIS business of approximately $(36) million. The increase in non-GAAP adjusted EBITDA was due to the addition of non-GAAP adjusted EBITDA of approximately $49 million related to the ARRIS business. The ARRIS business operating loss was negatively impacted by $71.9 million of amortization of intangible assets and depreciation, which is excluded from non-GAAP adjusted EBITDA. Excluding the ARRIS business, operating income decreased approximately $7 million mainly due to lower sales volumes partially offset by the impact of lower transaction and integration costs in the current year compared to the prior year. Transaction and integration costs are not reflected in non-GAAP adjusted EBITDA. Excluding the ARRIS business, non-GAAP adjusted EBITDA decreased approximately $14 million mainly due to lower sales volumes. See “Reconciliation of Non-GAAP Measures.”

Home Networks Segment

Our Home segment offers broadband and video products. The segment includes subscriber-based solutions that support broadband and video applications connecting cable, telco and satellite service providers to a customer’s home and adds wireless connectivity or other wired connections integrating in-home devices together to enable the consumption of internet-based services and the delivery of broadcast, streamed and stored video to televisions and other connected devices. Broadband offerings include devices that provide residential connectivity to a service providers’ network, such as digital subscriber line and cable modems and telephony and data gateways which incorporate routing and Wi-Fi functionality. Video offerings include set top boxes that support cable, satellite and IPTV content delivery and include products such as digital video recorders, high definition set top boxes and hybrid set top devices.

Net sales to customers outside the U.S. comprised 43.6% of total Home segment net sales for the three months ended March 31, 2020. These sales to international customers were primarily to customers in the EMEA and CALA regions. Home segment net sales for the three months ended March 31, 2020 were negatively affected by the COVID-19 pandemic, primarily due to supply constraints in certain regions. We anticipate ongoing softness in the Home segment for the remainder of 2020.

Operating loss for our Home segment for the three months ended March 31, 2020 was (6.3)% of segment net sales and was negatively impacted by $36.0 million of amortization of intangible assets and depreciation expense as well as a $5.3 million charge related to a patent claim (see Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). These costs were not reflected in non-GAAP adjusted EBITDA, which was 2.0% of segment net sales for the three months ended March 31, 2020. See “Reconciliation of Non-GAAP Measures.”

Outdoor Wireless Networks Segment

Our OWN segment focuses on the macro and metro cell wireless markets. The segment’s offerings include base station antennas, RF filters, tower connectivity, microwave antennas, metro cell products, cabinets, steel accessories, Spectrum Access System and Comsearch. As our wireless operator customers shift a portion of their 5G capital expenditures from the macro tower to the metro cell, the portfolio will strategically help make the transition smooth and cost-effective.

OWN segment net sales decreased during the three months ended March 31, 2020 compared to the prior year period primarily due to lower volumes. From a regional perspective, OWN segment net sales were lower across all regions and were primarily driven by decreases of $16.2 million in the APAC region and $15.2 million in the EMEA region. While we did not experience a significant net sales decline in the OWN segment related to COVID-19, supply constraints and/or reductions in demand could negatively affect the remainder of 2020.

OWN segment operating income and non-GAAP adjusted EBITDA decreased for the three months ended March 31, 2020 compared to the prior year period primarily due to the decrease in net sales. However, as a percentage of net sales, operating income and non-GAAP adjusted EBITDA were relatively flat in the current year as compared to the prior year. See “Reconciliation of Non-GAAP Measures.”

Venue and Campus Networks Segment

Our VCN segment targets both public and private networks for campuses, venues, data centers and buildings. The segment combines Wi-Fi and switching, distributed antenna systems, licensed and unlicensed small cells, and enterprise fiber and copper infrastructure.

Net sales to customers outside the U.S. comprised 45.2% of total VCN segment net sales for the three months ended March 31, 2020. These sales to international customers were primarily to customers in the EMEA and APAC regions. VCN segment net sales were higher in the three months ended March 31, 2020 compared to the prior year period primarily as a result of the Acquisition; however, they were lower than expected largely due to the economic slowdown caused by the COVID-19 pandemic. Excluding incremental net sales related to the ARRIS business of approximately $113 million, VCN segment net sales decreased mainly due to the impact of COVID-19. Management expects the VCN segment to continue to be challenged by current economic conditions for the remainder of 2020.

The increase in operating loss for the VCN segment for the three months ended March 31, 2020 compared to the prior year period was primarily due to the addition of an operating loss attributable to the ARRIS business of approximately $(27) million. As a percentage of segment net sales, VCN segment operating loss increased from (1.3)% in the prior year to (8.6)% in the current year and non-GAAP adjusted EBITDA decreased from 12.9% in the prior year to 8.0% in the current year. Non-GAAP adjusted EBITDA was reduced in the current year period due to the inclusion of approximately $(3) million related to the ARRIS business. The ARRIS business operating loss was negatively impacted by amortization of intangible assets and depreciation of approximately $14 million which is excluded from non-GAAP adjusted EBITDA. Excluding the ARRIS business, operating income decreased approximately $8 million mainly due to lower sales volumes and higher restructuring costs, partially offset by the impact of lower transaction and integration costs in the current year compared to the prior year. Excluding the ARRIS business, non-GAAP adjusted EBITDA decreased approximately $8 million mainly due to lower sales volumes. Restructuring, transaction and integration costs are not reflected in non-GAAP adjusted EBITDA. See “Reconciliation of Non-GAAP Measures.”

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data).

	March 31, 2020	December 31, 2019	$ Change	% Change
Cash and cash equivalents	$394.3	$598.2	$(203.9)	(34.1)%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	930.6	903.6	27.0	3.0
Availability under revolving credit facility	735.1	796.8	(61.7)	(7.7)
Long-term debt, including current portion	9,730.7	9,832.4	(101.7)	(1.0)
Total capitalization (2)	11,317.9	11,668.7	(350.8)	(3.0)
Long-term debt as a percentage of total capitalization	86.0%	84.3%

(1)

Working capital consisted of current assets of $3,145.8 million less current liabilities of $1,852.9 million at March 31, 2020. Working capital consisted of current assets of $3,511.8 million less current liabilities of $2,042.0 million at December 31, 2019.

(2)	Total capitalization includes long-term debt, convertible preferred stock and stockholders’ equity.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. On April 6, 2020, we borrowed $250.0 million under our senior secured revolving credit facility. This action was a precautionary measure to reinforce our cash position and preserve financial flexibility in light of the current uncertainty in the global economy resulting from the COVID-19 pandemic. The proceeds from the borrowing are expected to be held on our balance sheet or used for future liquidity, as needed. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of additional equity and/or debt.

The primary uses of liquidity include debt service requirements (including voluntary debt repayments or redemptions), funding working capital requirements, paying acquisition integration costs, capital expenditures, paying restructuring costs, paying dividends related to the Convertible Preferred Stock, paying litigation claims and settlements and income tax payments. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our asset-based revolving credit facility, will be sufficient to meet our presently anticipated future cash needs. We may experience volatility in cash flows between periods due to, among other reasons, variability in the timing of vendor payments and customer receipts. We may, from time to time, borrow additional amounts under our revolving credit facility or issue securities, if market conditions are favorable, to meet future cash needs or to reduce our borrowing costs.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended March 31, 2020, our non-GAAP pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $1,395.4 million, which included increases to our non-GAAP adjusted EBITDA related to the ARRIS business from April 1, 2019 to the Acquisition date, calculated in accordance with CommScope’s definition (a loss of $15.6 million); annualized synergies expected to be realized in the three years following the close of the Acquisition ($90.0 million); and annualized savings expected from announced cost reduction initiatives ($0.7 million) so that the impact of the cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at March 31, 2020.

Cash and cash equivalents decreased during the first three months of 2020 primarily due to the redemption of $100.0 million of the 2021 Notes and interest payments of $182.1 million. As of March 31, 2020, approximately 74% of our cash and cash equivalents were held outside the U.S.

Working capital, excluding cash and cash equivalents and the current portion of long-term debt, increased during the three months ended March 31, 2020 due to a $174.0 million reduction in accounts payable related to the timing of vendor payments but the impact of the reduction was largely offset by lower accounts receivable and inventory balances. The net reduction in total capitalization during the three months ended March 31, 2020 reflected the net loss for the period, foreign currency translation losses and the redemption of $100.0 million of the 2021 Notes.

Cash Flow Overview

	March 31,		$	%
	2020	2019	Change	Change
Net cash used in operating activities	$(42.7)	$(10.0)	$(32.7)	NM
Net cash used in investing activities	(23.8)	(3,781.8)	3,758.0	NM
Net cash generated by (used in) financing activities	(113.0)	3,509.5	(3,622.5)	(103.2%)

NM – Not meaningful

Operating Activities

	March 31,
	2020	2019
Operating Activities:
Net loss	$(159.9)	$(2.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205.4	83.7
Equity-based compensation	23.5	7.5
Deferred income taxes	(38.3)	(1.4)
Changes in assets and liabilities:
Accounts receivable	69.0	(150.7)
Inventories	50.6	(62.4)
Prepaid expenses and other assets	15.2	(24.5)
Accounts payable and other liabilities	(217.2)	136.8
Other	9.0	3.3
Net cash used in operating activities	$(42.7)	$(10.0)

During the three months ended March 31, 2020, operating cash flows decreased compared to the prior year period despite the addition of the ARRIS business primarily due to the payment of $160.5 million more in interest as a result of the acquisition-related debt. We also paid $5.8 million more in restructuring costs for the three months ended March 31, 2020 compared to the prior year period.

Investing Activities

	March 31,
	2020	2019
Investing Activities:
Additions to property, plant and equipment	$(23.9)	$(21.4)
Proceeds from sale of property, plant and equipment	0.1	0.6
Acquisition funds held in escrow	—	(3,750.0)
Cash paid for Cable Exchange acquisition	—	(11.0)
Net cash used in investing activities	$(23.8)	$(3,781.8)

During the three months ended March 31, 2020, our investment in property, plant and equipment was relatively unchanged despite the addition of the ARRIS business. Our investments in property, plant and equipment were primarily related to supporting improvements in manufacturing operations, including expanding production capacity and investing in information technology, including software developed for internal use. During the three months ended March 31, 2019, we received proceeds from acquisition-related debt that were held in escrow as of March 31, 2019, and we paid $11.0 million of the $14.5 million liability due related to the August 2017 acquisition of Cable Exchange. The remaining liability will be paid in the third quarter of 2020.

Financing Activities

	March 31,
	2020	2019
Financing Activities:
Long-term debt repaid	$(108.0)	$(225.0)
Long-term debt proceeds	—	3,750.0
Debt issuance costs	—	(9.3)
Proceeds from the issuance of common shares under equity-based compensation plans	0.9	1.3
Tax withholding payments for vested equity-based compensation awards	(5.9)	(7.5)
Net cash generated by (used in) financing activities	$(113.0)	$3,509.5

During the three months ended March 31, 2020, we made the quarterly scheduled amortization payment of $8.0 million on the senior secured term loan. We also redeemed $100.0 million aggregate principal amount of our 2021 Notes in February 2020. We may repurchase more of our senior notes if market conditions are favorable and the applicable indenture and the credit agreements governing the senior secured credit facilities permit such repayment or repurchase. In addition, we may refinance portions of our existing debt to lower borrowing costs, extend the term or adjust the total amount of fixed or floating-rate debt.

During the three months ended March 31, 2019, we received proceeds from the acquisition-related debt to fund the Acquisition. The proceeds were held in escrow as of March 31, 2019 and were released on April 4, 2019 to fund the Acquisition. In connection with the acquisition-related debt, we paid $9.3 million of debt issuance costs during the three months ended March 31, 2019. We also repaid $225.0 million of our previous senior secured term loan in the first quarter of 2019.

As of March 31, 2020, we had no outstanding borrowings under our existing revolving credit facility and the remaining availability was $735.1 million, reflecting a borrowing base of $763.0 million reduced by $27.9 million of letters of credit issued under the existing revolving credit facility.

During the three months ended March 31, 2020, we received proceeds of $0.9 million related to the exercise of stock options. Also during the three months ended March 31, 2020, employees surrendered 0.6 million shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $5.9 million. During the three months ended March 31, 2019, we received proceeds of $1.3 million related to the exercise of stock options and employees surrendered 0.3 million shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $7.5 million.

Off-Balance Sheet Arrangements

We were not party to any significant off-balance sheet arrangements during the three months ended March 31, 2020.

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

We believe these financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the term non-GAAP adjusted EBITDA may vary from that of others in our industry. These financial measures should not be considered as alternatives to operating income (loss), net income (loss) or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance, operating cash flows or liquidity.

We also believe presenting these non-GAAP results for the twelve months ended March 31, 2020 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the three months ended March 31, 2019 from the data for the year ended December 31, 2019 and then adding the data for the three months ended March 31, 2020.

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

Consolidated

	Three Months		Year	Twelve Months
	Ended		Ended	Ended
	March 31,		December 31,	March 31,
	2020	2019	2019	2020
Net loss	$(159.9)	$(2.3)	$(929.5)	$(1,087.1)
Income tax expense (benefit)	(31.4)	1.6	(144.5)	(177.5)
Interest income	(2.1)	(11.8)	(18.1)	(8.4)
Interest expense	149.1	97.5	577.2	628.8
Other expense, net	12.7	5.7	6.4	13.4
Operating income (loss)	$(31.8)	$90.7	$(508.5)	$(631.0)
Adjustments:
Amortization of purchased intangible assets	157.8	59.3	593.2	691.7
Restructuring costs, net	23.7	12.4	87.7	99.0
Equity-based compensation	23.5	7.5	90.8	106.8
Asset impairments	—	—	376.1	376.1
Transaction and integration costs (1)	5.4	20.7	195.3	180.0
Purchase accounting adjustments (2)	5.5	—	264.2	269.7
Patent claims and litigation	5.3	—	55.0	60.3
Depreciation	41.8	17.7	143.7	167.8
Non-GAAP adjusted EBITDA	$231.2	$208.4	$1,297.5	$1,320.3
(1)	In 2020 and 2019, primarily reflects transaction and integration costs related to the Acquisition.
(2)

For the three months ended March 31, 2020, reflects purchase accounting adjustments related to reducing deferred revenue to its estimated fair value. For the year ended December 31, 2019, reflects purchase accounting adjustments of $218.8 million related to the mark up of inventory to its estimated fair value and purchase accounting adjustments of $45.4 million related to reducing deferred revenue to its estimated fair value.

Note: Components may not sum to total due to rounding.

Reconciliation of Segment Adjusted EBITDA

Segment adjusted EBITDA is provided as a performance measure in Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Below we reconcile segment adjusted EBITDA for each segment individually to operating income for that segment to supplement the reconciliation of the total segment adjusted EBITDA to consolidated operating income in that footnote.

Broadband Networks Segment

	Three Months Ended March 31,
	2020	2019
Operating income (loss)	$(18.6)	$24.9
Adjustments:
Amortization of purchased intangible assets	77.0	15.7
Restructuring costs, net	5.2	3.1
Equity-based compensation	9.0	1.9
Transaction and integration costs	1.7	6.5
Purchase accounting adjustments	2.8	—
Depreciation	15.6	6.1
Adjusted EBITDA	$92.7	$58.2

Home Networks Segment

	Three Months Ended March 31,
	2020	2019
Operating loss	$(37.6)	$—
Adjustments:
Amortization of purchased intangible assets	26.0	—
Restructuring costs, net	2.4	—
Equity-based compensation	4.5	—
Transaction and integration costs	0.9	—
Purchase accounting adjustments	0.5	—
Patent claims and litigation	5.3	—
Depreciation	10.0	—
Adjusted EBITDA	$11.9	$—

Outdoor Wireless Networks Segment

	Three Months Ended March 31,
	2020	2019
Operating income	$65.0	$70.9
Adjustments:
Amortization of purchased intangible assets	11.6	12.9
Restructuring costs, net	4.1	3.8
Equity-based compensation	2.8	2.4
Transaction and integration costs	0.9	6.6
Depreciation	4.5	4.3
Adjusted EBITDA	$88.9	$101.0

Venue and Campus Networks Segment

	Three Months Ended March 31,
	2020	2019
Operating loss	$(40.6)	$(5.1)
Adjustments:
Amortization of purchased intangible assets	43.3	30.7
Restructuring costs, net	12.0	5.5
Equity-based compensation	7.1	3.3
Transaction and integration costs	1.9	7.5
Purchase accounting adjustments	2.2	—
Depreciation	11.7	7.2
Adjusted EBITDA	$37.7	$49.2

Note: Components may not sum to total due to rounding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q or any other oral or written statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements may discuss goals, intentions or expectations as to future plans, trends, events, results of operations or financial condition or otherwise, in each case, based on current beliefs of management, as well as assumptions made by, and information currently available to, such management. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “potential,” “anticipate,” “should,” “could,” “designed to,” “foreseeable future,” “believe,” “think,” “scheduled,” “outlook,” “target,” “guidance” and similar expressions, although not all forward-looking statements contain such terms. This list of indicative terms and phrases is not intended to be all-inclusive.

These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, risks related to the ARRIS acquisition (including risks associated with the integration of the business and systems and that we may not realize estimated cost savings, synergies, growth or other anticipated benefits); our dependence on customers’ capital spending on data and communication systems; concentration of sales among a limited number of customers and channel partners; changes in technology; the scope, duration and impact of disease outbreaks and pandemics, such as COVID-19, on our business including employees, sites, operations, customers and supply chain; industry competition and the ability to retain customers through product innovation, introduction, and marketing; risks associated with our sales through channel partners; changes to the regulatory environment in which our customers operate; product quality or performance issues and associated warranty claims; our ability to maintain effective management information technology systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches, ransomware or computer viruses; the risk our global manufacturing operations suffer production or shipping delays, causing difficulty in meeting customer demands; the risk that internal production capacity or that of contract manufacturers may be insufficient to meet customer demand or quality standards; the use of open standards; the long-term impact of climate change; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers for certain raw materials and components; the risk that contract manufacturers we rely on encounter production, quality, financial or other difficulties; our ability to integrate and fully realize anticipated benefits from prior or future divestitures, acquisitions or equity investments; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities or those of our contract manufacturers that may affect our ability to meet customer demands for products; possible future restructuring actions; substantial indebtedness and restrictive debt covenants; our ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; possible future impairment charges for fixed or intangible assets, including goodwill; income tax rate variability and ability to recover amounts recorded as deferred tax assets; our ability to attract and retain qualified key employees; labor unrest; obligations under our defined benefit employee benefit plans requiring plan contributions in excess of current estimates; significant international operations exposing us to economic, political and other risks, including the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; our ability to compete in international markets due to export and import controls to which we may be subject; the impact of Brexit; changes in the laws and policies in the United States affecting trade, including the risk and uncertainty related to tariffs or a potential global trade war that may impact our products; cost of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign environmental laws; the impact of litigation and similar regulatory proceedings that we are involved in or may become involved in, including the costs of such litigation; risks associated with stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of our securities; and other factors beyond our control. These and other factors are discussed in greater detail in our 2019 Annual Report on Form 10-K and in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, and may be updated from time to time in our annual reports, quarterly reports, current reports and other filings we make with the Securities and Exchange Commission. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2019 Annual Report on Form 10-K, as filed with the SEC on February 20, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to certain intellectual property claims and also periodically receives notices asserting that its products infringe on another party’s patents and other intellectual property rights. These claims and assertions, whether against the Company directly or against its customers, could require the Company to pay damages, royalties, stop offering the relevant products and/or cease other activities. The Company may also be called upon to indemnify certain customers for costs related to products sold to such customers. While the outcome of the claims and notices is uncertain and a reasonable estimate of the loss from unfavorable outcomes in certain of these matters cannot be determined, an adverse outcome could result in a material loss.

The Company is also either a plaintiff or a defendant in certain other pending legal matters in the normal course of business. Management believes none of these other pending legal matters will have a material adverse effect on the Company’s business or financial condition upon final disposition.

In addition, the Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.  RISK FACTORS

The Company's business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. Other than the supplemental risk factor set forth below, there have been no material changes to the risk factors disclosed in Part I – Item 1A, Risk Factors of our Form 10-K for the year ended December 31, 2019.

The current pandemic of the novel coronavirus, or COVID-19, and the future widespread outbreak of other highly infectious or communicable diseases, or any other public health crisis, could adversely affect our business, financial condition, cash flows and results of operations.

In December 2019, an outbreak of a new strain of coronavirus (COVID-19) began in Wuhan, Hubei Province, China, and since then it has spread globally. In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has negatively impacted regional and global economies, disrupted global supply chains and created significant volatility and disruption of financial markets, and another pandemic in the future could have similar negative consequences. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain jurisdictions, including those where we have operations, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, social distancing protocols and restrictions on types of business that may continue to operate. We expect that additional jurisdictions will implement similar restrictions. While we have been deemed an “essential” (or equivalent) business in many jurisdictions, and therefore we have been permitted to continue most of our operations in those jurisdictions, the impact of the COVID-19 pandemic on our operational and financial performance has included temporary closures of our facilities and the facilities of certain of our customers, suppliers and other vendors in our supply chain as well as disruptions and restrictions on our employees’ ability to travel.

The COVID-19 pandemic is negatively impacting almost every industry directly or indirectly. As a result, many experts predict that the coronavirus is leading to a period of global economic downturn or a global recession that is likely to affect demand for our products, could affect our customers’ ability to make payments when due and could negatively impact our ability to obtain future financing, if needed.

The COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•	health concerns may lead to a complete or partial closure of, or other operational issues at, our manufacturing facilities;
•

the reduced economic activity may severely impact our customers’ financial condition and liquidity and may lead to decreased demand for our products and services and may cause them to be unable to meet their obligations to us in full, or at all;

•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address existing and anticipated liabilities on a timely basis;

•

a deterioration in our ability to operate in affected areas or delays in the supply of products or services to us from vendors that are needed for our efficient operations could adversely affect our operations;

•

the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption; and

•

remote working arrangements may increase our vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation, disrupt operations and expose us to claims from customers, suppliers, employees and others.

The extent to which COVID-19 impacts our operations and those of our customers and suppliers will depend on future developments, including the scope, severity, duration and spread of the COVID-19 pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, all of which are uncertain and cannot be predicted with confidence. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk. An extended period of global supply chain and economic disruption could materially affect our business, financial condition, results of operations, cash flows and access to sources of liquidity.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	8,191	$14.02	—	$—
February 1, 2020 - February 29, 2020	87,742	$10.94	—	$—
March 1, 2020 - March 31, 2020	473,982	$10.17	—	$—
Total	569,915	$10.34	—

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

COMMSCOPE HOLDING COMPANY, INC.

May 6, 2020	/s/ Alexander W. Pease
Date	Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)