Form 10-Q
period 2020-06-30
CommScope Holding Company, Inc.
filed 2020-08-06
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 23, 2020 there were 196,813,504 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

June 30, 2020

PART 1 -- FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited – In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$2,102.8	$2,566.7	$4,136.0	$3,666.3
Cost of sales	1,446.7	1,906.7	2,838.7	2,608.2
Gross profit	656.1	660.0	1,297.3	1,058.1
Operating expenses:
Selling, general and administrative	290.9	480.9	602.0	666.3
Research and development	176.1	177.8	356.5	228.0
Amortization of purchased intangible assets	157.6	164.1	315.4	223.5
Restructuring costs, net	19.6	46.4	43.3	58.8
Asset impairments	206.7	—	206.7	—
Total operating expenses	850.9	869.2	1,523.9	1,176.6
Operating loss	(194.8)	(209.2)	(226.6)	(118.5)
Other income (expense), net	(0.8)	0.7	(13.3)	(5.0)
Interest expense	(141.4)	(165.3)	(290.5)	(262.8)
Interest income	0.8	2.3	2.9	14.1
Loss before income taxes	(336.2)	(371.5)	(527.5)	(372.2)
Income tax benefit	15.1	37.5	46.5	35.9
Net loss	(321.1)	(334.0)	(481.0)	(336.3)
Series A convertible preferred stock dividend	(13.9)	(13.1)	(27.7)	(13.1)
Deemed dividend on Series A convertible preferred stock	—	(3.0)	—	(3.0)
Net loss attributable to common stockholders	$(335.0)	$(350.1)	$(508.7)	$(352.4)

Loss per share:
Basic	$(1.71)	$(1.81)	$(2.60)	$(1.82)
Diluted	$(1.71)	$(1.81)	$(2.60)	$(1.82)

Weighted average shares outstanding:
Basic	195.9	193.6	195.4	193.2
Diluted	195.9	193.6	195.4	193.2

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited – In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Comprehensive loss:
Net loss	$(321.1)	$(334.0)	$(481.0)	$(336.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	34.6	9.9	(65.0)	0.1
Pension and other postretirement benefit activity	—	(0.1)	(0.5)	(0.1)
Loss on hedging instruments	(5.3)	(10.4)	(12.9)	(11.9)
Total other comprehensive income (loss), net of tax	29.3	(0.6)	(78.4)	(11.9)
Total comprehensive loss	$(291.8)	$(334.6)	$(559.4)	$(348.2)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	Unaudited
	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$823.4	$598.2
Accounts receivable, less allowance for doubtful accounts of $43.4 and $35.4, respectively	1,649.3	1,698.8
Inventories, net	1,038.4	975.9
Prepaid expenses and other current assets	236.7	238.9
Total current assets	3,747.8	3,511.8
Property, plant and equipment, net of accumulated depreciation of $624.3 and $553.8, respectively	681.4	723.8
Goodwill	5,231.2	5,471.7
Other intangible assets, net	3,944.6	4,263.6
Other noncurrent assets	533.2	460.7
Total assets	$14,138.2	$14,431.6
Liabilities and Stockholders' Equity
Accounts payable	$1,222.1	$1,148.0
Accrued and other liabilities	887.3	862.0
Current portion of long-term debt	32.0	32.0
Total current liabilities	2,141.4	2,042.0
Long-term debt	9,946.8	9,800.4
Deferred income taxes	196.2	215.1
Other noncurrent liabilities	526.3	537.8
Total liabilities	12,810.7	12,595.3
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,027.7	1,000.0
Stockholders' equity:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,027,689 Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000;
Issued and outstanding shares: 195,997,230 and 194,563,530,
respectively	2.0	2.0
Additional paid-in capital	2,474.3	2,445.1
Retained earnings (accumulated deficit)	(1,660.3)	(1,179.3)
Accumulated other comprehensive loss	(275.4)	(197.0)
Treasury stock, at cost: 8,021,551 shares and 7,411,382 shares,
respectively	(240.8)	(234.5)
Total stockholders' equity	299.8	836.3
Total liabilities and stockholders' equity	$14,138.2	$14,431.6

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In millions)

	Six Months Ended
	June 30,
	2020	2019
Operating Activities:
Net loss	$(481.0)	$(336.3)
Adjustments to reconcile net loss to net cash generated by (used in) operating activities:
Depreciation and amortization	408.9	301.0
Equity-based compensation	56.0	30.7
Deferred income taxes	(69.4)	(105.4)
Asset impairments	206.7	—
Changes in assets and liabilities:
Accounts receivable	33.5	(304.0)
Inventories	(73.5)	132.2
Prepaid expenses and other assets	11.7	24.2
Accounts payable and other liabilities	62.7	(1.0)
Other	10.7	(3.0)
Net cash generated by (used in) operating activities	166.3	(261.6)
Investing Activities:
Additions to property, plant and equipment	(47.7)	(48.0)
Proceeds from sale of property, plant and equipment	0.1	0.8
Cash paid for ARRIS acquisition, net of cash acquired	—	(5,049.9)
Cash paid for Cable Exchange acquisition	—	(11.0)
Other	—	6.6
Net cash used in investing activities	(47.6)	(5,101.5)
Financing Activities:
Long-term debt repaid	(116.0)	(2,553.3)
Long-term debt proceeds	250.0	6,933.0
Debt issuance costs	—	(118.1)
Series A convertible preferred stock proceeds	—	1,000.0
Dividends paid on Series A convertible preferred stock	—	(3.0)
Proceeds from the issuance of common shares under equity-based compensation plans	0.9	2.7
Tax withholding payments for vested equity-based compensation awards	(6.3)	(9.3)
Net cash generated by financing activities	128.6	5,252.0
Effect of exchange rate changes on cash and cash equivalents	(22.1)	0.9
Change in cash and cash equivalents	225.2	(110.2)
Cash and cash equivalent at beginning of period	598.2	458.2
Cash and cash equivalents at end of period	$823.4	$348.0

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited - In millions, except share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Number of common shares outstanding:
Balance at beginning of period	195,807,913	193,456,207	194,563,530	192,376,255
Issuance of shares under equity-based compensation plans	229,571	510,460	2,043,869	1,907,093
Shares surrendered under equity-based compensation plans	(40,254)	(92,748)	(610,169)	(409,429)
Balance at end of period	195,997,230	193,873,919	195,997,230	193,873,919
Common stock:
Balance at beginning and end of period	$2.0	$2.0	$2.0	$2.0
Additional paid-in capital:
Balance at beginning of period	$2,455.7	$2,393.9	$2,445.1	$2,385.1
Issuance of shares under equity-based compensation plans	—	1.5	0.9	2.7
Equity-based compensation	32.5	23.1	56.0	30.7
Equity-based compensation assumed	—	8.3	—	8.3
Dividend on Series A convertible preferred stock	(13.9)	(13.1)	(27.7)	(13.1)
Deemed dividend on Series A convertible preferred stock	—	(3.0)	—	(3.0)
Balance at end of period	$2,474.3	$2,410.7	$2,474.3	$2,410.7
Retained earnings (accumulated deficit):
Balance at beginning of period	$(1,339.2)	$(252.1)	$(1,179.3)	$(249.8)
Net loss	(321.1)	(334.0)	(481.0)	(336.3)
Balance at end of period	$(1,660.3)	$(586.1)	$(1,660.3)	$(586.1)
Accumulated other comprehensive loss:
Balance at beginning of period	$(304.7)	$(170.5)	$(197.0)	$(159.2)
Other comprehensive income (loss), net of tax	29.3	(0.6)	(78.4)	(11.9)
Balance at end of period	$(275.4)	$(171.1)	$(275.4)	$(171.1)
Treasury stock, at cost:
Balance at beginning of period	$(240.4)	$(228.8)	$(234.5)	$(221.3)
Net shares surrendered under equity-based compensation plans	(0.4)	(1.8)	(6.3)	(9.3)
Balance at end of period	$(240.8)	$(230.6)	$(240.8)	$(230.6)
Total stockholders' equity	$299.8	$1,424.9	$299.8	$1,424.9

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

As of January 1, 2020, the Company reorganized its internal management and reporting structure as part of the integration of the Acquisition. The reorganization changed the information regularly reviewed by the Company’s chief operating decision maker for purposes of allocating resources and assessing performance. As a result, the Company now reports financial performance for the 2020 year based on four operating segments: Broadband Networks (Broadband), Home Networks (Home), Outdoor Wireless Networks (OWN) and Venue and Campus Networks (VCN). These four segments represent non-aggregated reportable operating segments. Prior to this change, the Company operated and reported five operating segments: Connectivity Solutions, Mobility Solutions, Customer Premises Equipment, Network and Cloud and Ruckus Networks. All prior period amounts in these condensed consolidated financial statements have been recast to reflect these operating segment changes.

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2019 Annual Report. Other than the enhancements described below to the allowance for doubtful accounts policy as a result of the adoption of Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, there were no material changes in the Company’s significant accounting policies during the three or six months ended June 30, 2020.

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

Concentrations of Risk and Related Party Transactions

Net sales to Comcast Corporation and affiliates (Comcast) accounted for 12% and 10% of the Company’s total net sales during the three and six months ended June 30, 2020, respectively. No other direct customer accounted for 10% or more of the Company’s total net sales. No direct customer accounted for 10% or more of the Company’s total net sales during the three or six months ended June 30, 2019. No direct customer accounted for 10% or more of the Company’s accounts receivable as of June 30, 2020.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

As of June 30, 2020, funds affiliated with Carlyle Partners VII S1 Holdings, L.P. (Carlyle) owned 100% of the Series A Convertible Preferred Stock (the Convertible Preferred Stock), which was issued to Carlyle to fund the Acquisition. See Note 11 for further discussion of the Convertible Preferred Stock. Other than transactions related to the Convertible Preferred Stock, there were no material related party transactions for the three or six months ended June 30, 2020.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Product warranty accrual, beginning of period	$57.3	$14.1	$61.0	$15.6
Obligation assumed under ARRIS acquisition	—	57.4	—	57.4
Provision for warranty claims	3.4	6.5	7.4	6.0
Warranty claims paid	(4.9)	(11.5)	(12.0)	(12.4)
Foreign exchange	0.1	0.1	(0.5)	—
Product warranty accrual, end of period	$55.9	$66.6	$55.9	$66.6

Commitments and Contingencies

The Company is party to certain intellectual property claims and periodically receives notices asserting that its products infringe on another party’s patents and other intellectual property rights. These claims and assertions, whether against the Company directly or against its customers, could require the Company to pay damages, royalties, stop offering the relevant products and/or cease other activities. The Company may also be called upon to indemnify certain customers for costs related to products sold to such customers. While the outcome of the claims and notices is uncertain and a reasonable estimate of the loss from unfavorable outcomes in certain of these matters cannot be determined, an adverse outcome could result in a material loss.

As of June 30, 2020, the Company had a liability of $39.8 million recorded in accrued and other liabilities on the Condensed Consolidated Balance Sheets related to certain intellectual property assertions that have been settled or are in process of settlement. Of that amount, $27.1 million was attributed to periods prior to the Acquisition and was previously recorded as a liability on the opening balance sheet. For the three and six months ended June 30, 2020, $7.5 million and $12.8 million, respectively, was recorded as a charge to cost of sales in the Condensed Consolidated Statements of Operations impacting the Broadband and Home segments. One matter, making up $19.0 million of the total recorded liability, was settled in July 2020 and the settlement is payable in the second half of 2020.

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. See Notes 3 and 8 for discussion of goodwill impairment charges during the three and six months ended June 30, 2020. There were no goodwill impairments identified during the three or six months ended June 30, 2019.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions, there were no definite-lived intangible or other long-lived asset impairments identified during the three or six months ended June 30, 2020 or 2019.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Income Taxes

For the three and six months ended June 30, 2020, the Company’s effective tax rate was 4.5% and 8.8%, respectively, and the Company recognized a tax benefit of $15.1 million on a pretax loss of $336.2 million and $46.5 million on a pretax loss of $527.5 million, respectively. The Company’s tax benefit was less than the statutory rate of 21.0% in both the three and six months ended June 30, 2020 primarily due to a goodwill impairment charge of $206.7 million for which minimal tax benefits were recorded and $20.3 million and $21.9 million, respectively, of tax expense related to state valuation allowances. Excess tax costs of $3.7 million and $7.8 million related to equity compensation awards also impacted the tax benefit unfavorably for the three and six months ended June 30, 2020, respectively.

For the three and six months ended June 30, 2019, the Company’s effective income tax rate was 10.1% and 9.6%, respectively, and the Company recognized a tax benefit of $37.5 million on a pretax loss of $371.5 million and a tax benefit of $35.9 million on a pretax loss of $372.2 million, respectively. The Company’s tax benefit was unfavorably impacted by the impact of U.S. anti-deferral provisions and foreign withholding taxes, but this impact was partially offset by the favorable impact of federal tax credits for the three and six months ended June 30, 2019. The impact of excess tax costs related to equity-based compensation awards was not material for the three and six months ended June 30, 2019.

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

For the three and six months ended June 30, 2020, 17.0 million and 16.6 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was either antidilutive or the performance conditions were not met. Of those amounts, for the three and six months ended June 30, 2020, 4.3 million and 4.4 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss position. For the three and six months ended June 30, 2019, 12.2 million shares and 8.9 million shares, respectively, were not included in the computation of diluted EPS because the effect was either antidilutive or the performance conditions were not met. Of those amounts, for the three and six months ended June 30, 2019, 2.2 million shares and 2.5 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss position.

For the three and six months ended June 30, 2020, 36.9 million and 36.6 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were anti-dilutive; however, they would have been considered dilutive if the Company had not been in a net loss position.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(321.1)	$(334.0)	$(481.0)	$(336.3)
Dividends on Series A convertible preferred stock	(13.9)	(13.1)	(27.7)	(13.1)
Deemed dividends on Series A convertible preferred stock	—	(3.0)	—	(3.0)
Net loss attributable to common stockholders	$(335.0)	$(350.1)	$(508.7)	$(352.4)

Denominator:
Weighted average common shares outstanding - basic	195.9	193.6	195.4	193.2
Dilutive effect of as-if converted Series A convertible preferred stock	—	—	—	—
Dilutive effect of equity-based awards	—	—	—	—
Weighted average common shares outstanding - diluted	195.9	193.6	195.4	193.2

Loss per share:
Basic	$(1.71)	$(1.81)	$(2.60)	$(1.82)
Diluted	$(1.71)	$(1.81)	$(2.60)	$(1.82)

Recent Accounting Pronouncements

Adopted During the Six Months Ended June 30, 2020

On January 1, 2020, the Company adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05 and ASU No. 2020-02 (collectively, Topic 326). The new guidance replaces the incurred loss methodology with the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade accounts receivable. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842.

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

In December 2019 the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements and disclosures.

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

During the first quarter of 2020, the Company completed its acquisition accounting and made the following adjustments to the provisional amounts that were previously recorded:

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

3. GOODWILL

As a result of the change in segments as discussed in Note 1, goodwill was reallocated from the previous segments to the new segments. The following table presents goodwill after the reallocation by new reportable segment:

	Broadband	Home	OWN	VCN	Total
Goodwill, gross at December 31, 2019	$3,355.1	$402.1	$666.0	$1,635.6	$6,058.8
Adjustments to preliminary purchase price	(7.1)	(1.3)	—	(1.4)	(9.8)
Foreign exchange and other	(11.5)	(1.3)	(2.2)	(9.0)	(24.0)
Goodwill, gross at June 30, 2020	3,336.5	399.5	663.8	1,625.2	6,025.0
Accumulated impairment charges at December 31, 2019	(193.6)	(192.8)	(159.5)	(41.2)	(587.1)
Impairment charges for the six months ended June 30, 2020	—	(206.7)	—	—	(206.7)
Accumulated impairment at June 30, 2020	(193.6)	(399.5)	(159.5)	(41.2)	(793.8)
Goodwill, net at June 30, 2020	$3,142.9	$—	$504.3	$1,584.0	$5,231.2

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company’s change in segments as of January 1, 2020 resulted in a realignment of its existing reporting units. Although the reporting units were realigned under the new segments, the Company’s reporting units remained the same except for where two reporting units have been combined into a new reporting unit. In this case, goodwill was simply combined in the new reporting units. Since the composition of the reporting units and the assignment of goodwill to the reporting units were unaffected, an interim goodwill impairment test due to the change in segments was not performed in the first quarter of 2020.

During the second quarter of 2020, the Company determined that indicators of goodwill impairment existed for the Home Networks reporting unit due to lower projected operating results, primarily from the accelerated decline in video devices. This trend is projected to continue as consumers adopt the use of other streaming applications and has been further impacted by the macro-economic effects caused by the new strain of coronavirus (COVID-19). The Company performed a quantitative goodwill impairment test during the second quarter of 2020 and recorded a $206.7 million goodwill impairment charge relating to the Home Networks reporting unit in the asset impairments line on the Condensed Consolidated Statement of Operations. This reflects a full impairment of the remaining goodwill in the Home segment, and as such, the Home segment has no remaining goodwill balance as of June 30, 2020.

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

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

The following table presents net sales by reportable segment, disaggregated based on contract type:

	Three Months Ended June 30,
	Broadband		Home		OWN		VCN		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Contract type:
Product contracts	$631.9	$666.5	$623.1	$889.0	$322.1	$451.9	$411.7	$536.9	$1,988.8	$2,544.3
Project contracts	2.0	2.6	—	—	—	0.1	33.7	9.1	35.7	11.8
Other contracts	38.0	0.4	0.9	—	6.3	6.1	33.1	4.1	78.3	10.6
Consolidated net sales	$671.9	$669.5	$624.0	$889.0	$328.4	$458.1	$478.5	$550.1	$2,102.8	$2,566.7

	Six Months Ended June 30,
	Broadband		Home		OWN		VCN		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Contract type:
Product contracts	$1,203.9	$990.2	$1,223.7	$889.0	$666.2	$837.5	$837.1	$907.0	$3,930.9	$3,623.7
Project contracts	3.8	5.3	—	—	—	0.2	44.0	17.6	47.8	23.1
Other contracts	77.7	0.4	1.7	—	11.0	11.3	66.9	7.8	157.3	19.5
Consolidated net sales	$1,285.4	$995.9	$1,225.4	$889.0	$677.2	$849.0	$948.0	$932.4	$4,136.0	$3,666.3

Further information on net sales by reportable segment and geographic region is included in Note 9.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Allowance for Doubtful Accounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Allowance for doubtful accounts, beginning of period	$40.0	$19.5	$35.4	$17.4
Charged to costs and expenses	3.4	4.6	9.6	7.0
Write-offs	(0.5)	(0.1)	(2.6)	(0.1)
Foreign exchange and other	0.5	1.6	1.0	1.3
Allowance for doubtful accounts, end of period	$43.4	$25.6	$43.4	$25.6

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets and liabilities from contracts with customers as of June 30, 2020 and December 31, 2019.

	Balance Sheet Location	June 30, 2020	December 31, 2019
Unbilled accounts receivable	Accounts receivable, less allowance for doubtful accounts	$32.5	$28.6
Deferred revenue	Accrued and other liabilities and Other noncurrent liabilities	151.5	122.2

There were no material changes to contract asset balances for the three or six months ended June 30, 2020 as a result of changes in estimates or impairments. As of June 30, 2020, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied and that have a duration of one year or less was $122.0 million, with the remaining $29.5 million having a duration greater than one year.

Contract Liabilities

The following table presents the changes in deferred revenue for the six months ended June 30, 2020:

	Six Months Ended
	June 30,
	2020	2019
Balance at beginning of period	$122.2	$7.6
Fair value of deferred revenue acquired in ARRIS acquisition	—	90.1
Deferral of revenue	104.9	48.9
Recognition of unearned revenue	(75.6)	(30.8)
Balance at end of period	$151.5	$115.8

5. LEASES

The Company has operating type leases for real estate, equipment and vehicles in both the U.S. and internationally. As of June 30, 2020, the Company had no finance type leases. The Company’s leases have remaining lease terms of up to 9 years, some of which may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $25.9 million and $52.2 million for the three and six months ended June 30, 2020, respectively, inclusive of period cost for short-term, cancellable and variable leases, not included in lease liabilities, of $7.6 million and $15.4 million for the three and six months ended June 30, 2020, respectively. Operating lease expense was $25.5 million and $38.3 million for the three and six months ended June 30, 2019, respectively, inclusive of period cost for short-term, cancellable and variable leases, not included in lease liabilities, of $5.8 million and $9.4 million for the three and six months ended June 30, 2019, respectively.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company occasionally subleases all or a portion of certain unutilized real estate facilities. As of June 30, 2020 and 2019, the Company’s sublease arrangements were classified as operating type leases and the income amounts were not material for the three or six months ended June 30, 2020 and 2019.

Supplemental cash flow information related to operating leases:

	Six Months Ended
	June 30,
	2020	2019
Operating cash paid to settle lease liabilities	$37.4	$20.0
Right of use asset additions in exchange for lease liabilities	15.2	11.4

Supplemental balance sheet information related to operating leases:

	Balance Sheet Location	June 30, 2020	December 31, 2019
Right of use assets	Other noncurrent assets	$218.4	$222.9

Lease liabilities	Accrued and other liabilities	$62.1	$61.7
Lease liabilities	Other noncurrent liabilities	141.6	160.4
Total lease liabilities		$203.7	$222.1

Weighted average remaining lease term (in years)	4.1
Weighted average discount rate	6.8%

Future minimum lease payments under non-cancellable leases as of June 30, 2020:

Operating Leases
Remainder of 2020	$38.2
2021	67.7
2022	46.3
2023	35.8
2024	24.7
Thereafter	24.4
Total minimum lease payments	$237.1
Less: imputed interest	(33.4)
Total	$203.7

6. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	June 30, 2020	December 31, 2019
Raw materials	$298.1	$240.1
Work in process	145.3	121.6
Finished goods	595.0	614.2
	$1,038.4	$975.9

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accrued and Other Liabilities

	June 30, 2020	December 31, 2019
Compensation and employee benefit liabilities	$193.2	$187.3
Operating lease liabilities	62.1	61.7
Accrued interest	97.7	97.8
Deferred revenue	122.0	82.6
Accrued royalties	59.3	63.9
Product warranty accrual	40.3	42.8
Restructuring reserve	25.9	24.0
Income taxes payable	20.2	15.8
Value-added taxes payable	40.6	27.3
Accrued professional fees	14.0	17.3
Patent claims and litigation	39.8	70.1
Other	172.2	171.4
	$887.3	$862.0

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Foreign currency translation
Balance at beginning of period	$(262.3)	$(150.3)	$(162.7)	$(140.5)
Other comprehensive income (loss)	34.6	8.5	(65.0)	(1.6)
Amounts reclassified from AOCL	—	1.4	—	1.7
Balance at end of period	$(227.7)	$(140.4)	$(227.7)	$(140.4)

Hedging instruments
Balance at beginning of period	$(16.5)	$(2.9)	$(8.9)	$(1.4)
Other comprehensive loss	(5.3)	(10.4)	(12.9)	(11.9)
Balance at end of period	$(21.8)	$(13.3)	$(21.8)	$(13.3)

Defined benefit plan activity
Balance at beginning of period	$(25.9)	$(17.3)	$(25.4)	$(17.3)
Amounts reclassified from AOCL	—	(0.1)	(0.5)	(0.1)
Balance at end of period	$(25.9)	$(17.4)	$(25.9)	$(17.4)
Net AOCL at end of period	$(275.4)	$(171.1)	$(275.4)	$(171.1)

Amounts reclassified from net AOCL related to foreign currency translation and defined benefit plans are recorded in other income (expense), net in the Condensed Consolidated Statements of Operations.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Cash Flow Information

	Six Months Ended
	June 30,
	2020	2019
Cash paid during the period for:
Income taxes, net of refunds	$37.2	$50.5
Interest	277.1	157.1

7. FINANCING

	June 30, 2020	December 31, 2019
5.00% senior notes due March 2027	$750.0	$750.0
8.25% senior notes due March 2027	1,000.0	1,000.0
6.00% senior notes due June 2025	1,500.0	1,500.0
5.50% senior notes due June 2024	650.0	650.0
5.00% senior notes due June 2021	50.0	150.0
6.00% senior secured notes due March 2026	1,500.0	1,500.0
5.50% senior secured notes due March 2024	1,250.0	1,250.0
Senior secured term loan due April 2026	3,176.0	3,192.0
Senior secured revolving credit facility	250.0	—
Total principal amount of debt	$10,126.0	$9,992.0
Less: Original issue discount, net of amortization	(27.0)	(29.2)
Less: Debt issuance costs, net of amortization	(120.2)	(130.4)
Less: Current portion	(32.0)	(32.0)
Total long-term debt	$9,946.8	$9,800.4

See Note 8 in the Notes to Consolidated Financial Statements in the 2019 Annual Report for additional information on the terms and conditions of the Company’s debt obligations.

5.00% Senior Notes due 2021 (the 2021 Notes)

In February 2020, $100.0 million aggregate principal amount of the 2021 Notes was redeemed and resulted in the write-off of $0.3 million of debt issuance costs, which was reflected in interest expense during the six months ended June 30, 2020.

Senior Secured Credit Facilities

In April 2020, the Company borrowed $250.0 million under the senior secured asset-based revolving credit facility (the Revolving Credit Facility). As of June 30, 2020, the Company had $250.0 million outstanding borrowings under the Revolving Credit Facility and had availability of $521.6 million, after giving effect to borrowing base limitations and outstanding letters of credit.

During the three and six months ended June 30, 2020, the Company made quarterly scheduled amortization payments of $8.0 million and $16.0 million, respectively, on the senior secured term loan due in 2026 (the 2026 Term Loan). The current portion of long-term debt reflects $32.0 million of repayments due under the 2026 Term Loan.

No portion of the 2026 Term Loan was reflected as a current portion of long-term debt as of June 30, 2020 related to the potentially required excess cash flow payment because the amount that may be payable in 2021, if any, cannot currently be reliably estimated.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Other Matters

The Company’s non-guarantor subsidiaries held $2,637 million, or 19%, of total assets and $971 million, or 8%, of total liabilities as of June 30, 2020 and accounted for $583 million, or 28% and $1,197 million, or 29%, of net sales for the three and six months ended June 30, 2020, respectively. As of December 31, 2019, the non-guarantor subsidiaries held $3,773 million, or 26%, of total assets and $714 million, or 6%, of total liabilities. For the three and six months ended June 30, 2019, the non-guarantor subsidiaries accounted for $956 million, or 37%, and $1,371 million, or 37%, of net sales, respectively. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap, and the amortization of debt issuance costs and original issue discount, was 5.64% and 6.17% at June 30, 2020 and December 31, 2019, respectively.

8. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate derivatives and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of June 30, 2020 and December 31, 2019 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate derivatives and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate derivatives and foreign currency contracts as of June 30, 2020 and December 31, 2019, are as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$4.7	$4.7	$10.7	$10.7	Level 2
Liabilities:
5.00% senior notes due 2027	$750.0	675.5	$750.0	$696.4	Level 2
8.25% senior notes due 2027	1,000.0	1,027.7	1,000.0	1,052.5	Level 2
6.00% senior notes due 2025	1,500.0	1,448.6	1,500.0	1,501.7	Level 2
5.50% senior notes due 2024	650.0	661.7	650.0	656.0	Level 2
5.00% senior notes due 2021	50.0	50.0	150.0	149.9	Level 2
6.00% senior secured notes due 2026	1,500.0	1,537.5	1,500.0	1,595.6	Level 2
5.50% senior secured notes due 2024	1,250.0	1,262.5	1,250.0	1,302.1	Level 2
Senior secured term loan due 2026	3,176.0	3,025.1	3,192.0	3,219.9	Level 2
Senior secured revolving credit facility	250.0	246.9	—	—	Level 2
Foreign currency contracts	3.5	3.5	5.9	5.9	Level 2
Interest rate swap contracts	36.2	36.2	16.3	16.3	Level 2

Non-Recurring Fair Value Measurements

During the second quarter of 2020, the Company recorded a pretax goodwill impairment charge of $206.7 million related to the Home Networks reporting unit in the Home segment (see Note 3). The fair value of the reporting unit was determined as of May 31, 2020 using a discounted cash flow (DCF) model. Under the DCF method, the fair value of a reporting unit is based on the present value of estimated future cash flows. The inputs to the DCF model are Level 3 valuation inputs.

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

The Broadband segment provides an end-to-end product portfolio serving the telco and cable provider broadband market. The segment brings together the Network Cable and Connectivity business with the Network and Cloud business and includes converged cable access platform, passive optical networking, video systems, access technologies, fiber and coaxial cable, fiber and copper connectivity and hardened closures.

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

The following table provides summary financial information by reportable segment:

	June 30, 2020	December 31, 2019
Identifiable segment-related assets:
Broadband	$6,488.3	$6,681.1
Home	1,858.4	2,178.7
OWN	1,340.2	1,394.1
VCN	3,439.1	3,476.4
Total identifiable segment-related assets	13,126.0	13,730.3
Reconciliation to total assets:
Cash and cash equivalents	823.4	598.2
Deferred income tax assets	188.8	103.1
Total assets	$14,138.2	$14,431.6

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

The following table provides net sales, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales:
Broadband	$671.9	$669.5	$1,285.4	$995.9
Home	624.0	889.0	1,225.4	889.0
OWN	328.4	458.1	677.2	849.0
VCN	478.5	550.1	948.0	932.4
Consolidated net sales	$2,102.8	$2,566.7	$4,136.0	$3,666.3

Segment adjusted EBITDA:
Broadband	$130.2	$117.9	$222.9	$176.1
Home	35.4	62.1	47.3	62.1
OWN	76.0	136.3	164.9	237.3
VCN	38.2	79.3	75.9	128.6
Total segment adjusted EBITDA	279.8	395.6	511.0	604.1
Amortization of intangible assets	(157.6)	(164.1)	(315.4)	(223.5)
Restructuring costs, net	(19.6)	(46.4)	(43.3)	(58.8)
Equity-based compensation	(32.5)	(23.1)	(56.0)	(30.7)
Asset impairments	(206.7)	—	(206.7)	—
Transaction and integration costs	(7.6)	(167.0)	(13.0)	(187.7)
Purchase accounting adjustments	(5.2)	(164.1)	(10.7)	(164.1)
Patent claims and litigation	(7.5)	—	(12.8)	—
Depreciation	(37.9)	(40.1)	(79.7)	(57.8)
Consolidated operating loss	$(194.8)	$(209.2)	$(226.6)	$(118.5)

Depreciation expense:
Broadband	$14.5	$15.6	$30.0	$21.7
Home	8.0	9.5	18.0	9.5
OWN	4.0	4.5	8.5	8.9
VCN	11.4	10.5	23.2	17.7
Consolidated depreciation expense	$37.9	$40.1	$79.7	$57.8

Additions to property, plant and equipment:
Broadband	$10.0	$12.9	$21.6	$18.1
Home	3.9	2.4	7.0	2.4
OWN	4.3	3.6	6.8	9.4
VCN	5.6	7.7	12.3	18.1
Consolidated additions to property, plant and equipment	$23.8	$26.6	$47.7	$48.0

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 35.6% and 37.8% of total net sales for the three and six months ended June 30, 2020, respectively, compared to 41.5% and 41.6% of total net sales for the three and six months ended June 30, 2019. Sales by geographic region, based on the destination of product shipments, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
United States	$1,353.6	$1,500.7	$2,574.1	$2,139.9
Europe, Middle East and Africa	359.0	471.3	754.1	701.2
Asia Pacific	201.9	267.4	379.4	414.6
Caribbean and Latin America	124.0	225.4	282.4	288.9
Canada	64.3	101.9	146.0	121.7
Consolidated net sales	$2,102.8	$2,566.7	$4,136.0	$3,666.3

10. RESTRUCTURING COSTS

The Company incurs costs associated with restructuring initiatives intended to improve overall operating performance and profitability. The costs related to restructuring actions are generally cash-based and primarily consist of employee-related costs, which include severance and other one-time termination benefits.

In addition to the employee-related costs, the Company also records other costs associated to restructuring actions, such as impairment costs arising from unutilized real estate or equipment. As a result of prior restructuring and consolidation actions, the Company owns unutilized real estate and is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets, which are recorded as other associated costs.

The Company’s net pretax restructuring charges, by segment, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Broadband	$8.9	$22.7	$14.0	$25.6
Home	4.9	15.1	7.4	15.1
OWN	3.9	1.9	8.0	5.8
VCN	1.9	6.7	13.9	12.3
Total	$19.6	$46.4	$43.3	$58.8

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	June 30, 2020	December 31, 2019
Accrued and other liabilities	$25.9	$24.0
Other noncurrent liabilities	2.4	4.4
Total liability	$28.3	$28.4

ARRIS Integration Restructuring Actions

In anticipation of and following the Acquisition, the Company initiated a series of restructuring actions, which are currently ongoing, to integrate and streamline operations and achieve cost synergies. The activity within the liability established for the ARRIS integration restructuring actions was as follows:

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

	Employee- Related Costs	Other Associated Costs	Total
Balance at March 31, 2020	$28.1	$1.7	$29.8
Additional charge recorded	19.6	—	19.6
Cash paid	(22.2)	—	(22.2)
Balance at June 30, 2020	$25.5	$1.7	$27.2

Balance at December 31, 2019	$23.1	$2.0	$25.1
Additional charge recorded	43.0	0.3	43.3
Cash paid	(40.6)	(0.3)	(40.9)
Non-cash items	—	(0.3)	(0.3)
Balance at June 30, 2020	$25.5	$1.7	$27.2

The ARRIS integration actions include headcount reductions in sales, engineering, marketing and administrative functions. The Company expects to make cash payments of $20.5 million during the remainder of 2020 and additional cash payments of $6.7 million between 2021 and 2022 to settle the announced ARRIS integration initiatives. The Company has recognized restructuring charges of $129.4 million since the Acquisition for integration and synergy actions. Additional restructuring actions related to the ARRIS integration are expected to be identified and the resulting charges and cash requirements are expected to be material.

BNS Integration Restructuring Actions

Following the acquisition of the Broadband Network Solutions (BNS) business in 2015, the Company initiated a series of restructuring actions to integrate and streamline operations and achieve cost synergies. The activity within the liability established for the BNS integration restructuring actions was as follows:

Employee- Related Costs
Balance at March 31, 2020	$2.2
Cash paid	(1.1)
Balance at June 30, 2020	$1.1

Balance at December 31, 2019	$3.3
Cash paid	(2.2)
Balance at June 30, 2020	$1.1

The BNS integration actions include the announced closures or reduction in activities at various U.S. and international facilities as well as headcount reductions in sales, marketing and administrative functions. The Company has recognized restructuring charges of $153.0 million since the BNS acquisition for integration actions. No additional restructuring actions are expected in connection with the BNS integration initiatives. The Company expects to make cash payments of $0.4 million during the remainder of 2020 and additional cash payments of $0.7 million between 2021 and 2022.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Holders of the Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. Dividends can be paid in cash, in-kind through the issuance of additional shares of the Convertible Preferred Stock or any combination of the two, at the Company’s option. During the three and six months ended June 30, 2020, the Company paid dividends in-kind of $13.9 million and $27.7 million, respectively, which was recorded as additional Convertible Preferred Stock on the Condensed Consolidated Balance Sheets.

12. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of June 30, 2020, $182.3 million of total unrecognized compensation expense related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) is expected to be recognized over a remaining weighted average period of 1.5 years. There were no significant capitalized equity-based compensation costs at June 30, 2020.

The following table shows a summary of the equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Selling, general and administrative	$17.7	$15.0	$30.7	$20.9
Cost of sales	5.2	3.1	9.0	4.0
Research and development	9.6	5.0	16.3	5.8
Total equity-based compensation expense	$32.5	$23.1	$56.0	$30.7

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

The following table summarizes the stock option activity (in millions, except per share data and years):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at March 31, 2020	9.4	$17.71
Expired	(0.1)	29.43
Forfeited	(0.1)	$22.77
Options outstanding at June 30, 2020	9.2	$17.57	6.6	$5.5

Options outstanding at December 31, 2019	9.6	$17.70
Exercised	(0.1)	$8.29
Expired	(0.1)	$30.15
Forfeited	(0.2)	$20.52
Options outstanding at June 30, 2020	9.2	$17.57	6.6	$5.5
Options vested at June 30, 2020	3.9	$15.84	3.5	$5.5
Options unvested at June 30, 2020	5.3	$18.86	8.9	$—

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The exercise prices of outstanding options at June 30, 2020 were in the following ranges (in millions, except per share data and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$2.96 to $5.74	2.1	0.6	$5.74	2.1	$5.74
$5.75 to $22.99	5.8	8.8	$18.34	0.6	$17.72
$23.00 to $42.32	1.3	6.2	$33.38	1.2	$32.88
$2.96 to $42.32	9.2	6.6	$17.57	3.9	$15.84

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

There were no stock option awards granted during the three or six months ended June 30, 2020. The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the three and six months ended June 30, 2019.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Expected option term (in years)	6.3	6.3
Risk-free interest rate	2.2%	2.2%
Expected volatility	40.0%	40.0%
Weighted average exercise price	$18.60	$18.60
Weighted average fair value at grant date	$8.06	$8.06

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table summarizes the RSU activity (in millions, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at March 31, 2020	9.0	$17.24
Granted	6.4	$10.34
Vested and shares issued	(0.1)	$16.76
Forfeited	(0.3)	$17.59
Non-vested share units at June 30, 2020	15.0	$14.28

Non-vested share units at December 31, 2019	7.7	$22.30
Granted	9.6	$10.57
Vested and shares issued	(1.8)	$27.62
Forfeited	(0.5)	$18.48
Non-vested share units at June 30, 2020	15.0	$14.28

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

The following table summarizes the PSU activity (in millions, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at March 31, 2020	2.6	$7.60
Granted	0.2	$10.32
Vested and shares issued	(0.1)	$6.67
Forfeited	—
Non-vested share units at June 30, 2020	2.7	$7.73

Non-vested share units at December 31, 2019	2.7	$12.47
Granted	0.2	$10.32
Vested and shares issued	(0.1)	$19.86
Forfeited	(0.1)	$8.98
Non-vested share units at June 30, 2020	2.7	$7.73

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

13. SUBSEQUENT EVENTS

On July 1, 2020, the Company issued $700 million of 7.125% senior unsecured notes due 2028 (the 2028 Notes). The Company will pay interest on the 2028 Notes semi-annually in arrears on July 1 and January 1 of each year, commencing on January 1, 2021. Unless repurchased or redeemed earlier, the 2028 Notes will mature on July 1, 2028. The 2028 Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended (the Securities Act), to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside of the United States in reliance on Regulation S under the Securities Act. The Company used the net proceeds from the offering of the 2028 Notes, together with cash on hand, to redeem and retire all of the outstanding 5.00% senior notes due 2021 and the outstanding 5.50% senior notes due 2024 and pay fees and expenses related to the transaction.

On July 8, 2020, the Company repaid $250.0 million, plus accrued interest, borrowed under the Revolving Credit Facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our 2019 Annual Report on Form 10-K.

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

On April 4, 2019, we completed the acquisition of ARRIS International plc (ARRIS) (the Acquisition) in an all-cash transaction with a total purchase price of approximately $7.7 billion, including debt assumed. The operations of the ARRIS business are included in our consolidated operating results for the three and six months ended June 30, 2020 and 2019; however, for the comparative three and six months ended June 30, 2019, the operations of the ARRIS business are included from the date of the Acquisition. During the three and six months ended June 30, 2020, we recognized $7.6 million and $13.0 million, respectively, of transaction and integration costs and $19.6 million and $43.3 million, respectively, of restructuring costs related to the Acquisition and integration activities. During the three and six months ended June 30, 2019, we recognized $167.0 million and $187.7 million, respectively, of transaction and integration costs and $46.4 million and $58.8 million, respectively, of restructuring costs related to the Acquisition and integration activities. We will continue to incur integration and restructuring costs and such costs may be material.

As of January 1, 2020, we reorganized our internal management and reporting structure as part of the integration of the Acquisition. The reorganization changed the information regularly reviewed by our chief operating decision maker for purposes of allocating resources and assessing performance. As a result, we are reporting financial performance based on four new operating segments: Broadband Networks (Broadband), Home Networks (Home), Outdoor Wireless Networks (OWN) and Venue and Campus Networks (VCN). These four segments represent non-aggregated reportable operating segments. Prior to this change, we operated and reported five operating segments: Connectivity Solutions, Mobility Solutions, Customer Premises Equipment, Network and Cloud and Ruckus Networks. Our change in segments as of January 1, 2020 resulted in a realignment of our existing reporting units. Although the reporting units were realigned, our reporting units remained the same except for where two reporting units have been combined into a new reporting unit. In this case, goodwill was simply combined in the new reporting units. Since the composition of the reporting units and the assignment of goodwill to the reporting units were unaffected, an interim goodwill impairment test was not performed due to our change in segments during the first quarter of 2020. See the discussion below under “Critical Accounting Policies” for more information regarding the interim goodwill impairment test performed during the second quarter of 2020.

In March 2020, the World Health Organization declared the new strain of coronavirus (COVID-19) a pandemic and the United States (U.S.) declared a national emergency with respect to COVID-19. The COVID-19 pandemic has negatively impacted regional and global economies, disrupted global supply chains and created significant volatility and disruption of financial markets. The global impact of the outbreak has been rapidly evolving and certain jurisdictions, including those where we have operations, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, social distancing protocols and restrictions on types of business that may continue to operate. While we have been deemed an “essential” (or equivalent) business in many jurisdictions and therefore have been permitted to continue most of our operations in those jurisdictions, the impact of the COVID-19 pandemic on our operational and financial performance has included temporary closures of our facilities and the facilities of certain of our customers, suppliers and other vendors in our supply chain. CommScope has taken measures to protect the health and safety of our employees (including implementing new and increased cleaning procedures, health screenings, safety protocols and social distancing requirements where appropriate), work with our customers and vendors to minimize potential disruptions and support our community in addressing the challenges posed by this global pandemic.

The COVID-19 outbreak impacted our financial performance during the three and six months ended June 30, 2020, as discussed more below, particularly in our VCN and Home segments. While the impact in the first quarter 2020 was primarily related to supply constraints due to the shutdown of our factories in Suzhou, China, the impact in the second quarter included a combination of supply constraints, business continuity costs and demand impacts. Currently, most CommScope factories are fully operational, but we have experienced periodic, temporary factory closures in certain jurisdictions due to health concerns. From a demand standpoint, the impact has been mixed with network strain driving increased demand for our Broadband products, while VCN has been negatively impacted due to social distancing measures and the general economic slowdown. We currently expect the decline in revenue caused by the economic slowdown due to COVID-19 to persist through 2020. Additionally, we took a number of actions to reduce our operating costs and manage our balance sheet in light of the COVID-19 pandemic, including headcount reductions, improved working capital management, lower capital spending and suspension of certain discretionary spending.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. We considered the impact of the economic slowdown on our evaluation of our significant estimates, including goodwill impairment indicators and credit losses, as of June 30, 2020. See the discussion below under “Critical Accounting Policies” for more information regarding the interim goodwill impairment test performed during the second quarter of 2020. Although no significant changes in credit risk were identified, it is possible credit losses could emerge as the impact of the crisis becomes clearer and those losses could be material.

CRITICAL ACCOUNTING POLICIES

Interim Impairment Review of Goodwill

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

During the second quarter of 2020, we determined that indicators of impairment existed for our Home Networks reporting unit due to lower projected operating results, primarily driven by the accelerated decline in demand for video devices. This trend is projected to continue as consumers adopt the use of other streaming applications and has been further impacted negatively by the macro-economic effects of COVID-19. Accordingly, we assessed the fair value of our Home Networks reporting unit as of May 31, 2020 and recorded a goodwill impairment charge of $206.7 million in the Home segment. This reflects a full impairment of the remaining goodwill in the Home segment, and as such, the Home segment has no remaining goodwill balance as of June 30, 2020.

To determine the fair value of our Home Networks reporting unit and test for goodwill impairment, we developed a revised forecast for 2020 and updated the annual financial forecasts for the years beyond 2020. We used an income approach (DCF method) because we believe this is the most direct approach to incorporate the specific economic attributes and risk profile of the reporting unit into our valuation model. Consistent with our 2019 annual impairment test, we used a 9.0% discount rate for the interim goodwill impairment test for the Home Networks reporting unit. We determined that the utilization of a market approach for the interim goodwill impairment test would not impact the conclusion.

While no indicators of impairment existed for our other reporting units during the second quarter of 2020, we believe our Enterprise and Network and Cloud (N&C) reporting units could be at risk due to continued challenges in operating results and our ability to grow these businesses. The Enterprise reporting unit is in our VCN segment and the N&C reporting unit is in our Broadband segment. If assumed net sales and cash flow projections are not achieved in future periods, it is possible that the goodwill of these or other reporting units could be deemed to be impaired and the impairment could be material.

Other Developments

There have been no changes in our critical accounting policies as disclosed in our 2019 Annual Report on Form 10-K. See Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements for discussion of our adoption of Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, as of January 1, 2020. Our allowance for doubtful accounts is a significant accounting estimate and while the adoption of this new guidance impacted our allowance for doubtful accounts policy, it did not materially impact the estimate of our allowance for doubtful accounts. There were no other changes in our significant accounting estimates as disclosed in our 2019 Annual Report on Form 10-K.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Three Months Ended
	June 30,
	2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,102.8	100.0%	$2,566.7	100.0%	$(463.9)	(18.1)%
Gross profit	656.1	31.2	660.0	25.7	(3.9)	(0.6)
Operating loss	(194.8)	(9.3)	(209.2)	(8.2)	14.4	NM
Non-GAAP adjusted EBITDA (1)	279.8	13.3	395.6	15.4	(115.8)	(29.3)
Net loss	(321.1)	(15.3)%	(334.0)	(13.0)%	12.9	NM
Diluted loss per share	$(1.71)		$(1.81)		$0.10	NM

	Six Months Ended
	June 30,
	2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$4,136.0	100.0%	$3,666.3	100.0%	$469.7	12.8%
Gross profit	1,297.3	31.4	1,058.1	28.9	239.2	22.6
Operating loss	(226.6)	(5.5)	(118.5)	(3.2)	(108.1)	NM
Non-GAAP adjusted EBITDA (1)	511.0	12.4	604.1	16.5	(93.1)	(15.4)
Net loss	(481.0)	(11.6)%	(336.3)	(9.2)%	(144.7)	NM
Diluted loss per share	$(2.60)		$(1.82)		$(0.78)	NM

(1)	See “Reconciliation of Non-GAAP Measures.”

Net sales

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Net sales	$2,102.8	$2,566.7	$(463.9)	(18.1)%	$4,136.0	$3,666.3	$469.7	12.8%
Domestic	1,353.6	1,500.7	(147.1)	(9.8)	2,574.1	2,139.9	434.2	20.3
International	749.2	1,066.0	(316.8)	(29.7)	1,561.9	1,526.4	35.5	2.3

Net sales for the three months ended June 30, 2020 decreased compared to the prior year period by $265.0 million in the Home segment, $129.7 million in the OWN segment and $71.6 million in the VCN segment. The declines in the Home and OWN segments were driven primarily by a slowdown in sales to both U.S. and international service provider customers as demand for video products and wireless network equipment decreased. The decline in the VCN segment was driven by decreases in sales of enterprise and Wi-Fi products. Net sales in the Broadband segment increased $2.4 million for the three months ended June 30, 2020. Net sales for the six months ended June 30, 2020 increased by approximately $750 million compared to the prior year period due to the Acquisition but this increase was partially offset by declines in the existing CommScope businesses primarily due to lower sales to wireless service providers and enterprise customers.

From a regional perspective, for the three months ended June 30, 2020, net sales were lower compared to the prior year period across all regions, including decreases of $147.2 million in the U.S., $112.3 million in the Europe, Middle East and Africa (EMEA) region, $101.4 million in the Caribbean and Latin American (CALA) region, $65.4 million in the Asia Pacific (APAC) region and $37.6 million in Canada. From a regional perspective, for the six months ended June 30, 2020, net sales were higher across all regions except for the APAC and CALA regions due to the Acquisition. Excluding the ARRIS business, for the six months ended June 30, 2020, net sales were lower compared to the prior year period across all regions, including decreases of approximately $95 million in the APAC region, $80 million in the EMEA region, $54 million in the U.S., $44 million in the CALA region and $7 million in Canada.

We believe supply constraints and lower demand caused by COVID-19 reduced our net sales during the three and six months ended June 30, 2020. While it is difficult to quantify the demand impacts, we believe the most significant reductions in demand related to COVID-19 for both the three and six months ended June 30, 2020 were in our VCN segment. We estimate that COVID-19 supply chain disruptions reduced revenue by $50 million and $90 million in the three and six months ended June 30, 2020, respectively. Management currently expects the decline in net sales caused by the economic slowdown to persist through 2020.

Net sales to customers located outside of the U.S. comprised 35.6% and 37.8% of total net sales for the three and six months ended June 30, 2020, respectively, compared to 41.5% and 41.6% for the three and six months ended June 30, 2019, respectively. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Gross profit	$656.1	$660.0	$(3.9)	(0.6)%	$1,297.3	$1,058.1	$239.2	22.6%
As a percent of sales	31.2%	25.7%			31.4%	28.9%
SG&A expense	290.9	480.9	(190.0)	(39.5)	602.0	666.3	(64.3)	(9.7)
As a percent of sales	13.8%	18.7%			14.6%	18.2%
R&D expense	176.1	177.8	(1.7)	(1.0)	356.5	228.0	128.5	56.4
As a percent of sales	8.4%	6.9%			8.6%	6.2%

Gross profit (net sales less cost of sales)

Despite lower sales, gross profit was relatively unchanged for the three months ended June 30, 2020 compared to the prior year period primarily due to $164.1 million of acquisition accounting adjustments in the prior year related mostly to the mark-up of inventory to its estimated fair value. Excluding this adjustment, gross profit was $824.1 million, or 32.1% of sales, for the three months ended June 30, 2019, which is relatively flat when compared to gross profit as a percentage of sales for the three months ended June 30, 2020.  Gross profit increased for the six months ended June 30, 2020 compared to the prior year period due to the addition of the ARRIS business. Excluding the ARRIS business, gross profit decreased for the six months ended June 30, 2020 to $717.2 million, or 35.5% of sales, from $846.5 million, or 36.8% of sales, in the prior year primarily due to lower sales volumes in the existing CommScope businesses. We estimate that supply chain disruptions and incremental costs related to COVID-19 reduced gross profit by $30 million and $45 million for the three and six months ended June 30, 2020, respectively.

Selling, general and administrative expense

For the three months ended June 30, 2020, selling, general and administrative (SG&A) expense decreased primarily due to a reduction of $159.4 million in transaction and integration costs related to the Acquisition and, to a lesser extent, benefits from acquisition synergies and cost savings initiatives. For the six months ended June 30, 2020, SG&A expense decreased compared to the prior year period due to a reduction of $174.7 million in transaction and integration costs related to the Acquisition. Excluding transaction and integration costs, SG&A expense for the six months ended June 30, 2020 increased due to the addition of SG&A expense of $130.8 million related to the ARRIS business. When compared to the prior year period, SG&A expense for the six months ended June 30, 2020 benefited from acquisition synergies and other cost savings initiatives.

Research and development expense

For the three months ended June 30, 2020, research and development (R&D) expense remained relatively unchanged compared to the prior year period but increased as a percent of sales due to the decline in current year sales. R&D expense increased for the six months ended June 30, 2020 compared to the prior year period due to the addition of R&D expenses of $121.4 million related to the ARRIS business. Excluding the ARRIS business, R&D expense and R&D expense as a percentage of sales increased for the six months ended June 30, 2020 due to our continuing investment in certain VCN segment products. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs, net and Asset impairments

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Amortization of purchased intangible assets	$157.6	$164.1	$(6.5)	(4.0%)	$315.4	$223.5	$91.9	41.1%
Restructuring costs, net	19.6	46.4	(26.8)	(57.8%)	43.3	58.8	(15.5)	(26.4%)
Asset impairments	206.7	—	206.7	NM	206.7	—	206.7	NM

NM – Not meaningful

Amortization of purchased intangible assets

For the three months ended June 30, 2020, amortization of purchased intangible assets was lower compared to the prior year period because certain of our intangible assets became fully amortized. The amortization of purchased intangible assets was higher in the six months ended June 30, 2020 compared to the prior year period primarily due to the addition of $95.5 million amortization related to the ARRIS business. Excluding the ARRIS business, amortization decreased for the six months ended June 30, 2020 by $3.6 million compared to the prior year period because certain of our intangible assets became fully amortized.

Restructuring costs, net

The restructuring costs recorded in the three and six months ended June 30, 2020 and 2019 were primarily related to integrating and preparing to integrate the ARRIS business. From a cash perspective, we paid $23.3 million and $43.1 million to settle restructuring liabilities during the three and six months ended June 30, 2020, respectively, and expect to pay an additional $21.0 million by the end of 2020 related to restructuring actions that have been initiated. In addition, we expect to pay $7.3 million between 2021 and 2022 related to restructuring actions that have been initiated. Additional restructuring actions related to the Acquisition are expected to be identified and the resulting charges and cash requirements are expected to be material.

Asset impairments

For the three and six months ended June 30, 2020, we recorded a goodwill impairment charge of $206.7 million related to our Home Networks reporting unit within our Home segment. See the discussion above under “Critical Accounting Policies” for more information regarding the interim goodwill impairment test performed during the second quarter of 2020. We did not record any asset impairment charges during the three or six months ended June 30, 2019.

Other income (expense), net

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Foreign currency gain (loss)	$(4.2)	$0.1	$(4.3)	NM	$(13.9)	$(5.6)	$(8.3)	148%
Other income, net	3.4	0.6	2.8	466.7%	0.6	0.6	—	NM

NM – Not meaningful

Foreign currency gain (loss)

Foreign currency gain (loss) includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The increase in foreign currency loss for the three and six months ended June 30, 2020 compared to the prior year periods was primarily driven by certain unhedged currencies.

Other income, net

The increase in other income, net for the three months ended June 30, 2020 compared to the prior year period was primarily due to gains on certain investments.

Interest expense, Interest income and Income taxes

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Interest expense	$(141.4)	$(165.3)	$23.9	NM	$(290.5)	$(262.8)	$(27.7)	NM
Interest income	0.8	2.3	(1.5)	(65.2%)	2.9	14.1	(11.2)	(79.4%)
Income tax benefit	15.1	37.5	(22.4)	(59.7%)	46.5	35.9	10.6	29.5%

NM – Not meaningful

Interest expense and interest income

Interest expense for the three months ended June 30, 2020 decreased compared to the prior year period due primarily to lower variable interest rates on our senior secured term loan due 2026 (the 2026 Term Loan) which reduced interest expense by approximately $16 million. Also contributing to the decrease was the prior year period write off of $4.1 million in original issuance discount and debt issuance costs related to the repayment of our senior secured term loan due 2022 (the 2022 Term Loan), which occurred when we obtained the 2026 Term Loan with the financing of the Acquisition, and lower debt balances on our 5.00% senior notes due 2021 (the 2021 Notes) due to the voluntary repayments in 2019. Interest expense for the six months ended June 30, 2020 increased compared to the prior year period due to the financing of the Acquisition that occurred in February 2019. The increase was partially offset by lower variable interest rates and lower debt balances on the 2021 Notes due to the voluntary repayments in 2019.

In March 2019, we entered into pay-fixed, receive-variable interest rate swap derivatives and designated them as cash flow hedges of interest rate risk. These swaps effectively fixed the interest rate on a portion the 2026 Term Loan. The total notional amount of the interest rate swap derivatives as of June 30, 2020 was $600 million with outstanding maturities of up to forty-five months.

Our weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap and the amortization of debt issuance costs and original issue discount, was 5.64% at June 30, 2020, 6.17% at December 31, 2019 and 6.26% at June 30, 2019.

Interest income decreased during the three and six months ended June 30, 2020 primarily due to $0.8 million and $10.9 million, respectively, of interest earned on the proceeds of the acquisition-related debt that were held in an interest-bearing escrow account in the prior year period until the Acquisition date.

Income tax expense

For the three and six months ended June 30, 2020, our effective tax rate was 4.5% and 8.8%, respectively, and we recognized a tax benefit of $15.1 million on a pretax loss of $336.2 million and a tax benefit of $46.5 million on a pretax loss of $527.5 million, respectively. Our tax benefit was less than the statutory rate of 21.0% in both the three and six months ended June 30, 2020 primarily due to a goodwill impairment charge of $206.7 million, for which minimal tax benefits were recorded, and $20.3 million and $21.9 million, respectively, of tax expense related to state valuation allowances. Excess tax costs of $3.7 million and $7.8 million related to equity compensation awards also impacted the tax benefit unfavorably for the three and six months ended June 30, 2020, respectively.

Our effective income tax rate was 10.1% and 9.6% for the three and six months ended June 30, 2019, respectively. We recognized a tax benefit of $37.5 million on a pretax loss of $371.5 million and a tax benefit of $35.9 million on a pretax loss of $372.2 million, respectively. Our tax benefit was unfavorably impacted by the impact of U.S. anti-deferral provisions and foreign withholding taxes, but this impact was partially offset by the favorable impact of federal tax credits for the three and six months ended June 30, 2019. The impact of excess tax costs related to equity-based compensation awards was not material for the three and six months ended June 30, 2019.

Segment Results

	Three Months Ended
	June 30,
	2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions)
Net sales by segment:
Broadband	$671.9	32.0%	$669.5	26.1%	$2.4	0.4%
Home	624.0	29.7	889.0	34.6	(265.0)	(29.8)
OWN	328.4	15.6	458.1	17.8	(129.7)	(28.3)
VCN	478.5	22.8	550.1	21.4	(71.6)	(13.0)
Consolidated net sales	$2,102.8	100.0%	$2,566.7	100.0%	$(463.9)	(18.1)%

Operating income (loss) by segment:
Broadband	$8.9	1.3%	$(192.2)	(28.7)%	$201.1	NM
Home	(222.9)	(35.7)	(25.0)	(2.8)	(197.9)	NM
OWN	51.4	15.7	104.5	22.8	(53.1)	(50.8)%
VCN	(32.2)	(6.7)	(96.5)	(17.5)	64.3	NM
Consolidated operating loss	$(194.8)	(9.3)%	$(209.2)	(8.2)%	$14.4	NM

Adjusted EBITDA by segment:
Broadband	$130.2	19.4%	$117.9	17.6%	$12.3	10.4%
Home	35.4	5.7	62.1	7.0	(26.7)	(43.0)
OWN	76.0	23.1	136.3	29.8	(60.3)	(44.2)
VCN	38.2	8.0	79.3	14.4	(41.1)	(51.8)
Non-GAAP consolidated adjusted EBITDA (1)	$279.8	13.3%	$395.6	15.4%	$(115.8)	(29.3)%

	Six Months Ended
	June 30,
	2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions)
Net sales by segment:
Broadband	$1,285.4	31.1%	$995.9	27.2%	$289.5	29.1%
Home	1,225.4	29.6	889.0	24.2	336.4	37.8
OWN	677.2	16.4	849.0	23.2	(171.8)	(20.2)
VCN	948.0	22.9	932.4	25.4	15.6	1.7
Consolidated net sales	$4,136.0	100.0%	$3,666.3	100.0%	$469.7	12.8%

Operating income (loss) by segment:
Broadband	$(9.7)	(0.8)%	$(167.3)	(16.8)%	$157.6	NM
Home	(260.5)	(21.3)	(25.0)	(2.8)	(235.5)	NM
OWN	116.4	17.2	175.4	20.7	(59.0)	(33.6)%
VCN	(72.8)	(7.7)	(101.6)	(10.9)	28.8	NM
Consolidated operating loss	$(226.6)	(5.5)%	$(118.5)	(3.2)%	$(108.1)	NM

Adjusted EBITDA by segment:
Broadband	$222.9	17.3%	$176.1	17.7%	$46.8	26.6%
Home	47.3	3.9	62.1	7.0	(14.8)	(23.8)
OWN	164.9	24.4	237.3	28.0	(72.4)	(30.5)
VCN	75.9	8.0	128.6	13.8	(52.7)	(41.0)
Non-GAAP consolidated adjusted EBITDA (1)	$511.0	12.4%	$604.1	16.5%	$(93.1)	(15.4)%

(1)	See “Reconciliation of Non-GAAP Measures.”

Note: Components may not sum to total due to rounding.

NM – Not meaningful

Broadband Networks Segment

Our Broadband segment provides an end-to-end product portfolio serving the telco and cable provider broadband market. The segment brings together the Network Cable and Connectivity business with the N&C business. The Broadband segment includes converged cable access platform, passive optical networking, video systems, access technologies, fiber and coaxial cable, fiber and copper connectivity and hardened closures.

Net sales for the Broadband segment were relatively unchanged for the three months ended June 30, 2020 compared to the prior year period. From a regional perspective, for the three months ended June 30, 2020, net sales increased in the U.S. by $47.3 million but this increase was mostly offset by decreases across the other major regions including $26.1 million in the CALA region, $7.8 million in the EMEA region, $6.6 million in the APAC region and $4.4 million in Canada. Broadband segment net sales were higher in the six months ended June 30, 2020 compared to the prior year period primarily as a result of the Acquisition. For the six months ended June 30, 2020 and 2019, incremental net sales from the ARRIS business were approximately $653 million and $331 million, respectively. From a regional perspective, for the six months ended June 30, 2020, excluding the ARRIS business, Broadband segment net sales increased approximately $19 million in the U.S. but decreased across all other major regions, including decreases of approximately $18 million in the CALA region, $16 million in the APAC region, $14 million in the EMEA region and $4 million in Canada. Supply constraints related to the COVID-19 pandemic negatively affected Broadband segment net sales for the three and six months ended June 30, 2020. However, we believe the segment also benefitted from increased demand for certain of its Broadband segment products. Management currently expects that the impact from COVID-19 will not significantly affect the Broadband segment for the remainder of 2020.

For the three and six months ended June 30, 2020, Broadband segment operating income increased mainly due to reductions in transaction and integration costs of $107.1 million and $111.9 million, respectively, reductions in acquisition accounting adjustments related to the mark-up of inventory to its estimated fair value and deferred revenue of $77.0 million and $74.2 million, respectively, and reductions in restructuring costs of $14.1 million and $12.2 million, respectively. Transaction and integration costs, acquisition accounting adjustments and restructuring costs are not reflected in adjusted EBITDA. For the three and six months ended June 30, 2020, Broadband segment adjusted EBITDA increased due to the impact of cost savings initiatives offset partially by unfavorable product mix. Since the Broadband segment includes the acquired N&C business, both operating income and adjusted EBITDA for the six months ended June 30, 2020 are higher than the prior year period due to the incremental period of ARRIS results included in the current year. See “Reconciliation of Segment Adjusted EBITDA” below.

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

Net sales for the Home segment decreased for the three months ended June 30, 2020 primarily due to lower sales volumes of video products to both U.S. and international service provider customers. From a regional perspective, for the three months ended June 30, 2020, sales were down across all major regions including decreases of $96.2 million in the U.S., $61.1 million in the CALA region, $56.6 million in the EMEA region, $26.4 million in the APAC region and $24.7 million in Canada. Net sales for the Home segment increased for the six months ended June 30, 2020 because the prior year period only included net sales since the April 4, 2019 acquisition date. We believe supply chain disruptions and lower demand caused by the COVID-19 pandemic contributed to the decline in Home segment net sales for the three and six months ended June 30, 2020. We anticipate ongoing softness in the Home segment for the remainder of 2020 partially due to the impacts of COVID-19 but also due to the continuing declines in demand for video products.

For the three and six months ended June 30, 2020, the Home segment operating loss increased compared to the prior year period primarily due to the goodwill impairment charge of $206.7 million in the current year period. For the three and six months ended June 30, 2020, Home segment operating income was favorably impacted by reductions in acquisition accounting adjustments related to the mark-up of inventory to its estimated fair value and deferred revenue of $20.0 million and $15.0 million, respectively, and reductions in restructuring costs of $10.2 million and $7.7 million, respectively, but these were partially offset by the unfavorable impacts of higher patent and litigation settlements of $4.5 million and $9.8 million, respectively. Asset impairments, acquisition accounting adjustments, restructuring costs and patent and litigation settlements are not reflected in adjusted EBITDA. For the three and six months ended June 30, 2020, Home segment adjusted EBITDA decreased primarily due to lower sales. See “Reconciliation of Segment Adjusted EBITDA” below.

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

OWN segment net sales decreased during the three and six months ended June 30, 2020 compared to the prior year periods primarily due to a slowdown in sales of wireless network equipment to both U.S. and international service provider customers. From a regional perspective, for the three and six months ended June 30, 2020, OWN segment net sales were lower across all regions and were primarily driven by decreases in the U.S. of $88.0 million and $90.4 million, respectively, the EMEA region of $20.4 million and $35.6 million, respectively, and the APAC region of $13.6 million and $29.7 million, respectively. We believe a portion of the decline in OWN segment net sales for the three and six months ended June 30, 2020 was caused by lower demand as a result of the macroeconomic slowdown caused by the COVID-19 pandemic. We currently believe the impact from COVID-19 could continue to negatively affect the OWN segment for the remainder of 2020.

OWN segment operating income and adjusted EBITDA decreased for the three and six months ended June 30, 2020 compared to the prior year periods primarily due to the decrease in net sales. See “Reconciliation of Segment Adjusted EBITDA” below.

Venue and Campus Networks Segment

Our VCN segment targets both public and private networks for campuses, venues, data centers and buildings. The segment combines Wi-Fi and switching, distributed antenna systems, licensed and unlicensed small cells, and enterprise fiber and copper infrastructure.

For the three months ended June 30, 2020, net sales decreased in the VCN segment primarily due to the impact of the COVID-19 pandemic. From a regional perspective, for the three months ended June 30, 2020, net sales decreased across all major regions including decreases of $27.5 million in the EMEA region, $19.0 million in the APAC region, $10.3 million in the U.S., $7.9 million in Canada and $6.9 million in the CALA region. VCN segment net sales were higher in the six months ended June 30, 2020 compared to the prior year period primarily as a result of the Acquisition. For the six months ended June 30, 2020 and 2019, incremental net sales related to the ARRIS business were $237.5 million and $147.6 million. From a regional perspective, for the six months ended June 30, 2020, excluding the ARRIS business, VCN segment net sales increased approximately $17 million in the U.S. but decreased across all other major regions, including decreases of approximately $49 million in the APAC region, $29 million in the EMEA region, $9 million in the CALA region and $3 million in Canada. We believe the primary driver for lower VCN segment net sales for the three and six months ended June 30, 2020 was lower demand resulting from the COVID-19 pandemic. Management currently expects the impact of COVID-19 to continue to negatively affect the VCN segment for the remainder of 2020.

For the three and six months ended June 30, 2020, VCN segment operating loss decreased primarily due to reductions in acquisition accounting adjustments related to the mark-up of inventory to its estimated fair value of $58.4 million and $56.1 million, respectively, and reductions in transaction and integration costs of $44.3 million and $50.0 million, respectively. These improvements were offset partially by the impacts of lower VCN segment net sales. VCN segment operating results for the six months ended June 30, 2019 only include the acquired Ruckus business after the April 4, 2019 acquisition date, which affects the segment’s comparability to the current year period. For the three and six months ended June 30, 2020, adjusted EBITDA decreased primarily due to lower sales and to a lesser extent, unfavorable product mix, offset partially by the impacts of cost savings initiatives. Acquisition accounting adjustments and transaction and integration costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data).

	June 30, 2020	December 31, 2019	$ Change	% Change
Cash and cash equivalents	$823.4	$598.2	$225.2	37.6%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	815.0	903.6	(88.6)	(9.8)
Availability under revolving credit facility	521.6	796.8	(275.2)	(34.5)
Long-term debt, including current portion	9,978.8	9,832.4	146.4	1.5
Total capitalization (2)	11,306.3	11,668.7	(362.4)	(3.1)
Long-term debt as a percentage of total capitalization	88.3%	84.3%

(1)

Working capital consisted of current assets of $3,747.8 million less current liabilities of $2,141.4 million at June 30, 2020. Working capital consisted of current assets of $3,511.8 million less current liabilities of $2,042.0 million at December 31, 2019.

(2)	Total capitalization includes long-term debt, convertible preferred stock and stockholders’ equity.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, cash flows provided by operations and availability under our credit facilities. In April 2020, we borrowed $250.0 million under our senior secured revolving credit facility (the Revolving Credit Facility) as a precautionary measure to reinforce our cash position and preserve financial flexibility in light of the uncertainty in the global economy at that time resulting from the COVID-19 pandemic. We subsequently repaid the full amount in July 2020 because we did not believe the proceeds were needed for future liquidity as our cash flow generation has continued to improve and the broader financial markets have continued to stabilize. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of additional equity and/or debt.

The primary uses of liquidity include debt service requirements (including voluntary debt repayments or redemptions), funding working capital requirements, paying acquisition integration costs, capital expenditures, paying restructuring costs, paying dividends related to the Convertible Preferred Stock, paying litigation claims and settlements and income tax payments. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under the Revolving Credit Facility, will be sufficient to meet our presently anticipated future cash needs. We may experience volatility in cash flows between periods due to, among other reasons, variability in the timing of vendor payments and customer receipts. We may, from time to time, borrow additional amounts under the Revolving Credit Facility or issue securities, if market conditions are favorable, to meet future cash needs or to reduce our borrowing costs.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended June 30, 2020, our pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $1,311.7 million, which included annualized synergies expected to be realized in the next two years ($65.9 million) and annualized savings expected from announced cost reduction initiatives ($41.4 million) so that the impact of the cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at June 30, 2020.

Cash and cash equivalents increased during the six months ended June 30, 2020 due to the borrowing of $250.0 million under the Revolving Credit Facility and cash generated from operating activities of $166.3 million, partially offset by the redemption of $100.0 million of the 2021 Notes and $47.7 million in capital expenditures. As of June 30, 2020, approximately 33% of our cash and cash equivalents were held outside the U.S.

Working capital, excluding cash and cash equivalents and the current portion of long-term debt, decreased during the six months ended June 30, 2020 due to a decrease in accounts receivable due to favorable collections and increases in accounts payable and other liabilities, but these were offset partially by an increase in inventory. The net reduction in total capitalization during the three and six months ended June 30, 2020 reflected the net loss for the period and the redemption of $100.0 million of the 2021 Notes, offset partially by the $250.0 million borrowing under the Revolving Credit Facility.

Cash Flow Overview

	June 30,		$	%
	2020	2019	Change	Change
Net cash generated by (used in) operating activities	$166.3	$(261.6)	$427.9	NM
Net cash used in investing activities	(47.6)	(5,101.5)	5,053.9	NM
Net cash generated by financing activities	128.6	5,252.0	(5,123.4)	(97.6%)

NM – Not meaningful

Operating Activities

	Six Months Ended
	June 30,
	2020	2019
Operating Activities:
Net loss	$(481.0)	$(336.3)
Adjustments to reconcile net loss to net cash generated by (used in) operating activities:
Depreciation and amortization	408.9	301.0
Equity-based compensation	56.0	30.7
Deferred income taxes	(69.4)	(105.4)
Asset impairments	206.7	—
Changes in assets and liabilities:
Accounts receivable	33.5	(304.0)
Inventories	(73.5)	132.2
Prepaid expenses and other assets	11.7	24.2
Accounts payable and other liabilities	62.7	(1.0)
Other	10.7	(3.0)
Net cash generated by (used in) operating activities	$166.3	$(261.6)

During the six months ended June 30, 2020, operating cash flows increased compared to the prior year period primarily due to more favorable collections of accounts receivable as well as a reduction of $185.0 million in cash paid for transaction and integration costs related to the Acquisition. These increases in cash generation were offset partially by $120.0 million in additional interest paid in the current year period as a result of the Acquisition-related debt as well as $55.0 million paid in the current year period related to patent claims and litigation.

Investing Activities

	Six Months Ended
	June 30,
	2020	2019
Investing Activities:
Additions to property, plant and equipment	$(47.7)	$(48.0)
Proceeds from sale of property, plant and equipment	0.1	0.8
Cash paid for ARRIS acquisition, net of cash acquired	—	(5,049.9)
Cash paid for Cable Exchange acquisition	—	(11.0)
Other	—	6.6
Net cash used in investing activities	$(47.6)	$(5,101.5)

During the six months ended June 30, 2020, our investment in property, plant and equipment was relatively unchanged despite the incremental time the ARRIS business was owned in the current year, as management intentionally slowed capital spending in light of the economic uncertainty caused by the COVID-19 pandemic. Our investments in property, plant and equipment were primarily related to supporting improvements in manufacturing operations, including expanding production capacity and investing in information technology, including software developed for internal use. During the six months ended June 30, 2019, we paid $5.0 billion, net of cash acquired, using a combination of cash on hand, proceeds from the issuance of long-term debt and proceeds from the issuance of the Convertible Preferred Stock to fund the Acquisition. We also paid $11.0 million related to the August 2017 acquisition of Cable Exchange during the prior year period. The final Cable Exchange payment of $3.6 million will be paid in the third quarter of 2020.

Financing Activities

	Six Months Ended
	June 30,
	2020	2019
Financing Activities:
Long-term debt repaid	$(116.0)	$(2,553.3)
Long-term debt proceeds	250.0	6,933.0
Debt issuance costs	—	(118.1)
Series A convertible preferred stock proceeds	—	1,000.0
Dividends paid on Series A convertible preferred stock	—	(3.0)
Proceeds from the issuance of common shares under equity-based compensation plans	0.9	2.7
Tax withholding payments for vested equity-based compensation awards	(6.3)	(9.3)
Net cash generated by financing activities	$128.6	$5,252.0

During the six months ended June 30, 2020, we borrowed $250.0 million under the Revolving Credit Facility, redeemed $100.0 million aggregate principal amount of the 2021 Notes and paid the first and second quarter scheduled amortization payments totaling $16.0 million on the 2026 Term Loan. The borrowing under the Revolving Credit Facility was a precautionary measure to reinforce our cash position and preserve financial flexibility in light of the uncertainty in the global economy at that time resulting from the COVID-19 pandemic and we subsequently repaid the amount in July 2020. Also in July 2020, we issued $700.0 million of 7.125% senior unsecured notes due 2028 and used the net proceeds from the offering to redeem and retire all outstanding amounts of the 2021 Notes and 5.50% senior notes due 2024. We may continue to look for favorable opportunities to refinance portions of our existing debt to lower borrowing costs, extend the term or adjust the total amount of fixed or floating-rate debt.

During the six months ended June 30, 2019, we received proceeds from the acquisition-related debt of approximately $7.0 billion to fund the Acquisition. We repaid $225.0 million of the 2022 Term Loan in the first quarter of 2019 and we repaid the remaining balance of $261.3 million using proceeds from the 2026 Term Loan. As part of funding the Acquisition, we repaid ARRIS’ outstanding debt of $2.1 billion under its senior secured credit facilities. We also borrowed and repaid $15.0 million under the Revolving Credit Facility. In connection with the acquisition-related debt, we paid $118.1 million of debt issuance costs during the six months ended June 30, 2019.

As of June 30, 2020, we had remaining availability under the Revolving Credit Facility of $521.6 million, reflecting a borrowing base of $797.6 million reduced by $250.0 million of outstanding borrowings and $26.0 million of letters of credit.

During the six months ended June 30, 2020, we received proceeds of $0.9 million related to the exercise of stock options. Also during the six months ended June 30, 2020, employees surrendered 0.6 million shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $6.3 million. During the six months ended June 30, 2019, we received proceeds of $2.7 million related to the exercise of stock options and employees surrendered 0.4 million shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $9.3 million.

Off-Balance Sheet Arrangements

We were not party to any significant off-balance sheet arrangements during the six months ended June 30, 2020.

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

We also believe presenting these non-GAAP results for the twelve months ended June 30, 2020 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the six months ended June 30, 2019 from the data for the year ended December 31, 2019 and then adding the data for the six months ended June 30, 2020.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in this section, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions.

Consolidated

	Three Months		Six Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	June 30,		June 30,		December 31,	June 30,
	2020	2019	2020	2019	2019	2020
Net loss	$(321.1)	$(334.0)	$(481.0)	$(336.3)	$(929.5)	$(1,074.2)
Income tax benefit	(15.1)	(37.5)	(46.5)	(35.9)	(144.5)	(155.1)
Interest income	(0.8)	(2.3)	(2.9)	(14.1)	(18.1)	(6.9)
Interest expense	141.4	165.3	290.5	262.8	577.2	604.9
Other expense, net	0.8	(0.7)	13.3	5.0	6.4	14.7
Operating loss	$(194.8)	$(209.2)	$(226.6)	$(118.5)	$(508.5)	$(616.6)
Adjustments:
Amortization of purchased intangible assets	157.6	164.1	315.4	223.5	593.2	685.1
Restructuring costs, net	19.6	46.4	43.3	58.8	87.7	72.2
Equity-based compensation	32.5	23.1	56.0	30.7	90.8	116.1
Asset impairments	206.7	—	206.7	—	376.1	582.8
Transaction and integration costs (1)	7.6	167.0	13.0	187.7	195.3	20.6
Acquisition accounting adjustments (2)	5.2	164.1	10.7	164.1	264.2	110.8
Patent claims and litigation	7.5	—	12.8	—	55.0	67.8
Depreciation	37.9	40.1	79.7	57.8	143.7	165.6
Non-GAAP adjusted EBITDA	$279.8	$395.6	$511.0	$604.1	$1,297.5	$1,204.4
(1)	In 2020 and 2019, primarily reflects transaction and integration costs related to the Acquisition.
(2)

For the three and six months ended June 30, 2020, reflects acquisition accounting adjustments related to reducing deferred revenue to its estimated fair value. For the three and six months ended June 30, 2019, reflects acquisition accounting adjustments of $145.8 million related to the mark up of inventory to its estimated fair value and acquisition accounting adjustments of $18.3 million related to reducing deferred revenue to its estimated fair value. For the year ended December 31, 2019, reflects acquisition accounting adjustments of $218.8 million related to the mark up of inventory to its estimated fair value and acquisition accounting adjustments of $45.4 million related to reducing deferred revenue to its estimated fair value.

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

Broadband Networks Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating income (loss)	$8.9	$(192.2)	$(9.7)	$(167.3)
Adjustments:
Amortization of purchased intangible assets	76.8	72.3	153.8	87.9
Restructuring costs, net	8.9	23.1	14.0	26.2
Equity-based compensation	12.5	9.4	21.6	11.3
Transaction and integration costs	2.7	109.8	4.4	116.3
Acquisition accounting adjustments	3.0	80.0	5.8	80.0
Patent claims and litigation	3.0	—	3.0	—
Depreciation	14.5	15.6	30.0	21.7
Adjusted EBITDA	$130.2	$117.9	$222.9	$176.1

Home Networks Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating loss	$(222.9)	$(25.0)	$(260.5)	$(25.0)
Adjustments:
Amortization of purchased intangible assets	26.0	33.7	51.9	33.7
Restructuring costs, net	4.9	15.1	7.4	15.1
Equity-based compensation	6.2	3.6	10.8	3.6
Asset impairments	206.7	—	206.7	—
Transaction and integration costs	1.4	1.2	2.3	1.2
Acquisition accounting adjustments	0.5	24.0	0.9	24.0
Patent claims and litigation	4.5	—	9.8	—
Depreciation	8.0	9.5	18.0	9.5
Adjusted EBITDA	$35.4	$62.1	$47.3	$62.1

Outdoor Wireless Networks Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating income	$51.4	$104.5	$116.4	$175.4
Adjustments:
Amortization of purchased intangible assets	11.4	12.3	23.0	25.2
Restructuring costs, net	3.9	1.9	8.0	5.8
Equity-based compensation	3.8	3.4	6.6	5.7
Transaction and integration costs	1.4	9.7	2.3	16.3
Depreciation	4.0	4.5	8.5	8.9
Adjusted EBITDA	$76.0	$136.3	$164.9	$237.3

Venue and Campus Networks Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating loss	$(32.2)	$(96.5)	$(72.8)	$(101.6)
Adjustments:
Amortization of purchased intangible assets	43.4	45.9	86.7	76.6
Restructuring costs, net	1.9	6.2	13.9	11.8
Equity-based compensation	9.9	6.8	17.0	10.1
Transaction and integration costs	2.1	46.4	4.0	54.0
Acquisition accounting adjustments	1.7	60.1	4.0	60.1
Depreciation	11.4	10.5	23.2	17.7
Adjusted EBITDA	$38.2	$79.3	$75.9	$128.6

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

These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, risks related to the ARRIS acquisition (including risks associated with the integration of the business and systems and that we may not realize estimated cost savings, synergies, growth or other anticipated benefits); our dependence on customers’ capital spending on data and communication systems; concentration of sales among a limited number of customers and channel partners; changes in technology; the scope, duration and impact of disease outbreaks and pandemics, such as COVID-19, on our business including employees, sites, operations, customers and supply chain; industry competition and the ability to retain customers through product innovation, introduction, and marketing; risks associated with our sales through channel partners; changes to the regulatory environment in which our customers operate; product quality or performance issues and associated warranty claims; our ability to maintain effective management information technology systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches, ransomware or computer viruses; the risk our global manufacturing operations suffer production or shipping delays, causing difficulty in meeting customer demands; the risk that internal production capacity or that of contract manufacturers may be insufficient to meet customer demand or quality standards; the use of open standards; the long-term impact of climate change; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers for certain raw materials and components; the risk that contract manufacturers we rely on encounter production, quality, financial or other difficulties; our ability to integrate and fully realize anticipated benefits from prior or future divestitures, acquisitions or equity investments; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities or those of our contract manufacturers that may affect our ability to meet customer demands for products; possible future restructuring actions; substantial indebtedness and restrictive debt covenants; our ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; possible future impairment charges for fixed or intangible assets, including goodwill; income tax rate variability and ability to recover amounts recorded as deferred tax assets; our ability to attract and retain qualified key employees; labor unrest; obligations under our defined benefit employee benefit plans requiring plan contributions in excess of current estimates; significant international operations exposing us to economic, political and other risks, including the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; our ability to compete in international markets due to export and import controls to which we may be subject; the impact of Brexit; changes in the laws and policies in the United States affecting trade, including the risk and uncertainty related to tariffs or a potential global trade war that may impact our products; cost of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign environmental laws; the impact of litigation and similar regulatory proceedings that we are involved in or may become involved in, including the costs of such litigation; risks associated with stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of our securities; and other factors beyond our control. These and other factors are discussed in greater detail in our 2019 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and may be updated from time to time in our annual reports, quarterly reports, current reports and other filings we make with the Securities and Exchange Commission. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is also either a plaintiff or a defendant in certain other pending legal matters in the normal course of business. Management believes none of these pending legal matters will have a material adverse effect on the Company’s business or financial condition upon final disposition.

In addition, the Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.  RISK FACTORS

The Company's business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. Other than the supplemental risk factor previously reported in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which risk factor is incorporated herein by this reference, there have been no material changes to our risk factors disclosed in Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2019.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	15,466	$8.67	—	$—
May 1, 2020 - May 31, 2020	8,552	$10.19	—	$—
June 1, 2020 - June 30, 2020	16,236	$9.68	—	$—
Total	40,254	$9.40	—

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

COMMSCOPE HOLDING COMPANY, INC.

August 5, 2020	/s/ Alexander W. Pease
Date	Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)