Form 10-Q
period 2020-09-30
CommScope Holding Company, Inc.
filed 2020-11-05
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 23, 2020 there were 198,644,631 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

September 30, 2020

PART 1 -- FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited – In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$2,168.1	$2,380.2	$6,304.1	$6,046.4
Cost of sales	1,432.6	1,770.3	4,271.3	4,378.5
Gross profit	735.5	609.9	2,032.8	1,667.9
Operating expenses:
Selling, general and administrative	296.7	305.8	898.7	972.0
Research and development	184.6	171.5	541.1	399.5
Amortization of purchased intangible assets	158.1	163.9	473.5	387.3
Restructuring costs, net	40.3	19.5	83.6	78.3
Asset impairments	—	—	206.7	—
Total operating expenses	679.7	660.7	2,203.6	1,837.1
Operating income (loss)	55.8	(50.8)	(170.8)	(169.2)
Other income (expense), net	(16.9)	1.5	(30.2)	(3.6)
Interest expense	(147.2)	(160.7)	(437.7)	(423.5)
Interest income	1.3	1.8	4.2	15.9
Loss before income taxes	(107.0)	(208.2)	(634.5)	(580.4)
Income tax (expense) benefit	(9.3)	51.7	37.2	87.6
Net loss	(116.3)	(156.5)	(597.3)	(492.8)
Series A convertible preferred stock dividend	(14.1)	(13.8)	(41.8)	(26.9)
Deemed dividend on Series A convertible preferred stock	—	—	—	(3.0)
Net loss attributable to common stockholders	$(130.4)	$(170.3)	$(639.1)	$(522.7)

Loss per share:
Basic	$(0.66)	$(0.88)	$(3.26)	$(2.70)
Diluted	$(0.66)	$(0.88)	$(3.26)	$(2.70)

Weighted average shares outstanding:
Basic	196.9	194.1	195.9	193.5
Diluted	196.9	194.1	195.9	193.5

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited – In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Comprehensive loss:
Net loss	$(116.3)	$(156.5)	$(597.3)	$(492.8)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	63.7	(76.6)	(1.3)	(76.5)
Pension and other postretirement benefit activity	(0.1)	(0.1)	(0.6)	(0.2)
Gain (loss) on hedging instruments	(9.0)	7.9	(21.9)	(4.0)
Total other comprehensive income (loss), net of tax	54.6	(68.8)	(23.8)	(80.7)
Total comprehensive loss	$(61.7)	$(225.3)	$(621.1)	$(573.5)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	Unaudited
	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$582.8	$598.2
Accounts receivable, less allowance for doubtful accounts of $43.1 and $35.4, respectively	1,497.2	1,698.8
Inventories, net	1,104.5	975.9
Prepaid expenses and other current assets	230.9	238.9
Total current assets	3,415.4	3,511.8
Property, plant and equipment, net of accumulated depreciation of $665.5 and $553.8, respectively	673.3	723.8
Goodwill	5,254.1	5,471.7
Other intangible assets, net	3,795.5	4,263.6
Other noncurrent assets	562.7	460.7
Total assets	$13,701.0	$14,431.6
Liabilities and Stockholders' Equity
Accounts payable	$1,147.3	$1,148.0
Accrued and other liabilities	878.3	862.0
Current portion of long-term debt	32.0	32.0
Total current liabilities	2,057.6	2,042.0
Long-term debt	9,589.3	9,800.4
Deferred income taxes	217.7	215.1
Other noncurrent liabilities	540.5	537.8
Total liabilities	12,405.1	12,595.3
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,041.8	1,000.0
Stockholders' equity:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,041,819 Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000;
Issued and outstanding shares: 196,990,667 and 194,563,530,
respectively	2.1	2.0
Additional paid-in capital	2,494.2	2,445.1
Retained earnings (accumulated deficit)	(1,776.6)	(1,179.3)
Accumulated other comprehensive loss	(220.8)	(197.0)
Treasury stock, at cost: 8,498,082 shares and 7,411,382 shares,
respectively	(244.8)	(234.5)
Total stockholders' equity	254.1	836.3
Total liabilities and stockholders' equity	$13,701.0	$14,431.6

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In millions)

	Nine Months Ended
	September 30,
	2020	2019
Operating Activities:
Net loss	$(597.3)	$(492.8)
Adjustments to reconcile net loss to net cash generated by operating activities:
Depreciation and amortization	618.8	514.5
Equity-based compensation	90.0	58.7
Deferred income taxes	(96.6)	(172.4)
Asset impairments	206.7	—
Changes in assets and liabilities:
Accounts receivable	200.9	165.3
Inventories	(130.3)	356.3
Prepaid expenses and other assets	32.2	63.8
Accounts payable and other liabilities	(25.0)	(228.0)
Other	39.1	(5.0)
Net cash generated by operating activities	338.5	260.4
Investing Activities:
Additions to property, plant and equipment	(73.5)	(72.3)
Proceeds from sale of property, plant and equipment	0.2	1.2
Proceeds from sale of long-term investments	—	9.3
Cash paid for ARRIS acquisition, net of cash acquired	—	(5,053.4)
Cash paid for Cable Exchange acquisition	(3.5)	(11.0)
Other	—	1.1
Net cash used in investing activities	(76.8)	(5,125.1)
Financing Activities:
Long-term debt repaid	(1,174.0)	(2,753.3)
Long-term debt proceeds	950.0	6,933.0
Debt issuance costs	(11.6)	(120.8)
Debt extinguishment costs	(14.9)	—
Series A convertible preferred stock proceeds	—	1,000.0
Dividends paid on Series A convertible preferred stock	—	(29.9)
Proceeds from the issuance of common shares under equity-based compensation plans	1.0	3.0
Tax withholding payments for vested equity-based compensation awards	(10.3)	(12.3)
Net cash generated by (used in) financing activities	(259.8)	5,019.7
Effect of exchange rate changes on cash and cash equivalents	(17.3)	(4.1)
Change in cash and cash equivalents	(15.4)	150.9
Cash and cash equivalent at beginning of period	598.2	458.2
Cash and cash equivalents at end of period	$582.8	$609.1

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited - In millions, except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Number of common shares outstanding:
Balance at beginning of period	195,997,230	193,873,919	194,563,530	192,376,255
Issuance of shares under equity-based compensation plans	1,469,968	569,086	3,513,837	2,476,179
Shares surrendered under equity-based compensation plans	(476,531)	(192,283)	(1,086,700)	(601,712)
Balance at end of period	196,990,667	194,250,722	196,990,667	194,250,722
Common stock:
Balance at beginning and end of period	$2.0	$2.0	$2.0	$2.0
Issuance of shares under equity-based compensation plans	0.1	—	0.1	—
Balance at end of period	$2.1	$2.0	$2.1	$2.0
Additional paid-in capital:
Balance at beginning of period	$2,474.3	$2,410.7	$2,445.1	$2,385.1
Issuance of shares under equity-based compensation plans	—	0.3	0.9	3.0
Equity-based compensation	34.0	28.0	90.0	58.7
Equity-based compensation assumed	—	—	—	8.3
Dividend on Series A convertible preferred stock	(14.1)	(13.8)	(41.8)	(26.9)
Deemed dividend on Series A convertible preferred stock	—	—	—	(3.0)
Balance at end of period	$2,494.2	$2,425.2	$2,494.2	$2,425.2
Retained earnings (accumulated deficit):
Balance at beginning of period	$(1,660.3)	$(586.1)	$(1,179.3)	$(249.8)
Net loss	(116.3)	(156.5)	(597.3)	(492.8)
Balance at end of period	$(1,776.6)	$(742.6)	$(1,776.6)	$(742.6)
Accumulated other comprehensive loss:
Balance at beginning of period	$(275.4)	$(171.1)	$(197.0)	$(159.2)
Other comprehensive income (loss), net of tax	54.6	(68.8)	(23.8)	(80.7)
Balance at end of period	$(220.8)	$(239.9)	$(220.8)	$(239.9)
Treasury stock, at cost:
Balance at beginning of period	$(240.8)	$(230.6)	$(234.5)	$(221.3)
Net shares surrendered under equity-based compensation plans	(4.0)	(3.0)	(10.3)	(12.3)
Balance at end of period	$(244.8)	$(233.6)	$(244.8)	$(233.6)
Total stockholders' equity	$254.1	$1,211.1	$254.1	$1,211.1

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2019 Annual Report. Other than the enhancements described below to the allowance for doubtful accounts policy as a result of the adoption of Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, there were no material changes in the Company’s significant accounting policies during the three or nine months ended September 30, 2020.

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

Concentrations of Risk and Related Party Transactions

Net sales to Comcast Corporation and affiliates (Comcast) accounted for 11% of the Company’s total net sales during the three and nine months ended September 30, 2020. No other direct customer accounted for 10% or more of the Company’s total net sales. Net sales to Comcast accounted for 15% and 10% of the Company’s total net sales during the three and nine months ended September 30, 2019, respectively. Other than Comcast, no other direct customer accounted for 10% or more of the Company’s total net sales during the three and nine months ended September 30, 2019. No direct customer accounted for 10% or more of the Company’s accounts receivable as of September 30, 2020.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

As of September 30, 2020, funds affiliated with Carlyle Partners VII S1 Holdings, L.P. (Carlyle) owned 100% of the Series A Convertible Preferred Stock (the Convertible Preferred Stock), which was sold to Carlyle to fund a portion of the Acquisition. See Note 11 for further discussion of the Convertible Preferred Stock. Other than transactions related to the Convertible Preferred Stock, there were no material related party transactions for the three or nine months ended September 30, 2020.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Product warranty accrual, beginning of period	$55.9	$66.6	$61.0	$15.6
Obligation assumed under ARRIS acquisition	—	—	—	57.4
Provision for warranty claims	10.3	6.5	20.1	12.5
Warranty claims paid	(8.4)	(9.3)	(22.8)	(21.7)
Foreign exchange	0.2	—	(0.3)	—
Product warranty accrual, end of period	$58.0	$63.8	$58.0	$63.8

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

As of September 30, 2020, the Company had a liability of $59.4 million recorded in accrued and other liabilities on the Condensed Consolidated Balance Sheets related to certain intellectual property assertions that have been settled or are in process of settlement. Of that amount, $48.5 million was assumed in the Acquisition. The Company paid $66.2 million during the nine months ended September 30, 2020 to settle intellectual property assertions and expects to pay an additional $39.8 million in the fourth quarter of 2020. For the three and nine months ended September 30, 2020, the Company recorded a charge (credit) to cost of sales in the Condensed Consolidated Statements of Operations of $(9.9) million and $2.8 million, respectively related to these intellectual property assertions. These amounts are primarily reflected in the results of the Home and VCN segments.

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. There were no indicators of goodwill impairment identified during the three months ended September 30, 2020. See Notes 3 and 8 for discussion of goodwill impairment charges during the nine months ended September 30, 2020. There were no indicators of goodwill impairment identified during the three or nine months ended September 30, 2019.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions, there were no definite-lived intangible or other long-lived asset impairments identified during the three or nine months ended September 30, 2020 or 2019. See Note 10 for discussion of impairment charges related to restructuring actions.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Income Taxes

For the three months ended September 30, 2020, the Company’s effective tax rate was (8.7)% and the Company recognized income tax expense of $9.3 million on a pretax loss of $107.0 million. The income tax expense on the Company’s pretax loss was driven by $19.2 million of tax expense related to a foreign tax rate change. For the nine months ended September 30, 2020, the Company’s effective tax rate was 5.9% and the Company recognized a tax benefit of $37.2 million on a pretax loss of $634.5 million. The Company’s tax benefit was less than the statutory rate of 21.0% in the nine months ended September 30, 2020 primarily due to a goodwill impairment charge of $206.7 million, for which minimal tax benefits were recorded, $22.7 million of tax expense related to state valuation allowances and $19.2 million in income tax expense related to a foreign tax rate change. For both the three and nine months ended September 30, 2020, the Company’s tax rate was also impacted favorably by federal tax credits and unfavorably by U.S. anti-deferral provisions and foreign withholding taxes. Excess tax costs of $1.2 million and $9.0 million related to equity compensation awards also impacted the income taxes unfavorably for the three and nine months ended September 30, 2020, respectively.

For the three and nine months ended September 30, 2019, the Company’s effective income tax rate was 24.8% and 15.1%, respectively, and the Company recognized a tax benefit of $51.7 million on a pretax loss of $208.2 million and a tax benefit of $87.6 million on a pretax loss of $580.4 million, respectively. For the three and nine months ended September 30, 2019, our tax benefit was impacted favorably by the impact of federal tax credits, benefits recognized from adjustments related to prior years’ tax returns and the expiration of statutes of limitations on various uncertain tax positions and impacted unfavorably by the impact of U.S. anti-deferral provisions and foreign withholding taxes. Excess tax costs related to equity-based compensation awards had an unfavorable impact on our tax benefit of $1.1 million and $1.5 million for the three and nine months ended September 30, 2019, respectively.

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

For the three and nine months ended September 30, 2020, 18.9 million and 17.4 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was either antidilutive or the performance conditions were not met. Of those amounts, for the three and nine months ended September 30, 2020, 4.7 million and 4.5 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss position. For the three and nine months ended September 30, 2019, 17.4 million shares and 10.8 million shares, respectively, were not included in the computation of diluted EPS because the effect was either antidilutive or the performance conditions were not met. Of those amounts, for the three and nine months ended September 30, 2019, 1.4 million shares and 2.3 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss position.

For the three and nine months ended September 30, 2020 and 2019, 37.4 million and 36.9 million, respectively, and 36.4 million and 23.8 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were anti-dilutive; however, they would have been considered dilutive if the Company had not been in a net loss position.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(116.3)	$(156.5)	$(597.3)	$(492.8)
Dividends on Series A convertible preferred stock	(14.1)	(13.8)	(41.8)	(26.9)
Deemed dividends on Series A convertible preferred stock	—	—	—	(3.0)
Net loss attributable to common stockholders	$(130.4)	$(170.3)	$(639.1)	$(522.7)

Denominator:
Weighted average common shares outstanding - basic	196.9	194.1	195.9	193.5
Dilutive effect of as-if converted Series A convertible preferred stock	—	—	—	—
Dilutive effect of equity-based awards	—	—	—	—
Weighted average common shares outstanding - diluted	196.9	194.1	195.9	193.5

Loss per share:
Basic	$(0.66)	$(0.88)	$(3.26)	$(2.70)
Diluted	$(0.66)	$(0.88)	$(3.26)	$(2.70)

Recent Accounting Pronouncements

Adopted During the Nine Months Ended September 30, 2020

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Issued but Not Adopted

In August 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new guidance simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share, along with expanded disclosures. ASU No. 2020-06 is effective for the Company as of January 1, 2022 and early adoption is permitted beginning January 1, 2021. The Company is evaluating the impact of the new guidance on the consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. The Company can elect to apply the amendments as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new guidance is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. The amendments in this guidance clarify the interaction of accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU No. 2020-01 is effective for the Company as of January 1, 2021 and early adoption is permitted. The Company is evaluating the impact of the new guidance on the consolidated financial statements.

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

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

3. GOODWILL

As a result of the change in segments as discussed in Note 1, goodwill was reallocated from the previous segments to the new segments. The following table presents goodwill after the reallocation by new reportable segment:

	Broadband	Home	OWN	VCN	Total
Goodwill, gross at December 31, 2019	$3,355.1	$402.1	$666.0	$1,635.6	$6,058.8
Adjustments to preliminary purchase price	(7.1)	(1.3)	—	(1.4)	(9.8)
Foreign exchange and other	2.3	(1.3)	—	(2.1)	(1.1)
Goodwill, gross at September 30, 2020	3,350.3	399.5	666.0	1,632.1	6,047.9
Accumulated impairment charges at December 31, 2019	(193.6)	(192.8)	(159.5)	(41.2)	(587.1)
Impairment charges for the nine months ended September 30, 2020	—	(206.7)	—	—	(206.7)
Accumulated impairment at September 30, 2020	(193.6)	(399.5)	(159.5)	(41.2)	(793.8)
Goodwill, net at September 30, 2020	$3,156.7	$—	$506.5	$1,590.9	$5,254.1

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

During the second quarter of 2020, the Company determined that indicators of goodwill impairment existed for the Home Networks reporting unit due to lower projected operating results, primarily from the accelerated decline in video devices. This trend was projected to continue as consumers adopt the use of other streaming applications and was further impacted by the macro-economic effects caused by the new strain of coronavirus (COVID-19). The Company performed a quantitative goodwill impairment test during the second quarter of 2020 and recorded a $206.7 million goodwill impairment charge during the second quarter 2020 relating to the Home Networks reporting unit. It is reflected in the asset impairments line on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020. This reflected a full impairment of the remaining goodwill in the Home segment, and as such, the Home segment has no remaining goodwill balance as of September 30, 2020.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

The following table presents net sales by reportable segment, disaggregated based on contract type:

	Three Months Ended September 30,
	Broadband		Home		OWN		VCN		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Contract type:
Product contracts	$744.5	$623.0	$561.7	$817.8	$265.7	$328.4	$444.8	$494.5	$2,016.7	$2,263.7
Other contracts	76.4	71.8	1.9	8.6	6.1	6.0	67.0	30.1	151.4	116.5
Consolidated net sales	$820.9	$694.8	$563.6	$826.4	$271.8	$334.4	$511.8	$524.6	$2,168.1	$2,380.2

	Nine Months Ended September 30,
	Broadband		Home		OWN		VCN		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Contract type:
Product contracts	$1,885.0	$1,520.5	$1,777.3	$1,702.3	$931.8	$1,165.8	$1,281.9	$1,383.8	$5,876.0	$5,772.4
Other contracts	221.3	170.2	11.8	13.1	17.2	17.6	177.8	73.1	428.1	274.0
Consolidated net sales	$2,106.3	$1,690.7	$1,789.1	$1,715.4	$949.0	$1,183.4	$1,459.7	$1,456.9	$6,304.1	$6,046.4

The Other contracts line above primarily includes service contracts and project contracts with multiple performance obligations. Further information on net sales by reportable segment and geographic region is included in Note 9.

Allowance for Doubtful Accounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Allowance for doubtful accounts, beginning of period	$43.4	$25.6	$35.4	$17.4
Charged to costs and expenses	(1.5)	6.8	6.9	13.8
Write-offs	(0.3)	—	(2.9)	(0.1)
Recoveries	—	0.2	1.5	0.2
Foreign exchange and other	1.5	—	2.2	1.3
Allowance for doubtful accounts, end of period	$43.1	$32.6	$43.1	$32.6

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets and liabilities from contracts with customers as of September 30, 2020 and December 31, 2019.

	Balance Sheet Location	September 30, 2020	December 31, 2019
Unbilled accounts receivable	Accounts receivable, less allowance for doubtful accounts	$34.3	$28.6
Deferred revenue	Accrued and other liabilities and Other noncurrent liabilities	144.5	122.2

There were no material changes to contract asset balances for the three or nine months ended September 30, 2020 as a result of changes in estimates or impairments. As of September 30, 2020, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied and that have a duration of one year or less was $99.0 million, with the remaining $45.5 million having a duration greater than one year.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Contract Liabilities

The following table presents the changes in deferred revenue for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
Balance at beginning of period	$122.2	$7.6
Fair value of deferred revenue acquired in ARRIS acquisition	—	90.1
Deferral of revenue	142.5	78.2
Recognition of unearned revenue	(120.2)	(61.1)
Balance at end of period	$144.5	$114.8

5. LEASES

The Company has operating type leases for real estate, equipment and vehicles in the U.S. and internationally. As of September 30, 2020, the Company had no finance type leases. The Company’s leases have remaining lease terms of up to 9 years, some of which may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $26.7 million and $78.8 million for the three and nine months ended September 30, 2020, respectively, inclusive of period cost for short-term, cancellable and variable leases, not included in lease liabilities, of $7.9 million and $23.3 million for the three and nine months ended September 30, 2020, respectively. Operating lease expense was $23.0 million and $61.3 million for the three and nine months ended September 30, 2019, respectively, inclusive of period cost for short-term, cancellable and variable leases, not included in lease liabilities, of $9.2 million and $18.6 million for the three and nine months ended September 30, 2019, respectively.

The Company occasionally subleases all or a portion of certain unutilized real estate facilities. As of September 30, 2020 and 2019, the Company’s sublease arrangements were classified as operating type leases and the income amounts were not material for the three or nine months ended September 30, 2020 and 2019. See Note 10 for discussion of the impairments of operating lease right of use assets during the three and nine months ended September 30, 2020.

Supplemental cash flow information related to operating leases:

	Nine Months Ended
	September 30,
	2020	2019
Operating cash paid to settle lease liabilities	$55.8	$49.2
Right of use asset additions in exchange for lease liabilities	17.1	21.3

Supplemental balance sheet information related to operating leases:

	Balance Sheet Location	September 30, 2020	December 31, 2019
Right of use assets	Other noncurrent assets	$175.1	$204.9

Lease liabilities	Accrued and other liabilities	$62.5	$61.7
Lease liabilities	Other noncurrent liabilities	129.9	160.4
Total lease liabilities		$192.4	$222.1

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

In the table above, the right of use assets balance as of December 31, 2019 has been revised to correct an immaterial error in presentation. This error did not affect the right of use assets balance included in the other noncurrent assets line in the Condensed Consolidated Balance Sheets as of December 31, 2019.

Weighted average remaining lease term (in years)	3.9
Weighted average discount rate	6.9%

Future minimum lease payments under non-cancellable leases as of September 30, 2020:

Operating Leases
Remainder of 2020	$20.1
2021	69.9
2022	46.7
2023	36.1
2024	25.2
Thereafter	24.6
Total minimum lease payments	$222.6
Less: imputed interest	(30.2)
Total	$192.4

6. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	September 30, 2020	December 31, 2019
Raw materials	$279.9	$240.1
Work in process	148.7	121.6
Finished goods	675.9	614.2
	$1,104.5	$975.9

Accrued and Other Liabilities

	September 30, 2020	December 31, 2019
Compensation and employee benefit liabilities	$268.4	$187.3
Operating lease liabilities	62.5	61.7
Accrued interest	59.3	97.8
Deferred revenue	99.0	82.6
Accrued royalties	40.2	63.9
Product warranty accrual	45.0	42.8
Restructuring reserve	36.0	24.0
Income taxes payable	15.4	15.8
Value-added taxes payable	28.6	27.3
Contract manufacturing liability	39.4	25.4
Patent claims and litigation	47.1	70.1
Other	137.4	163.3
	$878.3	$862.0

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Foreign currency translation
Balance at beginning of period	$(227.7)	$(140.4)	$(162.7)	$(140.5)
Other comprehensive income (loss)	63.7	(76.6)	(1.3)	(78.2)
Amounts reclassified from AOCL	—	—	—	1.7
Balance at end of period	$(164.0)	$(217.0)	$(164.0)	$(217.0)

Hedging instruments
Balance at beginning of period	$(21.8)	$(13.3)	$(8.9)	$(1.4)
Other comprehensive income (loss)	(9.0)	7.9	(21.9)	(4.0)
Balance at end of period	$(30.8)	$(5.4)	$(30.8)	$(5.4)

Defined benefit plan activity
Balance at beginning of period	$(25.9)	$(17.4)	$(25.4)	$(17.3)
Amounts reclassified from AOCL	(0.1)	(0.1)	(0.6)	(0.2)
Balance at end of period	$(26.0)	$(17.5)	$(26.0)	$(17.5)
Net AOCL at end of period	$(220.8)	$(239.9)	$(220.8)	$(239.9)

Amounts reclassified from net AOCL related to foreign currency translation and defined benefit plans are recorded in other income (expense), net in the Condensed Consolidated Statements of Operations.

Cash Flow Information

	Nine Months Ended
	September 30,
	2020	2019
Cash paid during the period for:
Income taxes, net of refunds	$61.8	$82.5
Interest	451.8	353.3

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

7. FINANCING

	September 30, 2020	December 31, 2019
7.125% senior notes due July 2028	$700.0	$—
5.00% senior notes due March 2027	750.0	750.0
8.25% senior notes due March 2027	1,000.0	1,000.0
6.00% senior notes due June 2025	1,400.0	1,500.0
5.50% senior notes due June 2024	—	650.0
5.00% senior notes due June 2021	—	150.0
6.00% senior secured notes due March 2026	1,500.0	1,500.0
5.50% senior secured notes due March 2024	1,250.0	1,250.0
Senior secured term loan due April 2026	3,168.0	3,192.0
Senior secured revolving credit facility	—	—
Total principal amount of debt	$9,768.0	$9,992.0
Less: Original issue discount, net of amortization	(25.9)	(29.2)
Less: Debt issuance costs, net of amortization	(120.8)	(130.4)
Less: Current portion	(32.0)	(32.0)
Total long-term debt	$9,589.3	$9,800.4

See Note 8 in the Notes to Consolidated Financial Statements in the 2019 Annual Report for additional information on the terms and conditions of the Company’s debt obligations except the new 7.125% senior notes due 2028 (the 2028 Notes), which are described below.

In August 2020, the Company redeemed $100.0 million aggregate principal amount of the 6.00% senior notes due 2025 (the 2025 Notes). The redemption of the 2025 Notes resulted in a charge of $3.0 million which is reflected in other income (expense), net during the three and nine months ended September 30, 2020. In connection with the redemption, $1.3 million of debt issuance costs was written off and included in interest expense during the three and nine months ended September 30, 2020.

7.125% Senior Notes due July 2028

On July 1, 2020, the Company issued $700.0 million aggregate principal amount of the 2028 Notes. The Company will pay interest on the 2028 Notes semi-annually in arrears on July 1 and January 1 of each year, commencing on January 1, 2021. Unless repurchased or redeemed earlier, the 2028 Notes will mature on July 1, 2028. The 2028 Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended (the Securities Act), to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside of the United States in reliance on Regulation S under the Securities Act. The Company used the net proceeds from the offering of the 2028 Notes, together with cash on hand, to redeem and retire all of the outstanding 5.00% senior notes due 2021 (the 2021 Notes) and the outstanding 5.50% senior notes due 2024 (the 2024 Notes) and pay fees and expenses related to the transaction. The redemption of the 2024 Notes resulted in a charge of $11.9 million which is reflected in other income (expense), net during the three and nine months ended September 30, 2020. In connection with the redemptions of the 2021 Notes and the 2024 Notes, including the $100.0 million redemption of the 2021 Notes in February 2020, $4.7 million and $5.0 million of debt issuance costs were written off and included in interest expense during the three and nine months ended September 30, 2020, respectively.

The 2028 Notes are guaranteed on a senior unsecured basis by each of CommScope, Inc.’s existing and future wholly owned domestic restricted subsidiaries that is an obligor under the senior secured credit facilities or certain other capital markets debt, subject to certain exceptions. The 2028 Notes and the related guarantees rank senior in right of payment to all of CommScope, Inc.’s and the guarantors’ subordinated indebtedness and equally in right of payment with all of CommScope, Inc.’s and the guarantors’ senior indebtedness (without giving effect to collateral arrangements). The 2028 Notes and the related guarantees are effectively junior to all of CommScope, Inc.’s and the guarantors’ existing and future secured indebtedness to the extent of the value of the assets securing such secured indebtedness. In addition, the 2028 Notes and related guarantees are structurally subordinated to all existing and future liabilities (including trade payables) of CommScope, Inc.’s subsidiaries that do not guarantee the 2028 Notes.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The 2028 Notes may be redeemed prior to maturity under certain circumstances. Upon certain change of control events, the 2028 Notes may be redeemed at the option of the holders at 101% of their principal amount, plus accrued and unpaid interest. The 2028 Notes may be redeemed by CommScope, Inc. on or after July 1, 2023 at the redemption prices specified in the indenture governing the 2028 Notes. Prior to July 1, 2023, the 2028 Notes may be redeemed by CommScope, Inc. at a redemption price equal to 100% of their principal amount, plus a make-whole premium (as specified in the indenture governing the 2028 Notes), plus accrued and unpaid interest. Prior to July 1, 2023, under certain circumstances, CommScope, Inc. may also redeem up to 40% of the aggregate principal amount of the 2028 Notes at a redemption price of 107.125%, plus accrued and unpaid interest, using the proceeds of certain equity offerings.

In connection with issuing the 2028 Notes, the Company incurred costs of $11.6 million during the three and nine months ended September 30, 2020 which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the 2028 Notes.

Senior Secured Credit Facilities

In April 2020, the Company borrowed $250.0 million under the senior secured asset-based revolving credit facility (the Revolving Credit Facility). The Company repaid the $250.0 million, plus accrued interest, in July 2020. As of September 30, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility and had availability of $733.6 million, after giving effect to borrowing base limitations and outstanding letters of credit.

During the three and nine months ended September 30, 2020, the Company made quarterly scheduled amortization payments of $8.0 million and $24.0 million, respectively, on the senior secured term loan due in 2026 (the 2026 Term Loan). The current portion of long-term debt reflects $32.0 million of repayments due under the 2026 Term Loan.

No portion of the 2026 Term Loan was reflected as a current portion of long-term debt as of September 30, 2020 related to the potentially required excess cash flow payment because the amount that may be payable in 2021, if any, cannot currently be reliably estimated.

Other Matters

The following table summarizes scheduled maturities of long-term debt as of September 30, 2020:

	Remainder of 2020	2021	2022	2023	2024	Thereafter
Scheduled maturities of long-term debt	$8.0	$32.0	$32.0	$32.0	$1,282.0	$8,382.0

The Company’s non-guarantor subsidiaries held $2,533 million, or 19%, of total assets and $946 million, or 8%, of total liabilities as of September 30, 2020 and accounted for $637 million, or 29% and $1,834 million, or 29%, of net sales for the three and nine months ended September 30, 2020, respectively. As of December 31, 2019, the non-guarantor subsidiaries held $3,773 million, or 26%, of total assets and $714 million, or 6%, of total liabilities. For the three and nine months ended September 30, 2019, the non-guarantor subsidiaries accounted for $399 million, or 17%, and $1,770 million, or 29%, of net sales, respectively. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap, and the amortization of debt issuance costs and original issue discount, was 5.87% and 6.17% at September 30, 2020 and December 31, 2019, respectively.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

8. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate derivatives and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of September 30, 2020 and December 31, 2019 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate derivatives and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate derivatives and foreign currency contracts as of September 30, 2020 and December 31, 2019, are as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$5.5	$5.5	$10.7	$10.7	Level 2
Liabilities:
7.125% senior notes due 2028	$700.0	$722.8	$—	$—	Level 2
5.00% senior notes due 2027	750.0	720.0	750.0	696.4	Level 2
8.25% senior notes due 2027	1,000.0	1,040.0	1,000.0	1,052.5	Level 2
6.00% senior notes due 2025	1,400.0	1,415.5	1,500.0	1,501.7	Level 2
5.50% senior notes due 2024	—	—	650.0	656.0	Level 2
5.00% senior notes due 2021	—	—	150.0	149.9	Level 2
6.00% senior secured notes due 2026	1,500.0	1,560.0	1,500.0	1,595.6	Level 2
5.50% senior secured notes due 2024	1,250.0	1,281.6	1,250.0	1,302.1	Level 2
Senior secured term loan due 2026	3,168.0	3,092.8	3,192.0	3,219.9	Level 2
Senior secured revolving credit facility	—	—	—	—	Level 2
Foreign currency contracts	9.4	9.4	5.9	5.9	Level 2
Interest rate swap contracts	33.8	33.8	16.3	16.3	Level 2

Non-Recurring Fair Value Measurements

During the three and nine months ended September 30, 2020, the Company recorded a pretax impairment charge of $2.6 million related to right of use operating lease assets associated with restructuring activities (see Note 10). The fair value of the right of use assets was determined using a discounted cash flow (DCF) model where the fair value was based upon the present value of the anticipated sublease cash flows utilizing information gathered from third party analysis. The inputs in the DCF model were Level 3 inputs.

During the second quarter of 2020, the Company recorded a pretax goodwill impairment charge of $206.7 million related to the Home Networks reporting unit in the Home segment (see Note 3). The fair value of the reporting unit was determined as of May 31, 2020 using a DCF model. Under the DCF method, the fair value of a reporting unit is based on the present value of estimated future cash flows. The inputs to the DCF model were Level 3 valuation inputs.

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

The Home segment comprises the former Consumer Premises Equipment business and focuses on the future of the connected home and connected devices inside the home. The segment includes subscriber-based solutions that support broadband and video applications connecting cable, telecommunications and satellite service providers to a customer’s home and adds wireless connectivity or other wired connections integrating in-home devices together to enable the consumption of internet-based services and the delivery of broadcast, streamed and stored video to televisions and other connected devices. The broadband offerings in the Home segment include devices that provide residential connectivity to a service provider’s network, such as digital subscriber line and cable modems and telephony and data gateways which incorporate routing and Wi-Fi functionality. Video offerings include set top boxes that support cable, satellite and IPTV content delivery and include products such as digital video recorders, high definition set top boxes and hybrid set top devices.

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

The following table provides summary financial information by reportable segment:

	September 30, 2020	December 31, 2019
Identifiable segment-related assets:
Broadband	$6,494.5	$6,681.1
Home	1,763.3	2,178.7
OWN	1,237.2	1,394.1
VCN	3,385.1	3,476.4
Total identifiable segment-related assets	12,880.1	13,730.3
Reconciliation to total assets:
Cash and cash equivalents	582.8	598.2
Deferred income tax assets	238.1	103.1
Total assets	$13,701.0	$14,431.6

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

The following table provides net sales, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales:
Broadband	$820.9	$694.8	$2,106.3	$1,690.7
Home	563.6	826.4	1,789.1	1,715.4
OWN	271.8	334.4	949.0	1,183.4
VCN	511.8	524.6	1,459.7	1,456.9
Consolidated net sales	$2,168.1	$2,380.2	$6,304.1	$6,046.4

Segment adjusted EBITDA:
Broadband	$204.2	$153.5	$427.2	$329.6
Home	28.5	59.7	75.8	121.8
OWN	53.6	75.3	218.4	312.6
VCN	55.6	81.3	131.6	209.8
Total segment adjusted EBITDA	341.9	369.8	853.0	973.8
Amortization of intangible assets	(158.1)	(163.9)	(473.5)	(387.3)
Restructuring costs, net	(40.3)	(19.5)	(83.6)	(78.3)
Equity-based compensation	(34.0)	(28.0)	(90.0)	(58.7)
Asset impairments	—	—	(206.7)	—
Transaction and integration costs	(4.8)	(2.2)	(17.8)	(189.8)
Acquisition accounting adjustments	(5.1)	(108.7)	(15.8)	(272.9)
Patent claims and litigation	1.4	(55.0)	(11.4)	(55.0)
Executive severance	(6.3)	—	(6.3)	—
Depreciation	(38.9)	(43.3)	(118.7)	(101.0)
Consolidated operating income (loss)	$55.8	$(50.8)	$(170.8)	$(169.2)

Depreciation expense:
Broadband	$14.8	$17.7	$44.8	$39.4
Home	8.3	10.7	26.3	20.1
OWN	4.1	4.3	12.7	13.2
VCN	11.7	10.6	34.9	28.3
Consolidated depreciation expense	$38.9	$43.3	$118.7	$101.0

Additions to property, plant and equipment:
Broadband	$11.1	$10.1	$32.7	$28.2
Home	3.7	1.5	10.7	3.9
OWN	6.1	2.8	12.9	12.2
VCN	4.9	9.9	17.2	28.0
Consolidated additions to property, plant and equipment	$25.8	$24.3	$73.5	$72.3

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 39.2% and 38.3% of total net sales for the three and nine months ended September 30, 2020, respectively, compared to 39.8% and 40.9% of total net sales for the three and nine months ended September 30, 2019, respectively. Sales by geographic region, based on the destination of product shipments, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$1,318.2	$1,432.7	$3,892.3	$3,572.5
Europe, Middle East and Africa	407.3	423.1	1,161.4	1,124.3
Asia Pacific	219.1	251.3	598.5	665.9
Caribbean and Latin America	149.9	187.6	432.3	476.5
Canada	73.6	85.5	219.6	207.2
Consolidated net sales	$2,168.1	$2,380.2	$6,304.1	$6,046.4

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

The Company’s net pretax restructuring charges, by segment, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Broadband	$11.7	$5.4	$16.9	$31.1
Home	3.8	6.8	27.9	21.9
OWN	5.9	1.1	9.8	6.9
VCN	18.9	6.2	29.0	18.4
Total	$40.3	$19.5	$83.6	$78.3

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	September 30, 2020	December 31, 2019
Accrued and other liabilities	$36.0	$24.0
Other noncurrent liabilities	5.2	4.4
Total liability	$41.2	$28.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

ARRIS Integration Restructuring Actions

In anticipation of and following the Acquisition, the Company initiated a series of restructuring actions, which are currently ongoing, to integrate and streamline operations and achieve cost synergies. The activity within the liability established for the ARRIS integration restructuring actions was as follows:

	Employee- Related Costs	Other Associated Costs	Total
Balance at June 30, 2020	$25.5	$1.7	$27.2
Additional charge recorded	37.1	3.2	40.3
Cash paid	(23.5)	(1.3)	(24.8)
Non-cash items	—	(2.6)	(2.6)
Balance at September 30, 2020	$39.1	$1.0	$40.1

Balance at December 31, 2019	$23.1	$2.0	$25.1
Additional charge recorded	80.1	3.5	83.6
Cash paid	(64.1)	(1.6)	(65.7)
Non-cash items	—	(2.9)	(2.9)
Balance at September 30, 2020	$39.1	$1.0	$40.1

The ARRIS integration actions include headcount reductions in manufacturing, sales, engineering, marketing and administrative functions. The Company expects to make cash payments of $16.9 million during the remainder of 2020 and additional cash payments of $23.2 million between 2021 and 2022 to settle the announced ARRIS integration initiatives. The Company has recognized restructuring charges of $169.7 million since the Acquisition for integration and synergy actions. Additional restructuring actions related to the ARRIS integration are expected to be identified and the resulting charges and cash requirements are expected to be material.

In addition, during the three and nine months ended September 30, 2020, other associated costs include a $2.6 million impairment of operating lease right of use assets related to ceasing use and consolidating operations at certain locations as part of restructuring activities. This impairment expense is included in restructuring costs, net on the Company's Condensed Consolidated Statements of Operations. Prior to recording these impairments, the carrying value of the right of use assets related to these properties was $5.1 million. The Company estimated that the fair market value of the remaining right of use assets after impairment was $2.5 million.

BNS Integration Restructuring Actions

Following the acquisition of the Broadband Network Solutions (BNS) business in 2015, the Company initiated a series of restructuring actions to integrate and streamline operations and achieve cost synergies. The BNS integration actions included the announced closures or reduction in activities at various U.S. and international facilities as well as headcount reductions in sales, marketing and administrative functions. The Company has recognized restructuring charges of $153.0 million since the BNS acquisition for integration actions. No additional restructuring actions are expected in connection with the BNS integration initiatives. The Company has accrued $1.1 million for these BNS integration restructuring actions as of September 30, 2020. The Company paid $2.2 million during the nine months ended September 30, 2020 and expects to make cash payments of $0.4 million during the remainder of 2020 and additional cash payments of $0.7 million between 2021 and 2022.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Holders of the Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. Dividends can be paid in cash, in-kind through the issuance of additional shares of the Convertible Preferred Stock or any combination of the two, at the Company’s option. During the three and nine months ended September 30, 2020, the Company paid dividends in-kind of $14.1 million and $41.8 million, respectively, which was recorded as additional Convertible Preferred Stock on the Condensed Consolidated Balance Sheets.

12. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of September 30, 2020, $138.3 million of total unrecognized compensation expense related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) is expected to be recognized over a remaining weighted average period of 1.4 years. There were no significant capitalized equity-based compensation costs at September 30, 2020.

The following table shows a summary of the equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Selling, general and administrative	$18.6	$17.6	$49.3	$38.5
Cost of sales	5.5	3.7	14.5	7.7
Research and development	9.9	6.7	26.2	12.5
Total equity-based compensation expense	$34.0	$28.0	$90.0	$58.7

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

The following table summarizes the stock option activity (in millions, except per share data and years):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at June 30, 2020	9.2	$17.57
Expired	—	$—
Forfeited	(0.1)	$18.60
Options outstanding at September 30, 2020	9.1	$17.54	6.3	$6.9

Options outstanding at December 31, 2019	9.6	$17.70
Exercised	(0.1)	$8.25
Expired	(0.1)	$30.29
Forfeited	(0.3)	$20.05
Options outstanding at September 30, 2020	9.1	$17.54	6.3	$6.9
Options vested at September 30, 2020	3.9	$15.74	3.2	$6.9
Options unvested at September 30, 2020	5.2	$18.88	8.6	$—

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The exercise prices of outstanding options at September 30, 2020 were in the following ranges (in millions, except per share data and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$2.96 to $5.74	2.1	0.3	$5.74	2.1	$5.74
$5.75 to $22.99	5.7	8.6	$18.33	0.6	$17.60
$23.00 to $42.32	1.3	6.0	$33.35	1.2	$32.84
$2.96 to $42.32	9.1	6.3	$17.54	3.9	$15.74

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

There were no stock option awards granted during the three or nine months ended September 30, 2020. The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the three and nine months ended September 30, 2019.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Expected option term (in years)	6.4	6.3
Risk-free interest rate	1.6%	2.2%
Expected volatility	40.0%	40.0%
Weighted average exercise price	$12.20	$18.47
Weighted average fair value at grant date	$5.21	$8.00

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table summarizes the RSU activity (in millions, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at June 30, 2020	15.0	$14.28
Granted	—	$—
Vested and shares issued	(1.4)	$17.29
Forfeited	(0.6)	$14.27
Non-vested share units at September 30, 2020	13.0	$13.94

Non-vested share units at December 31, 2019	7.7	$22.30
Granted	9.6	$10.57
Vested and shares issued	(3.2)	$23.12
Forfeited	(1.1)	$16.26
Non-vested share units at September 30, 2020	13.0	$13.94

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

The following table summarizes the PSU activity (in millions, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at June 30, 2020	2.7	$7.73
Granted	—	$—
Vested and shares issued	(0.1)	$6.67
Forfeited	(0.2)	$10.00
Non-vested share units at September 30, 2020	2.4	$7.66

Non-vested share units at December 31, 2019	2.7	$12.47
Granted	0.2	$10.32
Vested and shares issued	(0.2)	$17.63
Forfeited	(0.3)	$9.26
Non-vested share units at September 30, 2020	2.4	$7.66

13. SUBSEQUENT EVENTS

On October 13, 2020, the Company informed holders of the 2025 Notes that it would redeem $100.0 million aggregate principal amount of the 2025 Notes on October 23, 2020. The redemption price included the accrued and unpaid interest up to the date of redemption. Following the redemption, $1,300.0 million aggregate principal amount of the 2025 Notes remained outstanding.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

On April 4, 2019, we completed the acquisition of ARRIS International plc (ARRIS) (the Acquisition) in an all-cash transaction with a total purchase price of approximately $7.7 billion, including debt assumed. The operations of the ARRIS business are included in our consolidated operating results for the three and nine months ended September 30, 2020 and 2019; however, for the comparative nine months ended September 30, 2019, the operations of the ARRIS business are included only from the date of the Acquisition. During the three and nine months ended September 30, 2020, we recognized $4.8 million and $17.8 million, respectively, of transaction and integration costs and $40.3 million and $83.6 million, respectively, of restructuring costs mostly related to the Acquisition and integration activities. During the three and nine months ended September 30, 2019, we recognized $2.2 million and $189.8 million, respectively, of transaction and integration costs and $19.5 million and $78.3 million, respectively, of restructuring costs related to the Acquisition and integration activities. We will continue to incur integration and restructuring costs and such costs may be material.

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

In March 2020, the World Health Organization declared the new strain of coronavirus (COVID-19) a pandemic and the United States (U.S.) declared a national emergency with respect to COVID-19. The COVID-19 pandemic has negatively impacted regional and global economies, disrupted global supply chains and created significant volatility and disruption of financial markets. The global impact of the outbreak has been rapidly evolving and certain jurisdictions, including those where we have operations, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, social distancing protocols and restrictions on types of business that may continue to operate. While we have been deemed an “essential” (or equivalent) business in many jurisdictions and, therefore, have been permitted to continue most of our operations in those jurisdictions, the impact of the COVID-19 pandemic on our operational and financial performance has included temporary closures of our facilities and the facilities of certain of our customers, suppliers and other vendors in our supply chain. We have taken measures to protect the health and safety of our employees, including implementing new and increased cleaning procedures, health screenings, safety protocols and social distancing requirements where appropriate, work with our customers and vendors to minimize potential disruptions and support our community in addressing the challenges posed by this global pandemic.

The COVID-19 outbreak has negatively impacted our financial performance during the three and nine months ended September 30, 2020, as discussed more below, particularly in our VCN, OWN and Home segments. While the impacts in the first quarter 2020 were primarily related to supply constraints due to the shutdown of our factories in Suzhou, China, the second and third quarters reflected a combination of changes in demand, business continuity costs and supply constraints. Currently, most CommScope factories are fully operational, but we have experienced periodic, temporary factory closures in certain jurisdictions due to health concerns. From a demand standpoint, the impact has been mixed with network strain driving increased demand for our Broadband products, while VCN has been negatively impacted due to social distancing measures and the general economic slowdown. We currently expect the decline in revenue caused by the economic slowdown due to COVID-19 to persist through 2020. Additionally, we have taken a number of actions to reduce our operating costs and manage our balance sheet in light of the COVID-19 pandemic, including headcount reductions, improved working capital management, lower capital spending and suspension of certain discretionary spending.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. We have considered the impact of the economic slowdown on our evaluation of our significant estimates, including goodwill impairment indicators and credit losses, as of September 30, 2020. Although no indicators of goodwill impairment or significant changes in credit risk were identified as of September 30, 2020, it is possible credit losses could emerge as the impact of the crisis becomes clearer and those losses could be material. See the discussion below under “Critical Accounting Policies” for more information regarding the interim goodwill impairment test performed during the second quarter of 2020.

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

During the second quarter of 2020, we determined that indicators of impairment existed for our Home Networks reporting unit due to lower projected operating results, primarily driven by the accelerated decline in demand for video devices. This trend was projected to continue as consumers adopt the use of other streaming applications and was further impacted negatively by the macro-economic effects of COVID-19. Accordingly, we assessed the fair value of our Home Networks reporting unit as of May 31, 2020 and recorded a goodwill impairment charge of $206.7 million in the Home segment. This reflects a full impairment of the remaining goodwill in the Home segment, and as such, the Home segment has no remaining goodwill balance as of September 30, 2020.

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

While no indicators of impairment existed for our other reporting units during the nine months ended September 30, 2020, we believe our Enterprise and Network and Cloud (N&C) reporting units could be at risk due to continued challenges in operating results and our ability to grow these businesses. The Enterprise reporting unit is in our VCN segment and the N&C reporting unit is in our Broadband segment. If assumed net sales and cash flow projections are not achieved in future periods, it is possible that the goodwill of these or other reporting units could be deemed to be impaired and the impairment could be material.

Other Developments

There have been no changes in our critical accounting policies as disclosed in our 2019 Annual Report. See Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements for discussion of our adoption of Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, as of January 1, 2020. Our allowance for doubtful accounts is a significant accounting estimate and while the adoption of this new guidance impacted our allowance for doubtful accounts policy, it did not materially impact the estimate of our allowance for doubtful accounts. There were no other changes in our significant accounting estimates as disclosed in our 2019 Annual Report.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Three Months Ended
	September 30,
	2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,168.1	100.0%	$2,380.2	100.0%	$(212.1)	(8.9)%
Gross profit	735.5	33.9	609.9	25.6	125.6	20.6
Operating income (loss)	55.8	2.6	(50.8)	(2.1)	106.6	NM
Non-GAAP adjusted EBITDA (1)	341.9	15.8	369.8	15.5	(27.9)	(7.5)
Net loss	(116.3)	(5.4)%	(156.5)	(6.6)%	40.2	NM
Diluted loss per share	$(0.66)		$(0.88)		$0.22	NM

	Nine Months Ended
	September 30,
	2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$6,304.1	100.0%	$6,046.4	100.0%	$257.7	4.3%
Gross profit	2,032.8	32.2	1,667.9	27.6	364.9	21.9
Operating income (loss)	(170.8)	(2.7)	(169.2)	(2.8)	(1.6)	NM
Non-GAAP adjusted EBITDA (1)	853.0	13.5	973.8	16.1	(120.8)	(12.4)
Net loss	(597.3)	(9.5)%	(492.8)	(8.2)%	(104.5)	NM
Diluted loss per share	$(3.26)		$(2.70)		$(0.56)	NM

(1)	See “Reconciliation of Non-GAAP Measures.”

NM – Not meaningful

Net sales

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Net sales	$2,168.1	$2,380.2	$(212.1)	(8.9)%	$6,304.1	$6,046.4	$257.7	4.3%
Domestic	1,318.2	1,432.7	(114.5)	(8.0)	3,892.3	3,572.5	319.8	9.0
International	849.9	947.5	(97.6)	(10.3)	2,411.8	2,473.9	(62.1)	(2.5)

Net sales for the three months ended September 30, 2020 decreased compared to the prior year period by $262.8 million in the Home segment, $62.6 million in the OWN segment and $12.8 million in the VCN segment. The declines in the Home and OWN segments were driven primarily by a slowdown in sales to both U.S. and international service provider customers as demand for video products and wireless network equipment decreased. The decline in the VCN segment was driven by decreases in sales of enterprise products. Net sales in the Broadband segment increased $126.1 million for the three months ended September 30, 2020 due to increased demand for both Network Cable and Connectivity (NCC) and N&C products. Net sales for the nine months ended September 30, 2020 increased primarily due to the increase of approximately $559 million related to the ARRIS business because the prior year period only included net sales since the April 4, 2019 acquisition date. This increase was partially offset by declines in the existing CommScope businesses primarily due to lower sales to wireless service providers and enterprise customers.

From a regional perspective, for the three months ended September 30, 2020, net sales were lower compared to the prior year period across all regions, including decreases of $114.5 million in the U.S., $37.7 million in the Caribbean and Latin American (CALA) region, $32.2 million in the Asia Pacific (APAC) region, $15.8 million in the Europe, Middle East and Africa (EMEA) region and $11.9 million in Canada. From a regional perspective, for the nine months ended September 30, 2020, net sales were higher across all regions except for the APAC and CALA regions due to the Acquisition. Excluding the ARRIS business, for the nine months ended September 30, 2020, net sales were lower compared to the prior year period across all regions, including decreases of approximately $113 million in the APAC region, $98 million in the EMEA region, $45 million in the CALA region, $36 million in the U.S. and $9 million in Canada.

We believe lower demand caused by COVID-19 reduced our net sales during the three and nine months ended September 30, 2020. While it is difficult to quantify the demand impacts, we believe the most significant reductions in demand related to COVID-19 for both the three and nine months ended September 30, 2020 were in our VCN segment. We do not believe that supply chain disruptions related to COVID-19 materially impacted net sales during the three months ended September 30, 2020, but we estimate that supply chain disruptions reduced revenue by approximately $90 million during the first half of 2020. Management currently expects the decline in net sales caused by the economic slowdown to persist through the remainder of 2020.

Net sales to customers located outside of the U.S. comprised 39.2% and 38.3% of total net sales for the three and nine months ended September 30, 2020, respectively, compared to 39.8% and 40.9% for the three and nine months ended September 30, 2019, respectively. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Gross profit	$735.5	$609.9	$125.6	20.6%	$2,032.8	$1,667.9	$364.9	21.9%
As a percent of sales	33.9%	25.6%			32.2%	27.6%
SG&A expense	296.7	305.8	(9.1)	(3.0)	898.7	972.0	(73.3)	(7.5)
As a percent of sales	13.7%	12.8%			14.3%	16.1%
R&D expense	184.6	171.5	13.1	7.6	541.1	399.5	141.6	35.4
As a percent of sales	8.5%	7.2%			8.6%	6.6%

Gross profit (net sales less cost of sales)

Despite lower sales, gross profit increased for the three months ended September 30, 2020 compared to the prior year period primarily due to $108.7 million of acquisition accounting adjustments in the prior year related mostly to the mark-up of inventory to its estimated fair value and $55.0 million of costs in the prior year period related to the settlement of intellectual property litigation. Excluding these adjustments, gross profit was $773.6 million, or 32.5% of sales, for the three months ended September 30, 2019, which indicates a current year decline in gross profit primarily due to lower net sales. Gross profit as a percentage of sales for the three months ended September 30, 2020 is higher than the adjusted prior period due to favorable product mix and lower material costs. Gross profit increased for the nine months ended September 30, 2020 compared to the prior year period due to the addition of the ARRIS business. Excluding the ARRIS business, gross profit decreased slightly for the nine months ended September 30, 2020 to approximately $1,059 million, or 34.9% of sales, from approximately $1,170 million, or 35.0% of sales, in the prior year primarily due to lower net sales in the existing CommScope businesses. We estimate that incremental business continuity costs related to COVID-19 reduced gross profit by $10 million during the three months ended September 30, 2020 and a combination of supply chain disruptions and business continuity costs related to COVID-19 reduced gross profit by $55 million for the nine months ended September 30, 2020.

Selling, general and administrative expense

For the three months ended September 30, 2020, selling, general and administrative (SG&A) expense decreased primarily due to the benefits from acquisition synergies and cost savings initiatives and an $8.3 million reduction in bad debt expense. These favorable impacts were offset partially by an increase in variable incentive compensation and $6.3 million in executive severance costs. For the nine months ended September 30, 2020, SG&A expense decreased compared to the prior year period due to a reduction of $172.0 million in transaction and integration costs related to the Acquisition. Excluding transaction and integration costs, SG&A expense for the nine months ended September 30, 2020 increased primarily due to the addition of SG&A expense of approximately $117 million related to the ARRIS business. When compared to the prior year period, SG&A expense for the nine months ended September 30, 2020 benefitted from acquisition synergies and other cost savings initiatives offset partially by higher variable incentive compensation.

Research and development expense

For the three months ended September 30, 2020, research and development (R&D) expense and R&D expense as a percentage of sales increased compared to the prior year period due to our continued investment in certain VCN segment products and higher variable compensation expense. R&D expense increased for the nine months ended September 30, 2020 compared to the prior year period due to the addition of R&D expenses of approximately $125 million related to the ARRIS business. Excluding the ARRIS business, R&D expense and R&D expense as a percentage of sales increased for the nine months ended September 30, 2020 due to our continuing investment in certain VCN segment products and higher variable incentive costs. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs, net and Asset impairments

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Amortization of purchased intangible assets	$158.1	$163.9	$(5.8)	(3.5%)	$473.5	$387.3	$86.2	22.3%
Restructuring costs, net	40.3	19.5	20.8	106.7%	83.6	78.3	5.3	6.8%
Asset impairments	—	—	—	NM	206.7	—	206.7	NM

NM – Not meaningful

Amortization of purchased intangible assets

For the three months ended September 30, 2020, amortization of purchased intangible assets was lower compared to the prior year period because certain of our intangible assets became fully amortized. The amortization of purchased intangible assets was higher in the nine months ended September 30, 2020 compared to the prior year period primarily due to the addition of approximately $90 million of amortization related to the ARRIS business. Excluding the ARRIS business, amortization decreased for the nine months ended September 30, 2020 compared to the prior year period because certain of our intangible assets became fully amortized.

Restructuring costs, net

The restructuring costs recorded in the three and nine months ended September 30, 2020 and 2019 were primarily related to integrating and preparing to integrate the ARRIS business. From a cash perspective, we paid $24.8 million and $67.9 million to settle restructuring liabilities during the three and nine months ended September 30, 2020, respectively, and expect to pay an additional $17.3 million by the end of 2020 related to restructuring actions that have been initiated. In addition, we expect to pay $23.9 million between 2021 and 2022 related to restructuring actions that have been initiated. Additional restructuring actions related to the Acquisition are expected to be identified and the resulting charges and cash requirements are expected to be material.

Asset impairments

For the three months ended September 30, 2020, we did not record any asset impairment charges other than those identified as restructuring costs because they resulted from restructuring initiatives. For the nine months ended September 30, 2020, we recorded a goodwill impairment charge of $206.7 million related to our Home Networks reporting unit within our Home segment. See the discussion above under “Critical Accounting Policies” for more information regarding the interim goodwill impairment test performed during the second quarter of 2020. We did not record any asset impairment charges during the three or nine months ended September 30, 2019.

Other income (expense), net

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Foreign currency loss	$(5.6)	$(4.1)	$(1.5)	NM	$(19.5)	$(9.7)	$(9.8)	NM
Other income (expense), net	(11.3)	5.6	(16.9)	(301.8%)	(10.7)	6.1	(16.8)	(275.4%)

NM – Not meaningful

Foreign currency loss

Foreign currency loss includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The increase in foreign currency loss for the three and nine months ended September 30, 2020 compared to the prior year periods was primarily driven by certain unhedged currencies.

Other income (expense), net

In connection with the refinancing of the 5.00% senior notes due 2021 (the 2021 Notes) and the 5.50% senior notes due 2024 (the 2024 Notes) and the redemption of $100.0 million of the 6.00% senior notes due 2025 (the 2025 Notes), as further described in Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we paid redemption premiums of $14.9 million that were included in other income (expense), net during the three and nine months ended September 30, 2020.

Interest expense, Interest income and Income taxes

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Interest expense	$(147.2)	$(160.7)	$13.5	NM	$(437.7)	$(423.5)	$(14.2)	NM
Interest income	1.3	1.8	(0.5)	(27.8%)	4.2	15.9	(11.7)	(73.6%)
Income tax (expense) benefit	(9.3)	51.7	(61.0)	(118.0%)	37.2	87.6	(50.4)	(57.5%)

NM – Not meaningful

Interest expense and interest income

Interest expense for the three months ended September 30, 2020 decreased compared to the prior year period due primarily to lower variable interest rates on our senior secured term loan due 2026 (the 2026 Term Loan) which reduced interest expense by approximately $17 million. This favorable impact was partially offset by the write-off of debt issuance costs of $6.0 million related to the refinancing of the 2021 Notes and 2024 Notes and the partial redemption of the 2025 Notes as further described in Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Interest expense for the nine months ended September 30, 2020 increased compared to the prior year period due to the financing of the Acquisition that occurred in February 2019. The increase was partially offset by lower variable interest rates and lower debt balances due to voluntary repayments in 2019 and 2020.

In March 2019, we entered into pay-fixed, receive-variable interest rate swap derivatives and designated them as cash flow hedges of interest rate risk. These swaps effectively fixed the interest rate on a portion the 2026 Term Loan. The total notional amount of the interest rate swap derivatives as of September 30, 2020 was $600 million with outstanding maturities of up to forty-two months.

Our weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap and the amortization of debt issuance costs and original issue discount, was 5.87% at September 30, 2020, 6.17% at December 31, 2019 and 6.18% at September 30, 2019.

Interest income decreased during the nine months ended September 30, 2020 primarily due to $10.9 million of interest earned on the proceeds of the acquisition-related debt that were held in an interest-bearing escrow account in the prior year period until the Acquisition date.

Income tax expense

For the three months ended September 30, 2020, our effective tax rate was (8.7)% and we recognized income tax expense of $9.3 million on a pretax loss of $107.0 million. The income tax expense on our pretax loss was driven by $19.2 million of tax expense related to a foreign tax rate change. For the nine months ended September 30, 2020, our effective tax rate was 5.9% and we recognized a tax benefit of $37.2 million on a pretax loss of $634.5 million. Our tax benefit was less than the statutory rate of 21.0% in the nine months ended September 30, 2020 primarily due to a goodwill impairment charge of $206.7 million, for which minimal tax benefits were recorded, $22.7 million of tax expense related to state valuation allowances and $19.2 million in income tax expense related to a foreign tax rate change. For both the three and nine months ended September 30, 2020, the Company’s tax rate was also impacted favorably by federal tax credits and unfavorably by U.S. anti-deferral provisions and foreign withholding taxes. Excess tax costs of $1.2 million and $9.0 million related to equity compensation awards also impacted the income taxes unfavorably for the three and nine months ended September 30, 2020, respectively.

Our effective income tax rate was 24.8% and 15.1% for the three and nine months ended September 30, 2019, respectively. We recognized a tax benefit of $51.7 million on a pretax loss of $208.2 million and a tax benefit of $87.6 million on a pretax loss of $580.4 million, respectively. For the three and nine months ended September 30, 2019, our tax benefit was impacted favorably by federal tax credits, benefits recognized from adjustments related to prior years’ tax returns and the expiration of statutes of limitations on various uncertain tax positions and impacted unfavorably by U.S. anti-deferral provisions and foreign withholding taxes. Excess tax costs related to equity-based compensation awards had an unfavorable impact on our tax benefit of $1.1 million and $1.5 million for the three and nine months ended September 30, 2019, respectively.

Segment Results

	Three Months Ended
	September 30,
	2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions)
Net sales by segment:
Broadband	$820.9	37.9%	$694.8	29.2%	$126.1	18.1%
Home	563.6	26.0	826.4	34.7	(262.8)	(31.8)
OWN	271.8	12.5	334.4	14.0	(62.6)	(18.7)
VCN	511.8	23.6	524.6	22.0	(12.8)	(2.4)
Consolidated net sales	$2,168.1	100.0%	$2,380.2	100.0%	$(212.1)	(8.9)%

Operating income (loss) by segment:
Broadband	$76.7	9.3%	$(13.0)	(1.9)%	$89.7	NM
Home	(3.7)	(0.7)	3.8	0.5	(7.5)	NM
OWN	26.0	9.6	(2.2)	(0.7)	28.2	(1,281.8)%
VCN	(43.2)	(8.4)	(39.4)	(7.5)	(3.8)	NM
Consolidated operating income (loss)	$55.8	2.6%	$(50.8)	(2.1)%	$106.6	NM

Adjusted EBITDA by segment:
Broadband	$204.2	24.9%	$153.5	22.1%	$50.7	33.0%
Home	28.5	5.1	59.7	7.2	(31.2)	(52.3)
OWN	53.6	19.7	75.3	22.5	(21.7)	(28.8)
VCN	55.6	10.9	81.3	15.5	(25.7)	(31.6)
Non-GAAP consolidated adjusted EBITDA (1)	$341.9	15.8%	$369.8	15.5%	$(27.9)	(7.5)%

	Nine Months Ended
	September 30,
	2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions)
Net sales by segment:
Broadband	$2,106.3	33.4%	$1,690.7	28.0%	$415.6	24.6%
Home	1,789.1	28.4	1,715.4	28.4	73.7	4.3
OWN	949.0	15.1	1,183.4	19.6	(234.4)	(19.8)
VCN	1,459.7	23.2	1,456.9	24.1	2.8	0.2
Consolidated net sales	$6,304.1	100.0%	$6,046.4	100.0%	$257.7	4.3%

Operating income (loss) by segment:
Broadband	$67.5	3.2%	$(180.2)	(10.7)%	$247.7	NM
Home	(281.0)	(15.7)	(21.2)	(1.2)	(259.8)	NM
OWN	146.5	15.4	173.2	14.6	(26.7)	(15.4)%
VCN	(103.8)	(7.1)	(141.0)	(9.7)	37.2	NM
Consolidated operating loss	$(170.8)	(2.7)%	$(169.2)	(2.8)%	$(1.6)	NM

Adjusted EBITDA by segment:
Broadband	$427.2	20.3%	$329.6	19.5%	$97.6	29.6%
Home	75.8	4.2	121.8	7.1	(46.0)	(37.8)
OWN	218.4	23.0	312.6	26.4	(94.2)	(30.1)
VCN	131.6	9.0	209.8	14.4	(78.2)	(37.3)
Non-GAAP consolidated adjusted EBITDA (1)	$853.0	13.5%	$973.8	16.1%	$(120.8)	(12.4)%

(1)	See “Reconciliation of Non-GAAP Measures.”

Note: Components may not sum to total due to rounding.

NM – Not meaningful

Broadband Networks Segment

Our Broadband segment provides an end-to-end product portfolio serving the telco and cable provider broadband market. The segment brings together the NCC business with the N&C business. The Broadband segment includes converged cable access platform, passive optical networking, video systems, access technologies, fiber and coaxial cable, fiber and copper connectivity and hardened closures.

Net sales for the Broadband segment increased for the three months ended September 30, 2020 compared to the prior year period due to increased demand for both our NCC and N&C products. From a regional perspective, for the three months ended September 30, 2020, net sales increased in the U.S. by $110.8 million, in the EMEA region by $17.5 million and in the APAC region by $13.5 million but decreased in the CALA region by $8.6 million and in Canada by $7.1 million. Broadband segment net sales were higher in the nine months ended September 30, 2020 compared to the prior year period primarily as a result of the Acquisition. For the nine months ended September 30, 2020 and 2019, incremental net sales from the ARRIS business were approximately $1,093 million and $708 million, respectively. From a regional perspective, for the nine months ended September 30, 2020, excluding the ARRIS business, Broadband segment net sales increased approximately $95 million in the U.S. but decreased across all other major regions, including decreases of approximately $33 million in the APAC region, $24 million in the CALA region, $4 million in Canada and $3 million in the EMEA region. Supply constraints related to the COVID-19 pandemic negatively affected Broadband segment net sales during the first half of 2020; however, we believe the segment also benefitted from increased demand for certain of its products. Management currently expects that the impact from COVID-19 will not significantly affect the Broadband segment for the remainder of 2020.

For the three months ended September 30, 2020, Broadband segment operating income increased compared to the prior year period primarily due to reductions of $54.9 million in acquisition accounting adjustments related to the mark-up of inventory to its estimated fair value and deferred revenue as well as increased sales volumes. For the nine months ended September 30, 2020, Broadband segment operating income was favorably impacted by reductions in acquisition accounting adjustments of $129.1 million, reductions in transaction and integration costs of $112.2 million and reductions in restructuring costs of $14.9 million. Transaction and integration costs, acquisition accounting adjustments and restructuring costs are not reflected in adjusted EBITDA. For the three and nine months ended September 30, 2020, Broadband segment adjusted EBITDA increased due to higher net sales, the impact of cost savings initiatives and lower material costs. Since the Broadband segment includes the acquired N&C business, both operating income and adjusted EBITDA for the nine months ended September 30, 2020 are higher than the prior year period due to the incremental period of ARRIS results included in the current year. See “Reconciliation of Segment Adjusted EBITDA” below.

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

Net sales for the Home segment decreased for the three months ended September 30, 2020 primarily due to lower sales volumes of video products to both U.S. and international service provider customers. From a regional perspective, for the three months ended September 30, 2020, sales were down across all major regions including decreases of $183.1 million in the U.S., $40.4 million in the APAC region, $35.1 million in the CALA region, $2.6 million in the EMEA region and $1.6 million in Canada. Net sales for the Home segment increased for the nine months ended September 30, 2020 because the prior year period only included net sales since the April 4, 2019 acquisition date. For the three months ended September 30, 2020, we believe the COVID-19 pandemic impacts to Home segment net sales were mostly related to demand. For the nine months ended September 30, 2020, we believe the impacts from COVID-19 were a combination of supply chain disruptions and lower demand. We anticipate ongoing softness in the Home segment for the remainder of 2020 partially due to the impacts of COVID-19 but also due to the continuing declines in demand for video products.

For the three months ended September 30, 2020, the operating loss for the Home segment increased compared to the prior year period primarily due to lower sales volumes partially offset by the release of a $23.6 million accrual related to a patent royalty matter that was settled for less than anticipated. For the nine months ended September 30, 2020, the Home segment operating loss increased compared to the prior year period primarily due to the goodwill impairment charge of $206.7 million in the current year period offset partially by a $25.9 million reduction in acquisition accounting adjustments mainly related to the mark-up of inventory to its estimated fair value as well as the $23.6 million release discussed above. Asset impairments, acquisition accounting adjustments and a portion of the patent and litigation settlement described above are not reflected in adjusted EBITDA. Of the $23.6 million patent royalty accrual release, $15.1 million related to pre-acquisition sales and was excluded from the calculation of adjusted EBITDA; the remaining $8.5 million release provided a benefit to Home segment adjusted EBITDA in the three and nine months ended September 30, 2020. Despite that benefit, Home segment adjusted EBITDA decreased for the three and nine months ended September 30, 2020 primarily due to lower sales offset partially by lower material costs. See “Reconciliation of Segment Adjusted EBITDA” below.

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

OWN segment net sales decreased during the three and nine months ended September 30, 2020 compared to the prior year periods primarily due to a slowdown in sales of wireless network equipment to both U.S. and international service provider customers. From a regional perspective, for the three and nine months ended September 30, 2020, OWN segment net sales were lower across all regions, except the CALA region for the three month period, and were primarily driven by decreases in the U.S. of $53.5 million and $143.9 million, respectively, the EMEA region of $15.8 million and $51.4 million, respectively, and the APAC region of $4.6 million and $34.5 million, respectively. U.S. net sales of OWN segment products in the three and nine months ended September 30, 2019 benefitted from the build out of next generation 4G networks to support commercial and public safety markets, and that spending did not recur at the same level in 2020 periods. In addition, we believe a portion of the decline in OWN segment net sales for the three and nine months ended September 30, 2020 was caused by lower demand as a result of the macroeconomic slowdown caused by the COVID-19 pandemic. We currently believe the impact from COVID-19 could continue to negatively affect the OWN segment for the remainder of 2020.

For the three months ended September 30, 2020, OWN segment operating income increased compared to the prior year period due to the impact of a patent litigation claim settled during the prior year period for $55.0 million offset partially by lower sales in the current year period. For the nine months ended September 30, 2020, OWN segment operating income decreased due to lower net sales in the current year period partially offset by the impact of the patent litigation claim described above settled in the prior year period. Adjusted EBITDA decreased for the three and nine months ended September 30, 2020 compared to the prior year periods primarily due to the decrease in net sales. Patent litigation settlements are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Venue and Campus Networks Segment

Our VCN segment targets both public and private networks for campuses, venues, data centers and buildings. The segment combines Wi-Fi and switching, distributed antenna systems, licensed and unlicensed small cells, and enterprise fiber and copper infrastructure.

For the three months ended September 30, 2020, net sales decreased in the VCN segment as higher sales of Ruckus solutions and distributed antenna systems were more than offset by lower sales of enterprise products. From a regional perspective, for the three months ended September 30, 2020, net sales increased in the U.S. by $11.3 million but decreased across all other major regions driven by decreases of $14.9 million in the EMEA region and $6.8 million in the CALA region. VCN segment net sales were higher in the nine months ended September 30, 2020 compared to the prior year period primarily as a result of the Acquisition. For the nine months ended September 30, 2020 and 2019, incremental net sales related to the ARRIS business were approximately $384 million and $283 million, respectively. From a regional perspective, for the nine months ended September 30, 2020, excluding the ARRIS business, VCN segment net sales increased approximately $14 million in the U.S. but decreased across all other major regions, driven by decreases of approximately $46 million in the APAC region, $43 million in the EMEA region and $18 million in the CALA region. We believe the primary driver for lower VCN segment net sales for the three and nine months ended September 30, 2020 was lower demand resulting from the COVID-19 pandemic. Management currently expects the impact of COVID-19 to continue to negatively affect the VCN segment for the remainder of 2020.

For the three months ended September 30, 2020, VCN segment operating loss increased primarily due to lower sales, higher restructuring costs of $13.0 million and increased patent litigation costs of $13.7 million. These unfavorable impacts on VCN segment operating loss were partially offset by a $46.1 million reduction in acquisition accounting adjustments primarily related to the mark-up of inventory to its estimated fair value. For the nine months ended September 30, 2020, VCN segment operating loss decreased due to a $102.1 million reduction in acquisition accounting adjustments related to the mark-up of inventory to its estimated fair value as well as reductions in transaction and integration costs of $50.9 million. These favorable impacts were offset partially by the impacts of lower VCN segment net sales, higher patent litigation costs of $13.7 million and higher restructuring costs of $11.3 million. VCN segment operating results for the nine months ended September 30, 2019 only include the acquired Ruckus business after the April 4, 2019 acquisition date, which affects the segment’s comparability to the current year period. For the three and nine months ended September 30, 2020, adjusted EBITDA decreased primarily due to unfavorable product mix and, to a lesser extent, lower sales, offset partially by the impacts of cost savings initiatives. Acquisition accounting adjustments, restructuring costs, patent litigation costs and transaction and integration costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data).

	September 30, 2020	December 31, 2019	$ Change	% Change
Cash and cash equivalents	$582.8	$598.2	$(15.4)	(2.6)%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	807.0	903.6	(96.6)	(10.7)
Availability under revolving credit facility	733.6	796.8	(63.2)	(7.9)
Long-term debt, including current portion	9,621.3	9,832.4	(211.1)	(2.1)
Total capitalization (2)	10,917.2	11,668.7	(751.5)	(6.4)
Long-term debt as a percentage of total capitalization	88.1%	84.3%

(1)

Working capital consisted of current assets of $3,415.4 million less current liabilities of $2,057.6 million at September 30, 2020. Working capital consisted of current assets of $3,511.8 million less current liabilities of $2,042.0 million at December 31, 2019.

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

The primary uses of liquidity include debt service requirements (including voluntary debt repayments or redemptions), funding working capital requirements, paying acquisition integration costs, capital expenditures, paying restructuring costs, paying dividends related to the Convertible Preferred Stock if we elect to pay such dividends in cash, paying litigation claims and settlements and income tax payments. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under the Revolving Credit Facility, will be sufficient to meet our presently anticipated future cash needs. We may experience volatility in cash flows between periods due to, among other reasons, variability in the timing of vendor payments and customer receipts. We may, from time to time, borrow additional amounts under the Revolving Credit Facility or issue securities, if market conditions are favorable, to meet future cash needs or to reduce our borrowing costs.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended September 30, 2020, our pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $1,281.5 million, which included annualized synergies expected to be realized in the next two years ($45.8 million) and annualized savings expected from announced cost reduction initiatives ($59.1 million) so that the impact of the cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at September 30, 2020.

Cash and cash equivalents decreased during the nine months ended September 30, 2020 due to cash used in financing activities of $259.8 million, driven by the $800.0 million combined redemptions of the 2021 Notes and 2024 Notes and the $100.0 million partial redemption of the 2025 Notes partially offset by the issuance of $700.0 million of 7.125% senior unsecured notes due in 2028 (the 2028 Notes); cash used in investing activities of $76.8 million, driven by capital expenditures; and the unfavorable impact of exchange rates on cash of $17.3 million. These decreases were offset partially by cash generated by operating activities of $338.5 million. As of September 30, 2020, approximately 49% of our cash and cash equivalents were held outside the U.S.

Working capital, excluding cash and cash equivalents and the current portion of long-term debt, decreased during the nine months ended September 30, 2020 due to a decrease in accounts receivable due to lower sales and favorable collections partially offset by an increase in inventory. The net reduction in total capitalization during the three and nine months ended September 30, 2020 reflected the net loss for the period and the $224.0 million net reduction in gross debt.

Cash Flow Overview

	September 30,		$	%
	2020	2019	Change	Change
Net cash generated by operating activities	$338.5	$260.4	$78.1	30.0%
Net cash used in investing activities	(76.8)	(5,125.1)	5,048.3	NM
Net cash generated by (used in) financing activities	(259.8)	5,019.7	(5,279.5)	(105.2%)

NM – Not meaningful

Operating Activities

	Nine Months Ended
	September 30,
	2020	2019
Operating Activities:
Net loss	$(597.3)	$(492.8)
Adjustments to reconcile net loss to net cash generated by operating activities:
Depreciation and amortization	618.8	514.5
Equity-based compensation	90.0	58.7
Deferred income taxes	(96.6)	(172.4)
Asset impairments	206.7	—
Changes in assets and liabilities:
Accounts receivable	200.9	165.3
Inventories	(130.3)	356.3
Prepaid expenses and other assets	32.2	63.8
Accounts payable and other liabilities	(25.0)	(228.0)
Other	39.1	(5.0)
Net cash generated by operating activities	$338.5	$260.4

During the nine months ended September 30, 2020, operating cash flows increased compared to the prior year period due to the Acquisition, which was included in the prior year period only since April 4, 2019, as well as a year-over-year reduction of $187.8 million in cash paid for transaction and integration costs related to the Acquisition. These increases in cash generation were offset partially by $98.5 million in additional interest paid in the current year period as a result of the Acquisition-related debt as well as $66.2 million paid in the current year period related to patent claims and litigation.

Investing Activities

	Nine Months Ended
	September 30,
	2020	2019
Investing Activities:
Additions to property, plant and equipment	$(73.5)	$(72.3)
Proceeds from sale of property, plant and equipment	0.2	1.2
Proceeds from sale of long-term investments	—	9.3
Cash paid for ARRIS acquisition, net of cash acquired	—	(5,053.4)
Cash paid for Cable Exchange acquisition	(3.5)	(11.0)
Other	—	1.1
Net cash used in investing activities	$(76.8)	$(5,125.1)

During the nine months ended September 30, 2020, our investment in property, plant and equipment was relatively unchanged despite the incremental time the ARRIS business was owned in the current year, as management intentionally slowed capital spending in light of the economic uncertainty caused by the COVID-19 pandemic. Our investments in property, plant and equipment were primarily related to supporting improvements in manufacturing operations, including expanding production capacity and investing in information technology, including software developed for internal use. During the nine months ended September 30, 2020 and 2019, we paid $3.5 million and $11.0 million, respectively, related to our August 2017 acquisition of Cable Exchange. The payment in the third quarter 2020 was the final payment related to the Cable Exchange acquisition. During the nine months ended September 30, 2019, we paid $5.1 billion, net of cash acquired, using a combination of cash on hand, proceeds from the issuance of long-term debt and proceeds from the issuance of the Convertible Preferred Stock to fund the Acquisition.

Financing Activities

	Nine Months Ended
	September 30,
	2020	2019
Financing Activities:
Long-term debt repaid	$(1,174.0)	$(2,753.3)
Long-term debt proceeds	950.0	6,933.0
Debt issuance costs	(11.6)	(120.8)
Debt extinguishment costs	(14.9)	—
Series A convertible preferred stock proceeds	—	1,000.0
Dividends paid on Series A convertible preferred stock	—	(29.9)
Proceeds from the issuance of common shares under equity-based compensation plans	1.0	3.0
Tax withholding payments for vested equity-based compensation awards	(10.3)	(12.3)
Net cash generated by (used in) financing activities	$(259.8)	$5,019.7

In July 2020, we issued $700.0 million of 7.125% (the 2028 Notes) and used the net proceeds from the offering to redeem and retire the $700.0 million outstanding under the 2021 Notes and the 2024 Notes. We incurred $11.6 million of debt issuance costs in connection with the issuance of the 2028 Notes. Also during the nine months ended September 30, 2020, we borrowed and repaid $250.0 million under the Revolving Credit Facility. In addition, we redeemed $100.0 million aggregate principal amount of the 2021 Notes, redeemed $100.0 million aggregate principal amount of the 2025 Notes and paid three quarterly scheduled amortization payments totaling $24.0 million on the 2026 Term Loan. We paid redemption premiums of $11.9 million to retire the 2024 Notes and $3.0 million to partially redeem the 2025 Notes. We may continue to look for favorable opportunities to refinance portions of our existing debt to lower borrowing costs, extend the term or adjust the total amount of fixed or floating-rate debt.

During the nine months ended September 30, 2019, we received net proceeds from the acquisition-related debt of approximately $6.9 billion to fund the Acquisition. We repaid $225.0 million of the senior secured term loan due 2022 in the first quarter of 2019 and we repaid the remaining balance of $261.3 million using proceeds from the 2026 Term Loan. As part of funding the Acquisition, we repaid ARRIS’ outstanding debt of $2.1 billion under its senior secured credit facilities. We also borrowed and repaid $15.0 million under the Revolving Credit Facility. In connection with the acquisition-related debt, we paid $120.8 million of debt issuance costs during the nine months ended September 30, 2019.

As of September 30, 2020, we had no outstanding borrowings under the Revolving Credit Facility and the remaining availability was $733.6 million, reflecting a borrowing base of $763.8 million reduced by $30.2 million of letters of credit issued under the Revolving Credit Facility.

During the nine months ended September 30, 2020, we received proceeds of $1.0 million related to the exercise of stock options. Also during the nine months ended September 30, 2020, employees surrendered 1.1 million shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $10.3 million. During the nine months ended September 30, 2019, we received proceeds of $3.0 million related to the exercise of stock options and employees surrendered 0.6 million shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $12.3 million.

Off-Balance Sheet Arrangements

We were not party to any significant off-balance sheet arrangements during the nine months ended September 30, 2020.

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

We also believe presenting these non-GAAP results for the twelve months ended September 30, 2020 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the nine months ended September 30, 2019 from the data for the year ended December 31, 2019 and then adding the data for the nine months ended September 30, 2020.

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

Consolidated

	Three Months		Nine Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	September 30,		September 30,		December 31,	September 30,
	2020	2019	2020	2019	2019	2020
Net loss	$(116.3)	$(156.5)	$(597.3)	$(492.8)	$(929.5)	$(1,034.0)
Income tax expense (benefit)	9.3	(51.7)	(37.2)	(87.6)	(144.5)	(94.1)
Interest income	(1.3)	(1.8)	(4.2)	(15.9)	(18.1)	(6.4)
Interest expense	147.2	160.7	437.7	423.5	577.2	591.4
Other expense (income), net	16.9	(1.5)	30.2	3.6	6.4	33.0
Operating income (loss)	$55.8	$(50.8)	$(170.8)	$(169.2)	$(508.5)	$(510.1)
Adjustments:
Amortization of purchased intangible assets	158.1	163.9	473.5	387.3	593.2	679.4
Restructuring costs, net	40.3	19.5	83.6	78.3	87.7	93.0
Equity-based compensation	34.0	28.0	90.0	58.7	90.8	122.1
Asset impairments	—	—	206.7	—	376.1	582.8
Transaction and integration costs (1)	4.8	2.2	17.8	189.8	195.3	23.3
Acquisition accounting adjustments (2)	5.1	108.7	15.8	272.9	264.2	7.1
Patent claims and litigation	(1.4)	55.0	11.4	55.0	55.0	11.4
Executive severance	6.3	—	6.3	—	—	6.3
Depreciation	38.9	43.3	118.7	101.0	143.7	161.4
Non-GAAP adjusted EBITDA	$341.9	$369.8	$853.0	$973.8	$1,297.5	$1,176.7
(1)	In 2020 and 2019, primarily reflects transaction and integration costs related to the Acquisition.
(2)

For the three and nine months ended September 30, 2020, reflects acquisition accounting adjustments related to reducing deferred revenue to its estimated fair value. For the three and nine months ended September 30, 2019, reflects acquisition accounting adjustments of $94.9 million and $240.7 million, respectively, related to the mark up of inventory to its estimated fair value and acquisition accounting adjustments of $13.8 million $32.2 million, respectively, related to reducing deferred revenue to its estimated fair value. For the year ended December 31, 2019, reflects acquisition accounting adjustments of $218.8 million related to the mark up of inventory to its estimated fair value and acquisition accounting adjustments of $45.4 million related to reducing deferred revenue to its estimated fair value.

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

Broadband Networks Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating income (loss)	$76.7	$(13.0)	$67.5	$(180.2)
Adjustments:
Amortization of purchased intangible assets	81.2	72.0	243.4	160.1
Restructuring costs, net	11.7	5.6	16.9	31.8
Equity-based compensation	13.1	11.2	34.7	22.5
Transaction and integration costs	1.7	2.0	6.1	118.3
Acquisition accounting adjustments	2.8	57.7	8.6	137.7
Patent claims and litigation	—	—	3.0	—
Executive severance	2.2	—	2.2	—
Depreciation	14.8	17.7	44.8	39.4
Adjusted EBITDA	$204.2	$153.5	$427.2	$329.6

Home Networks Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating income (loss)	$(3.7)	$3.8	$(281.0)	$(21.2)
Adjustments:
Amortization of purchased intangible assets	26.0	33.7	77.9	67.4
Restructuring costs, net	3.8	6.8	28.0	21.9
Equity-based compensation	6.5	4.9	17.3	8.5
Asset impairments	—	—	206.7	—
Transaction and integration costs	0.9	(3.5)	3.2	(2.3)
Acquisition accounting adjustments	0.5	3.3	1.4	27.3
Patent claims and litigation	(15.1)	—	(5.3)	—
Executive severance	1.2	—	1.2	—
Depreciation	8.3	10.7	26.3	20.1
Adjusted EBITDA	$28.5	$59.7	$75.8	$121.8

Outdoor Wireless Networks Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating income (loss)	$26.0	$(2.2)	$146.5	$173.2
Adjustments:
Amortization of purchased intangible assets	11.4	12.2	34.4	37.4
Restructuring costs, net	5.9	1.1	9.8	6.9
Equity-based compensation	4.0	3.5	10.6	9.2
Transaction and integration costs	0.9	1.4	3.2	17.7
Patent claims and litigation	—	55.0	—	55.0
Executive severance	1.2	—	1.2	—
Depreciation	4.1	4.3	12.7	13.2
Adjusted EBITDA	$53.6	$75.3	$218.4	$312.6

Venue and Campus Networks Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating loss	$(43.2)	$(39.4)	$(103.8)	$(141.0)
Adjustments:
Amortization of purchased intangible assets	39.6	45.8	117.9	122.4
Restructuring costs, net	18.9	5.9	29.0	17.7
Equity-based compensation	10.3	8.4	27.4	18.5
Transaction and integration costs	1.3	2.2	5.3	56.2
Acquisition accounting adjustments	1.7	47.8	5.7	107.8
Patent claims and litigation	13.7	—	13.7	—
Executive severance	1.7	—	1.7	—
Depreciation	11.7	10.6	34.9	28.3
Adjusted EBITDA	$55.6	$81.3	$131.6	$209.8

Note: Components may not sum to total due to rounding.

Contractual Obligations

During 2020, the Company redeemed $150.0 million aggregate principal amount of the 2021 Notes, $650.0 million aggregate principal amount of the 2024 Notes and $100.0 million aggregate principal amount of the 2025 Notes. Also during 2020, the Company issued $700.0 million of the 2028 Notes.

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Remainder of 2020	2021-2022	2023-2024	Thereafter
	(in millions)
Long-term debt, including current maturities (a)	$9,768.0	$8.0	$64.0	$1,314.0	$8,382.0
Interest on long-term debt (a)(b)	2,939.2	71.6	1,053.8	1,014.3	799.5
Operating leases	222.6	20.1	116.6	61.3	24.6
Purchase obligations and other supplier agreements (c)	320.5	262.4	58.1	—	—
Pension and other postretirement benefit liabilities (d)	6.0	3.3	0.8	0.7	1.2
Restructuring costs, net (e)	41.2	17.3	23.9	—	—
Patent claims and litigation settlements (f)	39.8	39.8	—	—	—
Unrecognized tax benefits (g)	—	—	—	—	—
Total contractual obligations	$13,337.3	$422.5	$1,317.2	$2,390.3	$9,207.3

(a)

No other prepayment or redemption of any of our long-term debt balances has been assumed. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q and Note 8 in the Notes to Consolidated Financial Statements included in our 2019 Annual Report for information regarding the terms of our long-term debt agreements.

(b)	Interest on long-term debt excludes the amortization of debt issuance costs and original issue discount. Interest on variable rate debt is estimated based upon rates in effect at September 30, 2020.
(c)

Purchase obligations and other supplier agreements include $309.6 million related to obligations, primarily to our contract manufacturers, with non-cancelable terms to purchase goods or services, and payments of $10.9 million for minimum amounts owed under take-or-pay or requirements contracts. Generally, amounts covered by open purchase orders, other than the portion that is non-cancelable as disclosed above, are excluded as there is no contractual obligation until goods or services are received.

(d)

Amounts reflect expected contributions related to payments under the postretirement benefit plans through 2029 and expected pension contributions of $3.2 million during the remainder of 2020 (see Note 12 in the Notes to Consolidated Financial Statements included in our 2019 Annual Report).

(e)	Future restructuring payments exclude payments due under lease arrangements which are included in operating leases above.
(f)	Amount reflects the settlements of certain intellectual property assertions.
(g)

Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $156.5 million has been excluded from the presentation. We anticipate a reduction of up to $4.9 million of unrecognized tax benefits during the remainder of 2020 (see Note 13 in the Notes to Consolidated Financial Statements included in our 2019 Annual Report).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the changes disclosed below, there have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2019 Annual Report, as filed with the SEC on February 20, 2020.

Interest Rate Risk

The table below summarizes the expected interest and principal payments associated with our variable rate debt outstanding at September 30, 2020 (mainly the $3.2 billion variable rate term loan and asset-based revolving credit facility). The principal payments presented below are based on scheduled maturities and assume no borrowings under the existing revolving credit facility. The interest payments presented below assume the interest rate in effect at September 30, 2020. The impact of a 1% increase in the interest rate index on projected future interest payments on the variable rate debt is also included in the table below.

	Remainder of 2020	2021	2022	2023	2024	There- after
Principal and interest payments on variable rate debt	$37.6	$146.9	$145.7	$144.6	$142.8	$3,154.9
Average cash interest rate	3.74%	3.65%	3.65%	3.66%	3.64%	3.63%
Impact of 1% increase in interest rate index	$7.9	$31.4	$31.1	$30.8	$30.5	$33.9

We also have $6.6 billion aggregate principal amount of fixed rate senior notes. The table below summarizes our expected interest and principal payments related to our fixed rate debt at September 30, 2020.

	Remainder of 2020	2021	2022	2023	2024	There- after
Principal and interest payments on fixed rate debt	$42.0	$412.6	$412.6	$412.6	$1,628.3	$6,026.6
Average cash interest rate	6.25%	6.25%	6.25%	6.25%	6.33%	6.83%

As part of our hedging strategy to mitigate a portion of the exposure to changes in cash flows resulting from the variable interest rate on the 2026 Term Loan, in March 2019, we entered into and designated pay-fixed, receive-variable interest rate swap derivatives as cash flow hedges of interest rate risk. The total notional amount of the interest rate swap derivatives as of September 30, 2020 was $600.0 million with outstanding maturities of up to forty-two months. As of September 30, 2020, the combined fair value of the interest rate swaps was a $33.8 million loss. The table above excludes the impact of these interest rate swap derivatives.

Foreign Currency Risk

We hold certain foreign exchange forward contracts and cross currency swaps, with outstanding maturities of up to nine months, that are designated as net investment hedges and are intended to mitigate a portion of the foreign currency risk on the Euro net investment in a foreign subsidiary. As of September 30, 2020, the notional value of these derivative contracts was $300.0 million and the unrealized loss on the contracts was $6.3 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	406,107	$8.14	—	$—
August 1, 2020 - August 31, 2020	65,715	$9.60	—	$—
September 1, 2020 -September 30, 2020	4,709	$10.47	—	$—
Total	476,531	$8.36	—

(1) The shares purchased were withheld to satisfy the withholding tax obligations related to restricted stock units and performance share units that vested during the period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

4.1

Indenture, dated as of July 1, 2020, by and between the Issuer and Wilmington Trust, National Association, as trustee, including the form of 7.125% Senior Note due 2028 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on July 2, 2020).

10.1 ***

Employment Agreement, dated October 1, 2020, by and between Charles L. Treadway and CommScope, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on October 1, 2020).

10.2 ***	Form of Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on October 1, 2020).
10.3 ***	Form of Performance Share Unit Award Certificate (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on October 1, 2020).
10.4 ***

Employment Agreement, dated October 1, 2020, by and between Claudius E. Watts IV and CommScope, Inc (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on October 1, 2020).

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

COMMSCOPE HOLDING COMPANY, INC.

November 4, 2020	/s/ Alexander W. Pease
Date	Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)