Form 10-Q
period 2021-03-31
CommScope Holding Company, Inc.
filed 2021-05-06
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 26, 2021 there were 204,078,661 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

March 31, 2021

PART 1 -- FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited – In millions, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$2,072.0	$2,033.2
Cost of sales	1,399.8	1,392.0
Gross profit	672.2	641.2
Operating expenses:
Selling, general and administrative	292.7	311.1
Research and development	171.5	180.4
Amortization of purchased intangible assets	154.7	157.8
Restructuring costs, net	44.4	23.7
Total operating expenses	663.3	673.0
Operating income (loss)	8.9	(31.8)
Other income (expense), net	1.0	(12.5)
Interest expense	(137.5)	(149.1)
Interest income	0.5	2.1
Loss before income taxes	(127.1)	(191.3)
Income tax benefit	29.5	31.4
Net loss	(97.6)	(159.9)
Series A convertible preferred stock dividend	(14.3)	(13.8)
Net loss attributable to common stockholders	$(111.9)	$(173.7)

Loss per share:
Basic	$(0.55)	$(0.89)
Diluted	$(0.55)	$(0.89)

Weighted average shares outstanding:
Basic	201.7	194.9
Diluted	201.7	194.9

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited – In millions)

	Three Months Ended
	March 31,
	2021	2020
Comprehensive loss:
Net loss	$(97.6)	$(159.9)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(51.3)	(99.6)
Pension and other postretirement benefit activity	0.3	(0.5)
Gain (loss) on hedging instruments	12.6	(7.6)
Total other comprehensive loss, net of tax	(38.4)	(107.7)
Total comprehensive loss	$(136.0)	$(267.6)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	Unaudited March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$325.9	$521.9
Accounts receivable, less allowance for doubtful accounts of $32.1 and $40.3, respectively	1,639.2	1,487.4
Inventories, net	1,093.5	1,088.9
Prepaid expenses and other current assets	265.9	256.3
Total current assets	3,324.5	3,354.5
Property, plant and equipment, net of accumulated depreciation of $730.1 and $705.7, respectively	668.4	684.5
Goodwill	5,262.3	5,286.5
Other intangible assets, net	3,489.7	3,650.4
Other noncurrent assets	616.3	600.9
Total assets	$13,361.2	$13,576.8
Liabilities and Stockholders' Equity
Accounts payable	$1,059.4	$1,010.8
Accrued and other liabilities	835.5	910.6
Current portion of long-term debt	32.0	32.0
Total current liabilities	1,926.9	1,953.4
Long-term debt	9,486.7	9,488.6
Deferred income taxes	189.6	206.2
Other noncurrent liabilities	508.4	531.8
Total liabilities	12,111.6	12,180.0
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,041.8	1,041.8
Stockholders' equity:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,041,819 Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; issued and outstanding shares: 203,996,914 and 200,095,232, respectively	2.1	2.1
Additional paid-in capital	2,526.0	2,512.9
Retained earnings (accumulated deficit)	(1,850.3)	(1,752.7)
Accumulated other comprehensive loss	(194.3)	(155.9)
Treasury stock, at cost: 10,818,615 shares and 9,223,081 shares, respectively	(275.7)	(251.4)
Total stockholders' equity	207.8	355.0
Total liabilities and stockholders' equity	$13,361.2	$13,576.8

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In millions)

	Three Months Ended
	March 31,
	2021	2020
Operating Activities:
Net loss	$(97.6)	$(159.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199.2	205.4
Equity-based compensation	23.5	23.5
Deferred income taxes	(53.4)	(38.3)
Changes in assets and liabilities:
Accounts receivable	(164.2)	69.0
Inventories	(10.7)	50.6
Prepaid expenses and other assets	4.1	15.2
Accounts payable and other liabilities	(23.9)	(217.2)
Other	(1.0)	9.0
Net cash used in operating activities	(124.0)	(42.7)
Investing Activities:
Additions to property, plant and equipment	(26.4)	(23.9)
Proceeds from sale of property, plant and equipment	1.0	0.1
Net cash used in investing activities	(25.4)	(23.8)
Financing Activities:
Long-term debt repaid	(8.0)	(108.0)
Dividends paid on Series A convertible preferred stock	(14.3)	—
Proceeds from the issuance of common shares under equity-based compensation plans	3.9	0.9
Tax withholding payments for vested equity-based compensation awards	(24.3)	(5.9)
Net cash used in financing activities	(42.7)	(113.0)
Effect of exchange rate changes on cash and cash equivalents	(3.9)	(24.4)
Change in cash and cash equivalents	(196.0)	(203.9)
Cash and cash equivalent at beginning of period	521.9	598.2
Cash and cash equivalents at end of period	$325.9	$394.3

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited - In millions, except share amounts)

	Three Months Ended
	March 31,
	2021	2020
Number of common shares outstanding:
Balance at beginning of period	200,095,232	194,563,530
Issuance of shares under equity-based compensation plans	5,497,216	1,814,298
Shares surrendered under equity-based compensation plans	(1,595,534)	(569,915)
Balance at end of period	203,996,914	195,807,913
Common stock:
Balance at beginning and end of period	$2.1	$2.0
Additional paid-in capital:
Balance at beginning of period	$2,512.9	$2,445.1
Issuance of shares under equity-based compensation plans	3.9	0.9
Equity-based compensation	23.5	23.5
Dividend on Series A convertible preferred stock	(14.3)	(13.8)
Balance at end of period	$2,526.0	$2,455.7
Retained earnings (accumulated deficit):
Balance at beginning of period	$(1,752.7)	$(1,179.3)
Net loss	(97.6)	(159.9)
Balance at end of period	$(1,850.3)	$(1,339.2)
Accumulated other comprehensive loss:
Balance at beginning of period	$(155.9)	$(197.0)
Other comprehensive loss, net of tax	(38.4)	(107.7)
Balance at end of period	$(194.3)	$(304.7)
Treasury stock, at cost:
Balance at beginning of period	$(251.4)	$(234.5)
Net shares surrendered under equity-based compensation plans	(24.3)	(5.9)
Balance at end of period	$(275.7)	$(240.4)
Total stockholders' equity	$207.8	$573.4

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2020 Annual Report. There were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2021.

Concentrations of Risk and Related Party Transactions

No direct customer accounted for 10% or more of the Company’s total net sales during the three months ended March 31, 2021 or 2020. As of March 31, 2021, no direct customer accounted for 10% or more of the Company’s accounts receivable.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

As of March 31, 2021, funds affiliated with Carlyle Partners VII S1 Holdings, L.P. (Carlyle) owned 100% of the Series A convertible preferred stock (the Convertible Preferred Stock), which was sold to Carlyle to fund a portion of the acquisition of ARRIS International plc (ARRIS) in 2019. See Note 9 for further discussion of the Convertible Preferred Stock. Other than transactions related to the Convertible Preferred Stock, there were no material related party transactions for the three months ended March 31, 2021.

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

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities:

	Three Months Ended
	March 31,
	2021	2020
Product warranty accrual, beginning of period	$59.5	$61.0
Provision for warranty claims	10.6	4.1
Warranty claims paid	(7.8)	(7.8)
Foreign exchange	(0.2)	—
Product warranty accrual, end of period	$62.1	$57.3

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

As of March 31, 2021, the Company had a liability of $31.7 million recorded in accrued and other liabilities on the Condensed Consolidated Balance Sheets related to certain intellectual property assertions that have been settled or are in process of settlement. Of that amount, $21.7 million was assumed in the acquisition of ARRIS. For the three months ended March 31, 2021, the Company recorded a charge to cost of sales in the Condensed Consolidated Statements of Operations of $1.5 million related to these intellectual property assertions. This amount is reflected in the results of the Home Networks and Venue and Campus Networks segments.

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. There were no indicators of goodwill impairment identified during the three months ended March 31, 2021 or 2020.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions, there were no definite-lived intangible or other long-lived asset impairments identified during the three months ended March 31, 2021 or 2020. See Note 8 for discussion of impairment charges related to restructuring actions.

Income Taxes

For the three months ended March 31, 2021, the Company’s effective tax rate was 23.2% and the Company recognized a tax benefit of $29.5 million on a pretax loss of $127.1 million. The Company’s tax benefit was higher than the statutory rate of 21.0% and was impacted favorably by decreases in prior year uncertain tax positions and adjustments related to the finalization of prior year’s tax returns, offset partially by the unfavorable impacts of earnings in foreign jurisdictions that are taxed at rates higher than the United States (U.S.) statutory rate, foreign withholding taxes and U.S. anti-deferral provisions.

For the three months ended March 31, 2020, the Company’s effective income tax rate was 16.4%, and the Company recognized a tax benefit of $31.4 million on a pretax loss of $191.3 million. The Company’s tax benefit was less than the statutory rate primarily due to the impacts of U.S. anti-deferral provisions, changes in uncertain tax positions, withholding taxes and earnings in foreign jurisdictions that are taxed at rates higher than the U.S. This unfavorable impact was offset partially by the favorable impacts of certain federal tax credits.

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

For the three months ended March 31, 2021 and 2020, 14.7 million and 16.1 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was either antidilutive or the performance conditions were not met. Of those amounts, for the three months ended March 31, 2021 and 2020, 6.4 million and 4.3 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss position.

For the three months ended March 31, 2021 and 2020, 37.9 million and 36.4 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive; however, they may have been considered dilutive if the Company had not been in a net loss position.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net loss	$(97.6)	$(159.9)
Dividends on Series A convertible preferred stock	(14.3)	(13.8)
Net loss attributable to common stockholders	$(111.9)	$(173.7)

Denominator:
Weighted average common shares outstanding - basic	201.7	194.9
Dilutive effect of as-if converted Series A convertible preferred stock	—	—
Dilutive effect of equity-based awards	—	—
Weighted average common shares outstanding - diluted	201.7	194.9

Loss per share:
Basic	$(0.55)	$(0.89)
Diluted	$(0.55)	$(0.89)

Recent Accounting Pronouncements

Adopted During the Three Months Ended March 31, 2021

On January 1, 2021, the Company adopted Accounting Standards Update (ASU) No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new guidance is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. The amendments in this guidance clarify the interaction of accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The impact of adopting this new guidance was not material to the consolidated financial statements.

On January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. The impact of adopting this new guidance was not material to the consolidated financial statements.

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

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, respectively. Together, the ASUs provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. The Company can elect to apply the amendments through December 31, 2022. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

2. GOODWILL

The following table presents the activity in goodwill by reportable segment.

	December 31, 2020			Activity	March 31, 2021
	Goodwill	Accumulated Impairment Losses	Total	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
Broadband	$3,369.7	$(193.6)	$3,176.1	$(14.6)	$3,355.1	$(193.6)	$3,161.5
OWN	669.1	(159.5)	509.6	(2.3)	666.8	(159.5)	507.3
VCN	1,642.0	(41.2)	1,600.8	(7.3)	1,634.7	(41.2)	1,593.5
Home	399.5	(399.5)	—	—	399.5	(399.5)	—
Total	$6,080.3	$(793.8)	$5,286.5	$(24.2)	$6,056.1	$(793.8)	$5,262.3

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

The majority of the Company’s net sales are product sales that are recognized at a point in time. The Company does have some customer arrangements where net sales are recognized over time, but this does not represent a significant portion of consolidated net sales. Contracts with net sales recognized over time are primarily concentrated in the Broadband Networks and Venue and Campus Networks segments. In the first quarter of 2021, the Company determined that the geographic disaggregation of net sales by segment is a more meaningful disaggregation of net sales than net sales disaggregated based on the timing of the transfer of goods, given the relatively low level of net sales recognized over time. Therefore, the presentation of net sales by geographic region in Note 7 has been expanded to include segments and the presentation of net sales based on the timing of the transfer of goods has been eliminated.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Allowance for Doubtful Accounts

	March 31,
	2021	2020
Allowance for doubtful accounts, beginning of period	$40.3	$35.4
Provision (benefit)	(7.2)	6.2
Write-offs	(0.1)	(2.1)
Recoveries	—	—
Foreign exchange and other	(0.9)	0.5
Allowance for doubtful accounts, end of period	$32.1	$40.0

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets and liabilities from contracts with customers as of March 31, 2021 and December 31, 2020.

	Balance Sheet Location	March 31, 2021	December 31, 2020
Unbilled accounts receivable	Accounts receivable, less allowance for doubtful accounts	$33.6	$21.9
Deferred revenue	Accrued and other liabilities and Other noncurrent liabilities	174.6	143.2

There were no material changes to contract asset balances for the three months ended March 31, 2021 as a result of changes in estimates or impairments. As of March 31, 2021, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied and that have a duration of one year or less was $118.9 million, with the remaining $55.7 million having a duration greater than one year.

Contract Liabilities

The following table presents the changes in deferred revenue for the three months ended March 31, 2021 and 2020:

	March 31,
	2021	2020
Balance at beginning of period	$143.2	$122.2
Deferral of revenue	66.8	61.2
Recognition of unearned revenue	(35.4)	(32.3)
Balance at end of period	$174.6	$151.1

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	March 31, 2021	December 31, 2020
Raw materials	$298.2	$280.2
Work in process	150.8	140.6
Finished goods	644.5	668.1
	$1,093.5	$1,088.9

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accrued and Other Liabilities

	March 31, 2021	December 31, 2020
Compensation and employee benefit liabilities	$205.6	$277.9
Operating lease liabilities	59.3	62.4
Accrued interest	57.5	120.2
Deferred revenue	118.9	90.0
Accrued royalties	23.2	21.9
Product warranty accrual	49.6	45.8
Restructuring reserve	59.5	22.0
Income taxes payable	18.6	13.0
Value-added taxes payable	27.8	29.3
Contract manufacturing liability	22.5	25.5
Patent claims and litigation settlements	29.7	25.7
Other	163.3	176.9
	$835.5	$910.6

Operating Lease Information

	Balance Sheet Location	March 31, 2021	December 31, 2020
Right of use assets	Other noncurrent assets	$148.0	$159.3

Lease liabilities	Accrued and other liabilities	$59.3	$62.4
Lease liabilities	Other noncurrent liabilities	110.6	119.1
Total lease liabilities		$169.9	$181.5

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended
	March 31,
	2021	2020
Foreign currency translation
Balance at beginning of period	$(80.5)	$(162.7)
Other comprehensive loss	(51.9)	(99.6)
Amounts reclassified from AOCL	0.6	—
Balance at end of period	$(131.8)	$(262.3)

Hedging instruments
Balance at beginning of period	$(39.0)	$(8.9)
Other comprehensive income (loss)	12.6	(7.6)
Balance at end of period	$(26.4)	$(16.5)

Defined benefit plan activity
Balance at beginning of period	$(36.4)	$(25.4)
Amounts reclassified from AOCL	0.3	(0.5)
Balance at end of period	$(36.1)	$(25.9)
Net AOCL at end of period	$(194.3)	$(304.7)

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Amounts reclassified from net AOCL related to foreign currency translation and defined benefit plans are recorded in other income (expense), net in the Condensed Consolidated Statements of Operations.

Cash Flow Information

	Three Months Ended
	March 31,
	2021	2020
Cash paid during the period for:
Income taxes, net of refunds	$18.1	$13.1
Interest	195.4	182.1

5. FINANCING

	March 31, 2021	December 31, 2020
7.125% senior notes due July 2028	$700.0	$700.0
5.00% senior notes due March 2027	750.0	750.0
8.25% senior notes due March 2027	1,000.0	1,000.0
6.00% senior notes due June 2025	1,300.0	1,300.0
6.00% senior secured notes due March 2026	1,500.0	1,500.0
5.50% senior secured notes due March 2024	1,250.0	1,250.0
Senior secured term loan due April 2026	3,152.0	3,160.0
Senior secured revolving credit facility	—	—
Total principal amount of debt	$9,652.0	$9,660.0
Less: Original issue discount, net of amortization	(23.7)	(24.8)
Less: Debt issuance costs, net of amortization	(109.6)	(114.6)
Less: Current portion	(32.0)	(32.0)
Total long-term debt	$9,486.7	$9,488.6

See Note 8 in the Notes to Consolidated Financial Statements in the 2020 Annual Report for additional information on the terms and conditions of the Company’s debt obligations.

Senior Secured Credit Facilities

During the three months ended March 31, 2021, the Company did not borrow under the senior secured asset-based revolving credit facility (the Revolving Credit Facility). As of March 31, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility and had availability of $686.9 million, after giving effect to borrowing base limitations and outstanding letters of credit.

During the three months ended March 31, 2021, the Company made quarterly scheduled amortization payments of $8.0 million on the senior secured term loan due in 2026 (the 2026 Term Loan). The current portion of long-term debt reflects $32.0 million of repayments due under the 2026 Term Loan.

No portion of the 2026 Term Loan was reflected as a current portion of long-term debt as of March 31, 2021 related to the potentially required excess cash flow payment because the amount that may be payable in 2022, if any, cannot currently be reliably estimated. There is no excess cash flow payment required in 2021 related to 2020.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Other Matters

The Company’s non-guarantor subsidiaries held $2,347 million, or 18%, of total assets and $974 million, or 8%, of total liabilities as of March 31, 2021 and accounted for $618 million, or 30%, of net sales for the three months ended March 31, 2021. As of December 31, 2020, the non-guarantor subsidiaries held $2,466 million, or 18%, of total assets and $956 million, or 8%, of total liabilities. For the three months ended March 31, 2020, the non-guarantor subsidiaries accounted for $614 million, or 30%, of net sales. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap, and the amortization of debt issuance costs and original issue discount, was 5.85% and 5.86% at March 31, 2021 and December 31, 2020, respectively.

6. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate derivatives and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of March 31, 2021 and December 31, 2020 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate derivatives and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate derivatives and foreign currency contracts as of March 31, 2021 and December 31, 2020, are as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$3.7	$3.7	$11.7	$11.7	Level 2
Liabilities:
7.125% senior notes due 2028	$700.0	$741.7	$700.0	$743.8	Level 2
5.00% senior notes due 2027	750.0	743.0	750.0	741.5	Level 2
8.25% senior notes due 2027	1,000.0	1,070.0	1,000.0	1,068.5	Level 2
6.00% senior notes due 2025	1,300.0	1,323.0	1,300.0	1,329.3	Level 2
6.00% senior secured notes due 2026	1,500.0	1,581.0	1,500.0	1,576.8	Level 2
5.50% senior secured notes due 2024	1,250.0	1,285.3	1,250.0	1,285.9	Level 2
Senior secured term loan due 2026	3,152.0	3,136.2	3,160.0	3,156.1	Level 2
Foreign currency contracts	14.0	14.0	24.4	24.4	Level 2
Interest rate swap contracts	24.8	24.8	29.9	29.9	Level 2

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

7. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has four reportable segments as described below.

The Broadband Networks (Broadband) segment provides an end-to-end product portfolio serving the telco and cable provider broadband market. The segment includes converged cable access platform, passive optical networking, video systems, access technologies, fiber and coaxial cable, fiber and copper connectivity and hardened closures.

The Outdoor Wireless Networks (OWN) segment focuses on the macro and metro cell markets. The segment includes base station antennas, RF filters, tower connectivity, microwave antennas, metro cell products, cabinets, steel, accessories, Spectrum Access Systems and Comsearch.

The Venue and Campus Networks (VCN) segment targets both public and private networks for campuses, venues, data centers and buildings. The segment combines Wi-Fi and switching, distributed antenna systems, licensed and unlicensed small cells and enterprise fiber and copper infrastructure.

The Home Networks (Home) segment includes subscriber-based solutions that support broadband and video applications. The broadband offerings in the Home segment include devices that provide residential connectivity to a service provider’s network, such as digital subscriber line and cable modems and telephony and data gateways which incorporate routing and Wi-Fi functionality. Video offerings include set top boxes that support cable, satellite and IP television content delivery and include products such as digital video recorders, high definition set top boxes and hybrid set top devices.

The following table provides summary financial information by reportable segment:

	March 31, 2021	December 31, 2020
Identifiable segment-related assets:
Broadband	$6,468.9	$6,451.6
OWN	1,326.4	1,264.4
VCN	3,338.6	3,352.3
Home	1,578.9	1,698.5
Total identifiable segment-related assets	12,712.8	12,766.8
Reconciliation to total assets:
Cash and cash equivalents	325.9	521.9
Deferred income tax assets	322.5	288.1
Total assets	$13,361.2	$13,576.8

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company’s measurement of segment performance is adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization). The Company defines adjusted EBITDA as operating income, adjusted to exclude depreciation, amortization of intangible assets, restructuring costs, asset impairments, equity-based compensation, transaction, transformation and integration costs and other items that the Company believes are useful to exclude in the evaluation of operating performance from period to period because these items are not representative of the Company’s core business.

The following table provides net sales, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment:

	Three Months Ended
	March 31,
	2021	2020
Net sales:
Broadband	$790.7	$613.4
OWN	322.5	348.9
VCN	469.6	469.5
Home	489.2	601.4
Consolidated net sales	$2,072.0	$2,033.2

Segment adjusted EBITDA:
Broadband	$179.3	$92.7
OWN	74.0	88.9
VCN	20.0	37.7
Home	16.4	11.9
Total segment adjusted EBITDA	289.7	231.2
Amortization of intangible assets	(154.7)	(157.8)
Restructuring costs, net	(44.4)	(23.7)
Equity-based compensation	(23.5)	(23.5)
Transaction, transformation and integration costs	(15.7)	(5.4)
Acquisition accounting adjustments	(3.3)	(5.5)
Patent claims and litigation settlements	(1.5)	(5.3)
Depreciation	(37.7)	(41.8)
Consolidated operating income (loss)	$8.9	$(31.8)

Depreciation expense:
Broadband	$15.4	$15.6
OWN	3.8	4.5
VCN	11.1	11.7
Home	7.4	10.0
Consolidated depreciation expense	$37.7	$41.8

Additions to property, plant and equipment:
Broadband	$12.3	$10.3
OWN	2.5	2.8
VCN	9.5	7.2
Home	2.1	3.6
Consolidated additions to property, plant and equipment	$26.4	$23.9

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 42.5% of total net sales for the three months ended March 31, 2021 compared to 40.0% of total net sales for the three months ended March 31, 2020. The following table presents net sales by reportable segment, disaggregated based on geographic region:

	Three Months Ended March 31,
	Broadband		OWN		VCN		Home		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Geographic Region:
United States	$529.5	$364.7	$189.6	$259.5	$227.1	$257.2	$245.7	$339.1	$1,191.9	$1,220.5
Europe, Middle East and Africa	99.5	107.4	62.5	56.9	108.8	103.5	114.9	127.3	385.7	395.1
Asia Pacific	65.5	54.4	42.1	20.2	104.4	81.6	13.4	21.3	225.4	177.5
Caribbean and Latin America	77.4	61.9	11.2	8.6	16.8	14.5	86.7	73.4	192.1	158.4
Canada	18.8	25.0	17.1	3.7	12.5	12.7	28.5	40.3	76.9	81.7
Consolidated net sales	$790.7	$613.4	$322.5	$348.9	$469.6	$469.5	$489.2	$601.4	$2,072.0	$2,033.2

8. RESTRUCTURING COSTS

The Company incurs costs associated with restructuring initiatives intended to improve overall operating performance and profitability. The costs related to restructuring actions are generally cash-based and primarily consist of employee-related costs, which include severance and other one-time termination benefits.

In addition to the employee-related costs, the Company also records other costs associated with restructuring actions such as the gain or loss on the sale of facilities and impairment costs arising from unutilized real estate or equipment. The Company attempts to sell or lease this unutilized space but additional impairment charges may be incurred related to these or other excess assets.

The Company’s net pretax restructuring charges included in restructuring costs, net on the Condensed Consolidated Statements of Operations, by segment, were as follows:

	Three Months Ended
	March 31,
	2021	2020
Broadband	$10.4	$5.4
OWN	5.8	3.4
VCN	22.3	11.3
Home	5.9	3.6
Total	$44.4	$23.7

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	March 31, 2021	December 31, 2020
Accrued and other liabilities	$59.5	$22.0
Other noncurrent liabilities	1.0	4.0
Total liability	$60.5	$26.0

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

CommScope NEXT Restructuring Actions

In the first quarter of 2021, the Company announced and began implementing a business transformation initiative called CommScope NEXT. This initiative is designed to drive shareholder value through three pillars: focusing on strategies to drive profitable growth, undertaking a full portfolio evaluation and optimizing the business by focusing on efficiency and eliminating unnecessary non-value-added complexity and cost across the business. The activity within the liability established for CommScope NEXT restructuring actions was as follows:

Employee- Related Costs
Balance at December 31, 2020	$—
Additional expense	33.3
Balance at March 31, 2021	$33.3

The CommScope NEXT actions initiated during the first quarter of 2021 included headcount reductions in engineering, marketing, sales and administrative functions. The Company expects to make cash payments of $32.9 million during the remainder of 2021 and additional cash payments of $0.4 million in 2022 to settle the CommScope NEXT restructuring actions initiated during the first quarter of 2021. Additional restructuring actions related to CommScope NEXT are expected to be identified and the resulting charges and cash requirements are expected to be material.

ARRIS Integration Restructuring Actions

In anticipation of and following the acquisition of ARRIS, the Company initiated a series of restructuring actions to integrate and streamline operations and achieve cost synergies. The activity within the liability established for the ARRIS integration restructuring actions was as follows:

	Employee- Related Costs	Other	Total
Balance at December 31, 2020	$24.4	$0.8	$25.2
Additional expense	8.4	2.7	11.1
Cash paid	(7.0)	(0.2)	(7.2)
Non-cash items	—	(2.5)	(2.5)
Balance at March 31, 2021	$25.8	$0.8	$26.6

The ARRIS integration actions included headcount reductions in manufacturing, sales, engineering, marketing and administrative functions. The Company has recognized restructuring charges of $185.6 million since the ARRIS acquisition for integration actions. The Company expects to make cash payments of $22.4 million during the remainder of 2021 and additional cash payments of $4.2 million in 2022 to settle the ARRIS integration initiatives. The Company does not expect to identify significant additional restructuring actions related to the ARRIS integration.

In addition, during the three months ended March 31, 2021, the Company recorded $2.5 million of impairment of operating lease right of use assets related to ceasing use of certain leased facilities as part of restructuring activities, which is included in restructuring costs, net on the Condensed Consolidated Statements of Operations.

9. SERIES A CONVERTIBLE PREFERRED STOCK

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Holders of the Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. Dividends can be paid in cash, in-kind through the issuance of additional shares of the Convertible Preferred Stock or any combination of the two, at the Company’s option. During the three months ended March 31, 2021, the Company paid cash dividends of $14.3 million. During the three months ended March 31, 2020, the Company paid dividends in-kind of $13.8 million, which was recorded as additional Convertible Preferred Stock on the Condensed Consolidated Balance Sheets.

10. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of March 31, 2021, $89.6 million of total unrecognized compensation expense related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) is expected to be recognized over a remaining weighted average period of 1.4 years. There were no significant capitalized equity-based compensation costs at March 31, 2021.

The following table shows a summary of the equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2021	2020
Selling, general and administrative	$11.9	$13.0
Cost of sales	3.9	3.8
Research and development	7.7	6.7
Total equity-based compensation expense	$23.5	$23.5

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards vest over five years following the grant date and have a contractual term of ten years. They vest based on a combination of time and performance-based components. The Company uses the Black-Scholes model to estimate the fair value of stock option awards at the date of grant. Key inputs and assumptions used in the model include the grant date fair value of common stock, exercise price of the award, the expected option term, the risk-free interest rate, stock price volatility and the Company’s projected dividend yield. There were no stock option awards granted during the three months ended March 31, 2021 or 2020.

The following table summarizes the stock option activity (in millions, except per share data and years):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	6.2	$19.86
Exercised	(0.7)	$5.77
Forfeited	(0.4)	$18.60
Options outstanding at March 31, 2021	5.1	$21.83	7.2	$1.0
Options vested at March 31, 2021	2.4	$25.68	5.8	$0.7
Options unvested at March 31, 2021	2.7	$18.30	8.1	$0.3

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The exercise prices of outstanding options at March 31, 2021 were in the following ranges (in millions, except per share data and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$5.50 to $18.50	0.2	6.1	$10.71	0.1	$8.99
$18.51 to $30.00	4.0	7.4	$19.11	1.4	$20.03
$30.01 to $45.00	0.9	5.8	$36.44	0.9	$36.44
$5.50 to $45.00	5.1	7.2	$21.83	2.4	$25.68

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in millions, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at December 31, 2020	13.2	$13.62
Granted	0.1	$13.34
Vested and shares issued	(4.8)	$15.79
Forfeited	(0.3)	$14.29
Non-vested share units at March 31, 2021	8.2	$12.25

Performance Share Units

PSUs are stock-based awards in which the number of shares ultimately received by the employee can vary from 0% to 100% depending on a market condition, the achievement of certain CommScope stock price milestones, as well as a service condition. The Company uses a Monte Carlo simulation model to estimate the fair value of PSUs with a market condition at the date of grant. Key assumptions used in the model include the risk-free interest rate, which reflects the yield on zero-coupon U.S. treasury securities, and stock price volatility which is derived based on the historical volatility of the Company’s stock.

The following table presents the weighted average assumptions used in the valuation and the fair value of PSU awards granted with a market condition:
Three Months Ended March 31, 2021
Risk-free interest rate	0.3%
Expected volatility	52.5%
Weighted average fair value at grant date	$7.59

The following table summarizes the PSU activity (in millions, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at December 31, 2020	1.5	$4.03
Granted	0.1	$7.59
Non-vested share units at March 31, 2021	1.6	$4.30

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

11. SUBSEQUENT EVENTS

On April 8, 2021, the Company announced its plan to spin-off its Home Networks business to form a new stand-alone, publicly traded company. The planned transaction is intended to benefit stockholders by enhancing the focus of both CommScope and the new Home Networks company to achieve growth and deliver greater value for all stakeholders. The separation is intended to be executed through a tax-free spin-off to CommScope shareholders and is expected to be completed by the end of the first quarter of 2022. The assets and liabilities of the Home Networks business will continue to be classified as “held and used” on the Company’s Condensed Consolidated Balance Sheets until the closing of the spin-off.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report).

We discuss certain financial measures in management’s discussion and analysis of financial condition and results of operations, including adjusted EBITDA, that differ from measures calculated in accordance with generally accepted accounting principles in the United States (U.S. GAAP). See "Reconciliation of Non-GAAP Measures" included elsewhere in this quarterly report for more information about these non-GAAP financial measures, including our reasons for including the measures and material limitations with respect to the usefulness of the measures.

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

In the first quarter of 2021, we announced a transformation initiative referred to as CommScope NEXT designed to drive shareholder value through three pillars: focusing on strategies to drive profitable growth, undertaking a full portfolio evaluation and optimizing our  business by focusing on efficiency and eliminating unnecessary non-value-added complexity and cost across the business. We believe these efforts are critical to making us more competitive and allowing us to invest in growth and maximize shareholder and stakeholder value. We incurred $44.4 million of restructuring costs and $15.7 million of transaction, transformation and integrations costs during the three months ended March 31, 2021 primarily related to CommScope NEXT. We expect to continue to incur restructuring costs and transaction, transformation and integration costs related to CommScope NEXT and such costs are expected to be material.

As a step in our CommScope NEXT transformation plan, on April 8, 2021, we announced our plan to spin-off the Home Networks business. Below we refer to certain supplementary “Core” financial measures, which reflect the results of our Broadband Networks (Broadband), Outdoor Wireless Networks (OWN) and Venue and Campus Networks (VCN) segments, in the aggregate. Our Core financial measures exclude the results and performance of our Home Networks (Home) segment. See the Segment Results section below for illustration of the aggregation of our Core financial measures. These metrics represent the business segments as we have historically reported. However, the ultimate definition of the Home Networks business that we expect to spin-off may vary, and future results may differ materially.

COVID-19 Update

The COVID-19 outbreak continued to have a mixed impact on our financial performance during the three months ended March 31, 2021, with network strain driving increased demand for our Broadband segment products, while our other segments have been negatively impacted due to the general economic slowdown. In the first quarter of 2020, the impacts were primarily related to supply constraints due to the shutdown of our factories in Suzhou, China.

We expect COVID-19 to continue to impact our results both positively and negatively; however, the negative impact could worsen if countries or regions in which we have significant operations experience particularly high rates of infection, as is the case with India currently. The extent of the negative impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, including new variants, the effectiveness and adoption of vaccines and related actions taken by domestic and international jurisdictions to maintain and prevent disease spread, and the extent of any financial recession resulting from the pandemic, all of which are uncertain and cannot be predicted.

We have considered the economic impact of the pandemic on our evaluation of our significant estimates, including goodwill impairment indicators and credit losses, as of March 31, 2021. Although no indicators of goodwill impairment or significant changes in credit risk were identified as of March 31, 2021, it is possible that impairments and/or credit losses could emerge as the crisis continues to evolve and those losses could be material.

Performance Highlights

The below are highlights of our results for the three months ended March 31, 2021 compared to the prior year period. Core financial measures reflect the results of our Broadband, OWN and VCN segments, in the aggregate. Core financial measures exclude the results of our Home segment. See the Segment Results section below for illustration of the aggregation of our Core financial measures.

•	Net sales increased by 1.9%
•	Core net sales increased by 10.5%
•	Net loss decreased 39.0%
•	Non-GAAP adjusted EBITDA increased 25.3%
•	Core adjusted EBITDA increased 24.6%
•	Diluted loss per share decreased 38.2%

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies as disclosed in our 2020 Annual Report.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 WITH THE THREE MONTHS ENDED MARCH 31, 2020

	Three Months Ended
	March 31,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,072.0	100.0%	$2,033.2	100.0%	$38.8	1.9%
Core net sales (1)	1,582.8	76.4	1,431.8	70.4	151.0	10.5
Gross profit	672.2	32.4	641.2	31.5	31.0	4.8
Operating income (loss)	8.9	0.4	(31.8)	(1.6)	40.7	NM
Core operating income (1)	43.4	2.7	7.0	0.5	36.4	520.0
Non-GAAP adjusted EBITDA (2)	289.7	14.0	231.2	11.4	58.5	25.3
Core adjusted EBITDA (1)	273.3	17.3	219.3	15.3	54.0	24.6
Net loss	(97.6)	(4.7)	(159.9)	(7.9)	62.3	(39.0)
Diluted loss per share	$(0.55)		$(0.89)		$0.34	(38.2)

(1)

Core financial measures reflect the results of our Broadband, OWN and VCN segments, in the aggregate. Core financial measures exclude the results of our Home segment. See the Segment Results section below for illustration of the aggregation of our Core financial measures.

(2)	See “Reconciliation of Non-GAAP Measures.”

NM – Not meaningful

Net sales

	Three Months Ended
	March 31,		$	%
	2021	2020	Change	Change
	(dollars in millions)
Net sales	$2,072.0	$2,033.2	$38.8	1.9%
Domestic	1,191.9	1,220.5	(28.6)	(2.3)
International	880.1	812.7	67.4	8.3

Net sales for the three months ended March 31, 2021 increased $38.8 million, or 1.9%, compared to the prior year period. Core net sales increased $151.0 million, or 10.5%, compared to the prior year period primarily driven by an increase in the Broadband segment of $177.3 million, partially offset by a decrease in the OWN segment of $26.4 million. Net sales in the VCN segment remained relatively flat. Net sales in the Home segment decreased $112.2 million compared to the prior year period. While our Broadband segment faced capacity constraints, our other segments faced supply shortages and delays that negatively affected net sales in the three months ended March 31, 2021.

From a regional perspective, for the three months ended March 31, 2021 compared to the prior year period, net sales increased in the Asia Pacific (APAC) region by $47.9 million and the Caribbean and Latin American (CALA) region by $33.7 million. The increases in net sales were partially offset by decreases of $28.6 million in the U.S., $9.4 million in the Europe, Middle East and Africa (EMEA) region and $4.8 million in Canada. Foreign exchange rate changes impacted net sales favorably by approximately 1% during the three months ended March 31, 2021 compared to the same prior year period.

Net sales to customers located outside of the U.S. comprised 42.5% of total net sales for the three months ended March 31, 2021 compared to 40.0% for the three months ended March 31, 2020. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended
	March 31,		$	%
	2021	2020	Change	Change
	(dollars in millions)
Gross profit	$672.2	$641.2	$31.0	4.8%
As a percent of sales	32.4%	31.5%
SG&A expense	292.7	311.1	(18.4)	(5.9)
As a percent of sales	14.1%	15.3%
R&D expense	171.5	180.4	(8.9)	(4.9)
As a percent of sales	8.3%	8.9%

Gross profit (net sales less cost of sales)

Gross profit increased for the three months ended March 31, 2021 compared to the prior year period primarily due to higher net sales and lower material costs. Gross profit as a percentage of sales for the three months ended March 31, 2021 was higher than the prior period due to favorable product mix and lower material costs. We are facing supply shortages and delays that negatively affected gross margin in the three months ended March 31, 2021, and those constraints are expected to persist at least into the second half of 2021.

Selling, general and administrative expense

In the first quarter of 2021, we announced a transformation initiative, CommScope NEXT, and in early April 2021, we announced our intention to spin-off our Home Networks business. We are also continuing to integrate the 2019 acquisition of ARRIS International plc (ARRIS), including our work to combine our enterprise resource planning systems. Due to these efforts, we incurred $15.7 million of transaction, transformation and integration costs during the three months ended March 31, 2021 compared to $5.4 million during the prior year period. Transaction, transformation and integration costs during the prior year period were mainly focused on the integration of the ARRIS business. We expect to continue to incur transaction, transformation and integration costs related to CommScope NEXT, the spin-off of our Home Networks business, and the integration of our ARRIS business, and such costs are expected to be material.

For the three months ended March 31, 2021, excluding transaction, transformation and integration costs, selling, general and administrative (SG&A) expense decreased by $28.7 million primarily due to the benefits from cost savings initiatives and a $13.6 million reduction in bad debt expense due to lower reserve requirements.

Research and development expense

For the three months ended March 31, 2021, research and development (R&D) expense was lower compared to the prior year period primarily due to a decrease of $12.2 million in spending on Home segment products, partially offset by higher spending on Broadband and OWN segment products. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and Restructuring costs, net

	Three Months Ended
	March 31,		$	%
	2021	2020	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$154.7	$157.8	$(3.1)	(2.0)%
Restructuring costs, net	44.4	23.7	20.7	87.3

Amortization of purchased intangible assets

For the three months ended March 31, 2021, amortization of purchased intangible assets was lower compared to the prior year period because certain of our intangible assets became fully amortized.

Restructuring costs, net

The restructuring costs recorded during the three months ended March 31, 2021 reflected actions initiated during the first quarter of 2021 and included $33.3 million related to CommScope NEXT and $11.1 million related to integrating the ARRIS business. The restructuring costs recorded during the three months ended March 31, 2020 were primarily related to integrating the ARRIS business. From a cash perspective, we paid $7.2 million to settle restructuring liabilities during the three months ended March 31, 2021 and expect to pay an additional $55.7 million by the end of 2021 and $4.8 million in 2022 related to restructuring actions that have been initiated in the first quarter. Additional restructuring actions related to the CommScope NEXT are expected to be identified and the resulting charges and cash requirements are expected to be material. The Company does not expect to identify significant additional restructuring actions related to the ARRIS integration.

Other income (expense), net

	Three Months Ended
	March 31,		$	%
	2021	2020	Change	Change
	(dollars in millions)
Foreign currency gain (loss)	$0.3	$(9.7)	$10.0	(103.1)%
Other income (expense), net	0.7	(2.8)	3.5	NM

NM – Not meaningful

Foreign currency gain (loss)

Foreign currency gain (loss) includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The foreign currency loss in the prior year period was primarily driven by certain unhedged currencies in the CALA region.

Other income (expense), net

The change in other income (expense), net for the three months ended March 31, 2021 compared to the prior year period was primarily due to a reduction of miscellaneous other expenses.

Interest expense, Interest income and Income taxes

	Three Months Ended
	March 31,		$	%
	2021	2020	Change	Change
	(dollars in millions)
Interest expense	$(137.5)	$(149.1)	$11.6	(7.8)%
Interest income	0.5	2.1	(1.6)	(76.2)
Income tax benefit	29.5	31.4	(1.9)	(6.1)

Interest expense and interest income

Interest expense for the three months ended March 31, 2021 decreased compared to the prior year period primarily due to lower variable interest rates on our senior secured term loan due 2026 (the 2026 Term Loan). Our weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap and the amortization of debt issuance costs and original issue discount, was 5.85% at March 31, 2021, 5.86% at December 31, 2020 and 5.97% at March 31, 2020.

Income tax expense

For the three months ended March 31, 2021, our effective tax rate was 23.2% and we recognized a tax benefit of $29.5 million on a pretax loss of $127.1 million. Our tax benefit was higher than the statutory rate of 21.0% and was impacted favorably by decreases in prior year uncertain tax positions and adjustments related to the finalization of prior year’s tax returns, offset partially by the unfavorable impacts of earnings in foreign jurisdictions that are taxed at rates higher than the U.S. statutory rate, foreign withholding taxes and U.S. anti-deferral provisions.

Our effective income tax rate was 16.4% for the three months ended March 31, 2020. We recognized a tax benefit of $31.4 million on a pretax loss of $191.3 million. For the three months ended March 31, 2020, our tax benefit was reduced by approximately 13% related to the impacts of U.S. anti-deferral provisions, changes in uncertain tax positions, withholding taxes and earnings in foreign jurisdictions that are taxed at rates higher than the U.S. These unfavorable impacts to our tax benefit were offset partially by the favorable impacts of approximately 8% related to certain federal tax credits.

Segment Results

	Three Months Ended
	March 31,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions)
Net sales by segment:
Broadband	$790.7	38.2%	$613.4	30.2%	$177.3	28.9%
OWN	322.5	15.6	348.9	17.2	(26.4)	(7.6)
VCN	469.6	22.7	469.5	23.1	0.1	—
Core net sales (1)	1,582.8	76.4	1,431.8	70.4	151.0	10.5
Home	489.2	23.6	601.4	29.6	(112.2)	(18.7)
Consolidated net sales	$2,072.0	100.0%	$2,033.2	100.0%	$38.8	1.9%

Operating income (loss) by segment:
Broadband	$57.3	7.2%	$(23.0)	(3.7)%	$80.3	NM
OWN	51.3	15.9	65.7	18.8	(14.4)	(21.9)%
VCN	(65.2)	(13.9)	(35.7)	(7.6)	(29.5)	82.6
Core operating income (1)	43.4	2.7	7.0	0.5	36.4	520.0
Home	(34.5)	(7.1)	(38.8)	(6.5)	4.3	(11.1)%
Consolidated operating income (loss)	$8.9	0.4%	$(31.8)	(1.6)%	$40.7	NM

Adjusted EBITDA by segment:
Broadband	$179.3	22.7%	$92.7	15.1%	$86.6	93.4%
OWN	74.0	22.9	88.9	25.5	(14.9)	(16.8)
VCN	20.0	4.3	37.7	8.0	(17.7)	(46.9)
Core adjusted EBITDA (1)	273.3	17.3	219.3	15.3	54.0	24.6
Home	16.4	3.4	11.9	2.0	4.5	37.8
Non-GAAP consolidated adjusted EBITDA (2)	$289.7	14.0%	$231.2	11.4%	$58.5	25.3%

(1)	Core financial measures reflect the results of our Broadband, OWN and VCN segments, in the aggregate. Core financial measures exclude the results of our Home segment.
(2)	See “Reconciliation of Non-GAAP Measures.”

Note: Components may not sum to total due to rounding.

NM – Not meaningful

Broadband Networks Segment

Net sales for the Broadband segment increased for the three months ended March 31, 2021 compared to the prior year period due to increased demand for our products and services as service providers enhance their networks to keep pace with broadband demand. From a regional perspective, for the three months ended March 31, 2021, net sales increased in the U.S. by $164.8 million, the CALA region by $15.5 million and the APAC region by $11.1 million but decreased in the EMEA region by $7.9 million and Canada by $6.2 million. Foreign exchange rate changes impacted Broadband segment net sales favorably by approximately 1% during the three months ended March 31, 2021 compared to the same prior year period.

For the three months ended March 31, 2021, Broadband segment operating income and adjusted EBITDA increased compared to the prior year period primarily due to increased sales volumes, partially offset by increased costs to expand capacity to meet demand and higher material costs. Broadband segment operating income was also impacted unfavorably by an increase of $5.0 million in restructuring costs. Restructuring costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Outdoor Wireless Networks Segment

OWN segment net sales decreased during the three months ended March 31, 2021 compared to the prior year period primarily due to a slowdown in sales of wireless network equipment to certain U.S. service provider customers, partially offset by an increase in spending on macro tower solutions in the APAC region. For the three months ended March 31, 2021, the OWN segment net sales decreases were primarily driven by decreases in the U.S. of $69.9 million, partially offset by increases in the APAC region of $21.9 million, Canada of $13.4 million and the EMEA region of $5.6 million. Foreign exchange rate changes impacted OWN segment net sales favorably by approximately 2% during the three months ended March 31, 2021 compared to the same prior year period.

For the three months ended March 31, 2021, OWN segment operating income and adjusted EBITDA decreased compared to the prior year period primarily due to lower sales and unfavorable product mix, partially offset by cost savings initiatives and lower material costs in the current year period. See “Reconciliation of Segment Adjusted EBITDA” below.

Venue and Campus Networks Segment

For the three months ended March 31, 2021, net sales remained relatively flat in the VCN segment with higher net sales of Ruckus products being almost entirely offset by lower net sales of enterprise products and distributed antenna systems. From a regional perspective, for the three months ended March 31, 2021, the change in net sales was driven primarily by increases in the APAC region of $22.8 million, the EMEA region of $5.3 million and the CALA region of $2.3 million offset by decreases in the U.S. of $30.1 million. We believe VCN segment net sales in the U.S. were lower in the current year period partly because demand was lower as a result of the COVID-19 pandemic. Foreign exchange rate changes impacted VCN segment net sales favorably by approximately 1% during the three months ended March 31, 2021 compared to the same prior year period.

For the three months ended March 31, 2021, VCN segment operating loss increased and adjusted EBITDA decreased primarily due to higher material costs and unfavorable geographic and product mix. Higher restructuring costs of $11.0 million also impacted VCN segment operating loss unfavorably. Restructuring costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Home Networks Segment

Net sales for the Home segment decreased for the three months ended March 31, 2021 primarily due to continuing declines in demand for video products from both U.S. and international service providers as well as the negative impact of supply shortages and delays on our ability to meet customer demand. From a regional perspective, for the three months ended March 31, 2021, sales were down across all major regions except the CALA region including decreases of $93.4 million in the U.S., $12.4 million in the EMEA region, $11.8 million in Canada and $7.9 million in the APAC region. Net sales in the CALA region increased by $13.3 million. Foreign exchange rate changes impacted Home segment net sales favorably by less than 1% during the three months ended March 31, 2021 compared to the same prior year period.

Despite lower net sales, for the three months ended March 31, 2021, the Home segment operating loss decreased and adjusted EBITDA increased compared to the prior year period primarily due to a reduction of $12.2 million in R&D spending on Home segment products, other cost savings initiatives, lower variable compensation expense and lower materials costs. Higher transaction, transformation and integration costs of $5.1 million and higher restructuring costs of $2.3 million impacted Home segment operating loss unfavorably. Home segment transaction, transformation and integration costs were primarily related to the announced planned spin-off of the Home Networks business. Both transaction, transformation and integration costs and restructuring costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data).

	March 31, 2021	December 31, 2020	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$325.9	$521.9	$(196.0)	(37.6)%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	1,103.7	911.2	192.5	21.1
Availability under revolving credit facility	686.9	735.1	(48.2)	(6.6)
Long-term debt, including current portion	9,518.7	9,520.6	(1.9)	—
Total capitalization (2)	10,768.3	10,917.4	(149.1)	(1.4)
Long-term debt as a percentage of total capitalization	88.4%	87.2%

(1)

Working capital consisted of current assets of $3,324.5 million less current liabilities of $1,926.9 million at March 31, 2021. Working capital consisted of current assets of $3,354.5 million less current liabilities of $1,953.4 million at December 31, 2020.

(2)	Total capitalization includes long-term debt, including the current portion, Series A convertible preferred stock (the Convertible Preferred Stock) and stockholders’ equity.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, cash flows provided by operations, availability under our credit facilities and potential distributions related to the spin-off of the Home Networks business. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of additional equity and/or debt.

The primary uses of liquidity include debt service requirements (including voluntary debt repayments or redemptions), funding working capital requirements, capital expenditures, paying transaction costs, paying transformation costs, paying restructuring costs, paying acquisition integration costs, paying dividends related to the Convertible Preferred Stock if we elect to pay such dividends in cash, paying litigation settlements and income tax payments. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our senior secured revolving credit facility (the Revolving Credit Facility), will be sufficient to meet our presently anticipated future cash needs. We may experience volatility in cash flows between periods due to, among other reasons, variability in the timing of vendor payments and customer receipts. We may, from time to time, borrow additional amounts under the Revolving Credit Facility or issue securities, if market conditions are favorable, to meet future cash needs or to reduce our borrowing costs.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended March 31, 2021, our pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $1,387.1 million, which included annualized synergies expected to be mostly realized within the next year ($19.6 million) and annualized savings expected from cost reduction initiatives ($93.9 million) so that the impact of the cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at March 31, 2021.

Cash and cash equivalents decreased during the three months ended March 31, 2021 due to cash used in operating activities of $124.0 million, cash paid for capital expenditures of $26.4 million, tax withholding payments for vested equity-based compensation awards of $24.3 million and cash dividends paid for the Convertible Preferred Stock of $14.3 million. As of March 31, 2021, approximately 68% of our cash and cash equivalents were held outside the U.S.

Working capital, excluding cash and cash equivalents and the current portion of long-term debt, increased during the three months ended March 31, 2021 due to higher accounts receivable balances due to the timing of net sales and lower accrued liabilities balances due to the payment of our variable incentive compensation during the first quarter of 2021. The net reduction in total capitalization during the three months ended March 31, 2021 reflected the net loss for the period and foreign currency translation losses.

Cash Flow Overview

	March 31,		$	%
	2021	2020	Change	Change
	(dollars in millions)
Net cash used in operating activities	$(124.0)	$(42.7)	$(81.3)	190.4%
Net cash used in investing activities	(25.4)	(23.8)	(1.6)	6.7
Net cash used in financing activities	(42.7)	(113.0)	70.3	(62.2)

Operating Activities

	March 31,
	2021	2020
	(in millions)
Net loss	$(97.6)	$(159.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199.2	205.4
Equity-based compensation	23.5	23.5
Deferred income taxes	(53.4)	(38.3)
Changes in assets and liabilities:
Accounts receivable	(164.2)	69.0
Inventories	(10.7)	50.6
Prepaid expenses and other assets	4.1	15.2
Accounts payable and other liabilities	(23.9)	(217.2)
Other	(1.0)	9.0
Net cash used in operating activities	$(124.0)	$(42.7)

During the three months ended March 31, 2021, operating cash flows decreased compared to the prior year period as a result of lower collections of accounts receivable due to the timing of net sales as well as higher payments of variable incentive compensation in the current year compared to the prior year. We also paid $13.3 million more in interest and $5.0 more in taxes during the three months ended March 31, 2021 compared to prior year period. These unfavorable impacts to operating cash flows were offset by better management of accounts payable.

Investing Activities

	March 31,
	2021	2020
	(in millions)
Additions to property, plant and equipment	$(26.4)	$(23.9)
Proceeds from sale of property, plant and equipment	1.0	0.1
Net cash used in investing activities	$(25.4)	$(23.8)

During the three months ended March 31, 2021, the increase in cash used in investing activities was driven by an increase of $2.5 million in our investment in property, plant and equipment that primarily related to supporting improvements in manufacturing operations, including expanding production capacity and investing in information technology, including software developed for internal use.

Financing Activities

	March 31,
	2021	2020
	(in millions)
Long-term debt repaid	$(8.0)	$(108.0)
Dividends paid on Series A convertible preferred stock	(14.3)	—
Proceeds from the issuance of common shares under equity-based compensation plans	3.9	0.9
Tax withholding payments for vested equity-based compensation awards	(24.3)	(5.9)
Net cash used in financing activities	$(42.7)	$(113.0)

During the three months ended March 31, 2021, the decrease in cash used in financing activities was driven by the prior year redemption of $100.0 million aggregate principal amount of our 5.00% senior notes due 2021 in February 2020. We may repurchase more of our senior notes if market conditions are favorable and the applicable indenture and the credit agreements governing the senior secured credit facilities permit such repayment or repurchase. In addition, we may refinance portions of our existing debt to lower borrowing costs, extend the term or adjust the total amount of fixed or floating-rate debt.

As of March 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility and the remaining availability was $686.9 million, reflecting a borrowing base of $729.0 million reduced by $42.1 million of letters of credit issued under the Revolving Credit Facility.

Also impacting cash used in financing activities for the three months ended March 31, 2021 was the increase of $14.3 million in cash dividends paid for the Convertible Preferred Stock. In the prior year period, the dividends for the Convertible Preferred Stock were paid in-kind. Also, during the three months ended March 31, 2021, we received proceeds of $3.9 million related to the exercise of stock options compared to $0.9 million in the prior year period. During the three months ended March 31, 2021, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $24.3 million compared to $5.9 million in the prior year period.

Off-Balance Sheet Arrangements

We were not party to any significant off-balance sheet arrangements during the three months ended March 31, 2021.

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

We also believe presenting these non-GAAP results for the twelve months ended March 31, 2021 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the three months ended March 31, 2020 from the data for the year ended December 31, 2020 and then adding the data for the three months ended March 31, 2021.

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

Consolidated

	Three Months		Year	Twelve Months
	Ended		Ended	Ended
	March 31,		December 31,	March 31,
	2021	2020	2020	2021
	(in millions)
Net loss	$(97.6)	$(159.9)	$(573.4)	$(511.1)
Income tax benefit	(29.5)	(31.4)	(81.1)	(79.2)
Interest income	(0.5)	(2.1)	(4.4)	(2.8)
Interest expense	137.5	149.1	577.8	566.2
Other expense, net	(1.0)	12.5	29.3	15.8
Operating income (loss)	$8.9	$(31.8)	$(51.8)	$(11.1)
Adjustments:
Amortization of purchased intangible assets	154.7	157.8	630.5	627.4
Restructuring costs, net	44.4	23.7	88.4	109.1
Equity-based compensation	23.5	23.5	115.0	115.0
Asset impairments	—	—	206.7	206.7
Transaction, transformation and integration costs (1)	15.7	5.4	24.9	35.2
Acquisition accounting adjustments (2)	3.3	5.5	20.6	18.4
Patent claims and litigation settlements	1.5	5.3	16.3	12.5
Executive severance	—	—	6.3	6.3
Depreciation	37.7	41.8	158.3	154.2
Non-GAAP adjusted EBITDA	$289.7	$231.2	$1,215.2	$1,273.6
(1)

In 2021, primarily reflects transaction costs related to the planned spin-off of the Home Networks business, transformation costs related to CommScope NEXT and integration costs related to the ARRIS acquisition. In 2020, primarily reflects integration costs related to the ARRIS acquisition.

(2)	In 2021 and 2020, reflects acquisition accounting adjustments related to reducing deferred revenue to its estimated fair value.

Note: Components may not sum to total due to rounding.

Reconciliation of Segment Adjusted EBITDA

Segment adjusted EBITDA is provided as a performance measure in Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Below we reconcile segment adjusted EBITDA for each segment individually to operating income (loss) for that segment to supplement the reconciliation of the total segment adjusted EBITDA to consolidated operating income (loss) in that footnote.

Broadband Networks Segment

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating income (loss)	$57.3	$(23.0)
Adjustments:
Amortization of purchased intangible assets	80.7	81.2
Restructuring costs, net	10.4	5.4
Equity-based compensation	9.6	9.0
Transaction, transformation and integration costs	4.7	1.7
Acquisition accounting adjustments	1.2	2.8
Depreciation	15.4	15.6
Adjusted EBITDA	$179.3	$92.7

Outdoor Wireless Networks Segment

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating income	$51.3	$65.7
Adjustments:
Amortization of purchased intangible assets	8.8	11.6
Restructuring costs, net	5.7	3.4
Equity-based compensation	2.4	2.8
Transaction, transformation and integration costs	1.9	0.9
Depreciation	3.8	4.5
Adjusted EBITDA	$74.0	$88.9

Venue and Campus Networks Segment

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating loss	$(65.2)	$(35.7)
Adjustments:
Amortization of purchased intangible assets	39.3	39.1
Restructuring costs, net	22.3	11.3
Equity-based compensation	7.5	7.1
Transaction, transformation and integration costs	3.1	1.9
Acquisition accounting adjustments	1.5	2.2
Patent claims and litigation settlements	0.3	—
Depreciation	11.1	11.7
Adjusted EBITDA	$20.0	$37.7

Home Networks Segment

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating loss	$(34.5)	$(38.8)
Adjustments:
Amortization of purchased intangible assets	26.0	26.0
Restructuring costs, net	5.9	3.6
Equity-based compensation	3.9	4.5
Transaction, transformation and integration costs	6.0	0.9
Acquisition accounting adjustments	0.5	0.5
Patent claims and litigation settlements	1.2	5.3
Depreciation	7.4	10.0
Adjusted EBITDA	$16.4	$11.9

Note: Components may not sum to total due to rounding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q or any other oral or written statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements may discuss goals, intentions or expectations as to future plans, trends, events, results of operations or financial condition or otherwise, in each case, based on current beliefs and expectations of management, as well as assumptions made by, and information currently available to, such management and include, without limitation: statements related to the completion and timing of the proposed spin-off, the future performance of the Home Networks and remaining CommScope businesses on a stand-alone basis if the spin-off is completed; the outlook for Home Networks as a separate business if the spin-off is completed; the expected strategic, operational and competitive benefits of the proposed spin-off and the effect of the separation on CommScope and its stakeholders; and estimates of future sales, operating margin, cash flow, effective tax rate or other future operating performance or financial results. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “potential,” “anticipate,” “should,” “could,” “designed to,” “foreseeable future,” “believe,” “think,” “scheduled,” “outlook,” “target,” “guidance” and similar expressions, although not all forward-looking statements contain such terms. This list of indicative terms and phrases is not intended to be all-inclusive.

These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, risks related to the planned spin-off of the Home Networks business, including uncertainty regarding whether such transaction will be commenced or completed and the timing and value of such transaction; risks related to the potential separation of the Home Networks business; our ability to integrate and fully realize anticipated benefits from prior or future divestitures, acquisitions or equity investments; selling or discontinuing one or more of our product lines; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities or those of our contract manufacturers that may affect our ability to meet customer demands for products; possible future restructuring actions;  our dependence on customers’ capital spending on data and communication systems; concentration of sales among a limited number of customers and channel partners; changes in technology; industry competition and the ability to retain customers through product innovation, introduction, and marketing; risks associated with our sales through channel partners; changes to the regulatory environment in which we and our customers operate; product quality or performance issues and associated warranty claims; our ability to maintain effective management information technology systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches, ransomware or computer viruses; the risk our global manufacturing operations suffer production or shipping delays, causing difficulty in meeting customer demands; the risk that internal production capacity or that of contract manufacturers may be insufficient to meet customer demand or quality standards; the use of open standards; the long-term impact of climate change; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers for certain raw materials and components; the risk that contract manufacturers we rely on encounter production, quality, financial or other difficulties; substantial indebtedness and restrictive debt covenants; our ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; possible future impairment charges for fixed or intangible assets, including goodwill; income tax rate variability and ability to recover amounts recorded as deferred tax assets; our ability to attract and retain qualified key employees; labor unrest; obligations under our defined benefit employee benefit plans requiring plan contributions in excess of current estimates; significant international operations exposing us to economic, political and other risks, including the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; our ability to compete in international markets due to export and import controls to which we may be subject; changes in the laws and policies in the United States affecting trade, including the risk and uncertainty related to tariffs or a potential global trade war and potential changes to laws and policies as a result of a new administration in the United States, that may impact our products; cost of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign environmental laws; the impact of litigation and similar regulatory proceedings that we are involved in or may become involved in, including the costs of such litigation; the scope, duration and impact of disease outbreaks and pandemics, such as COVID-19, on our business including employees, sites, operations, customers, supply chain and the global economy; risks associated with stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of our securities; and other factors beyond our control. These and other factors are discussed in greater detail in our 2020 Annual Report on Form 10-K and in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and may be updated from time to time in our annual reports, quarterly reports, current reports and other filings we make with the Securities and Exchange Commission. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2020 Annual Report, as filed with the SEC on February 17, 2021.

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

Changes in Internal Control Over Financial Reporting

During the first quarter of 2021, the first phase of our multi-year plan to integrate our enterprise resource planning (ERP) systems to a single ERP became operational as we upgraded our existing SAP platform to SAP S/4HANA (S/4HANA). We assessed any potential impacts on our internal controls and processes related both to the implementation of the system and the activities performed using the new system. As a result, we have implemented changes to our current processes and the respective control activities to align with the upgraded system functionality. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change, and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

Reference should be made to our 2020 Annual Report for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. Other than the S/4HANA implementation noted above, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Other than the supplemental risk factor as set forth below, there have been no material changes to our risk factors disclosed in Part I - Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2020.

Our plan to spin-off our Home Networks business into a stand-alone, publicly-traded company (the Spin-Off) is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all; may not achieve the expected benefits; and will involve significant time and expense, which could disrupt or adversely affect our business.

On April 8, 2021, we announced a plan to pursue the separation of our Home Networks business into a stand-alone, publicly traded company. Completion of the proposed Spin-Off will be subject to a number of customary conditions, including the effectiveness of a registration statement to be filed with the U.S. Securities and Exchange Commission, final approval of our Board of Directors and receipt of an opinion of counsel regarding the federal income tax treatment of the distribution. The proposed Spin-Off is complex in nature and may be affected by unanticipated developments or changes, including changes in law, the macroeconomic, regulatory or political environment, changes in credit or equity markets or changes in other market conditions. These or other unanticipated developments could delay or prevent the proposed Spin-Off or cause the proposed Spin-Off to occur on terms or conditions that are different than anticipated, including the failure of the Spin-Off to qualify as tax-free to our stockholders.

If the proposed Spin-Off is completed, we cannot assure you or any of our stakeholders that each company will be successful or achieve the future performance levels expected or that we will achieve the expected benefits of the Spin-Off. The separation will result in CommScope and the new Home Networks company being smaller, less diversified companies with more limited businesses concentrated in their respective areas of focus. As a result, each company may be more vulnerable to changing market conditions. In addition, if the Spin-Off is completed, CommScope and the Home Networks company will incur ongoing costs, including costs of operating as independent companies, that the separated businesses will no longer be able to share. Those costs may exceed our estimates or could diminish the benefits we expect to realize from the proposed Spin-Off. Further, there can be no assurance that the combined value of the common stock of the two publicly traded companies will be equal to or greater than what the value of our common stock would have been had the Spin-off not occurred.

Whether or not the Spin-Off is completed, our businesses may face risks and uncertainties, including, but not limited to:

•	the diversion of senior management’s attention from ongoing business concerns;
•	maintaining employee morale and retaining key management and other employees;
•	retaining existing business and operational relationships, including with customers, suppliers and employees, and attracting new business and operational relationships;
•	foreseen and unforeseen costs and expenses; and
•	potential negative reactions from the financial markets if we fail to complete the Spin-Off as currently expected, within the anticipated time frame, or at all.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	1,924	$14.18	—	$—
February 1, 2021 - February 28, 2021	3,616	15.59	—	—
March 1, 2021 - March 31, 2021	1,589,994	15.22	—	—
Total	1,595,534	$15.21	—

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

COMMSCOPE HOLDING COMPANY, INC.

May 5, 2021	/s/ Alexander W. Pease
Date	Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)