Form 10-Q
period 2021-06-30
CommScope Holding Company, Inc.
filed 2021-08-05
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 23, 2021 there were 204,201,881 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

June 30, 2021

PART 1 -- FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited – In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$2,185.3	$2,102.8	$4,257.3	$4,136.0
Cost of sales	1,512.0	1,446.7	2,911.8	2,838.7
Gross profit	673.3	656.1	1,345.5	1,297.3
Operating expenses:
Selling, general and administrative	302.3	290.9	595.0	602.0
Research and development	176.3	176.1	347.8	356.5
Amortization of purchased intangible assets	154.2	157.6	308.9	315.4
Restructuring costs, net	58.9	19.6	103.3	43.3
Asset impairments	—	206.7	—	206.7
Total operating expenses	691.7	850.9	1,355.0	1,523.9
Operating loss	(18.4)	(194.8)	(9.5)	(226.6)
Other income (expense), net	1.5	(0.8)	2.5	(13.3)
Interest expense	(138.0)	(141.4)	(275.5)	(290.5)
Interest income	0.5	0.8	1.0	2.9
Loss before income taxes	(154.4)	(336.2)	(281.5)	(527.5)
Income tax benefit	0.6	15.1	30.1	46.5
Net loss	(153.8)	(321.1)	(251.4)	(481.0)
Series A convertible preferred stock dividend	(14.3)	(13.9)	(28.7)	(27.7)
Net loss attributable to common stockholders	$(168.1)	$(335.0)	$(280.1)	$(508.7)

Loss per share:
Basic	$(0.82)	$(1.71)	$(1.38)	$(2.60)
Diluted	$(0.82)	$(1.71)	$(1.38)	$(2.60)

Weighted average shares outstanding:
Basic	204.1	195.9	202.9	195.4
Diluted	204.1	195.9	202.9	195.4

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited – In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Comprehensive loss:
Net loss	$(153.8)	$(321.1)	$(251.4)	$(481.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	21.5	34.6	(29.8)	(65.0)
Pension and other postretirement benefit activity	0.3	—	0.6	(0.5)
Gain (loss) on hedging instruments	(8.7)	(5.3)	3.9	(12.9)
Total other comprehensive income (loss), net of tax	13.1	29.3	(25.3)	(78.4)
Total comprehensive loss	$(140.7)	$(291.8)	$(276.7)	$(559.4)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	Unaudited June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$446.2	$521.9
Accounts receivable, less allowance for doubtful accounts of $30.8 and $40.3, respectively	1,653.9	1,487.4
Inventories, net	1,150.2	1,088.9
Prepaid expenses and other current assets	247.1	256.3
Total current assets	3,497.4	3,354.5
Property, plant and equipment, net of accumulated depreciation of $759.1 and $705.7, respectively	667.7	684.5
Goodwill	5,272.3	5,286.5
Other intangible assets, net	3,336.9	3,650.4
Other noncurrent assets	653.5	600.9
Total assets	$13,427.8	$13,576.8
Liabilities and Stockholders' Equity
Accounts payable	$1,080.1	$1,010.8
Accrued and other liabilities	983.9	910.6
Current portion of long-term debt	32.0	32.0
Total current liabilities	2,096.0	1,953.4
Long-term debt	9,484.8	9,488.6
Deferred income taxes	202.5	206.2
Other noncurrent liabilities	533.8	531.8
Total liabilities	12,317.1	12,180.0
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,041.8	1,041.8
Stockholders' equity:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,041,819 Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; issued and outstanding shares: 204,154,201 and 200,095,232, respectively	2.1	2.1
Additional paid-in capital	2,528.1	2,512.9
Retained earnings (accumulated deficit)	(2,004.1)	(1,752.7)
Accumulated other comprehensive loss	(181.2)	(155.9)
Treasury stock, at cost: 10,834,613 shares and 9,223,081 shares, respectively	(276.0)	(251.4)
Total stockholders' equity	68.9	355.0
Total liabilities and stockholders' equity	$13,427.8	$13,576.8

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In millions)

	Six Months Ended
	June 30,
	2021	2020
Operating Activities:
Net loss	$(251.4)	$(481.0)
Adjustments to reconcile net loss to net cash generated by operating activities:
Depreciation and amortization	392.8	408.9
Equity-based compensation	40.0	56.0
Deferred income taxes	(81.1)	(69.4)
Asset impairments	—	206.7
Changes in assets and liabilities:
Accounts receivable	(173.9)	33.5
Inventories	(64.9)	(73.5)
Prepaid expenses and other assets	32.3	11.7
Accounts payable and other liabilities	169.0	62.7
Other	4.8	10.7
Net cash generated by operating activities	67.6	166.3
Investing Activities:
Additions to property, plant and equipment	(60.2)	(47.7)
Proceeds from sale of property, plant and equipment	1.3	0.1
Payments upon settlement of net investment hedge	(18.0)	—
Net cash used in investing activities	(76.9)	(47.6)
Financing Activities:
Long-term debt repaid	(16.0)	(116.0)
Long-term debt proceeds	—	250.0
Dividends paid on Series A convertible preferred stock	(28.7)	—
Proceeds from the issuance of common shares under equity-based compensation plans	3.9	0.9
Tax withholding payments for vested equity-based compensation awards	(24.6)	(6.3)
Net cash generated by (used in) financing activities	(65.4)	128.6
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(22.1)
Change in cash and cash equivalents	(75.7)	225.2
Cash and cash equivalent at beginning of period	521.9	598.2
Cash and cash equivalents at end of period	$446.2	$823.4

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited - In millions, except share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Number of common shares outstanding:
Balance at beginning of period	203,996,914	195,807,913	200,095,232	194,563,530
Issuance of shares under equity-based compensation plans	173,285	229,571	5,670,501	2,043,869
Shares surrendered under equity-based compensation plans	(15,998)	(40,254)	(1,611,532)	(610,169)
Balance at end of period	204,154,201	195,997,230	204,154,201	195,997,230
Common stock:
Balance at beginning and end of period	$2.1	$2.0	$2.1	$2.0
Additional paid-in capital:
Balance at beginning of period	$2,526.0	$2,455.7	$2,512.9	$2,445.1
Issuance of shares under equity-based compensation plans	—	—	3.9	0.9
Equity-based compensation	16.4	32.5	40.0	56.0
Dividend on Series A convertible preferred stock	(14.3)	(13.9)	(28.7)	(27.7)
Balance at end of period	$2,528.1	$2,474.3	$2,528.1	$2,474.3
Retained earnings (accumulated deficit):
Balance at beginning of period	$(1,850.3)	$(1,339.2)	$(1,752.7)	$(1,179.3)
Net loss	(153.8)	(321.1)	(251.4)	(481.0)
Balance at end of period	$(2,004.1)	$(1,660.3)	$(2,004.1)	$(1,660.3)
Accumulated other comprehensive loss:
Balance at beginning of period	$(194.3)	$(304.7)	$(155.9)	$(197.0)
Other comprehensive income (loss), net of tax	13.1	29.3	(25.3)	(78.4)
Balance at end of period	$(181.2)	$(275.4)	$(181.2)	$(275.4)
Treasury stock, at cost:
Balance at beginning of period	$(275.7)	$(240.4)	$(251.4)	$(234.5)
Net shares surrendered under equity-based compensation plans	(0.3)	(0.4)	(24.6)	(6.3)
Balance at end of period	$(276.0)	$(240.8)	$(276.0)	$(240.8)
Total stockholders' equity	$68.9	$299.8	$68.9	$299.8

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

In the second quarter of 2021, management shifted certain product lines from the Company’s Broadband Networks (Broadband) segment to its Home Networks (Home) segment to better align with how the business is being managed in light of the planned spin-off of the Home Networks business. All prior period amounts in these condensed consolidated financial statements have been recast to reflect these operating segment changes.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2020 Annual Report. There were no material changes in the Company’s significant accounting policies during the three or six months ended June 30, 2021.

Concentrations of Risk and Related Party Transactions

No direct customer accounted for 10% or more of the Company’s total net sales during the three or six months ended June 30, 2021. Net sales to Comcast Corporation and affiliates accounted for 12% and 10% of the Company’s total net sales during the three and six months ended June 30, 2020, respectively. No other direct customer accounted for 10% or more of the Company’s total net sales during the three or six months ended June 30, 2020. As of June 30, 2021, no direct customer accounted for 10% or more of the Company’s accounts receivable.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

As of June 30, 2021, funds affiliated with Carlyle Partners VII S1 Holdings, L.P. (Carlyle) owned 100% of the Series A convertible preferred stock (the Convertible Preferred Stock), which was sold to Carlyle to fund a portion of the acquisition of ARRIS International plc (ARRIS) in 2019. See Note 9 for further discussion of the Convertible Preferred Stock. Other than transactions related to the Convertible Preferred Stock, there were no material related party transactions for the three or six months ended June 30, 2021.

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

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Product warranty accrual, beginning of period	$62.1	$57.3	$59.5	$61.0
Provision for warranty claims	12.6	3.4	23.2	7.4
Warranty claims paid	(5.4)	(4.9)	(13.1)	(12.0)
Foreign exchange	0.2	0.1	(0.1)	(0.5)
Product warranty accrual, end of period	$69.5	$55.9	$69.5	$55.9

Commitments and Contingencies

The Company is party to certain intellectual property claims and periodically receives notices asserting that its products infringe on another party’s patents and other intellectual property rights. These claims and assertions, whether against the Company directly or against its customers, could require the Company to pay damages, royalties, stop offering the relevant products and/or cease other activities. The Company may also be called upon to indemnify certain customers for costs related to products sold to such customers. The outcome of these claims and notices is uncertain and a reasonable estimate of the loss from unfavorable outcomes in certain of these matters either cannot be determined or is estimated at the minimum amount of a range of estimates. The actual loss could be material and may vary significantly from our estimates.

As of June 30, 2021, the Company had a liability of $67.7 million recorded in accrued and other liabilities and noncurrent liabilities on the Condensed Consolidated Balance Sheets related to certain intellectual property assertions that have been settled or are in process of settlement. For the three and six months ended June 30, 2021, the Company recorded a charge to cost of sales in the Condensed Consolidated Statements of Operations of $40.0 million and $41.5 million, respectively, related to these intellectual property assertions. This amount is reflected in the results of the Broadband, Home and Venue and Campus Networks segments. The Company paid $4.0 million during the three and six months ended June 30, 2021 to settle intellectual property assertions and paid an additional $50.0 million in July 2021.

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. In the second quarter of 2021, the Company assessed goodwill for impairment due to a change in the composition of reporting units. The Company performed impairment testing immediately before and after the change and determined that no goodwill impairment existed. See Note 2 for further discussion. During the three and six months ended June 30, 2020, the Company recorded a $206.7 million goodwill impairment charge as a result of lower projected operating results for the Home Networks reporting unit in the Home segment.

Property, plant and equipment, intangible assets and right of use assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions, there were no definite-lived intangible or other long-lived asset impairments identified during the three or six months ended June 30, 2021 or 2020. See Note 8 for discussion of impairment charges related to restructuring actions.

Income Taxes

For the three and six months ended June 30, 2021, the Company’s effective tax rate was 0.4% and 10.7%, respectively, and the Company recognized a tax benefit of $0.6 million on a pretax loss of $154.4 million and a tax benefit of $30.1 million on a pretax loss of $281.5 million, respectively. For the three and six months ended June 30, 2021, the Company’s tax benefit was unfavorably impacted by $37.3 million related to a foreign tax rate change as well as impacts of earnings in foreign jurisdictions that are taxed at rates higher than the United States (U.S.) statutory rate, foreign withholding taxes and U.S. anti-deferral provisions. These unfavorable impacts were offset partially by decreases in prior year uncertain tax positions and adjustments related to the finalization of prior year’s tax returns.

For the three and six months ended June 30, 2020, the Company’s effective income tax rate was 4.5% and 8.8%, respectively, and the Company recognized a tax benefit of $15.1 million on a pretax loss of $336.2 million and $46.5 million on a pretax loss $527.5 million, respectively. The Company’s tax benefit was unfavorably impacted in both the three and six months ended June 30, 2020 by a goodwill impairment charge of $206.7 million for which minimal tax benefits were recorded and $20.3 million and $21.9 million, respectively, of tax expense related to state valuation allowances. Excess tax costs of $3.7 million and $7.8 million related to equity compensation awards also impacted the tax benefit unfavorably for the three and six months ended June 30, 2020, respectively.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

For the three and six months ended June 30, 2021, 10.4 million and 12.9 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was either antidilutive or the performance conditions were not met. Of those amounts, for the three and six months ended June 30, 2021, 4.4 million and 5.4 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss position. For the three and six months ended June 30, 2020, 17.0 million and 16.6 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was either antidilutive or the performance conditions were not met. Of those amounts, for the three and six months ended June 30, 2020, 4.3 million and 4.4 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss position.

For both the three and six months ended June 30, 2021, 37.9 million of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive.  For the three and six months ended June 30, 2020, 36.9 million and 36.6 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive. These shares may have been considered dilutive if the Company had not been in a net loss position.

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(153.8)	$(321.1)	$(251.4)	$(481.0)
Dividends on Series A convertible preferred stock	(14.3)	(13.9)	(28.7)	(27.7)
Net loss attributable to common stockholders	$(168.1)	$(335.0)	$(280.1)	$(508.7)

Denominator:
Weighted average common shares outstanding - basic	204.1	195.9	202.9	195.4
Dilutive effect of as-if converted Series A convertible preferred stock	—	—	—	—
Dilutive effect of equity-based awards	—	—	—	—
Weighted average common shares outstanding - diluted	204.1	195.9	202.9	195.4

Loss per share:
Basic	$(0.82)	$(1.71)	$(1.38)	$(2.60)
Diluted	$(0.82)	$(1.71)	$(1.38)	$(2.60)

Recent Accounting Pronouncements

Adopted During the Six Months Ended June 30, 2021

On January 1, 2021, the Company adopted Accounting Standards Update (ASU) No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new guidance is based on a consensus of the Emerging Issues Task Force and is expected to improve comparability in accounting for these transactions. The amendments in this guidance clarify the interaction of accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The impact of adopting this new guidance was not material to the consolidated financial statements.

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

2. GOODWILL

The following table presents the activity in goodwill by reportable segment.

	December 31, 2020			Activity	June 30, 2021
	Goodwill	Accumulated Impairment Losses	Total	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
Broadband	$3,369.7	$(193.6)	$3,176.1	$(22.2)	$3,347.5	$(193.6)	$3,153.9
OWN	669.1	(159.5)	509.6	(1.4)	667.7	(159.5)	508.2
VCN	1,642.0	(41.2)	1,600.8	(4.3)	1,637.7	(41.2)	1,596.5
Home	399.5	(399.5)	—	13.7	413.2	(399.5)	13.7
Total	$6,080.3	$(793.8)	$5,286.5	$(14.2)	$6,066.1	$(793.8)	$5,272.3

In the second quarter of 2021, management shifted certain product lines from the Company’s Broadband segment to its Home segment to better align the Home segment with how the business is being managed in light of the planned spin-off of the Home Networks business. This changed the composition of the Company’s reporting units which resulted in the reallocation of $13.7 million of goodwill from the Network and Cloud reporting unit to the Home Networks reporting unit.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Allowance for Doubtful Accounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Allowance for doubtful accounts, beginning of period	$32.1	$40.0	$40.3	$35.4
Provision (benefit)	(1.1)	3.7	(8.3)	9.9
Write-offs	(0.5)	(0.6)	(0.6)	(2.7)
Recoveries	—	—	—	—
Foreign exchange and other	0.3	0.3	(0.6)	0.8
Allowance for doubtful accounts, end of period	$30.8	$43.4	$30.8	$43.4

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers as of June 30, 2021 and December 31, 2020.

Contract Balance Type	Balance Sheet Location	June 30, 2021	December 31, 2020
Unbilled accounts receivable	Accounts receivable, less allowance for doubtful accounts	$32.1	$21.9

Deferred revenue - current	Accrued and other liabilities	121.0	90.0
Deferred revenue - noncurrent	Other noncurrent liabilities	58.2	53.2
Total contract liabilities		$179.2	$143.2

There were no material changes to contract asset balances for the three or six months ended June 30, 2021 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2020 to June 30, 2021 was primarily due to upfront support payments recognized over the support term.  During the three and six months ended June 30, 2021, the Company recognized revenue related to contract liabilities at December 31, 2020 of $22.6 million and $53.7 million, respectively.

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	June 30, 2021	December 31, 2020
Raw materials	$324.3	$280.2
Work in process	162.0	140.6
Finished goods	663.9	668.1
	$1,150.2	$1,088.9

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accrued and Other Liabilities

	June 30, 2021	December 31, 2020
Compensation and employee benefit liabilities	$241.7	$277.9
Deferred revenue	121.0	90.0
Accrued interest	120.2	120.2
Patent claims and litigation settlements	65.7	25.7
Operating lease liabilities	56.1	62.4
Product warranty accrual	53.9	45.8
Restructuring liabilities	52.0	22.0
Other	273.3	266.6
	$983.9	$910.6

Operating Lease Information

	Balance Sheet Location	June 30, 2021	December 31, 2020
Right of use assets	Other noncurrent assets	$139.4	$159.3

Lease liabilities	Accrued and other liabilities	$56.1	$62.4
Lease liabilities	Other noncurrent liabilities	101.6	119.1
Total lease liabilities		$157.7	$181.5

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Foreign currency translation
Balance at beginning of period	$(131.8)	$(262.3)	$(80.5)	$(162.7)
Other comprehensive income (loss)	21.6	34.6	(30.3)	(65.0)
Amounts reclassified from AOCL	(0.1)	—	0.5	—
Balance at end of period	$(110.3)	$(227.7)	$(110.3)	$(227.7)

Hedging instruments
Balance at beginning of period	$(26.4)	$(16.5)	$(39.0)	$(8.9)
Other comprehensive income (loss)	(8.7)	(5.3)	3.9	(12.9)
Balance at end of period	$(35.1)	$(21.8)	$(35.1)	$(21.8)

Defined benefit plan activity
Balance at beginning of period	$(36.1)	$(25.9)	$(36.4)	$(25.4)
Amounts reclassified from AOCL	0.3	—	0.6	(0.5)
Balance at end of period	$(35.8)	$(25.9)	$(35.8)	$(25.9)
Net AOCL at end of period	$(181.2)	$(275.4)	$(181.2)	$(275.4)

Amounts reclassified from net AOCL related to foreign currency translation and defined benefit plans are recorded in other income (expense), net in the Condensed Consolidated Statements of Operations.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Cash Flow Information

	Six Months Ended
	June 30,
	2021	2020
Cash paid during the period for:
Income taxes, net of refunds	$39.1	$37.2
Interest	261.7	277.1

5. FINANCING

	June 30, 2021	December 31, 2020
7.125% senior notes due July 2028	$700.0	$700.0
5.00% senior notes due March 2027	750.0	750.0
8.25% senior notes due March 2027	1,000.0	1,000.0
6.00% senior notes due June 2025	1,300.0	1,300.0
6.00% senior secured notes due March 2026	1,500.0	1,500.0
5.50% senior secured notes due March 2024	1,250.0	1,250.0
Senior secured term loan due April 2026	3,144.0	3,160.0
Senior secured revolving credit facility	—	—
Total principal amount of debt	$9,644.0	$9,660.0
Less: Original issue discount, net of amortization	(22.6)	(24.8)
Less: Debt issuance costs, net of amortization	(104.6)	(114.6)
Less: Current portion	(32.0)	(32.0)
Total long-term debt	$9,484.8	$9,488.6

See Note 8 in the Notes to Consolidated Financial Statements in the 2020 Annual Report for additional information on the terms and conditions of the Company’s debt obligations.

Senior Secured Credit Facilities

During the three and six months ended June 30, 2021, the Company did not borrow under the senior secured asset-based revolving credit facility (the Revolving Credit Facility). As of June 30, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility and had availability of $729.7 million, after giving effect to borrowing base limitations and outstanding letters of credit.

During the three and six months ended June 30, 2021, the Company made quarterly scheduled amortization payments of $8.0 million and $16.0 million, respectively, on the senior secured term loan due in 2026 (the 2026 Term Loan). The current portion of long-term debt reflects $32.0 million of repayments due under the 2026 Term Loan.

No portion of the 2026 Term Loan was reflected as a current portion of long-term debt as of June 30, 2021 related to the potentially required excess cash flow payment because the amount that may be payable in 2022, if any, cannot currently be reliably estimated. There is no excess cash flow payment required in 2021 related to 2020.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Other Matters

The Company’s non-guarantor subsidiaries held $3,376 million, or 25%, of total assets and $1,034 million, or 8%, of total liabilities as of June 30, 2021 and accounted for $677 million, or 31%, and $1,296 million, or 30%, of net sales for the three and six months ended June 30, 2021, respectively. As of December 31, 2020, the non-guarantor subsidiaries held $3,488 million, or 26%, of total assets and $956 million, or 8%, of total liabilities. For the three and six months ended June 30, 2020, the non-guarantor subsidiaries accounted for $583 million, or 28%, and $1,197 million, or 29%, of net sales, respectively. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap, and the amortization of debt issuance costs and original issue discount, was 5.81% and 5.86% at June 30, 2021 and December 31, 2020, respectively.

6. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate derivatives and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of June 30, 2021 and December 31, 2020 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate derivatives and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate derivatives and foreign currency contracts as of June 30, 2021 and December 31, 2020, are as follows:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$3.9	$3.9	$11.7	$11.7	Level 2
Liabilities:
7.125% senior notes due 2028	$700.0	$759.5	$700.0	$743.8	Level 2
5.00% senior notes due 2027	750.0	767.8	750.0	741.5	Level 2
8.25% senior notes due 2027	1,000.0	1,066.3	1,000.0	1,068.5	Level 2
6.00% senior notes due 2025	1,300.0	1,327.6	1,300.0	1,329.3	Level 2
6.00% senior secured notes due 2026	1,500.0	1,583.6	1,500.0	1,576.8	Level 2
5.50% senior secured notes due 2024	1,250.0	1,282.8	1,250.0	1,285.9	Level 2
Senior secured term loan due 2026	3,144.0	3,134.2	3,160.0	3,156.1	Level 2
Foreign currency contracts	2.9	2.9	24.4	24.4	Level 2
Interest rate swap contracts	21.5	21.5	29.9	29.9	Level 2

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

In the second quarter of 2021, management shifted certain product lines from the Company’s Broadband segment to its Home segment to better align with how the business is being managed in light of the planned spin-off of the Home Networks business. All prior period amounts in these condensed consolidated financial statements have been recast to reflect these operating segment changes.

The following table provides summary financial information by reportable segment:

	June 30, 2021	December 31, 2020
Identifiable segment-related assets:
Broadband	$6,405.9	$6,441.1
OWN	1,360.1	1,264.4
VCN	3,369.5	3,352.3
Home	1,478.0	1,709.0
Total identifiable segment-related assets	12,613.5	12,766.8
Reconciliation to total assets:
Cash and cash equivalents	446.2	521.9
Deferred income tax assets	368.1	288.1
Total assets	$13,427.8	$13,576.8

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company’s measurement of segment performance is adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization). The Company defines adjusted EBITDA as operating income (loss), adjusted to exclude depreciation, amortization of intangible assets, restructuring costs, asset impairments, equity-based compensation, transaction, transformation and integration costs and other items that the Company believes are useful to exclude in the evaluation of operating performance from period to period because these items are not representative of the Company’s core business.

The following table provides net sales, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales:
Broadband	$807.9	$660.6	$1,586.8	$1,258.8
OWN	358.1	328.4	680.6	677.2
VCN	562.8	478.5	1,032.4	948.0
Home	456.5	635.3	957.5	1,252.0
Consolidated net sales	$2,185.3	$2,102.8	$4,257.3	$4,136.0

Segment adjusted EBITDA:
Broadband	$154.0	$127.2	$330.3	$212.5
OWN	80.0	76.0	153.9	164.9
VCN	59.1	38.2	79.1	75.9
Home	14.6	38.4	34.1	57.7
Total segment adjusted EBITDA	307.7	279.8	597.4	511.0
Amortization of intangible assets	(154.2)	(157.6)	(308.9)	(315.4)
Restructuring costs, net	(58.9)	(19.6)	(103.3)	(43.3)
Equity-based compensation	(16.4)	(32.5)	(40.0)	(56.0)
Asset impairments	—	(206.7)	—	(206.7)
Transaction, transformation and integration costs	(21.0)	(7.6)	(36.7)	(13.0)
Acquisition accounting adjustments	(3.0)	(5.2)	(6.2)	(10.7)
Patent claims and litigation settlements	(40.0)	(7.5)	(41.5)	(12.8)
Depreciation	(32.6)	(37.9)	(70.3)	(79.7)
Consolidated operating loss	$(18.4)	$(194.8)	$(9.5)	$(226.6)

Depreciation expense:
Broadband	$13.4	$14.3	$28.7	$29.6
OWN	3.8	4.0	7.6	8.5
VCN	10.3	11.4	21.4	23.2
Home	5.1	8.2	12.6	18.4
Consolidated depreciation expense	$32.6	$37.9	$70.3	$79.7

Additions to property, plant and equipment:
Broadband	$20.3	$8.7	$32.8	$18.1
OWN	2.5	3.9	4.9	6.7
VCN	8.7	5.7	18.1	12.9
Home	2.3	5.5	4.4	10.0
Consolidated additions to property, plant and equipment	$33.8	$23.8	$60.2	$47.7

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 42.6% and 42.5% of total net sales for the three and six months ended June 30, 2021, respectively, compared to 35.6% and 37.8%, of total net sales for the three and six months ended June 30, 2020, respectively. The following table presents net sales by reportable segment, disaggregated based on geographic region:

	Three Months Ended June 30,
	Broadband		OWN		VCN		Home		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Geographic Region:
United States	$493.4	$434.5	$231.9	$223.0	$288.3	$273.1	$240.6	$423.0	$1,254.2	$1,353.6
Europe, Middle East and Africa	116.5	93.9	65.4	66.6	120.0	97.2	106.9	101.3	408.8	359.0
Asia Pacific	58.9	61.9	34.5	19.3	127.7	94.4	23.0	26.3	244.1	201.9
Caribbean and Latin America	114.1	44.7	8.4	13.9	17.6	11.4	50.2	54.0	190.3	124.0
Canada	25.0	25.6	17.9	5.6	9.2	2.4	35.8	30.7	87.9	64.3
Consolidated net sales	$807.9	$660.6	$358.1	$328.4	$562.8	$478.5	$456.5	$635.3	$2,185.3	$2,102.8

	Six Months Ended June 30,
	Broadband		OWN		VCN		Home		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Geographic Region:
United States	$1,017.8	$788.6	$421.5	$482.4	$515.4	$530.3	$491.4	$772.8	$2,446.1	$2,574.1
Europe, Middle East and Africa	215.3	200.4	127.9	123.5	228.8	200.7	222.5	229.5	794.5	754.1
Asia Pacific	119.7	113.8	76.6	39.5	232.1	176.0	41.1	50.1	469.5	379.4
Caribbean and Latin America	191.1	106.3	19.6	22.5	34.4	25.9	137.3	127.7	382.4	282.4
Canada	42.9	49.7	35.0	9.3	21.7	15.1	65.2	71.9	164.8	146.0
Consolidated net sales	$1,586.8	$1,258.8	$680.6	$677.2	$1,032.4	$948.0	$957.5	$1,252.0	$4,257.3	$4,136.0

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

The Company’s net pretax restructuring charges included in restructuring costs, net on the Condensed Consolidated Statements of Operations, by segment, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Broadband	$62.7	$(0.2)	$73.2	$5.1
OWN	0.5	0.5	6.2	3.9
VCN	(6.2)	(1.2)	16.1	10.1
Home	1.9	20.5	7.8	24.2
Total	$58.9	$19.6	$103.3	$43.3

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	June 30, 2021	December 31, 2020
Accrued and other liabilities	$52.0	$22.0
Other noncurrent liabilities	39.7	4.0
Total liability	$91.7	$26.0

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

	Employee- Related Costs	Other	Total
Balance at March 31, 2021	$33.3	$—	$33.3
Additional expense	54.9	4.0	58.9
Cash paid	(19.8)	—	(19.8)
Non-cash items	—	(4.0)	(4.0)
Balance at June 30, 2021	$68.4	$—	$68.4

Balance at December 31, 2020	$—	$—	$—
Additional expense	88.2	4.0	92.2
Cash paid	(19.8)	—	(19.8)
Non-cash items	—	(4.0)	(4.0)
Balance at June 30, 2021	$68.4	$—	$68.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The CommScope NEXT actions included the planned closure of a manufacturing facility as well as headcount reductions in manufacturing, engineering, marketing, sales and administrative functions. The Company expects to make cash payments of $8.5 million during the remainder of 2021 and additional cash payments of $59.9 million between 2022 and 2023 to settle the CommScope NEXT restructuring actions. Additional restructuring actions related to CommScope NEXT are expected to be identified and the resulting charges and cash requirements are expected to be material.

In addition, during the three and six months ended June 30, 2021, the Company recorded $4.0 million of impairment costs related to restructuring activities, which is included in restructuring costs, net on the Condensed Consolidated Statements of Operations.

ARRIS Integration Restructuring Actions

In anticipation of and following the acquisition of ARRIS, the Company initiated a series of restructuring actions to integrate and streamline operations and achieve cost synergies. The activity within the liability established for the ARRIS integration restructuring actions was as follows:

	Employee- Related Costs	Other	Total
Balance at March 31, 2021	$25.8	$0.8	$26.6
Additional expense (recovery)	0.8	(0.8)	—
Cash paid	(4.0)	(0.8)	(4.8)
Non-cash items	—	1.0	1.0
Balance at June 30, 2021	$22.6	$0.2	$22.8

Balance at December 31, 2020	$24.4	$0.8	$25.2
Additional expense	9.2	1.9	11.1
Cash paid	(11.0)	(1.0)	(12.0)
Non-cash items	—	(1.5)	(1.5)
Balance at June 30, 2021	$22.6	$0.2	$22.8

The ARRIS integration actions included headcount reductions in manufacturing, sales, engineering, marketing and administrative functions. The Company has recognized restructuring charges of $185.7 million since the ARRIS acquisition for integration actions. The Company expects to make cash payments of $18.4 million during the remainder of 2021 and additional cash payments of $4.4 million in 2022 to settle the ARRIS integration initiatives. The Company does not expect to identify significant additional restructuring actions related to the ARRIS integration.

For the three and six months ended June 30, 2021, the other restructuring category primarily includes activity from impairment of operating lease right of use assets related to ceasing use of certain leased facilities as part of restructuring activities, which is included in restructuring costs, net on the Condensed Consolidated Statements of Operations.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Holders of the Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. Dividends can be paid in cash, in-kind through the issuance of additional shares of the Convertible Preferred Stock or any combination of the two, at the Company’s option. During the three and six months ended June 30, 2021, the Company paid cash dividends of $14.3 million and $28.7 million, respectively. During the three and six months ended June 30, 2020, the Company paid dividends in-kind of $13.9 million and $27.7 million, respectively, which was recorded as additional Convertible Preferred Stock on the Condensed Consolidated Balance Sheets.

10. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of June 30, 2021, $149.3 million of total unrecognized compensation expense related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) is expected to be recognized over a remaining weighted average period of 1.6 years. There were no significant capitalized equity-based compensation costs at June 30, 2021.

In the second quarter of 2021, the Company’s stockholders approved the termination of certain executive performance stock options, which is reflected as forfeited stock options below, and the grant of selective performance-based retention equity awards, which is reflected as performance share units granted below. The impact under modification accounting was not material to the condensed consolidated financial statements.

The following table shows a summary of the equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Selling, general and administrative	$8.5	$17.7	$20.4	$30.7
Cost of sales	2.7	5.2	6.6	9.0
Research and development	5.2	9.6	13.0	16.3
Total equity-based compensation expense	$16.4	$32.5	$40.0	$56.0

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards generally vest over five years following the grant date and have a contractual term of ten years. The Company uses the Black-Scholes model to estimate the fair value of stock option awards at the date of grant. Key inputs and assumptions used in the model include the grant date fair value of common stock, exercise price of the award, the expected option term, the risk-free interest rate, stock price volatility and the Company’s projected dividend yield. There were no stock option awards granted during the three and six months ended June 30, 2021 or 2020.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table summarizes the stock option activity (in millions, except per share data and years):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at March 31, 2021	5.1	$21.83	7.2	$1.0
Forfeited	(1.9)	$18.34
Options outstanding at June 30, 2021	3.2	$23.95	5.8	$6.5

Options outstanding at December 31, 2020	6.2	$19.86	6.6	$5.6
Exercised	(0.7)	$5.78
Forfeited	(2.3)	$18.39
Options outstanding at June 30, 2021	3.2	$23.95	5.8	$6.5
Options vested at June 30, 2021	2.4	$25.74	5.1	$4.1
Options unvested at June 30, 2021	0.8	$18.20	7.9	$2.4

The exercise prices of outstanding options at June 30, 2021 were in the following ranges (in millions, except per share data and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$5.50 to $18.50	0.1	4.9	$10.08	0.1	$9.11
$18.51 to $30.00	2.2	5.9	$19.54	1.4	$20.01
$30.01 to $45.00	0.9	5.6	$36.44	0.9	$36.44
$5.50 to $45.00	3.2	5.8	$23.95	2.4	$25.74

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in millions, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at March 31, 2021	8.2	$12.25
Granted	3.8	$20.53
Vested and shares issued	(0.2)	$11.92
Forfeited	(0.5)	$12.93
Non-vested share units at June 30, 2021	11.3	$15.00

Non-vested share units at December 31, 2020	13.2	$13.62
Granted	3.8	$20.39
Vested and shares issued	(5.0)	$15.71
Forfeited	(0.7)	$13.22
Non-vested share units at June 30, 2021	11.3	$15.00

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

The following table presents the weighted average assumptions used in the valuation and the fair value of PSU awards granted with a market condition:
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Risk-free interest rate	0.4%	0.4%
Expected volatility	55.0%	56.0%
Weighted average fair value at grant date	$12.01	$11.21

The following table summarizes the PSU activity (in millions, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at March 31, 2021	1.6	$4.30
Granted	0.6	$12.01
Non-vested share units at June 30, 2021	2.2	$6.30

Non-vested share units at December 31, 2020	1.5	$4.03
Granted	0.7	$11.21
Non-vested share units at June 30, 2021	2.2	$6.30

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report).

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

In the first quarter of 2021, we announced a transformation initiative referred to as CommScope NEXT designed to drive shareholder value through three pillars: focusing on strategies to drive profitable growth, undertaking a full portfolio evaluation and optimizing our  business by focusing on efficiency and eliminating unnecessary non-value-added complexity and cost across the business. We believe these efforts are critical to making us more competitive and allowing us to invest in growth and maximize shareholder and stakeholder value. We incurred $58.9 million and $103.3 million of restructuring costs and $21.0 million and $36.7 million of transaction, transformation and integration costs during the three and six months ended June 30, 2021, respectively, primarily related to CommScope NEXT. We expect to continue to incur restructuring costs and transaction, transformation and integration costs related to CommScope NEXT and such costs are expected to be material.

As a step in our CommScope NEXT transformation plan, on April 8, 2021, we announced our plan to spin-off the Home Networks business. Below we refer to certain supplementary “Core” financial measures, which reflect the results of our Broadband Networks (Broadband), Outdoor Wireless Networks (OWN) and Venue and Campus Networks (VCN) segments, in the aggregate. Our Core financial measures exclude the results and performance of our Home Networks (Home) segment. See the Segment Results section below for illustration of the aggregation of our Core financial measures. These metrics represent the business segments as we have reported. However, the ultimate definition of the Home Networks business that we expect to spin-off may vary, and future results may differ materially.

In the second quarter of 2021, we shifted certain product lines from our Broadband segment to our Home segment to better align with how the business is being managed in light of the planned spin-off of the Home Networks business. All prior period amounts have been recast to reflect these operating segment changes.

COVID-19 Update

The COVID-19 outbreak had an adverse impact on our financial performance in 2020 primarily related to decreased demand, supply constraints due to the temporary shutdown of certain of our facilities and increased business continuity costs. We took a variety of actions in 2020 to help mitigate the financial impacts such as headcount reductions, lower capital spending and lower discretionary spending. The negative impact of COVID-19 on our financial performance has eased during the first half of 2021, with network strain driving increased demand for our Broadband segment products in particular. The recovery in demand has also had unfavorable business impacts, including commodity inflation (primarily copper and resins), logistics cost increases and certain component part shortages. We expect certain of these unfavorable impacts to continue into 2022.

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

Performance Highlights

The below are highlights of our results for the three and six months ended June 30, 2021 compared to the prior year periods. Core financial measures reflect the results of our Broadband, OWN and VCN segments, in the aggregate. Core financial measures exclude the results of our Home segment. See the Segment Results section below for illustration of the aggregation of our Core financial measures.

•	Net sales increased 3.9% and 2.9%, respectively
•	Core net sales increased 17.8% and 14.4%, respectively
•	Net loss decreased 52.1% and 47.7%, respectively
•	Non-GAAP adjusted EBITDA increased 10.0% and 16.9%, respectively
•	Core adjusted EBITDA increased 21.4% and 24.3%, respectively
•	Diluted loss per share decreased 52.0% and 46.9%, respectively

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies as disclosed in our 2020 Annual Report.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Three Months Ended
	June 30,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,185.3	100.0%	$2,102.8	100.0%	$82.5	3.9%
Core net sales (1)	1,728.8	79.1	1,467.5	69.8	261.3	17.8
Gross profit	673.3	30.8	656.1	31.2	17.2	2.6
Operating loss	(18.4)	(0.8)	(194.8)	(9.3)	176.4	(90.6)
Core operating income (1)	35.0	2.0	40.9	2.8	(5.9)	(14.4)
Non-GAAP adjusted EBITDA (2)	307.7	14.1	279.8	13.3	27.9	10.0
Core adjusted EBITDA (1)	293.1	17.0	241.4	16.4	51.7	21.4
Net loss	(153.8)	(7.0)	(321.1)	(15.3)	167.3	(52.1)
Diluted loss per share	$(0.82)		$(1.71)		$0.89	(52.0)

	Six Months Ended
	June 30,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$4,257.3	100.0%	$4,136.0	100.0%	$121.3	2.9%
Core net sales (1)	3,299.8	77.5	2,884.0	69.7	415.8	14.4
Gross profit	1,345.5	31.6	1,297.3	31.4	48.2	3.7
Operating loss	(9.5)	(0.2)	(226.6)	(5.5)	217.1	(95.8)
Core operating income (1)	75.4	2.3	40.7	1.0	34.7	85.3
Non-GAAP adjusted EBITDA (2)	597.4	14.0	511.0	12.4	86.4	16.9
Core adjusted EBITDA (1)	563.3	17.1	453.3	11.0	110.0	24.3
Net loss	(251.4)	(5.9)	(481.0)	(11.6)	229.6	(47.7)
Diluted loss per share	$(1.38)		$(2.60)		$1.22	(46.9)

(1)

Core financial measures reflect the results of our Broadband, OWN and VCN segments, in the aggregate. Core financial measures exclude the results of our Home segment. See the Segment Results section below for illustration of the aggregation of our Core financial measures.

(2)	See “Reconciliation of Non-GAAP Measures.”

Net sales

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(dollars in millions)
Net sales	$2,185.3	$2,102.8	$82.5	3.9%	$4,257.3	$4,136.0	$121.3	2.9%
Domestic	1,254.2	1,353.6	(99.4)	(7.3)	2,446.1	2,574.1	(128.0)	(5.0)
International	931.1	749.2	181.9	24.3	1,811.2	1,561.9	249.3	16.0

Net sales for the three and six months ended June 30, 2021 increased $82.5 million, or 3.9%, and $121.3 million, or 2.9%, respectively, compared to the prior year periods. Core net sales for the three months ended June 30, 2021 increased $261.3 million, or 17.8%, compared to the prior year period with increases in the Broadband segment of $147.3 million, the VCN segment of $84.3 million and the OWN segment of $29.7 million. Core net sales for the six months ended June 30, 2021 increased $415.8 million, or 14.4%, compared to the prior year period with increases in the Broadband segment of $328.0 million, the VCN segment of $84.4 million and the OWN segment of $3.4 million. For the three and six months ended June 30, 2021, net sales in the Home segment decreased $178.8 million and $294.5 million, respectively, compared to the prior year periods. In the three and six months ended June 30, 2021, all our segments experienced supply shortages and extended lead times for certain materials that negatively affected our ability to meet customer demand for our products. We expect these shortages and delays to persist into 2022. In addition, our Broadband segment faced capacity constraints that negatively affected net sales in the three and six months ended June 30, 2021.

From a regional perspective, for the three months ended June 30, 2021 compared to the prior year period, net sales increased in the Caribbean and Latin American (CALA) region by $66.3 million, the Europe, Middle East and Africa (EMEA) region by $49.8 million, the Asia Pacific (APAC) region by $42.2 million and Canada by $23.6 million. The increases in net sales for the three months ended June 30, 2021 were partially offset by a decrease of $99.4 million in the U.S. From a regional perspective, for the six months ended June 30, 2021, net sales increased in the CALA region by $100.0 million, the APAC region by $90.1 million, the EMEA region by $40.4 million and Canada by $18.8 million. The increases in net sales for the six months ended June 30, 2021 were partially offset by a decrease of $128.0 million in the U.S. For additional information on regional sales by segment, see discussion of Segment Results below and Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements herein. Foreign exchange rate changes impacted net sales favorably by approximately 2% for both the three and six months ended June 30, 2021 compared to the same prior year periods.

Net sales to customers located outside of the U.S. comprised 42.6% and 42.5% of total net sales for the three and six months ended June 30, 2021, respectively, compared to 35.6% and 37.8% for the three and six months ended June 30, 2020, respectively. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(dollars in millions)
Gross profit	$673.3	$656.1	$17.2	2.6%	$1,345.5	$1,297.3	$48.2	3.7%
As a percent of sales	30.8%	31.2%			31.6%	31.4%
SG&A expense	302.3	290.9	11.4	3.9	595.0	602.0	(7.0)	(1.2)
As a percent of sales	13.8%	13.8%			14.0%	14.6%
R&D expense	176.3	176.1	0.2	0.1	347.8	356.5	(8.7)	(2.4)
As a percent of sales	8.1%	8.4%			8.2%	8.6%

Gross profit (net sales less cost of sales)

Gross profit increased for the three and six months ended June 30, 2021 compared to the prior year periods primarily due to higher net sales. Gross profit was unfavorably impacted during the three and six months ended June 30, 2021 by a $40.0 million charge related to the settlement of an intellectual property assertion. Gross profit was also impacted unfavorably by higher freight and material costs as well as pricing pressures related to certain of our OWN segment products that were only partially offset by increased pricing on certain of our VCN segment products. Despite these unfavorable impacts, gross profit as a percentage of sales for the three and six months ended June 30, 2021 only slightly declined compared to the prior periods mainly due to favorable product mix.

Selling, general and administrative expense

In the first quarter of 2021, we announced a transformation initiative, CommScope NEXT, and in early April 2021, we announced our intention to spin-off our Home Networks business. We are also continuing to integrate the 2019 acquisition of ARRIS International plc (ARRIS), including our work to combine our enterprise resource planning systems. Due to these efforts, we incurred $21.0 million and $36.7 million of transaction, transformation and integration costs during the three and six months ended June 30, 2021, respectively, compared to $7.6 million and $13.0 million during the three and six months ended June 30, 2020, respectively. Transaction, transformation and integration costs during the prior year periods were mainly focused on the integration of the ARRIS business. We expect to continue to incur transaction, transformation and integration costs related to CommScope NEXT, the spin-off of the Home Networks business, and the integration of the ARRIS business, and such costs are expected to be material.

For the three and six months ended June 30, 2021, excluding transaction, transformation and integration costs, selling, general and administrative (SG&A) expense decreased by $2.0 million and $30.7 million, respectively, primarily due to reductions in bad debt expense of $3.4 million and $17.1 million, respectively, as the aging of our receivables has improved. This reduction in bad debt expense was offset partially by higher variable compensation expense of $3.2 million and $6.9 million for the three and six months ended June 30, 2021, respectively, compared to the prior year period as our year-over-year performance has improved. In addition, we have benefited from cost savings initiatives in back office functions that have allowed us to reinvest in selling and marketing activities in our Core segments.

Research and development expense

For the three months ended June 30, 2021, research and development (R&D) expense was relatively unchanged compared to the prior year period because decreased spending on Home segment products of $8.4 million was offset by higher spending on Broadband segment products. R&D expense decreased for the six months ended June 30, 2021, primarily due to decreased spending on Home segment products of $20.7 million partially offset by increased spending on Broadband segment products of $11.8 million. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs, net and Asset impairments

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$154.2	$157.6	$(3.4)	(2.2)%	$308.9	$315.5	$(6.6)	(2.1%)
Restructuring costs, net	58.9	19.6	39.3	200.5	103.3	43.3	60.0	138.6
Asset impairments	—	206.7	(206.7)	NM	—	206.7	(206.7)	NM

NM – Not meaningful

Amortization of purchased intangible assets

For the three and six months ended June 30, 2021, amortization of purchased intangible assets was lower compared to the prior year periods because certain of our intangible assets became fully amortized.

Restructuring costs, net

The restructuring costs recorded during the three and six months ended June 30, 2021 reflected actions initiated during the first and second quarters of 2021 and included $58.9 million and $92.2 million, respectively, related to CommScope NEXT. For the six months ended June 30, 2021, the restructuring costs recorded also reflected $11.1 million related to integrating the ARRIS business. The restructuring costs recorded during the three and six months ended June 20, 2020 were primarily related to integrating the ARRIS business. From a cash perspective, we paid $24.6 million and $31.8 million to settle restructuring liabilities during the three and six months ended June 30, 2021, respectively, and expect to pay an additional $26.9 million by the end of 2021 and $64.3 million between 2022 and 2023 related to restructuring actions that have been initiated. Additional restructuring actions related to the CommScope NEXT are expected to be identified and the resulting charges and cash requirements are expected to be material. The Company does not expect to identify significant additional restructuring actions related to the ARRIS integration.

Asset impairments

We did not record any asset impairment charges during the three or six months ended June 30, 2021. For the three and six months ended June 30, 2020, we recorded a goodwill impairment charge of $206.7 million related to our Home Networks reporting unit within our Home segment.

Other income (expense), net

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(dollars in millions)
Foreign currency loss	$(1.2)	$(4.2)	$3.0	(71.4)%	$(0.9)	$(13.9)	$13.0	(93.5)%
Other income, net	2.7	3.4	(0.7)	(20.6)	3.4	0.6	2.8	466.7

Foreign currency loss

Foreign currency loss includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The foreign currency loss in the prior year periods was primarily driven by certain unhedged currencies.

Other income, net

Other income, net for the three months ended June 30, 2021 was comparable to the prior year period. The change in other income, net for the six months ended June 30, 2021 compared to the prior year period was primarily due to higher gains on certain investments compared to the prior year period.

Interest expense, Interest income and Income taxes

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(dollars in millions)
Interest expense	$(138.0)	$(141.4)	$3.4	(2.4)%	$(275.5)	$(290.5)	$15.0	(5.2%)
Interest income	0.5	0.8	(0.3)	(37.5)	1.0	2.9	(1.9)	(65.5)
Income tax benefit	0.6	15.1	(14.5)	(96.0)	30.1	46.5	(16.4)	(35.3)

Interest expense and interest income

Interest expense for the six months ended June 30, 2021 decreased compared to the prior year period primarily due to lower variable interest rates on our senior secured term loan due 2026 (the 2026 Term Loan). Our weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap and the amortization of debt issuance costs and original issue discount, was 5.81% at June 30, 2021, 5.86% at December 31, 2020 and 5.64% at June 30, 2020.

Income tax benefit

For the three and six months ended June 30, 2021, our effective tax rate was 0.4% and 10.7%, respectively, and we recognized a tax benefit of $0.6 million on a pretax loss of $154.4 million and a tax benefit of $30.1 million on a pretax loss of $281.5 million, respectively. For the three and six months ended June 30, 2021, our tax benefit was unfavorably impacted by $37.3 million related to a foreign tax rate change as well as impacts of earnings in foreign jurisdictions that are taxed at rates higher than the United States (U.S.) statutory rate, foreign withholding taxes and U.S. anti-deferral provisions. These unfavorable impacts were offset partially by decreases in prior year uncertain tax positions and adjustments related to the finalization of prior year’s tax returns.

Our effective income tax rate was 4.5% and 8.8% for the three and six months ended June 30, 2020, respectively. We recognized a tax benefit of $15.1 million on a pretax loss of $336.2 million and a tax benefit of $46.5 million on a pretax loss of $527.5 million, respectively. Our tax benefit was unfavorably impacted by a goodwill impairment charge of $206.7 million, for which minimal tax benefits were recorded, and $20.3 million and $21.9 million, respectively, of tax expense related to state valuation allowances. Excess tax costs of $3.7 million and $7.8 million related to equity compensation awards also impacted the tax benefit unfavorably for the three and six months ended June 30, 2020, respectively.

Segment Results

	Three Months Ended
	June 30,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions)
Net sales by segment:
Broadband	$807.9	37.0%	$660.6	31.4%	$147.3	22.3%
OWN	358.1	16.4	328.4	15.6	29.7	9.0
VCN	562.8	25.8	478.5	22.8	84.3	17.6
Core net sales (1)	1,728.8	79.1	1,467.5	69.8	261.3	17.8
Home	456.5	20.9	635.3	30.2	(178.8)	(28.1)
Consolidated net sales	$2,185.3	100.0%	$2,102.8	100.0%	$82.5	3.9%

Operating income (loss) by segment:
Broadband	$(35.1)	(4.3)%	$11.0	1.7%	$(46.1)	NM
OWN	64.0	17.9	54.8	16.7	9.2	16.8%
VCN	6.1	1.1	(24.9)	(5.2)	31.0	NM
Core operating income (1)	35.0	2.0	40.9	2.8	(5.9)	(14.4)
Home	(53.4)	(11.7)	(235.7)	(37.1)	182.3	(77.3)
Consolidated operating loss	$(18.4)	(0.8)%	$(194.8)	(9.3)%	$176.4	(90.6)%

Adjusted EBITDA by segment:
Broadband	$154.0	19.1%	$127.2	19.3%	$26.8	21.1%
OWN	80.0	22.3	76.0	23.1	4.0	5.3
VCN	59.1	10.5	38.2	8.0	20.9	54.7
Core adjusted EBITDA (1)	293.1	17.0	241.4	16.4	51.7	21.4
Home	14.6	3.2	38.4	6.0	(23.8)	(62.0)
Non-GAAP consolidated adjusted EBITDA (2)	$307.7	14.1%	$279.8	13.3%	$27.9	10.0%

	Six Months Ended
	June 30,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales by segment:
Broadband	$1,586.8	37.3%	$1,258.8	30.4%	$328.0	26.1%
OWN	680.6	16.0	677.2	16.4	3.4	0.5
VCN	1,032.4	24.3	948.0	22.9	84.4	8.9
Core net sales (1)	3,299.8	77.5	2,884.0	69.7	415.8	14.4
Home	957.5	22.5	1,252.0	30.3	(294.5)	(23.5)
Consolidated net sales	$4,257.3	100.0%	$4,136.0	100.0%	$121.3	2.9%

Operating income (loss) by segment:
Broadband	$19.2	1.2%	$(19.2)	(1.5)%	$38.4	NM
OWN	115.2	16.9	120.5	17.8	(5.3)	(4.4)%
VCN	(59.0)	(5.7)	(60.6)	(6.4)	1.6	(2.6)
Core operating income (1)	75.4	2.3	40.7	1.4	34.7	85.3
Home	(84.9)	(8.9)	(267.3)	(21.3)	182.4	(68.2)
Consolidated operating loss	$(9.5)	(0.2)%	$(226.6)	(5.5)%	$217.1	(95.8)%

Adjusted EBITDA by segment:
Broadband	$330.3	20.8%	$212.5	16.9%	$117.8	55.4%
OWN	153.9	22.6	164.9	24.4	(11.0)	(6.7)
VCN	79.1	7.7	75.9	8.0	3.2	4.2
Core adjusted EBITDA (1)	563.3	17.1	453.3	15.7	110.0	24.3
Home	34.1	3.6	57.7	4.6	(23.6)	(40.9)
Non-GAAP consolidated adjusted EBITDA (2)	$597.4	14.0%	$511.0	12.4%	$86.4	16.9%

(1)	Core financial measures reflect the results of our Broadband, OWN and VCN segments, in the aggregate. Core financial measures exclude the results of our Home segment.
(2)	See “Reconciliation of Non-GAAP Measures.”

Note: Components may not sum to total due to rounding.

NM – Not meaningful

Broadband Networks Segment

Net sales for the Broadband segment increased for the three and six months ended June 30, 2021 compared to the prior year periods due to increased demand for our products and services as service providers enhance their networks to keep pace with broadband demand. Although net sales for the Broadband segment increased, we are still experiencing capacity constraints in certain products that negatively affected our net sales in 2021. We are investing to alleviate these constraints and expect them to begin to ease in the second half of 2021. From a regional perspective, for the three months ended June 30, 2021, net sales increased in the CALA region by $69.4 million, the U.S. by $58.9 million and the EMEA region by $22.6 million but decreased in the APAC region by $3.0 million and Canada by $0.6 million. For the six months ended June 30, 2021, net sales increased in the U.S. by $229.2 million, the CALA region by $84.8 million, the EMEA region by $14.9 million and the APAC region by $5.9 million but decreased in Canada by $6.8 million. Foreign exchange rate changes impacted Broadband segment net sales favorably by approximately 2% during both the three and six months ended June 30, 2021 compared to the same prior year periods.

For the three months ended June 30, 2021, Broadband segment operating income decreased compared to the prior year period despite an increase in sales volumes, due to higher freight and material costs, increased expenses to expand capacity to meet demand, increased restructuring costs of $62.9 million and an intellectual property settlement charge of $20.0 million. For the six months ended June 30, 2021, Broadband segment operating income increased compared to the prior year period due to increased sales volumes, partially offset by higher freight and material costs, increased expenses to expand capacity to meet demand, increased restructuring costs of $68.1 million and the intellectual property settlement charge of $20.0 million. Broadband segment adjusted EBITDA increased for both the three and six months ended June 30, 2021 primarily due to higher sales volumes. Restructuring costs and intellectual property settlements are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Outdoor Wireless Networks Segment

Although OWN segment net sales increased year over year for both the three and six months ended June 30, 2021, net sales were negatively affected by supply shortages of certain materials that hindered our ability to meet customer demand. OWN segment net sales increased during the three and six months ended June 30, 2021 compared to the prior year periods primarily due to an increase in spending on macro tower solutions in the APAC region and Canada. For the six months ended June 30, 2021, these favorable impacts were partially offset by a slowdown in sales of wireless network equipment to certain U.S. service provider customers in the first quarter of 2021. For the three months ended June 30, 2021, OWN segment net sales increased in the APAC region by $15.2 million, Canada by $12.3 million and the U.S. by $8.9 million, and decreased in the CALA region by $5.5 million and the EMEA region by $1.2 million. For the six months ended June 30, 2021, OWN segment net sales increased in the APAC region by $37.1 million, Canada by $25.7 million and the EMEA region by $4.4 million and decreased in the U.S. by $60.9 million and the CALA region by $2.9 million. Foreign exchange rate changes impacted OWN segment net sales favorably by approximately 2% during both the three and six months ended June 30, 2021 compared to the same prior year periods.

For the three months ended June 30, 2021, OWN segment operating income and adjusted EBITDA increased compared to the prior year periods primarily due to increased sales volumes, partially offset by pricing pressure on certain products and higher material costs. For the six months ended June 30, 2021, OWN segment operating income and adjusted EBITDA decreased compared to the prior year period, despite the increase in net sales, primarily due to pricing pressures on certain products, higher material costs and unfavorable product mix, partially offset by benefits from cost savings initiatives. For the three and six months ended June 30, 2021, OWN segment operating income was also favorably impacted by lower amortization expense which is excluded from adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Venue and Campus Networks Segment

For the three and six months ended June 30, 2021, net sales increased in the VCN segment with higher net sales of Ruckus products and enterprise products, partially offset by lower net sales of distributed antenna systems. Net sales of Ruckus products increased year over year despite shortages of certain materials that negatively affected our ability to meet customer demand. We expect this supply shortage to continue into 2022. From a regional perspective, for the three months ended June 30, 2021, net sales increased in the APAC region by $33.3 million, the EMEA region by $22.8 million, the U.S. by $15.2 million, Canada by $6.8 million and the CALA region by $6.2 million. For the six months ended June 30, 2021, net sales increased in the APAC region by $56.1 million, the EMEA region by $28.1 million, the CALA region by $8.5 million and Canada by $6.6 million and decreased in the U.S. by $14.9 million. Foreign exchange rate changes impacted VCN segment net sales favorably by approximately 2% during both the three and six months ended June 30, 2021 compared to the same prior year periods.

For the three and six months ended June 30, 2021, VCN segment operating loss decreased and adjusted EBITDA increased compared to the prior year period primarily due to higher sales volumes and favorable pricing impacts on certain products, partially offset by higher material and freight costs as well as unfavorable geographic and product mix. See “Reconciliation of Segment Adjusted EBITDA” below.

Home Networks Segment

Net sales for the Home segment decreased for the three and six months ended June 30, 2021 primarily due to continuing declines in demand for video products from both U.S. and international service providers as well as the negative impact of supply shortages and delays on our ability to meet customer demand. For the three months ended June 30, 2021, net sales decreased in the U.S. by $182.4 million, the CALA region by $3.8 million and the APAC region by $3.3 million and increased in the EMEA region by $5.6 million and Canada by $5.1 million. From a regional perspective, for the six months ended June 30, 2021, net sales decreased in the U.S. by $281.4 million, the APAC region by $9.0 million, the EMEA region by $7.0 million and Canada by $6.7 million and increased in the CALA region by $9.6 million. Foreign exchange rate changes impacted Home segment net sales favorably by approximately 1% during both the three and six months ended June 30, 2021 compared to the same prior year periods.

For the three and six months ended June 30, 2021, Home segment operating loss decreased primarily due to a prior year period goodwill impairment charge of $206.7 million. Asset impairment charges are not reflected in adjusted EBITDA. Excluding the impact of the prior year goodwill impairment charge, Home segment operating loss increased and adjusted EBITDA decreased for the three and six months ended June 30, 2021 compared to the prior year period primarily due to lower sales volumes and higher warranty costs, partially offset by benefits from cost savings initiatives. Home segment operating loss was also unfavorably impacted for the three and six months ended June 30, 2021 by higher transaction, transformation and integration costs of $10.4 million and $15.5 million, respectively, and an intellectual property settlement charge of $20.0 million in the current year periods. Home segment transaction, transformation and integration costs were primarily related to the announced planned spin-off of the Home Networks business. Transaction, transformation and integration costs and intellectual property settlements are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data).

	June 30, 2021	December 31, 2020	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$446.2	$521.9	$(75.7)	(14.5)%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	987.2	911.2	76.0	8.3
Availability under revolving credit facility	729.7	735.1	(5.4)	(0.7)
Long-term debt, including current portion	9,516.8	9,520.6	(3.8)	—
Total capitalization (2)	10,627.4	10,917.4	(290.0)	(2.7)
Long-term debt as a percentage of total capitalization	89.5%	87.2%

(1)

Working capital consisted of current assets of $3,497.4 million less current liabilities of $2,096.0 million at June 30, 2021. Working capital consisted of current assets of $3,354.5 million less current liabilities of $1,953.4 million at December 31, 2020.

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

The primary uses of liquidity include debt service requirements, voluntary debt repayments or redemptions, working capital requirements, capital expenditures, transaction separation costs, transformation costs, restructuring costs, acquisition integration costs, dividends related to the Convertible Preferred Stock if we elect to pay such dividends in cash, litigation settlements and income tax payments. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our senior secured revolving credit facility (the Revolving Credit Facility), will be sufficient to meet our presently anticipated future cash needs. We may experience volatility in cash flows between periods due to, among other reasons, variability in the timing of vendor payments and customer receipts. We may, from time to time, borrow additional amounts under the Revolving Credit Facility or issue debt securities, if market conditions are favorable, to meet future cash needs or to reduce our borrowing costs.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended June 30, 2021, our pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $1,402.8 million, which included annualized synergies expected to be mostly realized within the next year ($10.9 million) and annualized savings expected from cost reduction initiatives ($90.3 million) so that the impact of the synergies and cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at June 30, 2021.

Cash and cash equivalents decreased during the six months ended June 30, 2021 primarily driven by cash paid for capital expenditures of $60.2 million, cash dividends paid for the Convertible Preferred Stock of $28.7 million, tax withholding payments for vested equity-based compensation awards of $24.6 million and a payment to settle a net investment hedge of $18.0 million, partially offset by cash generated from operating activities of $67.6 million. We expect cash generation to be lower in 2021 than the prior year as we continue to expand capacity for our Broadband segment and invest in CommScope NEXT initiatives. As of June 30, 2021, approximately 62% of our cash and cash equivalents were held outside the U.S.

Working capital, excluding cash and cash equivalents and the current portion of long-term debt, increased during the six months ended June 30, 2021 due to higher accounts receivable balances due to the timing of net sales and higher inventory balances, offset partially by higher accounts payable balances due to timing. The net reduction in total capitalization during the six months ended June 30, 2021 reflected the net loss for the period and foreign currency translation losses.

Cash Flow Overview

	Six Months Ended
	June 30,		$	%
	2021	2020	Change	Change
	(dollars in millions)
Net cash generated by operating activities	$67.6	$166.3	$(98.7)	(59.4)%
Net cash used in investing activities	(76.9)	(47.6)	(29.3)	61.6
Net cash generated by (used in) financing activities	(65.4)	128.6	(194.0)	(150.9)

Operating Activities

	Six Months Ended
	June 30,
	2021	2020
	(in millions)
Net loss	$(251.4)	$(481.0)
Adjustments to reconcile net loss to net cash generated by operating activities:
Depreciation and amortization	392.8	408.9
Equity-based compensation	40.0	56.0
Deferred income taxes	(81.1)	(69.4)
Asset impairments	—	206.7
Changes in assets and liabilities:
Accounts receivable	(173.9)	33.5
Inventories	(64.9)	(73.5)
Prepaid expenses and other assets	32.3	11.7
Accounts payable and other liabilities	169.0	62.7
Other	4.8	10.7
Net cash generated by operating activities	$67.6	$166.3

During the six months ended June 30, 2021, operating cash flows decreased compared to the prior year period primarily as a result of increases in working capital in the current year as net sales improved.

Investing Activities

	Six Months Ended
	June 30,
	2021	2020
	(in millions)
Additions to property, plant and equipment	$(60.2)	$(47.7)
Proceeds from sale of property, plant and equipment	1.3	0.1
Payments upon settlement of net investment hedge	(18.0)	—
Net cash used in investing activities	$(76.9)	$(47.6)

During the six months ended June 30, 2021, the increase in cash used in investing activities was driven by a payment made to settle a net investment hedge and an increase of $12.5 million in our investment in property, plant and equipment that primarily related to supporting improvements in manufacturing operations, including expanding production capacity and investing in information technology, including software developed for internal use.

Financing Activities

	Six Months Ended
	June 30,
	2021	2020
	(in millions)
Long-term debt repaid	$(16.0)	$(116.0)
Long-term debt proceeds	—	250.0
Dividends paid on Series A convertible preferred stock	(28.7)	—
Proceeds from the issuance of common shares under equity-based compensation plans	3.9	0.9
Tax withholding payments for vested equity-based compensation awards	(24.6)	(6.3)
Net cash generated by (used in) financing activities	$(65.4)	$128.6

During the six months ended June 30, 2021, the increase in cash used in financing activities was driven by the prior year impact of the $250.0 million borrowed under the Revolving Credit Facility as a precautionary measure to reinforce our cash position and preserve financial flexibility in light of the uncertainty in the global economy at that time resulting from the COVID-19 pandemic. We subsequently repaid the amount in July 2020. As of June 30, 2021, we had no outstanding borrowings under the Revolving Credit Facility and had availability of $729.7 million, reflecting a borrowing base of $771.5 million reduced by $41.8 million of letters of credit issued under the Revolving Credit Facility.

In the prior year period, we also redeemed $100.0 million aggregate principal amount of our 5.00% senior notes due 2021. We may redeem or repurchase more of our senior notes if market conditions are favorable and the applicable indenture and the credit agreements governing the senior secured credit facilities permit such repayment or repurchase. In addition, we may refinance portions of our existing debt to, among other reasons, lower borrowing costs, extend the term or adjust the total amount of fixed or floating-rate debt.

Also impacting cash used in financing activities for the six months ended June 30, 2021 was the increase of $28.7 million in cash dividends paid for the Convertible Preferred Stock. In the prior year period, the dividends for the Convertible Preferred Stock were paid in additional shares of Convertible Preferred Stock. During the six months ended June 30, 2021, we received proceeds of $3.9 million related to the exercise of stock options compared to $0.9 million in the prior year period. During the six months ended June 30, 2021, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $24.6 million compared to $6.3 million in the prior year period.

Off-Balance Sheet Arrangements

We were not party to any significant off-balance sheet arrangements during the six months ended June 30, 2021.

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

We also believe presenting these non-GAAP results for the twelve months ended June 30, 2021 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the six months ended June 30, 2020 from the data for the year ended December 31, 2020 and then adding the data for the six months ended June 30, 2021.

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

Consolidated

	Three Months		Six Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	June 30,		June 30,		December 31,	June 30,
	2021	2020	2021	2020	2020	2021
	(in millions)
Net loss	$(153.8)	$(321.1)	$(251.4)	$(481.0)	$(573.4)	$(343.8)
Income tax benefit	(0.6)	(15.1)	(30.1)	(46.5)	(81.1)	(64.7)
Interest income	(0.5)	(0.8)	(1.0)	(2.9)	(4.4)	(2.5)
Interest expense	138.0	141.4	275.5	290.5	577.8	562.8
Other expense (income), net	(1.5)	0.8	(2.5)	13.3	29.3	13.5
Operating income (loss)	$(18.4)	$(194.8)	$(9.5)	$(226.6)	$(51.8)	$165.3
Adjustments:
Amortization of purchased intangible assets	154.2	157.6	308.9	315.4	630.5	624.0
Restructuring costs, net	58.9	19.6	103.3	43.3	88.4	148.4
Equity-based compensation	16.4	32.5	40.0	56.0	115.0	99.0
Asset impairments	—	206.7	—	206.7	206.7	—
Transaction, transformation and integration costs (1)	21.0	7.6	36.7	13.0	24.9	48.6
Acquisition accounting adjustments (2)	3.0	5.2	6.2	10.7	20.6	16.1
Patent claims and litigation settlements	40.0	7.5	41.5	12.8	16.3	45.0
Executive severance	—	—	—	—	6.3	6.3
Depreciation	32.6	37.9	70.3	79.7	158.3	148.9
Non-GAAP adjusted EBITDA	$307.7	$279.8	$597.4	$511.0	$1,215.2	$1,301.6
(1)

In 2021, primarily reflects transaction separation costs related to the planned spin-off of the Home Networks business, transformation costs related to CommScope NEXT and integration costs related to the ARRIS acquisition. In 2020, primarily reflects integration costs related to the ARRIS acquisition.

(2)	In 2021 and 2020, reflects acquisition accounting adjustments related to reducing deferred revenue to its estimated fair value.

Note: Components may not sum to total due to rounding.

Reconciliation of Segment Adjusted EBITDA

Segment adjusted EBITDA is provided as a performance measure in Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Below we reconcile segment adjusted EBITDA for each segment individually to operating income (loss) for that segment to supplement the reconciliation of the total segment adjusted EBITDA to consolidated operating loss in that footnote.

Broadband Networks Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating income (loss)	$(35.1)	$11.0	$19.2	$(19.2)
Adjustments:
Amortization of purchased intangible assets	80.7	81.0	161.4	162.2
Restructuring costs, net	62.7	(0.2)	73.2	5.1
Equity-based compensation	6.8	12.5	16.4	21.6
Transaction, transformation and integration costs	4.3	2.7	9.0	4.4
Acquisition accounting adjustments	1.2	3.0	2.4	5.8
Patent claims and litigation settlements	20.0	3.0	20.0	3.0
Depreciation	13.4	14.3	28.7	29.6
Adjusted EBITDA	$154.0	$127.2	$330.3	$212.5

Outdoor Wireless Networks Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating income	$64.0	$54.8	$115.2	$120.5
Adjustments:
Amortization of purchased intangible assets	8.3	11.4	17.1	23.0
Restructuring costs, net	0.5	0.5	6.2	3.9
Equity-based compensation	1.7	3.8	4.1	6.6
Transaction, transformation and integration costs	1.8	1.4	3.7	2.3
Depreciation	3.8	4.0	7.6	8.5
Adjusted EBITDA	$80.0	$76.0	$153.9	$164.9

Venue and Campus Networks Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating income (loss)	$6.1	$(24.9)	$(59.0)	$(60.6)
Adjustments:
Amortization of purchased intangible assets	39.3	39.2	78.6	78.3
Restructuring costs, net	(6.2)	(1.2)	16.1	10.1
Equity-based compensation	5.3	9.9	12.7	17.0
Transaction, transformation and integration costs	2.9	2.1	6.1	4.0
Acquisition accounting adjustments	1.3	1.7	2.9	4.0
Patent claims and litigation settlements	—	—	0.3	—
Depreciation	10.3	11.4	21.4	23.2
Adjusted EBITDA	$59.1	$38.2	$79.1	$75.9

Home Networks Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating loss	$(53.4)	$(235.7)	$(84.9)	$(267.3)
Adjustments:
Amortization of purchased intangible assets	26.0	26.0	51.9	51.9
Restructuring costs, net	1.9	20.5	7.8	24.2
Equity-based compensation	2.8	6.2	6.7	10.8
Asset impairments	—	206.7	—	206.7
Transaction, transformation and integration costs	11.8	1.4	17.8	2.3
Acquisition accounting adjustments	0.5	0.5	1.0	0.9
Patent claims and litigation settlements	20.0	4.5	21.2	9.8
Depreciation	5.1	8.2	12.6	18.4
Adjusted EBITDA	$14.6	$38.4	$34.1	$57.7

Note: Components may not sum to total due to rounding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q or any other oral or written statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements may discuss goals, intentions or expectations as to future plans, trends, events, results of operations or financial condition or otherwise, in each case, based on current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “potential,” “anticipate,” “should,” “could,” “designed to,” “foreseeable future,” “believe,” “think,” “scheduled,” “outlook,” “target,” “guidance” and similar expressions, although not all forward-looking statements contain such terms. This list of indicative terms and phrases is not intended to be all-inclusive.

These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, risks related to the planned spin-off of the Home Networks business, including uncertainty regarding whether such transaction will be commenced or completed and the timing and value of such transaction; risks related to the potential separation of the Home Networks business; our ability to integrate and fully realize anticipated benefits from prior or future divestitures, acquisitions or equity investments; selling or discontinuing one or more of our product lines; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities or those of our contract manufacturers that may affect our ability to meet customer demands for products; possible future restructuring actions;  our dependence on customers’ capital spending on data and communication systems; concentration of sales among a limited number of customers and channel partners; changes in technology; industry competition and the ability to retain customers through product innovation, introduction, and marketing; risks associated with our sales through channel partners; changes to the regulatory environment in which we and our customers operate; product quality or performance issues and associated warranty claims; our ability to maintain effective management information technology systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches, ransomware or computer viruses; the risk our global manufacturing operations suffer production or shipping delays, causing difficulty in meeting customer demands; the risk that internal production capacity or that of contract manufacturers may be insufficient to meet customer demand or quality standards; the use of open standards; the long-term impact of climate change; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing; risks associated with our dependence on a limited number of key suppliers for certain raw materials and components; the risk that contract manufacturers we rely on encounter production, quality, financial or other difficulties; substantial indebtedness and restrictive debt covenants; our ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; possible future impairment charges for fixed or intangible assets, including goodwill; income tax rate variability and ability to recover amounts recorded as deferred tax assets; our ability to attract and retain qualified key employees; labor unrest; obligations under our defined benefit employee benefit plans requiring plan contributions in excess of current estimates; significant international operations exposing us to economic, political and other risks, including the impact of variability in foreign exchange rates; our ability to comply with governmental anti-corruption laws and regulations and export and import controls worldwide; our ability to compete in international markets due to export and import controls to which we may be subject; changes in the laws and policies in the United States affecting trade, including the risk and uncertainty related to tariffs or a potential global trade war and potential changes to laws and policies as a result of a new administration in the United States, that may impact our products; cost of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign environmental laws; the impact of litigation and similar regulatory proceedings that we are involved in or may become involved in, including the costs of such litigation; the scope, duration and impact of disease outbreaks and pandemics, such as COVID-19, on our business including employees, sites, operations, customers, supply chain and the global economy; risks associated with stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of our securities; and other factors beyond our control. These and other factors are discussed in greater detail in our 2020 Annual Report on Form 10-K and in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and may be updated from time to time in our annual reports, quarterly reports, current reports and other filings we make with the Securities and Exchange Commission. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

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

Changes in Internal Control Over Financial Reporting

Reference should be made to our 2020 Annual Report for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to certain intellectual property claims and also periodically receives notices asserting that its products infringe on another party’s patents and other intellectual property rights. These claims and assertions, whether against the Company directly or against its customers, could require the Company to pay damages, royalties, stop offering the relevant products and/or cease other activities. The Company may also be called upon to indemnify certain customers for costs related to products sold to such customers. The outcome of these claims and notices is uncertain and a reasonable estimate of the loss from unfavorable outcomes in certain of these matters either cannot be determined or is estimated at the minimum amount of a range of estimates. The actual loss could be material and may vary significantly from our estimates.

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

ITEM 1A.  RISK FACTORS

The Company’s business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. Other than the supplemental risk factor previously reported in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which risk factor is incorporated herein by reference, there have been no material changes to our risk factors disclosed in Part I - Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	4,191	15.78	—	$—
May 1, 2021 - May 31, 2021	6,941	18.07	—	—
June 1, 2021 - June 30, 2021	4,866	20.84	—	—
Total	15,998	$18.31	—

(1) The shares purchased were withheld to satisfy the withholding tax obligations related to restricted stock units and performance share units that vested during the period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

*3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of CommScope Holding Company, Inc. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-256539), filed with the SEC on May 27, 2021).

*10.1***

Separation Agreement, dated April 15, 2021, by and between Frank B. Wyatt, II and CommScope, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on April 15, 2021).

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

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Schema Document, furnished herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Previously filed.
**	Filed herewith.
***	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMSCOPE HOLDING COMPANY, INC.

August 4, 2021	/s/ Alexander W. Pease
Date	Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)