Form 10-Q
period 2021-09-30
CommScope Holding Company, Inc.
filed 2021-11-04
CIK 1517228

1.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 22, 2021 there were 204,498,997 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

September 30, 2021

PART 1 -- FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited – In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$2,105.3	$2,168.1	$6,362.6	$6,304.1
Cost of sales	1,452.3	1,432.6	4,364.1	4,271.3
Gross profit	653.0	735.5	1,998.5	2,032.8
Operating expenses:
Selling, general and administrative	314.3	296.7	909.3	898.7
Research and development	167.8	184.6	515.6	541.1
Amortization of purchased intangible assets	153.0	158.1	461.9	473.5
Restructuring costs (credits), net	(3.1)	40.3	100.2	83.6
Asset impairments	—	—	—	206.7
Total operating expenses	632.0	679.7	1,987.0	2,203.6
Operating income (loss)	21.0	55.8	11.5	(170.8)
Other expense, net	(32.3)	(16.9)	(29.8)	(30.2)
Interest expense	(148.6)	(147.2)	(424.1)	(437.7)
Interest income	0.5	1.3	1.5	4.2
Loss before income taxes	(159.4)	(107.0)	(440.9)	(634.5)
Income tax (expense) benefit	35.2	(9.3)	65.3	37.2
Net loss	(124.2)	(116.3)	(375.6)	(597.3)
Series A convertible preferred stock dividend	(14.3)	(14.1)	(43.0)	(41.8)
Net loss attributable to common stockholders	$(138.5)	$(130.4)	$(418.6)	$(639.1)

Loss per share:
Basic	$(0.68)	$(0.66)	$(2.06)	$(3.26)
Diluted	$(0.68)	$(0.66)	$(2.06)	$(3.26)

Weighted average shares outstanding:
Basic	204.2	196.9	203.3	195.9
Diluted	204.2	196.9	203.3	195.9

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited – In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Comprehensive loss:
Net loss	$(124.2)	$(116.3)	$(375.6)	$(597.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(40.9)	63.7	(70.7)	(1.3)
Pension and other postretirement benefit activity	0.3	(0.1)	0.9	(0.6)
Gain (loss) on hedging instruments	4.3	(9.0)	8.2	(21.9)
Total other comprehensive income (loss), net of tax	(36.3)	54.6	(61.6)	(23.8)
Total comprehensive loss	$(160.5)	$(61.7)	$(437.2)	$(621.1)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	Unaudited September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$411.5	$521.9
Accounts receivable, less allowance for doubtful accounts of $45.6 and $40.3, respectively	1,506.2	1,487.4
Inventories, net	1,252.2	1,088.9
Prepaid expenses and other current assets	268.6	256.3
Total current assets	3,438.5	3,354.5
Property, plant and equipment, net of accumulated depreciation of $775.1 and $705.7, respectively	664.6	684.5
Goodwill	5,253.7	5,286.5
Other intangible assets, net	3,179.9	3,650.4
Other noncurrent assets	715.3	600.9
Total assets	$13,252.0	$13,576.8
Liabilities and Stockholders' Equity (Deficit)
Accounts payable	$1,170.1	$1,010.8
Accrued and other liabilities	884.6	910.6
Current portion of long-term debt	32.0	32.0
Total current liabilities	2,086.7	1,953.4
Long-term debt	9,481.0	9,488.6
Deferred income taxes	199.1	206.2
Other noncurrent liabilities	526.8	531.8
Total liabilities	12,293.6	12,180.0
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,041.8	1,041.8
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,041,819 Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; issued and outstanding shares: 204,247,592 and 200,095,232, respectively	2.2	2.1
Additional paid-in capital	2,536.3	2,512.9
Accumulated deficit	(2,128.3)	(1,752.7)
Accumulated other comprehensive loss	(217.5)	(155.9)
Treasury stock, at cost: 10,838,972 shares and 9,223,081 shares, respectively	(276.1)	(251.4)
Total stockholders' equity (deficit)	(83.4)	355.0
Total liabilities and stockholders' equity (deficit)	$13,252.0	$13,576.8

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In millions)

	Nine Months Ended
	September 30,
	2021	2020
Operating Activities:
Net loss	$(375.6)	$(597.3)
Adjustments to reconcile net loss to net cash generated by operating activities:
Depreciation and amortization	595.8	618.8
Equity-based compensation	61.0	90.0
Deferred income taxes	(158.1)	(96.6)
Asset impairments	—	206.7
Changes in assets and liabilities:
Accounts receivable	(36.2)	200.9
Inventories	(173.5)	(130.3)
Prepaid expenses and other assets	11.0	32.2
Accounts payable and other liabilities	170.5	(25.0)
Other	39.8	39.1
Net cash generated by operating activities	134.7	338.5
Investing Activities:
Additions to property, plant and equipment	(96.2)	(73.5)
Proceeds from sale of property, plant and equipment	2.6	0.2
Cash paid for Cable Exchange acquisition	—	(3.5)
Payments upon settlement of net investment hedge	(18.0)	—
Net cash used in investing activities	(111.6)	(76.8)
Financing Activities:
Long-term debt repaid	(1,274.0)	(1,174.0)
Long-term debt proceeds	1,250.0	950.0
Debt issuance costs	(9.6)	(11.6)
Debt extinguishment costs	(34.4)	(14.9)
Dividends paid on Series A convertible preferred stock	(43.0)	—
Proceeds from the issuance of common shares under equity-based compensation plans	5.5	1.0
Tax withholding payments for vested equity-based compensation awards	(24.7)	(10.3)
Other	2.5	—
Net cash used in financing activities	(127.7)	(259.8)
Effect of exchange rate changes on cash and cash equivalents	(5.8)	(17.3)
Change in cash and cash equivalents	(110.4)	(15.4)
Cash and cash equivalent at beginning of period	521.9	598.2
Cash and cash equivalents at end of period	$411.5	$582.8

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited - In millions, except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Number of common shares outstanding:
Balance at beginning of period	204,154,201	195,997,230	200,095,232	194,563,530
Issuance of shares under equity-based compensation plans	97,750	1,469,968	5,768,251	3,513,837
Shares surrendered under equity-based compensation plans	(4,359)	(476,531)	(1,615,891)	(1,086,700)
Balance at end of period	204,247,592	196,990,667	204,247,592	196,990,667
Common stock:
Balance at beginning and end of period	$2.1	$2.0	$2.1	$2.0
Issuance of shares under equity-based compensation plans	0.1	0.1	0.1	0.1
Balance at end of period	$2.2	$2.1	$2.2	$2.1
Additional paid-in capital:
Balance at beginning of period	$2,528.1	$2,474.3	$2,512.9	$2,445.1
Issuance of shares under equity-based compensation plans	1.5	—	5.4	0.9
Equity-based compensation	21.0	34.0	61.0	90.0
Dividend on Series A convertible preferred stock	(14.3)	(14.1)	(43.0)	(41.8)
Balance at end of period	$2,536.3	$2,494.2	$2,536.3	$2,494.2
Accumulated deficit:
Balance at beginning of period	$(2,004.1)	$(1,660.3)	$(1,752.7)	$(1,179.3)
Net loss	(124.2)	(116.3)	(375.6)	(597.3)
Balance at end of period	$(2,128.3)	$(1,776.6)	$(2,128.3)	$(1,776.6)
Accumulated other comprehensive loss:
Balance at beginning of period	$(181.2)	$(275.4)	$(155.9)	$(197.0)
Other comprehensive income (loss), net of tax	(36.3)	54.6	(61.6)	(23.8)
Balance at end of period	$(217.5)	$(220.8)	$(217.5)	$(220.8)
Treasury stock, at cost:
Balance at beginning of period	$(276.0)	$(240.8)	$(251.4)	$(234.5)
Net shares surrendered under equity-based compensation plans	(0.1)	(4.0)	(24.7)	(10.3)
Balance at end of period	$(276.1)	$(244.8)	$(276.1)	$(244.8)
Total stockholders' equity (deficit)	$(83.4)	$254.1	$(83.4)	$254.1

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2020 Annual Report. There were no material changes in the Company’s significant accounting policies during the three or nine months ended September 30, 2021.

Concentrations of Risk and Related Party Transactions

No direct customer accounted for 10% or more of the Company’s total net sales during the three or nine months ended September 30, 2021. Net sales to Comcast Corporation and affiliates (Comcast) accounted for 11% of the Company’s total net sales during the three and nine months ended September 30, 2020. Other than Comcast, no other direct customer accounted for 10% or more of the Company’s total net sales during the three or nine months ended September 30, 2020. As of September 30, 2021, no direct customer accounted for 10% or more of the Company’s accounts receivable.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

As of September 30, 2021, funds affiliated with Carlyle Partners VII S1 Holdings, L.P. (Carlyle) owned 100% of the Series A convertible preferred stock (the Convertible Preferred Stock), which was sold to Carlyle to fund a portion of the acquisition of ARRIS International plc (ARRIS) in 2019. See Note 9 for further discussion of the Convertible Preferred Stock. Other than transactions related to the Convertible Preferred Stock, there were no material related party transactions for the three or nine months ended September 30, 2021.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Product Warranties

The Company recognizes a liability for the estimated claims that may be paid under its customer warranty agreements to remedy potential deficiencies of quality or performance of the Company’s products. These product warranties extend over various periods depending upon the product, subject to the warranty and the terms of the individual agreements. The Company records a provision for estimated future warranty claims as cost of sales based upon the historical relationship of warranty claims to sales and specifically identified warranty issues. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Such revisions may be material.

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product warranty accrual, beginning of period	$69.5	$55.9	$59.5	$61.0
Provision for warranty claims	9.7	10.3	33.0	20.1
Warranty claims paid	(9.2)	(8.4)	(22.4)	(22.8)
Foreign exchange	(0.2)	0.2	(0.3)	(0.3)
Product warranty accrual, end of period	$69.8	$58.0	$69.8	$58.0

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

As of September 30, 2021, the Company had a liability of $21.7 million recorded in accrued and other liabilities and noncurrent liabilities on the Condensed Consolidated Balance Sheets related to certain intellectual property assertions that have been settled or are in process of settlement. For the three and nine months ended September 30, 2021, the Company recorded charges to cost of sales in the Condensed Consolidated Statements of Operations of $5.0 million and $46.5 million, respectively, related to these intellectual property assertions. These charges are reflected in the results of the Broadband, Home and Venue and Campus Networks segments. The Company paid $51.0 million and $55.0 million during the three and nine months ended September 30, 2021, respectively, to settle intellectual property assertions.

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. There were no indicators of goodwill impairment identified during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company assessed goodwill for impairment due to a change in the composition of certain reporting units. The Company performed impairment testing immediately before and after the change and determined that no goodwill impairment existed. See Note 2 for further discussion. There were no indicators of goodwill impairment identified during the three months ended September 30, 2020, but during the nine months ended September 30, 2020, the Company recorded a $206.7 million goodwill impairment charge as a result of lower projected operating results for the Home Networks reporting unit in the Home segment.

Property, plant and equipment, intangible assets and right of use assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions, there were no definite-lived intangible or other long-lived asset impairments identified during the three or nine months ended September 30, 2021 or 2020.

Income Taxes

For the three months ended September 30, 2021, the Company’s effective tax rate was 22.1% and the Company recognized a tax benefit of $35.2 million on a pretax loss of $159.4 million. The Company’s tax benefit was higher than the statutory rate of 21% due to favorable changes in uncertain tax positions. For the nine months ended September 30, 2021, the Company’s effective tax rate was 14.8% and the Company recognized a tax benefit of $65.3 million on a pretax loss of $440.9 million. The Company’s tax benefit was lower than the statutory rate primarily due to the impact of $37.4 million in tax expense related to a foreign tax rate change.

For the three months ended September 30, 2020, the Company’s effective tax rate was (8.7)% and the Company recognized income tax expense of $9.3 million on a pretax loss of $107.0 million. The income tax expense on the Company’s pretax loss was driven by $19.2 million of tax expense related to a foreign tax rate change. For the nine months ended September 30, 2020, the Company’s effective tax rate was 5.9% and the Company recognized a tax benefit of $37.2 million on a pretax loss of $634.5 million. The Company’s tax benefit in the nine months ended September 30, 2020 was impacted unfavorably primarily due to a goodwill impairment charge of $206.7 million, for which minimal tax benefits were recorded, $22.7 million of tax expense related to state valuation allowances and $19.2 million in income tax expense related to a foreign tax rate change. For both the three and nine months ended September 30, 2020, the Company’s tax rate was also impacted favorably by federal tax credits and unfavorably by U.S. anti-deferral provisions and foreign withholding taxes. Excess tax costs of $1.2 million and $9.0 million related to equity compensation awards also impacted the income taxes unfavorably for the three and nine months ended September 30, 2020, respectively.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

For the three and nine months ended September 30, 2021, 11.9 million and 12.3 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. Of those amounts, for the three and nine months ended September 30, 2021, 5.0 million and 5.2 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss position. For the three and nine months ended September 30, 2020, 18.9 million and 17.4 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was either antidilutive or the performance conditions were not met. Of those amounts, for the three and nine months ended September 30, 2020, 4.7 million and 4.5 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss position.

For both the three and nine months ended September 30, 2021, 37.9 million of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive. For the three and nine months ended September 30, 2020, 37.4 million and 36.9 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive. These shares may have been considered dilutive if the Company had not been in a net loss position.

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(124.2)	$(116.3)	$(375.6)	$(597.3)
Dividends on Series A convertible preferred stock	(14.3)	(14.1)	(43.0)	(41.8)
Net loss attributable to common stockholders	$(138.5)	$(130.4)	$(418.6)	$(639.1)

Denominator:
Weighted average common shares outstanding - basic	204.2	196.9	203.3	195.9
Dilutive effect of as-if converted Series A convertible preferred stock	—	—	—	—
Dilutive effect of equity-based awards	—	—	—	—
Weighted average common shares outstanding - diluted	204.2	196.9	203.3	195.9

Loss per share:
Basic	$(0.68)	$(0.66)	$(2.06)	$(3.26)
Diluted	$(0.68)	$(0.66)	$(2.06)	$(3.26)

Recent Accounting Pronouncements

Adopted During the Nine Months Ended September 30, 2021

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

2. GOODWILL

The following table presents the activity in goodwill by reportable segment.

	December 31, 2020			Activity	September 30, 2021
	Goodwill	Accumulated Impairment Losses	Total	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
Broadband	$3,369.7	$(193.6)	$3,176.1	$(33.3)	$3,336.4	$(193.6)	$3,142.8
OWN	669.1	(159.5)	509.6	(3.2)	665.9	(159.5)	506.4
VCN	1,642.0	(41.2)	1,600.8	(10.0)	1,632.0	(41.2)	1,590.8
Home	399.5	(399.5)	—	13.7	413.2	(399.5)	13.7
Total	$6,080.3	$(793.8)	$5,286.5	$(32.8)	$6,047.5	$(793.8)	$5,253.7

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Allowance for Doubtful Accounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Allowance for doubtful accounts, beginning of period	$30.8	$43.4	$40.3	$35.4
Provision (benefit)	15.6	(1.1)	7.3	8.8
Write-offs	(0.2)	(0.3)	(0.7)	(3.0)
Foreign exchange and other	(0.6)	1.1	(1.3)	1.9
Allowance for doubtful accounts, end of period	$45.6	$43.1	$45.6	$43.1

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers as of September 30, 2021 and December 31, 2020.

Contract Balance Type	Balance Sheet Location	September 30, 2021	December 31, 2020
Unbilled accounts receivable	Accounts receivable, less allowance for doubtful accounts	$37.2	$21.9

Deferred revenue - current	Accrued and other liabilities	108.2	90.0
Deferred revenue - noncurrent	Other noncurrent liabilities	59.3	53.2
Total contract liabilities		$167.5	$143.2

There were no material changes to contract asset balances for the three or nine months ended September 30, 2021 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2020 to September 30, 2021 was primarily due to upfront support billings recognized over the support term. During the three and nine months ended September 30, 2021, the Company recognized revenue related to contract liabilities recorded as of December 31, 2020 of $17.5 million and $71.2 million, respectively.

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	September 30, 2021	December 31, 2020
Raw materials	$361.4	$280.2
Work in process	165.0	140.6
Finished goods	725.8	668.1
	$1,252.2	$1,088.9

Accrued and Other Liabilities

	September 30, 2021	December 31, 2020
Compensation and employee benefit liabilities	$266.6	$277.9
Deferred revenue	108.2	90.0
Accrued interest	58.0	120.2
Product warranty accrual	54.7	45.8
Operating lease liabilities	51.3	62.4
Restructuring reserve	47.2	22.0
Patent claims and litigation settlements	13.6	25.7
Other	285.0	266.6
	$884.6	$910.6

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Operating Lease Information

	Balance Sheet Location	September 30, 2021	December 31, 2020
Right of use assets	Other noncurrent assets	$139.5	$159.3

Lease liabilities	Accrued and other liabilities	$51.3	$62.4
Lease liabilities	Other noncurrent liabilities	109.2	119.1
Total lease liabilities		$160.5	$181.5

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Foreign currency translation
Balance at beginning of period	$(110.3)	$(227.7)	$(80.5)	$(162.7)
Other comprehensive income (loss)	(41.4)	63.7	(71.7)	(1.3)
Amounts reclassified from AOCL	0.5	—	1.0	—
Balance at end of period	$(151.2)	$(164.0)	$(151.2)	$(164.0)

Defined benefit plan activity
Balance at beginning of period	$(35.8)	$(25.9)	$(36.4)	$(25.4)
Amounts reclassified from AOCL	0.3	(0.1)	0.9	(0.6)
Balance at end of period	$(35.5)	$(26.0)	$(35.5)	$(26.0)

Hedging instruments
Balance at beginning of period	$(35.1)	$(21.8)	$(39.0)	$(8.9)
Other comprehensive income (loss)	4.3	(9.0)	8.2	(21.9)
Balance at end of period	$(30.8)	$(30.8)	$(30.8)	$(30.8)
Net AOCL at end of period	$(217.5)	$(220.8)	$(217.5)	$(220.8)

Amounts reclassified from net AOCL related to foreign currency translation and defined benefit plans are recorded in other expense, net in the Condensed Consolidated Statements of Operations.

Cash Flow Information

	Nine Months Ended
	September 30,
	2021	2020
Cash paid during the period for:
Income taxes, net of refunds	$64.3	$61.8
Interest	455.5	451.8

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

5. FINANCING

	September 30, 2021	December 31, 2020
7.125% senior notes due July 2028	$700.0	$700.0
5.00% senior notes due March 2027	750.0	750.0
8.25% senior notes due March 2027	1,000.0	1,000.0
6.00% senior notes due June 2025	1,300.0	1,300.0
4.75% senior secured notes due September 2029	1,250.0	—
6.00% senior secured notes due March 2026	1,500.0	1,500.0
5.50% senior secured notes due March 2024	—	1,250.0
Senior secured term loan due April 2026	3,136.0	3,160.0
Senior secured revolving credit facility	—	—
Total principal amount of debt	$9,636.0	$9,660.0
Less: Original issue discount, net of amortization	(21.5)	(24.8)
Less: Debt issuance costs, net of amortization	(101.5)	(114.6)
Less: Current portion	(32.0)	(32.0)
Total long-term debt	$9,481.0	$9,488.6

See Note 8 in the Notes to Consolidated Financial Statements in the 2020 Annual Report for additional information on the terms and conditions of the Company’s debt obligations except the new 4.75% senior secured notes due 2029 (the 2029 Secured Notes), which are described below.

4.75% Senior Secured Notes due September 2029

On August 23, 2021, the Company issued $1,250.0 million aggregate principal amount of the 2029 Secured Notes. The Company will pay interest on the 2029 Secured Notes semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2022. Unless repurchased or redeemed earlier, the 2029 Secured Notes will mature on September 1, 2029. The 2029 Secured Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended (the Securities Act), to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside of the United States in reliance on Regulation S under the Securities Act. The Company used the net proceeds from the offering of the 2029 Secured Notes, together with cash on hand, to redeem and retire all of the outstanding 5.50% senior secured notes due 2024 (the 2024 Secured Notes) and pay fees and expenses related to the transaction. The redemption of the 2024 Secured Notes resulted in a charge of $34.4 million, reflected in other expense, net, and the write-off of $9.9 million of debt issuance costs, reflected in interest expense, during the three and nine months ended September 30, 2021.

The 2029 Secured Notes are guaranteed on a senior secured basis by CommScope Holding Company, Inc. and each of CommScope, Inc.’s existing and future wholly owned domestic restricted subsidiaries that is an obligor under the senior secured credit facilities or certain other debt, subject to certain exceptions. The 2029 Secured Notes and the related guarantees are secured on a first-priority basis by security interests in all of the assets that secure indebtedness under the 2026 Term Loan (as defined below) on a first-priority basis, and on a second-priority basis in all assets that secure the Revolving Credit Facility (as defined below) on a first-priority basis and the 2026 Term Loan on a second-priority basis. The 2029 Secured Notes and the related guarantees rank senior in right of payment to all of CommScope, Inc.’s and the guarantors’ subordinated indebtedness and equally in right of payment with all of CommScope, Inc.’s and the guarantors’ senior indebtedness (without giving effect to collateral arrangements), including the senior secured credit facilities and the Company’s other senior notes. The 2029 Secured Notes and the related guarantees are effectively subordinated to any of CommScope, Inc.’s or the guarantors’ indebtedness that is secured by assets that do not constitute collateral for the 2029 Secured Notes and effectively subordinated to any of CommScope, Inc.’s or the guarantors’ indebtedness that is secured by a senior-priority lien, including under the senior secured asset-based revolving credit facility (the Revolving Credit Facility), in each case to the extent of the value of the assets securing such indebtedness. In addition, the 2029 Secured Notes and related guarantees are structurally subordinated to all existing and future liabilities (including trade payables) of CommScope, Inc.’s subsidiaries that do not guarantee the 2029 Secured Notes.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The 2029 Secured Notes may be redeemed prior to maturity under certain circumstances. Upon certain change of control events, the 2029 Secured Notes may be redeemed at the option of the holders at 101% of their principal amount, plus accrued and unpaid interest. The 2029 Secured Notes may be redeemed by CommScope, Inc. on or after September 1, 2024 at the redemption prices specified in the indenture governing the 2029 Secured Notes. Prior to September 1, 2024, the 2029 Secured Notes may be redeemed by CommScope, Inc. at a redemption price equal to 100% of their principal amount, plus a make-whole premium (as specified in the indenture governing the 2029 Secured Notes), plus accrued and unpaid interest. Prior to September 1, 2024, under certain circumstances, CommScope, Inc. may also redeem up to 40% of the aggregate principal amount of the 2029 Secured Notes at a redemption price of 104.750%, plus accrued and unpaid interest, using the proceeds of certain equity offerings. At any time prior to September 1, 2024, CommScope, Inc. may redeem during each calendar year up to 10% of the aggregate principal amount of the 2029 Secured Notes at a redemption price equal to 103% of the aggregate principal amount of the 2029 Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

In connection with issuing the 2029 Secured Notes, the Company incurred costs of $11.8 million during the three and nine months ended September 30, 2021, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the 2029 Secured Notes.

Senior Secured Credit Facilities

During the three and nine months ended September 30, 2021, the Company did not borrow under the Revolving Credit Facility. As of September 30, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility and had availability of $686.4 million, after giving effect to borrowing base limitations and outstanding letters of credit.

During the three and nine months ended September 30, 2021, the Company made quarterly scheduled amortization payments totaling $8.0 million and $24.0 million, respectively, on the senior secured term loan due in 2026 (the 2026 Term Loan). The current portion of long-term debt reflects $32.0 million of repayments due under the 2026 Term Loan.

No portion of the 2026 Term Loan was reflected as a current portion of long-term debt as of September 30, 2021 related to the potentially required excess cash flow payment because the amount that may be payable in 2022, if any, cannot currently be reliably estimated. There is no excess cash flow payment required in 2021 related to 2020.

Other Matters

The following table summarizes scheduled maturities of long-term debt as of September 30, 2021:

	Remainder of 2021	2022	2023	2024	2025	Thereafter
Scheduled maturities of long-term debt	$8.0	$32.0	$32.0	$32.0	$1,332.0	$8,200.0

The Company’s non-guarantor subsidiaries held $3,205 million, or 24%, of total assets and $1,021 million, or 8%, of total liabilities as of September 30, 2021 and accounted for $695 million, or 33%, and $1,990 million, or 31%, of net sales for the three and nine months ended September 30, 2021, respectively. As of December 31, 2020, the non-guarantor subsidiaries held $3,488 million, or 26%, of total assets and $956 million, or 8%, of total liabilities. For the three and nine months ended September 30, 2020, the non-guarantor subsidiaries accounted for $637 million, or 29% and $1,834 million, or 29%, of net sales, respectively. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap, and the amortization of debt issuance costs and original issue discount, was 5.74% and 5.86% as of September 30, 2021 and December 31, 2020, respectively.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

6. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate derivatives and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of September 30, 2021 and December 31, 2020 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate derivatives and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate derivatives and foreign currency contracts as of September 30, 2021 and December 31, 2020, are as follows:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$3.5	$3.5	$11.7	$11.7	Level 2
Liabilities:
7.125% senior notes due 2028	$700.0	$714.1	$700.0	$743.8	Level 2
5.00% senior notes due 2027	750.0	710.7	750.0	741.5	Level 2
8.25% senior notes due 2027	1,000.0	1,045.0	1,000.0	1,068.5	Level 2
6.00% senior notes due 2025	1,300.0	1,319.5	1,300.0	1,329.3	Level 2
4.75% senior secured notes due 2029	1,250.0	1,246.9	—	—	Level 2
6.00% senior secured notes due 2026	1,500.0	1,560.6	1,500.0	1,576.8	Level 2
5.50% senior secured notes due 2024	—	—	1,250.0	1,285.9	Level 2
Senior secured term loan due 2026	3,136.0	3,126.2	3,160.0	3,156.1	Level 2
Foreign currency contracts	1.6	1.6	24.4	24.4	Level 2
Interest rate swap contracts	18.2	18.2	29.9	29.9	Level 2

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

The following table provides summary financial information by reportable segment:

	September 30, 2021	December 31, 2020
Identifiable segment-related assets:
Broadband	$6,315.1	$6,441.1
OWN	1,341.9	1,264.4
VCN	3,311.7	3,352.3
Home	1,438.7	1,709.0
Total identifiable segment-related assets	12,407.4	12,766.8
Reconciliation to total assets:
Cash and cash equivalents	411.5	521.9
Deferred income tax assets	433.1	288.1
Total assets	$13,252.0	$13,576.8

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

The following table provides net sales, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales:
Broadband	$779.7	$811.0	$2,366.4	$2,069.8
OWN	355.6	271.8	1,036.2	949.0
VCN	554.9	511.8	1,587.4	1,459.7
Home	415.1	573.5	1,372.6	1,825.6
Consolidated net sales	$2,105.3	$2,168.1	$6,362.6	$6,304.1

Segment adjusted EBITDA:
Broadband	$158.1	$202.3	$488.3	$414.9
OWN	60.5	53.6	214.4	218.4
VCN	56.0	55.6	135.1	131.6
Home	(15.5)	30.4	18.6	88.1
Total segment adjusted EBITDA	259.1	341.9	856.4	853.0
Amortization of intangible assets	(153.0)	(158.1)	(461.9)	(473.5)
Restructuring (costs) credits, net	3.1	(40.3)	(100.2)	(83.6)
Equity-based compensation	(21.0)	(34.0)	(61.0)	(90.0)
Asset impairments	—	—	—	(206.7)
Transaction, transformation and integration costs	(26.2)	(4.8)	(62.7)	(17.8)
Acquisition accounting adjustments	(2.8)	(5.1)	(9.0)	(15.8)
Patent claims and litigation settlements	(5.0)	1.4	(46.5)	(11.4)
Executive severance	—	(6.3)	—	(6.3)
Depreciation	(33.2)	(38.9)	(103.6)	(118.7)
Consolidated operating income (loss)	$21.0	$55.8	$11.5	$(170.8)

Depreciation expense:
Broadband	$14.1	$14.6	$42.8	$44.2
OWN	3.8	4.1	11.4	12.7
VCN	10.3	11.7	31.8	34.9
Home	5.0	8.5	17.6	26.9
Consolidated depreciation expense	$33.2	$38.9	$103.6	$118.7

Additions to property, plant and equipment:
Broadband	$22.5	$9.0	$55.3	$27.1
OWN	2.7	3.6	7.6	10.3
VCN	8.0	7.4	26.1	20.3
Home	2.8	5.8	7.2	15.8
Consolidated additions to property, plant and equipment	$36.0	$25.8	$96.2	$73.5

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 42.9% and 42.7% of total net sales for the three and nine months ended September 30, 2021, respectively, compared to 39.2% and 38.3%, of total net sales for the three and nine months ended September 30, 2020, respectively. The following table presents net sales by reportable segment, disaggregated based on geographic region:

	Three Months Ended September 30,
	Broadband		OWN		VCN		Home		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Geographic Region:
United States	$477.4	$545.4	$227.6	$163.2	$300.8	$277.9	$196.0	$331.7	$1,201.8	$1,318.2
Europe, Middle East and Africa	127.7	109.6	67.4	61.5	116.2	109.9	107.5	126.3	418.8	407.3
Asia Pacific	60.9	79.8	35.0	22.6	108.4	103.9	24.1	12.8	228.4	219.1
Caribbean and Latin America	87.2	56.3	13.2	21.4	23.4	13.3	32.4	58.9	156.2	149.9
Canada	26.5	19.9	12.4	3.1	6.1	6.8	55.1	43.8	100.1	73.6
Consolidated net sales	$779.7	$811.0	$355.6	$271.8	$554.9	$511.8	$415.1	$573.5	$2,105.3	$2,168.1

	Nine Months Ended September 30,
	Broadband		OWN		VCN		Home		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Geographic Region:
United States	$1,495.1	$1,334.0	$649.1	$645.6	$816.3	$808.1	$687.4	$1,104.6	$3,647.9	$3,892.3
Europe, Middle East and Africa	343.0	310.0	195.3	185.0	345.0	310.6	330.0	355.8	1,213.3	1,161.4
Asia Pacific	180.6	193.6	111.6	62.1	340.5	279.9	65.2	62.9	697.9	598.5
Caribbean and Latin America	278.3	162.6	32.8	43.9	57.8	39.2	169.7	186.6	538.6	432.3
Canada	69.4	69.6	47.4	12.4	27.8	21.9	120.3	115.7	264.9	219.6
Consolidated net sales	$2,366.4	$2,069.8	$1,036.2	$949.0	$1,587.4	$1,459.7	$1,372.6	$1,825.6	$6,362.6	$6,304.1

8. RESTRUCTURING COSTS (CREDITS), NET

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

The Company’s net pretax restructuring activity included in restructuring costs (credits), net on the Condensed Consolidated Statements of Operations, by segment, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Broadband	$(3.6)	$11.7	$69.6	$16.9
OWN	0.4	5.9	6.6	9.8
VCN	(0.1)	18.9	16.0	29.0
Home	0.2	3.8	8.0	27.9
Total	$(3.1)	$40.3	$100.2	$83.6

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	September 30, 2021	December 31, 2020
Accrued and other liabilities	$47.2	$22.0
Other noncurrent liabilities	33.9	4.0
Total restructuring liabilities	$81.1	$26.0

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

	Employee- Related Costs	Other	Total
Balance at June 30, 2021	$68.4	$—	$68.4
Expense reversal, net	(5.1)	—	(5.1)
Cash paid	(4.9)	—	(4.9)
Balance at September 30, 2021	$58.4	$—	$58.4

Balance at December 31, 2020	$—	$—	$—
Additional expense, net	83.1	4.0	87.1
Cash paid	(24.7)	—	(24.7)
Non-cash items	—	(4.0)	(4.0)
Balance at September 30, 2021	$58.4	$—	$58.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

CommScope NEXT actions to date have included the planned closure of a manufacturing facility as well as headcount reductions in manufacturing, engineering, marketing, sales and administrative functions.

The Company expects to make cash payments of $2.3 million during the remainder of 2021 and additional cash payments of $56.1 million between 2022 and 2023 to settle CommScope NEXT restructuring actions. Additional restructuring actions related to CommScope NEXT are expected to be identified and the resulting charges and cash requirements are expected to be material.

ARRIS Integration Restructuring Actions

In anticipation of and following the acquisition of ARRIS, the Company initiated a series of restructuring actions to integrate and streamline operations and achieve cost synergies. The activity within the liability established for the ARRIS integration restructuring actions was as follows:

	Employee- Related Costs	Other	Total
Balance at June 30, 2021	$22.6	$0.2	$22.8
Additional expense, net	1.3	0.7	2.0
Cash paid	(1.6)	(0.3)	(1.9)
Non-cash items	—	(0.6)	(0.6)
Balance at September 30, 2021	$22.3	$—	$22.3

Balance at December 31, 2020	$24.4	$0.8	$25.2
Additional expense, net	10.5	2.6	13.1
Cash paid	(12.6)	(1.3)	(13.9)
Non-cash items	—	(2.1)	(2.1)
Balance at September 30, 2021	$22.3	$—	$22.3

The ARRIS integration actions included headcount reductions in manufacturing, sales, engineering, marketing and administrative functions. The Company has recognized restructuring charges of $187.7 million since the ARRIS acquisition for integration actions. For the three and nine months ended September 30, 2021, the other restructuring category primarily includes activity from impairment of operating lease right of use assets related to ceasing use of certain leased facilities as part of restructuring activities, which is included in restructuring costs, net on the Condensed Consolidated Statements of Operations.

The Company expects to make cash payments of $17.9 million during the remainder of 2021 and additional cash payments of $4.4 million in 2022 to settle the ARRIS integration initiatives. The Company does not expect to identify significant additional restructuring actions related to the ARRIS integration.

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

Holders of the Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. Dividends can be paid in cash, in-kind through the issuance of additional shares of the Convertible Preferred Stock or any combination of the two, at the Company’s option. During the three and nine months ended September 30, 2021, the Company paid cash dividends of $14.3 million and $43.0 million, respectively. During the three and nine months ended September 30, 2020, the Company paid dividends in-kind of $14.1 million and $41.8 million, respectively, which was recorded as additional Convertible Preferred Stock in the Condensed Consolidated Balance Sheets.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

10. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of September 30, 2021, $127.0 million of total unrecognized compensation expense related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) is expected to be recognized over a remaining weighted average period of 2.1 years. There were no significant capitalized equity-based compensation costs at September 30, 2021.

During the nine months ended September 30, 2021, the Company’s stockholders approved the termination of certain executive performance stock options, which is reflected as forfeited stock options below, and the grant of selective performance-based retention equity awards, which is reflected in PSUs granted below. The impact under modification accounting was not material to the condensed consolidated financial statements.

The following table shows a summary of the equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Selling, general and administrative	$10.8	$18.6	$31.2	$49.3
Cost of sales	3.5	5.5	10.0	14.5
Research and development	6.7	9.9	19.8	26.2
Total equity-based compensation expense	$21.0	$34.0	$61.0	$90.0

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards generally vest over five years following the grant date and have a contractual term of ten years. The Company uses the Black-Scholes model to estimate the fair value of stock option awards at the date of grant. Key inputs and assumptions used in the model include the grant date fair value of common stock, exercise price of the award, the expected option term, the risk-free interest rate, stock price volatility and the Company’s projected dividend yield. There were no stock option awards granted during the three and nine months ended September 30, 2021 or 2020.

The following table summarizes the stock option activity (in millions, except per share data and years):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	3.2	$23.95	5.8	$6.5
Exercised	(0.1)	$18.60
Forfeited	(0.1)	$18.60
Expired	(0.1)	$27.82
Options outstanding at September 30, 2021	2.9	$24.19	5.1	$0.5

Options outstanding at December 31, 2020	6.2	$19.86	6.6	$5.6
Exercised	(0.8)	$7.18
Forfeited	(2.4)	$18.40
Expired	(0.1)	$25.88
Options outstanding at September 30, 2021	2.9	$24.19	5.1	$0.5
Options vested at September 30, 2021	2.2	$25.93	4.3	$0.4
Options unvested at September 30, 2021	0.7	$18.14	7.6	$0.1

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The exercise prices of outstanding options at September 30, 2021 were in the following ranges (in millions, except per share data and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$5.50 to $18.50	0.1	4.6	$10.15	0.1	$9.20
$18.51 to $30.00	1.9	5.6	$19.59	1.2	$20.06
$30.01 to $45.00	0.9	4.0	$36.45	0.9	$36.45
$5.50 to $45.00	2.9	5.1	$24.19	2.2	$25.93

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in millions, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at June 30, 2021	11.3	$15.00
Forfeited	(0.4)	$14.84
Non-vested share units at September 30, 2021	10.9	$15.01

Non-vested share units at December 31, 2020	13.2	$13.62
Granted	3.8	$20.39
Vested and shares issued	(5.0)	$15.72
Forfeited	(1.1)	$13.78
Non-vested share units at September 30, 2021	10.9	$15.01

Performance Share Units

PSUs are stock awards in which the number of shares ultimately received by the employee depends on either a market-based performance measure or an internal performance measure and the number of shares can vary from 0% to 300% depending on the achievement. Certain of CommScope's PSUs have a market condition performance measure based on stock price milestones as well as a service condition. The Company used a Monte Carlo simulation model to estimate the fair value of these PSUs at the date of grant. Key assumptions used in the model include the risk-free interest rate, which reflects the yield on zero-coupon U.S. treasury securities, and stock price volatility, which is derived based on the historical volatility of the Company’s stock. The following table presents the weighted average assumptions used to estimate the fair value of these awards granted during the nine months ended September 30, 2021. These awards were not granted during the three months ended September 30, 2021.

Nine Months Ended September 30, 2021
Risk-free interest rate	0.4%
Expected volatility	56.0%
Weighted average fair value at grant date	$11.21

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

During the three months ended September 30, 2021, the Company granted certain PSUs with an internal performance measure vesting at the end of three years. The fair value of these awards was determined on the date of grant based on the Company's stock price.

The following table summarizes the PSU activity (in millions, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at June 30, 2021	2.2	$6.30
Granted	0.3	$18.97
Forfeited	(0.1)	$13.88
Non-vested share units at September 30, 2021	2.4	$8.02

Non-vested share units at December 31, 2020	1.5	$4.03
Granted	1.0	$14.48
Forfeited	(0.1)	$13.88
Non-vested share units at September 30, 2021	2.4	$8.02

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report).

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

In the first quarter of 2021, we announced a transformation initiative called CommScope NEXT designed to drive shareholder value through three pillars: focusing on strategies to drive profitable growth, undertaking a full portfolio evaluation and optimizing our business by focusing on efficiency and eliminating unnecessary non-value-added complexity and cost across the business. We believe these efforts are critical to making us more competitive and allowing us to invest in growth and maximize shareholder and stakeholder value. We have incurred $100.2 million of restructuring costs and $62.7 million of transaction, transformation and integration costs during the nine months ended September 30, 2021, both primarily related to CommScope NEXT. We expect to continue to incur restructuring costs and transaction, transformation and integration costs related to CommScope NEXT and such costs are expected to be material.

As a step in our CommScope NEXT transformation plan, on April 8, 2021, we announced our plan to spin-off the Home Networks business to form a new stand-alone publicly traded company. Below we refer to certain supplementary “Core” financial measures, which reflect the results of our Broadband Networks (Broadband), Outdoor Wireless Networks (OWN) and Venue and Campus Networks (VCN) segments, in the aggregate. Our Core financial measures exclude the results and performance of our Home Networks (Home) segment. See the Segment Results section below for illustration of the aggregation of our Core financial measures. These metrics represent the business segments as we have reported. However, the ultimate definition of the Home Networks business that we expect to spin-off may vary, and future results may differ materially.

In the second quarter of 2021, we shifted certain product lines from our Broadband segment to our Home segment to better align with how the business is being managed in light of the planned spin-off of the Home Networks business. All prior period amounts have been recast to reflect these operating segment changes.

COVID-19 Update

The COVID-19 outbreak had an adverse impact on our financial performance in 2020 primarily related to decreased demand, supply constraints due to the temporary shutdown of certain of our facilities and increased business continuity costs. We took a variety of actions in 2020 to help mitigate the financial impacts such as headcount reductions, lower capital spending and lower discretionary spending. The negative impact of COVID-19 on our financial performance has eased during 2021, with network strain driving increased demand for our Broadband segment products in particular. The recovery in demand has also had unfavorable business impacts, including commodity inflation (primarily copper and resins), logistics cost increases, extended lead times and certain component part shortages. We expect certain of these unfavorable impacts to continue for the remainder of 2021 and into 2022.

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

Performance Highlights

The below are highlights of our results for the three and nine months ended September 30, 2021 compared to the prior year periods. We refer to the three-month period as the "quarter" and the nine-month period as "year-to-date." Core financial measures reflect the results of our Broadband, OWN and VCN segments, in the aggregate. Core financial measures exclude the results of our Home segment. See the Segment Results section below for illustration of the aggregation of our Core financial measures.

•
Net sales decreased 2.9% for the quarter and increased 0.9% year-to-date
•
Core net sales increased 6.0% for the quarter and 11.4% year-to-date
•
Net loss increased 6.8% for the quarter and decreased 37.1% year-to-date
•
Non-GAAP adjusted EBITDA decreased 24.2% for the quarter and increased 0.4% year-to-date
•
Core adjusted EBITDA decreased 11.8% for the quarter and increased 9.5% year-to-date
•
Diluted loss per share increased 3.0% for the quarter and decreased 36.8% year-to-date

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies as disclosed in our 2020 Annual Report.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Three Months Ended
	September 30,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,105.3	100.0%	$2,168.1	100.0%	$(62.8)	(2.9)%
Core net sales (1)	1,690.2	80.3	1,594.6	73.5	95.6	6.0
Gross profit	653.0	31.0	735.5	33.9	(82.5)	(11.2)
Operating income	21.0	1.0	55.8	2.6	(34.8)	(62.4)
Core operating income (1)	89.4	5.3	57.8	3.6	31.6	54.7
Non-GAAP adjusted EBITDA (2)	259.1	12.3	341.9	15.8	(82.8)	(24.2)
Core adjusted EBITDA (1)	274.6	16.2	311.5	19.5	(36.9)	(11.8)
Net loss	(124.2)	(5.9)	(116.3)	(5.4)	(7.9)	6.8
Diluted loss per share	$(0.68)		$(0.66)		$(0.02)	3.0

	Nine Months Ended
	September 30,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$6,362.6	100.0%	$6,304.1	100.0%	$58.5	0.9%
Core net sales (1)	4,990.0	78.4	4,478.5	71.0	511.5	11.4
Gross profit	1,998.5	31.4	2,032.8	32.2	(34.3)	(1.7)
Operating income (loss)	11.5	0.2	(170.8)	(2.7)	182.3	(106.7)
Core operating income (1)	164.8	3.3	98.5	1.6	66.3	67.3
Non-GAAP adjusted EBITDA (1)	856.4	13.5	853.0	13.5	3.4	0.4
Core adjusted EBITDA (1)	837.8	16.8	764.9	12.1	72.9	9.5
Net loss	(375.6)	(5.9)	(597.3)	(9.5)	221.7	(37.1)
Diluted loss per share	$(2.06)		$(3.26)		$1.20	(36.8)

(1)
Core financial measures reflect the results of our Broadband, OWN and VCN segments, in the aggregate. Core financial measures exclude the results of our Home segment. See the Segment Results section below for illustration of the aggregation of our Core financial measures.
(2)
See “Reconciliation of Non-GAAP Measures.”

Net sales

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(dollars in millions)
Net sales	$2,105.3	$2,168.1	$(62.8)	(2.9)%	$6,362.6	$6,304.1	$58.5	0.9%
Domestic	1,201.8	1,318.2	(116.4)	(8.8)	3,647.9	3,892.3	(244.4)	(6.3)
International	903.5	849.9	53.6	6.3	2,714.7	2,411.8	302.9	12.6

Compared to the prior year periods, net sales decreased $62.8 million, or 2.9%, for the three months ended September 30, 2021 and increased $58.5 million, or 0.9%, for the nine months ended September 30, 2021. Core net sales for the three months ended September 30, 2021 increased $95.6 million, or 6.0%, compared to the prior year period with increases in the OWN segment of $83.8 million and the VCN segment of $43.1 million, partially offset by a decrease in the Broadband segment of $31.3 million. Core net sales for the nine months ended September 30, 2021 increased $511.5 million, or 11.4%, compared to the prior year period with increases in the Broadband segment of $296.6 million, the VCN segment of $127.7 million and the OWN segment of $87.2 million. For the three and nine months ended September 30, 2021, net sales in the Home segment decreased $158.4 million and $453.0 million, respectively, compared to the prior year periods. In the three and nine months ended September 30, 2021, all our segments experienced supply shortages and extended lead times for certain materials that negatively affected our ability to meet customer demand for our products. We expect these shortages and delays to persist for the remainder of 2021 and into 2022. In addition, our Broadband segment faced capacity constraints that negatively affected net sales in the three and nine months ended September 30, 2021.

From a regional perspective, for the three months ended September 30, 2021 compared to the prior year period, net sales decreased in the U.S. by $116.4 million. The decrease in the U.S. was partially offset by increases in Canada by $26.5 million, the Europe, Middle East and Africa (EMEA) region by $11.5 million, the Asia Pacific (APAC) region by $9.3 million and the Caribbean and Latin American (CALA) region by $6.3 million. For the nine months ended September 30, 2021, net sales increased in the CALA region by $106.3 million, the APAC region by $99.4 million, the EMEA region by $51.9 million and Canada by $45.3 million. The increases in international net sales for the nine months ended September 30, 2021 were partially offset by a decrease of $244.4 million in the U.S. For additional information on regional sales by segment, see discussion of Segment Results below and Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements herein. Foreign exchange rate changes impacted net sales favorably by approximately 1% for both the three and nine months ended September 30, 2021 compared to the same prior year periods.

Net sales to customers located outside of the U.S. comprised 42.9% and 42.7% of total net sales for the three and nine months ended September 30, 2021, respectively, compared to 39.2% and 38.3% for the three and nine months ended September 30, 2020, respectively. For further details by segment, see the section titled “Segment Results” below.

Gross profit, SG&A expense and R&D expense

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(dollars in millions)
Gross profit	$653.0	$735.5	$(82.5)	(11.2)%	$1,998.5	$2,032.8	$(34.3)	(1.7)%
As a percent of sales	31.0%	33.9%			31.4%	32.2%
SG&A expense	314.3	296.7	17.6	5.9	909.3	898.7	10.6	1.2
As a percent of sales	14.9%	13.7%			14.3%	14.3%
R&D expense	167.8	184.6	(16.8)	(9.1)	515.6	541.1	(25.5)	(4.7)
As a percent of sales	8.0%	8.5%			8.1%	8.6%

Gross profit (net sales less cost of sales)

Gross profit decreased for the three months ended September 30, 2021 compared to the prior year period primarily due to higher material and freight costs as well as lower net sales. For the nine months ended September 30, 2021, gross profit decreased despite higher net sales compared to the prior year period primarily due to higher freight and material costs as well as pricing pressures related to certain of our OWN segment products that were only partially offset by increased pricing on certain of our VCN segment products. In addition, we recorded charges of $5.0 million and $46.5 million that reduced gross profit in the three and nine months ended September 30, 2021, respectively, related to the settlement of intellectual property assertions.

Selling, general and administrative expense

In the first quarter of 2021, we announced a transformation initiative, CommScope NEXT, and in early April 2021, we announced our intention to spin-off our Home Networks business. We are also continuing to integrate the 2019 acquisition of ARRIS International plc (ARRIS), including our work to combine our enterprise resource planning systems. Due to these efforts, we incurred $26.2 million and $62.7 million of transaction, transformation and integration costs during the three and nine months ended September 30, 2021, respectively, compared to $4.8 million and $17.8 million during the three and nine months ended September 30, 2020, respectively. Transaction, transformation and integration costs during the prior year periods were mainly focused on the integration of the ARRIS business. We expect to continue to incur transaction, transformation and integration costs related to CommScope NEXT, the spin-off of the Home Networks business, and the integration of the ARRIS business, and such costs are expected to be material.

For the three and nine months ended September 30, 2021, excluding transaction, transformation and integration costs, selling, general and administrative (SG&A) expense decreased by $3.8 million and $34.3 million, respectively. For the three months ended September 30, 2021, the decrease was primarily due to lower variable compensation expense of $9.4 million and cost savings initiatives offset partially by higher bad debt expense of $16.3 million. For the nine months ended September 30, 2021, the decrease was primarily due to cost savings initiatives. Our cost savings initiatives in certain back-office functions have allowed us to reinvest in selling and marketing activities in our Core segments.

Research and development expense

R&D expense decreased for the three and nine months ended September 30, 2021 primarily due to decreased spending on Home segment products. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs (credits), net and Asset impairments

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$153.0	$158.1	$(5.1)	(3.2)%	$461.9	$473.5	$(11.6)	(2.4%)
Restructuring costs (credits), net	(3.1)	40.3	(43.4)	NM	100.2	83.6	16.6	19.9
Asset impairments	—	—	—	NM	—	206.7	(206.7)	NM

NM – Not meaningful

Amortization of purchased intangible assets

For the three and nine months ended September 30, 2021, amortization of purchased intangible assets was lower compared to the prior year periods because certain of our intangible assets became fully amortized.

Restructuring costs (credits), net

The net restructuring costs (credits) recorded during the three and nine months ended September 30, 2021 reflected actions initiated during 2021 and included $(5.1) million and $87.1 million, respectively, related to CommScope NEXT. For the three and nine months ended September 30, 2021, restructuring costs (credits) also reflected $2.0 million and $13.1 million, respectively, related to integrating the ARRIS business. Restructuring credits arise as estimates are refined or severance is forfeited when employees depart prior to the termination date. The restructuring costs recorded during the three and nine months ended September 30, 2020 were primarily related to integrating the ARRIS business. From a cash perspective, we paid $6.8 million and $38.6 million to settle restructuring liabilities during the three and nine months ended September 30, 2021, respectively, and expect to pay an additional $20.2 million by the end of 2021 and $60.5 million between 2022 and 2023 related to restructuring actions that have been initiated. Additional restructuring actions related to CommScope NEXT are expected to be identified and the resulting charges and cash requirements are expected to be material. The Company does not expect to identify significant additional restructuring actions related to the ARRIS integration.

Asset impairments

We did not record any asset impairment charges during the three or nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, we recorded a goodwill impairment charge of $206.7 million related to our Home Networks reporting unit within our Home segment.

Other expense, net

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(dollars in millions)
Foreign currency loss	$(1.4)	$(5.6)	$4.2	(75.0)%	$(2.3)	$(19.5)	$17.2	(88.2)%
Other expense, net	(30.9)	(11.3)	(19.6)	173.5	(27.5)	(10.7)	(16.8)	157.0

Foreign currency loss

Foreign currency loss includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The foreign currency loss in the prior year periods was primarily driven by certain unhedged currencies.

Other expense, net

For the three and nine months ended September 30, 2021, other expense, net was driven by the redemption fee of $34.4 million related to the refinancing of the 5.50% senior secured notes due March 2024 (the 2024 Secured Notes) as further described in Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements. For the three and nine months ended September 30, 2020, other expense, net was driven by redemption fees of $14.9 million related to the refinancing of the 5.00% senior notes due 2021 (the 2021 Notes) and the 5.50% senior notes due June 2024 (the 2024 Notes) and the redemption of $100.0 million of the 6.00% senior notes due 2025 (the 2025 Notes).

Interest expense, Interest income and Income taxes

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(dollars in millions)
Interest expense	$(148.6)	$(147.2)	$(1.4)	1.0%	$(424.1)	$(437.7)	$13.6	(3.1%)
Interest income	0.5	1.3	(0.8)	(61.5)	1.5	4.2	(2.7)	(64.3)
Income tax (expense) benefit	35.2	(9.3)	44.5	NM	65.3	37.2	28.1	75.5

NM – Not meaningful

Interest expense and interest income

For the three and nine months ended September 30, 2021, we wrote off $9.9 million of debt issuance costs related to the refinancing of the 2024 Secured Notes as further described in Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements. For the three months ended September 30, 2020, we wrote off $6.0 million related to the refinancing of the 2021 Notes and 2024 Notes and the partial redemption of the 2025 Notes. Excluding the write-off of debt issuance costs, interest expense decreased for the three and nine months ended September 30, 2021 due to lower variable interest rates on our senior secured term loan due 2026 (the 2026 Term Loan). Our weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap and the amortization of debt issuance costs and original issue discount, was 5.74% at September 30, 2021, 5.86% at December 31, 2020 and 5.87% at September 30, 2020.

Income tax (expense) benefit

For the three months ended September 30, 2021, our effective tax rate was 22.1% and we recognized a tax benefit of $35.2 million on a pretax loss of $159.4 million. Our tax benefit was higher than the statutory rate of 21% due to favorable changes in uncertain tax positions. For the nine months ended September 30, 2021, our effective tax rate was 14.8% and we recognized a tax benefit of $65.3 million on a pretax loss of $440.9 million. Our tax benefit was lower than the statutory rate primarily due to the impact of $37.4 million in tax expense related to a foreign tax rate change.

Our effective income tax rate was (8.7)% and 5.9% for the three and nine months ended September 30, 2020. We recognized income tax expense of $9.3 million on a pretax loss of $107.0 million and a tax benefit of $37.2 million on a pretax loss of $634.5 million respectively. For the three months ended September 30, 2020, the income tax expense on our pretax loss was driven by $19.2 million of tax expense related to a foreign tax rate change. Our tax benefit in the nine months ended September 30, 2020 was impacted unfavorably primarily by a goodwill impairment charge of $206.7 million, for which minimal tax benefits were recorded, $22.7 million of tax expense related to state valuation allowances and $19.2 million in income tax expense related to a foreign tax rate change. For both the three and nine months ended September 30, 2020, our tax rate was also impacted favorably by federal tax credits and unfavorably by U.S. anti-deferral provisions and foreign withholding taxes. Excess tax costs of $1.2 million and $9.0 million related to equity compensation awards also impacted the income taxes unfavorably for the three and nine months ended September 30, 2020, respectively

Segment Results

	Three Months Ended
	September 30,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions)
Net sales by segment:
Broadband	$779.7	37.0%	$811.0	37.4%	$(31.3)	(3.9)%
OWN	355.6	16.9	271.8	12.5	83.8	30.8
VCN	554.9	26.4	511.8	23.6	43.1	8.4
Core net sales (1)	1,690.2	80.3	1,594.6	73.5	95.6	6.0
Home	415.1	19.7	573.5	26.5	(158.4)	(27.6)
Consolidated net sales	$2,105.3	100.0%	$2,168.1	100.0%	$(62.8)	(2.9)%

Operating income (loss) by segment:
Broadband	$50.8	6.5%	$75.0	9.2%	$(24.2)	(32.3)%
OWN	43.2	12.1	26.0	9.6	17.2	66.2
VCN	(4.6)	(0.8)	(43.2)	(8.4)	38.6	(89.4)
Core operating income (1)	89.4	5.3	57.8	3.6	31.6	54.7
Home	(68.4)	(16.5)	(2.0)	(0.3)	(66.4)	3,320.0
Consolidated operating income	$21.0	1.0%	$55.8	2.6%	$(34.8)	(62.4)%

Adjusted EBITDA by segment:
Broadband	$158.1	20.3%	$202.3	24.9%	$(44.2)	(21.8)%
OWN	60.5	17.0	53.6	19.7	6.9	12.9
VCN	56.0	10.1	55.6	10.9	0.4	0.7
Core adjusted EBITDA (1)	274.6	16.2	311.5	19.5	(36.9)	(11.8)
Home	(15.5)	(3.7)	30.4	5.3	(45.9)	(151.0)
Non-GAAP consolidated adjusted EBITDA (2)	$259.1	12.3%	$341.9	15.8%	$(82.8)	(24.2)%

	Nine Months Ended
	September 30,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales by segment:
Broadband	$2,366.4	37.2%	$2,069.8	32.8%	$296.6	14.3%
OWN	1,036.2	16.3	949.0	15.1	87.2	9.2
VCN	1,587.4	24.9	1,459.7	23.2	127.7	8.7
Core net sales (1)	4,990.0	78.4	4,478.5	71.0	511.5	11.4
Home	1,372.6	21.6	1,825.6	29.0	(453.0)	(24.8)
Consolidated net sales	$6,362.6	100.0%	$6,304.1	100.0%	$58.5	0.9%

Operating income (loss) by segment:
Broadband	$70.0	3.0%	$55.8	2.7%	$14.2	25.4%
OWN	158.4	15.3	146.5	15.4	11.9	8.1
VCN	(63.6)	(4.0)	(103.8)	(7.1)	40.2	(38.7)
Core operating income (1)	164.8	3.3	98.5	2.2	66.3	67.3
Home	(153.5)	(11.2)	(269.3)	(14.8)	115.8	(43.0)%
Consolidated operating income (loss)	$11.5	0.2%	$(170.8)	(2.7)%	$182.1	NM

Adjusted EBITDA by segment:
Broadband	$488.3	20.6%	$414.9	20.0%	$73.4	17.7%
OWN	214.4	20.7	218.4	23.0	(4.0)	(1.8)
VCN	135.1	8.5	131.6	9.0	3.5	2.7
Core adjusted EBITDA (1)	837.8	16.8	764.9	17.1	72.9	9.5
Home	18.6	1.4	88.1	4.8	(69.5)	(78.9)
Non-GAAP consolidated adjusted EBITDA (1)	$856.4	13.5%	$853.0	13.5%	$3.4	0.4%

(1)
Core financial measures reflect the results of our Broadband, OWN and VCN segments, in the aggregate. Core financial measures exclude the results of our Home segment.
(2)
See “Reconciliation of Non-GAAP Measures.”

Note: Components may not sum to total due to rounding.

NM – Not meaningful

Broadband Networks Segment

Net sales for the Broadband segment decreased for the three months ended September 30, 2021 compared to the prior year period primarily due to a slowdown in service provider spending in the U.S. on our network and cloud products, and certain software licensing revenue recorded in the prior year period that did not recur in the current year. These decreases were somewhat offset by higher sales of our network connectivity products. For the nine months ended September 30, 2021, net sales increased compared to the prior year period due to increased demand for our products and services as service providers enhance their networks to keep pace with broadband demand. We are experiencing capacity constraints and supply shortages with certain of our network cable products, which hindered our ability to meet customer demand for our Broadband segment products in the three and nine months ended September 30, 2021. We are investing to alleviate our capacity constraints and expect them to ease in the fourth quarter of 2021. We expect the supply shortages to extend for the remainder of 2021 and into 2022. From a regional perspective, for the three months ended September 30, 2021, net sales decreased in the U.S. by $68.0 million and the APAC region by $18.9 million but increased in the CALA region by $30.9 million, the EMEA region by $18.1 million and Canada by $6.6 million. For the nine months ended September 30, 2021, net sales increased in the U.S. by $161.1 million, the CALA region by $115.7 million and the EMEA region by $33.0 million but decreased in the APAC region by $13.0 million and Canada by $0.2 million. Foreign exchange rate changes impacted Broadband segment net sales favorably by approximately 1% during both the three and nine months ended September 30, 2021 compared to the same prior year periods.

For the three months ended September 30, 2021, Broadband segment operating income and adjusted EBITDA decreased compared to the prior year period primarily due to higher material and freight costs, lower sales volumes and increased expenses to expand capacity to meet demand. For the nine months ended September 30, 2021, Broadband segment operating income and adjusted EBITDA increased compared to the prior year period due to increased sales volumes, partially offset by higher freight and material costs and increased expenses to expand capacity to meet demand. Broadband segment operating income was unfavorably impacted by increased restructuring costs of $52.7 million and an intellectual property settlement charge of $20.0 million for the nine months ended September 30, 2021. Restructuring costs and intellectual property settlements are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Outdoor Wireless Networks Segment

For the three months ended September 30, 2021, OWN segment net sales increased compared to the prior year period primarily due to an increase in spending on wireless network equipment by certain of our U.S. service provider customers. For the nine months ended September 30, 2021, OWN segment net sales increased compared to the prior year period primarily due to an increase in spending on macro cell solutions in the APAC region and Canada. Although OWN segment net sales increased year over year for both the three and nine months ended September 30, 2021, net sales were negatively affected by supply shortages of certain materials that hindered our ability to meet customer demand. From a regional perspective, for the three months ended September 30, 2021, OWN segment net sales increased in the U.S. by $64.4 million, the APAC region by $12.4 million, Canada by $9.3 million and the EMEA region by $5.9 million but decreased in the CALA region by $8.2 million. For the nine months ended September 30, 2021, OWN segment net sales increased in the APAC region by $49.5 million, Canada by $35.0 million, the EMEA region by $10.3 million and the U.S. by $3.5 million and decreased in the CALA region by $11.1 million. Foreign exchange rate changes impacted OWN segment net sales favorably by approximately 1% during both the three and nine months ended September 30, 2021 compared to the same prior year periods.

For the three months ended September 30, 2021, OWN segment operating income and adjusted EBITDA increased compared to the prior year period primarily due to increased sales volumes, partially offset by pricing pressure on certain products and higher material and freight costs. For the nine months ended September 30, 2021, OWN segment operating income and adjusted EBITDA both benefitted from increased sales volumes and benefits from cost savings initiatives, partially offset by pricing pressures on certain products and higher freight and material costs. In addition, OWN segment operating income for the nine months ended September 30, 2021 also increased as a result of a $9.1 million reduction in amortization expense compared to the prior year period. Amortization expense is excluded from adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Venue and Campus Networks Segment

For the three months ended September 30, 2021, net sales increased in the VCN segment due to higher sales of enterprise copper and fiber products, partially offset by lower net sales of Ruckus products and distributed antenna systems. For the nine months ended September 30, 2021, net sales increased in the VCN segment with higher net sales of enterprise and Ruckus products, partially offset by lower net sales of distributed antenna systems. Net sales of Ruckus products decreased in the third quarter and were unfavorably impacted for the year-to-date period due to shortages of certain materials that negatively affected our ability to meet customer demand. We expect this supply shortage to continue for the remainder of 2021 and into 2022. From a regional perspective, for the three months ended September 30, 2021, net sales increased in the U.S. by $22.9 million, CALA region by $10.1 million, EMEA region by $6.3 million and APAC region by $4.5 million but decreased in Canada by $0.7 million. For the nine months ended September 30, 2021, net sales increased in the APAC region by $60.6 million, the EMEA region by $34.4 million, the CALA region by $18.6 million, the U.S. by $8.2 million and Canada by $5.9 million. Foreign exchange rate changes impacted VCN segment net sales favorably by approximately 1% and 2% during the three and nine months ended September 30, 2021, respectively, compared to the same prior year periods.

For the three and nine months ended September 30, 2021, VCN segment operating loss decreased and adjusted EBITDA increased compared to the prior year periods primarily due to favorable pricing impacts on certain products, higher sales volumes and favorable geographic and product mix, partially offset by higher material and freight costs. See “Reconciliation of Segment Adjusted EBITDA” below.

Home Networks Segment

Net sales for the Home segment decreased for the three and nine months ended September 30, 2021 primarily due to the continuing decline in demand for video products from both U.S. and international service providers as well as the negative impact of supply shortages and delays on our ability to meet customer demand. From a regional perspective, for the three months ended September 30, 2021, net sales decreased in the U.S. by $135.7 million, CALA region by $26.5 million, EMEA region by $18.8 million and increased in the APAC region by $11.3 million and Canada by $11.3 million. For the nine months ended September 30, 2021, net sales decreased in the U.S. by $417.2 million, EMEA region by $25.8 million and CALA region by $16.9 million and increased in Canada by $4.6 million and the APAC region by $2.3 million. Foreign exchange rate changes impacted Home segment net sales favorably by approximately 1% during both the three and nine months ended September 30, 2021 compared to the same prior year periods.

For the three months ended September 30, 2021, Home segment operating loss increased and adjusted EBITDA decreased compared to the prior year period primarily due to lower sales volumes, higher material costs and higher bad debt expense, offset partially by benefits from cost savings initiatives. For the nine months ended September 30, 2021, excluding the impact of the $206.7 million prior year period goodwill impairment charge, Home segment operating loss increased and adjusted EBITDA decreased primarily due to lower sales volumes, higher material costs and higher bad debt expense, partially offset by benefits from cost savings initiatives. Home segment operating loss was also unfavorably impacted for the three and nine months ended September 30, 2021 by higher transaction, transformation and integration costs of $11.9 million and $27.3 million, respectively, and higher intellectual property litigation charges of $20.1 million and $31.5 million, respectively. During the three and nine months ended September 30, 2020, the Home segment benefited from the release of a $23.6 million accrual related to an intellectual property royalty matter that was settled for less than anticipated. Of the $23.6 million accrual release, $15.1 million related to pre-acquisition sales and was excluded from the calculation of adjusted EBITDA; the remaining $8.5 million release provided a benefit to Home segment adjusted EBITDA in the three and nine months ended September 30, 2020. Home segment transaction, transformation and integration costs were primarily related to the announced planned spin-off of the Home Networks business. Transaction, transformation and integration costs and intellectual property settlements are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data).

	September 30, 2021	December 31, 2020	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$411.5	$521.9	$(110.4)	(21.2)%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	972.3	911.2	61.1	6.7
Availability under revolving credit facility	686.4	735.1	(48.7)	(6.6)
Long-term debt, including current portion	9,513.0	9,520.6	(7.6)	(0.1)
Total capitalization (2)	10,471.4	10,917.4	(446.0)	(4.1)
Long-term debt as a percentage of total capitalization	90.8%	87.2%

(1) Working capital consisted of current assets of $3,438.5 million less current liabilities of $2,086.7 million at September 30, 2021. Working capital consisted of current assets of $3,354.5 million less current liabilities of $1,953.4 million at December 31, 2020.

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

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended September 30, 2021, our pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $1,303.8 million, which included annualized synergies expected to be mostly realized within the next year ($6.1 million) and annualized savings expected from cost reduction initiatives ($79.1 million) so that the impact of the synergies and cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at September 30, 2021.

Cash and cash equivalents decreased during the nine months ended September 30, 2021 primarily driven by cash paid for capital expenditures of $96.2 million, cash dividends paid for the Convertible Preferred Stock of $43.0 million, a debt extinguishment payment of $34.4 million, tax withholding payments for vested equity-based compensation awards of $24.7 million, a payment to settle a net investment hedge of $18.0 million and debt issuance costs paid of $9.6 million, partially offset by cash generated from operating activities of $134.7 million. We expect cash generation to be lower in 2021 than the prior year as we continue to expand capacity for our Broadband segment and invest in CommScope NEXT initiatives. As of September 30, 2021, approximately 62% of our cash and cash equivalents were held outside the U.S.

Working capital, excluding cash and cash equivalents and the current portion of long-term debt, increased during the nine months ended September 30, 2021 primarily due to higher inventory balances as a result of rising material costs and increases in stock as we build inventory waiting for certain materials or components to complete our products for sale. Partially offsetting the increase in inventory is an increase in accounts payable due to the timing of payments. In September 2021, we sold approximately $31 million of accounts receivable under customer-sponsored supplier financing agreements. Of that amount, approximately $25 million impacted working capital as of September 30, 2021. Under these agreements, we are able to sell accounts receivable to a bank, and we retain no interest in and have no servicing responsibilities for the accounts receivable sold.

The net reduction in total capitalization during the nine months ended September 30, 2021 reflected the net loss for the period and foreign currency translation losses.

Cash Flow Overview

	Nine Months Ended
	September 30,		$	%
	2021	2020	Change	Change
	(dollars in millions)
Net cash generated by operating activities	$134.7	$338.5	$(203.8)	(60.2)%
Net cash used in investing activities	(111.6)	(76.8)	(34.8)	45.3
Net cash used in financing activities	(127.7)	(259.8)	132.1	(50.8)

Operating Activities

	Nine Months Ended
	September 30,
	2021	2020
	(in millions)
Net loss	$(375.6)	$(597.3)
Adjustments to reconcile net loss to net cash generated by operating activities:
Depreciation and amortization	595.8	618.8
Equity-based compensation	61.0	90.0
Deferred income taxes	(158.1)	(96.6)
Asset impairments	—	206.7
Changes in assets and liabilities:
Accounts receivable	(36.2)	200.9
Inventories	(173.5)	(130.3)
Prepaid expenses and other assets	11.0	32.2
Accounts payable and other liabilities	170.5	(25.0)
Other	39.8	39.1
Net cash generated by operating activities	$134.7	$338.5

During the nine months ended September 30, 2021, operating cash flows decreased compared to the prior year period primarily as a result of increases in working capital in the current year as net sales improved. We participated in a customer-sponsored supplier financing arrangement that favorably impacted operating cash flows by approximately $25 million during the nine months ended September 30, 2021.

Investing Activities

	Nine Months Ended
	September 30,
	2021	2020
	(in millions)
Additions to property, plant and equipment	$(96.2)	$(73.5)
Proceeds from sale of property, plant and equipment	2.6	0.2
Payments upon settlement of net investment hedge	(18.0)	—
Cash paid for Cable Exchange acquisition	—	(3.5)
Net cash used in investing activities	$(111.6)	$(76.8)

During the nine months ended September 30, 2021, the increase in cash used in investing activities was driven by a payment made to settle a net investment hedge and an increase of $22.7 million in our investment in property, plant and equipment that primarily related to supporting improvements in manufacturing operations, including expanding production capacity and investing in information technology, including software developed for internal use.

Financing Activities

	Nine Months Ended
	September 30,
	2021	2020
	(in millions)
Long-term debt repaid	$(1,274.0)	$(1,174.0)
Long-term debt proceeds	1,250.0	950.0
Debt issuance costs	(9.6)	(11.6)
Debt extinguishment costs	(34.4)	(14.9)
Dividends paid on Series A convertible preferred stock	(43.0)	—
Proceeds from the issuance of common shares under equity-based compensation plans	5.5	1.0
Tax withholding payments for vested equity-based compensation awards	(24.7)	(10.3)
Other	2.5	—
Net cash used in financing activities	$(127.7)	$(259.8)

In August 2021, we issued $1,250.0 million of 4.75% senior secured notes due 2029 (the 2029 Secured Notes) and used the net proceeds from the offering, together with cash on hand, to redeem and retire $1,250.0 million outstanding under the 2024 Secured Notes. In connection with the issuance of the 2029 Secured Notes, we paid $9.6 million of debt issuance costs. We paid a redemption premium of $34.4 million to retire the 2024 Secured Notes. We also paid three quarterly scheduled amortization payments totaling $24.0 million on the senior secured term loan due in 2026 (the 2026 Term Loan). We may continue to look for favorable opportunities to refinance portions of our existing debt to lower borrowing costs, extent the term or adjust the total amount of fixed-rate or floating-rate debt.

In July 2020, we issued $700.0 million of 7.125% senior notes due 2028 (the 2028 Notes) and used the net proceeds from the offering to redeem and retire the $700.0 million outstanding under the 5.00% senior notes due 2021 (the 2021 Notes) and the 2024 Notes. We incurred $11.6 million of debt issuance costs in connection with the issuance of the 2028 Notes. Also during the nine months ended September 30, 2020, we borrowed and repaid $250.0 million under our senior secured asset-based revolving credit facility (the Revolving Credit Facility). In addition, we redeemed $100.0 million aggregate principal amount of the 2021 Notes, redeemed $100.0 million aggregate principal amount of the 2025 Notes and paid three quarterly scheduled amortization payments totaling $24.0 million on the 2026 Term Loan. We paid redemption premiums of $11.9 million to retire the 2024 Notes and $3.0 million to partially redeem the 2025 Notes.

As of September 30, 2021, we had no outstanding borrowings under the Revolving Credit Facility and the remaining availability was $686.4 million, reflecting a borrowing base of $731.6 million reduced by $45.2 million of letters of credit issued under the Revolving Credit Facility.

Also impacting cash used in financing activities for the nine months ended September 30, 2021 was the increase of $43.0 million in cash dividends paid for the Convertible Preferred Stock. In the prior year period, the dividends for the Convertible Preferred Stock were paid in additional shares of Convertible Preferred Stock. During the nine months ended September 30, 2021, we received proceeds of $5.5 million related to the exercise of stock options compared to $1.0 million in the prior year period. During the nine months ended September 30, 2021, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $24.7 million compared to $10.3 million in the prior year period.

Off-Balance Sheet Arrangements

We were not party to any significant off-balance sheet arrangements during the nine months ended September 30, 2021.

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

We also believe presenting these non-GAAP results for the twelve months ended September 30, 2021 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the nine months ended September 30, 2020 from the data for the year ended December 31, 2020 and then adding the data for the nine months ended September 30, 2021.

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

Consolidated

	Three Months		Nine Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	September 30,		September 30,		December 31,	September 30,
	2021	2020	2021	2020	2020	2021
	(in millions)
Net loss	$(124.2)	$(116.3)	$(375.6)	$(597.3)	$(573.4)	$(351.7)
Income tax expense (benefit)	(35.2)	9.3	(65.3)	(37.2)	(81.1)	(109.2)
Interest income	(0.5)	(1.3)	(1.5)	(4.2)	(4.4)	(1.7)
Interest expense	148.6	147.2	424.1	437.7	577.8	564.2
Other expense, net	32.3	16.9	29.8	30.2	29.3	28.9
Operating income (loss)	$21.0	$55.8	$11.5	$(170.8)	$(51.8)	$130.5
Adjustments:
Amortization of purchased intangible assets	153.0	158.1	461.9	473.5	630.5	618.9
Restructuring costs (credits), net	(3.1)	40.3	100.2	83.6	88.4	105.0
Equity-based compensation	21.0	34.0	61.0	90.0	115.0	86.0
Asset impairments	—	—	—	206.7	206.7	—
Transaction, transformation and integration costs (1)	26.2	4.8	62.7	17.8	24.9	69.8
Acquisition accounting adjustments (2)	2.8	5.1	9.0	15.8	20.6	13.8
Patent claims and litigation settlements	5.0	(1.4)	46.5	11.4	16.3	51.4
Executive severance	—	6.3	—	6.3	6.3	—
Depreciation	33.2	38.9	103.6	118.7	158.3	143.2
Non-GAAP adjusted EBITDA	$259.1	$341.9	$856.4	$853.0	$1,215.2	$1,218.6
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

Broadband Networks Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating income	$50.8	$75.0	$70.0	$55.8
Adjustments:
Amortization of purchased intangible assets	80.5	81.2	241.9	243.4
Restructuring costs (credits), net	(3.6)	11.7	69.6	16.9
Equity-based compensation	8.6	13.1	25.0	34.7
Transaction, transformation and integration costs	6.4	1.7	15.4	6.1
Acquisition accounting adjustments	1.2	2.8	3.6	8.6
Patent claims and litigation settlements	—	—	20.0	3.0
Executive severance	—	2.2	—	2.2
Depreciation	14.1	14.6	42.8	44.2
Adjusted EBITDA	$158.1	$202.3	$488.3	$414.9

Outdoor Wireless Networks Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating income	$43.2	$26.0	$158.4	$146.5
Adjustments:
Amortization of purchased intangible assets	8.2	11.4	25.3	34.4
Restructuring costs, net	0.4	5.9	6.6	9.8
Equity-based compensation	2.2	4.0	6.3	10.6
Transaction, transformation and integration costs	2.7	0.9	6.4	3.2
Executive severance	—	1.2	—	1.2
Depreciation	3.8	4.1	11.4	12.7
Adjusted EBITDA	$60.5	$53.6	$214.4	$218.4

Venue and Campus Networks Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating loss	$(4.6)	$(43.2)	$(63.6)	$(103.8)
Adjustments:
Amortization of purchased intangible assets	38.3	39.6	116.9	117.9
Restructuring costs (credits), net	(0.1)	18.9	16.0	29.0
Equity-based compensation	6.7	10.3	19.5	27.4
Transaction, transformation and integration costs	4.3	1.3	10.4	5.3
Acquisition accounting adjustments	1.0	1.7	3.9	5.7
Patent claims and litigation settlements	—	13.7	0.3	13.7
Executive severance	—	1.7	—	1.7
Depreciation	10.3	11.7	31.8	34.9
Adjusted EBITDA	$56.0	$55.6	$135.1	$131.6

Home Networks Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating loss	$(68.4)	$(2.0)	$(153.5)	$(269.3)
Adjustments:
Amortization of purchased intangible assets	26.0	26.0	77.9	77.9
Restructuring costs, net	0.2	3.8	8.0	27.9
Equity-based compensation	3.5	6.5	10.2	17.3
Asset impairments	—	—	—	206.7
Transaction, transformation and integration costs	12.8	0.9	30.5	3.2
Acquisition accounting adjustments	0.5	0.5	1.4	1.4
Patent claims and litigation settlements	5.0	(15.1)	26.2	(5.3)
Executive severance	—	1.2	—	1.2
Depreciation	5.0	8.5	17.6	26.9
Adjusted EBITDA	$(15.5)	$30.4	$18.6	$88.1

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

Changes in Internal Control Over Financial Reporting

Reference should be made to our 2020 Annual Report for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company’s business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. Other than the supplemental risk factor previously reported in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which is incorporated herein by reference, there have been no material changes to our risk factors disclosed in Part I - Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	593	21.58	—	$—
August 1, 2021 - August 31, 2021	1,385	20.05	—	—
September 1, 2021 - September 30, 2021	2,381	14.94	—	—
Total	4,359	$17.47	—

(1) The shares purchased were withheld to satisfy the withholding tax obligations related to restricted stock units and performance share units that vested during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1**	Fifth Amended and Restated By-Laws of CommScope Holding Company, Inc. (as adopted May 7, 2021).
4.1*

Indenture, dated as of August 23, 2021, by and among CommScope, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, including the form of 4.750% Senior Secured Note due 2029 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on August 23, 2021).

10.1*

Separation Agreement, dated August 10, 2021, by and between Morgan C.S. Kurk and CommScope, Inc. (incorporated by reference to Exhibit 10.1of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on August 10, 2021).

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

COMMSCOPE HOLDING COMPANY, INC.

November 3, 2021	/s/ Kyle D. Lorentzen
Date	Kyle D. Lorentzen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)