Form 10-K
period 2021-12-31
CommScope Holding Company, Inc.
filed 2022-02-17
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant was approximately $4,283.6 million as of June 30, 2021. For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded.

As of February 4, 2022 there were 204,618,870 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

CommScope Holding Company, Inc.

Form 10-K

December 31, 2021

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

ITEM 1. BUSINESS

Company Overview

CommScope Holding Company, Inc. was incorporated in Delaware on October 22, 2010 and our initial public offering for our common stock was on October 25, 2013. Since our founding as an independent company in 1976, we have consistently played a significant role in many of the world’s leading communication networks. Our evolution has been driven by technological innovation and strategic acquisitions that expanded our product offerings and complemented our existing solutions. We are a global provider of infrastructure solutions for communication and entertainment networks. Our solutions for wired and wireless networks enable service providers including cable, telephone and digital broadcast satellite operators and media programmers to deliver media, voice, Internet Protocol (IP) data services and Wi-Fi to their subscribers and allow enterprises to experience constant wireless and wired connectivity across complex and varied networking environments. Our solutions are supported by our broad array of services including technical support, systems design and integration. We are a leader in digital video and IP television (IPTV) distribution systems, broadband access infrastructure platforms and associated data and voice customer premises equipment. Our global leadership positions are built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions, and global manufacturing and distribution scale.

We have a team of over 30,000 people who serve our customers in over 150 countries through a network of world-class manufacturing and distribution facilities strategically located around the globe. Our customers include substantially all the leading global telecommunications operators, data center managers, cable television providers or multi-system operators (MSOs) and thousands of enterprise customers, including many Fortune 500 companies. We have long-standing, direct relationships with our customers and serve them through a direct sales force and a global network of channel partners.

In the first quarter of 2021, we announced a transformation initiative referred to as CommScope NEXT designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We believe these efforts are critical to making us more competitive and allowing us to invest in growth, accelerate our de-leveraging effort and maximize stockholder and stakeholder value. We incurred $91.9 million of restructuring costs and $90.3 million of transaction, transformation and integration costs during the year ended December 31, 2021, primarily related to CommScope NEXT. We expect to continue to incur restructuring costs and transaction, transformation and integration costs related to CommScope NEXT and such costs could be material.

As a step in the CommScope NEXT transformation plan, in April 2021, we announced a plan to spin-off the Home Networks business in 2022. After thorough consideration of the current supply chain environment and its impact on the Home Networks business, we have decided to delay the execution of the spin-off. We remain committed to the spin-off of the Home Networks business from CommScope, but we currently do not have a firm timeline for restarting the plan. Accordingly, management now analyzes the financial results of our "Core" business separately from Home Networks. These Core measures reflect the results of the Broadband Networks (Broadband), Outdoor Wireless Networks (OWN) and Venue and Campus Networks (VCN) segments, in the aggregate. Core financial measures exclude the results and performance of the Home Networks (Home) segment. See the Operating Segments section below for an illustration of the aggregation of our Core financial measures. These metrics represent the business segments as we have reported them. However, the ultimate definition of the Home Networks business that we expect to separate may vary, and future results may differ materially.

For the year ended December 31, 2021, our revenues were $8.59 billion and our net loss was $(462.6) million. For further discussion of our current and prior year financial results, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Operating Segments

We operate and report based on four operating segments: Broadband, OWN, VCN and Home. In the second quarter of 2021, we shifted certain product lines from our Broadband segment to our Home segment to better align with how those businesses are being managed. All prior period amounts have been recast to reflect these operating segment changes. Our Core segments include our Broadband, OWN and VCN segments and exclude our Home segment. The distribution of net revenues among our four segments was as follows:

	Year Ended December 31,
	2021	2020	2019
Broadband	36.7%	33.8%	27.8%
OWN	16.4	14.7	17.7
VCN	25.4	23.0	23.6
Core segments	78.5	71.5	69.1
Home	21.5	28.5	30.9
Total	100.0%	100.0%	100.0%

Broadband (2021 Net Sales of $3.1 billion)

Our Broadband segment combines our Network Cable and Connectivity (NCC) and Network and Cloud (N&C) businesses and provides an end-to-end product portfolio serving the telco and cable provider broadband market. The Broadband segment includes converged cable access platforms, passive optical networking, video systems, access technologies, fiber and coaxial cable, fiber and copper connectivity and hardened closures.

OWN Segment (2021 Net Sales of $1.4 billion)

Our OWN segment brings together our radio frequency (RF) products and Integrated Solutions businesses and focuses on the macro and metro cell wireless markets. The segment’s offerings include base station antennas, RF filters, tower connectivity, microwave antennas, metro cell products, cabinets, steel towers, accessories, Spectrum Access System and Comsearch. As our wireless operator customers shift a portion of their 5G capital expenditures from the macro tower to the metro cell, the OWN segment portfolio will strategically help make the transition smooth and cost-effective.

VCN Segment (2021 Net Sales of $2.2 billion)

Our VCN segment targets both public and private networks for campuses, venues, data centers, and buildings and includes our Ruckus Networks, Enterprise and Distributed Coverage and Capacity Systems (DCCS) businesses. The segment combines Wi-Fi and switching, distributed antenna systems (DAS), licensed and unlicensed small cells, and enterprise fiber and copper infrastructure.

Home Segment (2021 Net Sales of $1.8 billion)

The Home segment offers broadband and video products. Home segment broadband offerings include devices and related software and management solutions that provide residential connectivity and services to subscribers, such as digital subscriber line and cable modems and telephony and data gateways which incorporate routing and Wi-Fi functionality. Video offerings include set top boxes and software that support cable, satellite and IPTV content delivery and include products such as digital video recorders, high definition set top boxes and hybrid set top devices. The Home segment also sells broadband solutions through major retailers in the United States (U.S.).

Industry Background

We participate in the large and growing global market for connectivity and essential communications infrastructure. This market is being driven by the growth in bandwidth demand associated with the continued demand of smartphones, tablets and machine-to-machine (M2M) communication as well as the proliferation of data centers, Big Data, cloud-based services, streaming media content and Internet of Things (IoT). In addition, video distribution over the broadband IP network is transforming how content is managed and consumed. IP facilitates new forms of video such as Over-the-Top (OTT) and interactive television. Over the last two years, due to the coronavirus (COVID-19) pandemic, we learned even more about business and consumer reliance on their network connectivity, as our products and services allowed a dramatic shift from working in offices to working in the home. We expect that as the world recovers from the COVID-19 pandemic we will continue to see a mix of connectivity needs in homes, in offices and while on the move. As part of the shift in how people are using the network, we have seen more dramatic upticks in upstream usage than downstream usage. Some of this will subside as people work less from home, but some recent network usage trends will also become the new normal, requiring network bandwidth capacities to be more symmetrical than in the past.

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

Our customers are working to transition their networks to become faster, more responsive, more efficient and more reliable. The work from home trend caused by the COVID-19 pandemic has accelerated many of these network trends. We believe the following key network trends will continue to impact CommScope and the industry during 2022 and beyond:

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

5)
Low Latency Services: To support the increased demands of a growing game-playing subscriber base, all operators are seeking new ways to reduce the latency and jitter of the gaming packet streams. As an example, Data Over Cable Service Interface Specification (DOCSIS) deployments will likely be adding the new low latency DOCSIS technologies to their cable modem termination systems (CMTS) and customer premises equipment (CPE) gear in the coming year. Node-splits will also be used to reduce congestion and decrease latency. Over time, we expect these low latency services to allow support of Web3.0 and the metaverse, as access networks are increasing and used in a more interactive way. The densification of 5G networks will also reduce congestion and decrease latency as well.
6)
Capacity Expansion: Wired and wireless network providers are both cognizant of the need to stay ahead of the traffic growth that occurs every year. This traffic growth results from increases in average subscriber consumption levels and in maximum service level agreement (SLA) levels. For cable providers, the next years will see many increases in spectrum, including moves to DOCSIS 3.1 upstream mid-splits (85 MHz) and DOCSIS 3.1 upstream high-splits (204 MHz) and downstream DOCSIS 3.1 transitions to 1.2 GHz. Capacity will also be increased via the increased use of the spectrally-efficient DOCSIS 3.1 orthogonal frequency-division multiplexing (OFDM) and orthogonal frequency-division multiple access (OFDMA) channels within the cable spectrum. New DOCSIS equipment will be needed for this expansion. For wireless providers, the next years will see moves to 5G that will include additions to their wireless spectrum in the CBRS band, the C-band and the mmWave band. New antenna equipment will be needed for this expansion.
7)
Government-sponsored Broadband Improvements: 2022 is likely to see several government-sponsored programs aimed at improving the Broadband infrastructure connecting to rural and other under-served areas. Several funds and initiatives to build more equitable access—in particular, in the U.S., the Rural Digital Opportunity Fund (RDOF) and the Bipartisan Infrastructure Law (BIL) package—may be driving technology and device sales across the board. While we do not expect much money flowing under the BIL in 2022, we expect the preparation activity to pick up dramatically in the second half of the year.

Transition to 5G

5G wireless is evolving from an industry vision toward a tangible, next generation wireless technology. Many operators have begun a transition to 5G networks with countries like the U.S., South Korea, China, Switzerland and the Netherlands leading the way with further development across the globe expected in the coming years. The number of 5G-enabled devices is expected to continue to increase during 2022. The primary benefits of 5G are expected to include:

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

As described above, wireless operators will need to both acquire and launch new spectrum for 5G, as well as continue their strategy of re-allocation of spectrum from one generation to another. Some of this spectrum will be at much higher frequencies and will use new technologies to deliver exceptional amounts of bandwidth to subscribers. 5G also requires significant fiber infrastructure to connect wireless access points to each other to improve the response time of the network. As wireless operators transition toward 5G, they must also manage the fundamental network deployment issues of site acquisition, power, backhaul and in-building wireless proliferation.

In addition to investment required by wireless operators, the transition to 5G could also spark an investment cycle by cable operators as they upgrade their networks to compete with fixed wireless broadband, which could become a viable alternative to traditional broadband internet access. Many cable operators are already offering or planning to offer 5G wireless services on top of their wired cable services, and one approach under consideration employs convergence techniques that utilize wired networks, such as DOCSIS or passive optical networks (PON) to support xHaul to the more heavily-densified wireless access points and radio units of 5G. All of these transitions are expected to lead to increased investment.

Fiber Deep Deployments

Residential and business bandwidth consumption continues to grow substantially. The proliferation of OTT video, multiscreen viewing, cloud services and social media are prompting operators to accelerate fiber deployment. Operators can increase network capacity by installing fiber deeper into their networks. Although consumer devices are increasingly connected to the network via a wireless connection such as LTE or Wi-Fi, these wireless access points must have abundant optical backhaul capacity available to provide consumers the experience they expect. Operators around the globe are deploying fiber deep to build next generation networks. These networks use the capabilities of fiber to enable consumers access to content at higher speeds with improved network response time.

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

Ethernet passive optical networks (EPON) and XGS PON are both being included in the plans of network operators, and CommScope is developing optical line terminal (OLT) and optical network terminal (ONT) equipment for both technologies. CommScope’s broad PON product portfolio will include both node-based platforms and shelf-based platforms.

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

Transition to Wi-Fi 6E

Wi-Fi 6E (extended) is the next generation standard in Wi-Fi technology that builds on and improves the current Wi-Fi 6 standard. The Wi-Fi 6E standard will bring a new dimension to Wi-Fi 6 capacity through additional spectrum allocation in the 6 GHz frequency band. With tri-band enterprise grade access points (2.4/5/6Ghz), wireless bandwidth capacities will increase to support multiple Gbps services, requiring even higher bandwidth capacities on the wired networks that feed them. This is expected to drive investment in Wi-Fi networks and in the DOCSIS, PON and ethernet solutions that can provide the required connectivity.

Strategy

In the first quarter of 2021, we announced a transformation initiative, CommScope NEXT, designed to drive stockholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We believe these efforts are critical to making us more competitive and allowing us to invest in growth, accelerate our de-leveraging and maximize stockholder and stakeholder value.

Profitable Growth

Organic growth is fundamental to achieving the financial returns that investors expect from us. While acquisitions and inorganic growth can change the structure of a business and reset financial expectations resulting in short-term financial returns, the only reliable means for consistently producing long-term positive financial performance is strong organic growth. Our plan to achieve our growth opportunities are driven by five themes:

•
Become more market and customer centric – work to truly understand the needs of our customers and applications for data and video networking solutions.
•
Expand to service providers outside of North America – expand market share with service providers in the rest of the world.
•
Expand Enterprise sales coverage – enhance sales coverage in historically underpenetrated top metropolitan statistical areas and verticals within the North American region, as well as targeted country/vertical combinations around the world.
•
Introduce new products and scale software solutions – build and scale our differentiated products, software and technology.
•
Investment in capacity – expand capacity for products with high backlog, fast-growth and long-term demand visibility.

The underpinning of our growth opportunities is also optimizing pricing across our products and solutions. We are revamping our pricing processes, policies, tools and governance structure to simplify and create more ownership and accountability so that we can better react to changes in the market and maintain acceptable margins.

Operational Efficiency

We are pursuing strategic initiatives aimed at optimizing our utilization of resources by improving direct procurement processes, increasing transparency and control over indirect procurement spend, driving operational improvements to lower manufacturing costs and streamlining and optimizing our period overhead cost structure. Our management team has a strong track record of improving operational efficiency and successfully executing on formalized annual profit improvement plans, cost-savings initiatives and working capital improvements to drive future profitability and cash flow.

Portfolio Optimization

In addition to optimizing our portfolio with our commitment to spin-off the Home Networks business from Core CommScope, we will also reorganize our business structure in 2022 to align our portfolio of products and solutions more closely with the markets we serve and bring better performance clarity with our competitive peer set. Based on this new operating structure, we expect to report our results in the below five reportable segments beginning in the first quarter of 2022. However, work on reorganization of the new segments is still underway, and we have not yet finalized the exact segment composition.

•
Connectivity and Cable Solutions (CCS) - combines most of our copper and fiber cabling and connectivity products.
•
Access Network Solutions (ANS) - includes our active broadband cable and video technologies.

•
Networking, Intelligent Cellular and Security Solutions (NICS) - dedicated to providing wireless communications solutions for indoor and venue applications.
•
Outdoor Wireless Networks (OWN) - largely unchanged from our current OWN segment.
Home Networks – largely unchanged from our current Home segment.

We have also moved to a general management model in our segments. This enables us to manage our portfolio more granularly, assign responsibilities and build a culture of accountability and ownership. We are continuing to review our portfolio and will look for other ways to better manage and optimize our product offerings.

The Future of CommScope

We are positioned as a leader in most of our Core segments already and will work to defend our leadership in the more mature parts of these markets, while also shifting resources towards our targeted growth choices within them. We believe that with CommScope NEXT, we will achieve the following:

•
Deliver organic growth
•
Create a well-positioned comprehensive portfolio of products and services
•
Stimulate market leading innovation, delivering powerful software and services
•
Maintain world class operational efficiency and cost structures
•
Architect a simplified organization, with more accountability, responsibility and visibility

With CommScope NEXT, we have begun to transform our organization into one that has better operational efficiency, speed and resilience and one that can better service our existing customers, as well as new ones. We expect CommScope NEXT to drive adjusted EBITDA expansion over the next several years that will enable us to significantly increase our cash flow to accelerate our de-leveraging and further invest in our growth.

Customers

Our customers include substantially all the leading global telecommunications operators, data center managers, cable television providers or MSOs and thousands of enterprise customers, including many Fortune 500 companies. Major customers and distributors include companies such as Altice USA, Inc.; America Movil, S.A.B. de C.V.; AT&T Inc.; Charter Communications, Inc.; Comcast Corporation (Comcast); Graybar Electric Co. Inc.; KGP Co.; Liberty Media Corporation; Purchase Power Exchange LLC; Talley Inc.; T-Mobile U.S. Inc.; Verizon Communications Inc.; Vodafone Group PLC; and Wesco International, Inc. (including Anixter International Inc.). For the year ended December 31, 2021, we derived approximately 13% of our consolidated net sales from our top two direct customers, but no single direct customer accounted for 10% or more of our net sales. For the year ended December 31, 2020 we derived approximately 11% of our consolidated net sales from Comcast. Net sales to Comcast accounted for approximately 13% of our consolidated net sales for the year ended December 31, 2019, after giving effect to the acquisition of ARRIS International plc (ARRIS) as if it had happened on January 1, 2019. Sales to Comcast originate from our VCN, Broadband and Home segments.

Products from our Broadband segment are primarily sold directly to wireline network service providers, such as telephone companies and cable television network providers, to be deployed into their service delivery networks. In some cases, we sell through specialized resellers and distributors who primarily provide logistics support and in certain circumstances post-sale service and support. Our customer service and engineering groups maintain close working relationships with these customers due to the significant amount of customization associated with some of these products. We sell these products to most of the wireline and satellite operators globally.

Products from our OWN segment are primarily sold directly to wireless operators, original equipment manufacturers (OEMs) that sell equipment to wireless operators and other service providers that deploy elements of wireless networks at the direction of wireless operators. Our customer service and engineering groups maintain close working relationships with these customers due to the significant amount of customization associated with some of these products. Although we sell to most wireless operators globally, we are dependent on a small number of large operators.

Products from our VCN segment are primarily sold through independent distributors or system integrators for large telecommunications operators and to customers in a broad range of enterprise vertical markets, including hospitality, education, smart cities, government, venues and service providers indirectly through channel partners. We also sell directly to cable television system operators, broadband operators and service providers that deploy broadband networks. In certain circumstances, we sell VCN segment products directly to end customers, but it is a relatively small part of the overall business.

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

Our competitors include large, diversified companies some of whom have substantially more assets and greater financial resources than we do. We also face competition from small to medium-sized companies and less diversified companies that have concentrated efforts in one or more areas of the markets we serve. Major competitors by segment include the following: Broadband segment – Cisco Systems, Inc., Corning Inc., Harmonic Inc., and Huawei Technologies Co., Ltd.; OWN segment – Comba Telecom Systems Holding Ltd., Telefonaktiebolaget LM Ericsson, Huawei Technologies Co., Ltd. and Rosenberger NA; VCN segment – Cisco Systems, Inc., Comba Telecom Systems Holding Ltd., Hewlett Packard Enterprise Development LP and Huawei Technologies Co., Ltd; and Home segment – Humax Co., Ltd., Sagemcom Broadband SAS and Technicolor S.A.

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

Competitive Strengths

We are a global leader in connectivity and essential infrastructure solutions for communications and entertainment networks, and we believe we hold leading market positions in most of our segments. Since our founding in 1976, CommScope has been a leading brand in connectivity solutions for communications networks. In the cable television and video network equipment industry, both CommScope and ARRIS are longstanding market leaders, along with other brands we own such as RUCKUS, PACE, ADC and many smaller brands. In the wireless industry, ANDREW is one of the world’s most recognized brands and a global leader in RF solutions for wireless networks. In the enterprise market, SYSTIMAX, NETCONNECT and UNIPRISE are recognized as global market leaders in enterprise connectivity solutions for business enterprise and data center applications.

We believe the following competitive strengths have been instrumental to our success and position us well for future growth and strong financial performance:

Differentiated Solutions Supported by Ongoing Innovation and Significant Proprietary Intellectual Property

Our integrated solutions for building better networks are differentiated in the marketplace and are a significant global competitive advantage. We invested $683.2 million in research and development (R&D) during 2021 to advance product innovation and drive total cost of deployment and ownership down. Our ongoing innovation, supported by proprietary intellectual property and technology know-how, has allowed us to build and sustain a competitive advantage.

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

Record of Operational Excellence

We have a history of strong operating cash flow and have generated over $1.2 billion in cumulative operating cash flow over the last three years, despite a challenging supply environment in 2021 that drove lower profitability and additional working capital investment. Over the past three years, our strong cash flow profile has allowed us to pay down $1.0 billion of debt, while also investing $2.0 billion in research and development aimed at both driving profit expansion and revenue growth. We continuously pursue strategic initiatives aimed at optimizing our resources, reducing manufacturing and distribution costs and lowering our overall cost structure.

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

In addition, we utilize contract manufacturers located throughout the world, including in Brazil, China, Malaysia, Mexico, South Africa, Thailand, Vietnam and the U.S., for many of our product groups, including those in our Home segment, certain Broadband segment products, certain OWN segment products and all of our Ruckus products. There can be no guarantee that the Company will be able to extend or renew agreements with contract manufacturers on similar terms, or at all.

Our global footprint allows us to mitigate macroeconomic headwinds in an everchanging environment. We continuously evaluate and adjust operations to improve service, lower cost and improve the return on our capital investments, and we expect to continue modifying our global operations to adapt to changing product demand and business conditions.

Raw Materials and Components

Our products are manufactured or assembled from both standard components and parts that are unique to our specifications. Our internal manufacturing operations are largely process oriented and we use significant quantities of various raw materials, including aluminum, copper, steel, bimetals, optical fiber and plastics and other polymers, among others. We use significant volumes of aluminum, copper, steel and polymers in manufacturing coaxial and twisted pair cables and antennas. Other parts are produced using processes such as stamping, machining, molding and pressing from metals or plastics. Portions of the requirements for these materials are purchased under supply arrangements where some portion of the unit pricing may be indexed to commodity market prices for these metals. We may occasionally enter forward purchase commitments or otherwise secure availability for specific commodities to mitigate our exposure to price changes for a portion of our anticipated purchases. Certain of the raw materials utilized in our products may only be available from a few suppliers, and we may enter into longer term agreements to secure access to certain key inputs. We may, therefore, encounter significant price increases and/or availability issues for the materials we obtain from these suppliers, such as those that we have seen in 2021. These supply chain constraints have limited our ability to manufacture and deliver products to our customers in 2021 and we expect this to continue into 2022.

Our profitability has been and may continue to be materially affected by changes in the market price of our raw materials and components, most of which are linked to the commodity markets. Prices for aluminum, copper, plastics, silicon and certain other polymers derived from oil and natural gas have fluctuated substantially during the past several years. We have adjusted our prices for certain products and may have to adjust prices again. Delays in implementing price increases, failure to achieve market acceptance of price increases, or price reductions in response to a rapid decline in raw material costs, could have a material adverse impact on the results of our operations.

In addition, some of our products are assembled from specialized components and subassemblies manufactured by third-party suppliers. We depend upon sole suppliers for certain of these components, including capacitors, memory devices and silicon chips. Our results of operations have been and may continue to be materially affected if these suppliers cannot provide these components in sufficient quantity and quality on a timely and cost-efficient basis. We believe that our supply contracts and our supplier contingency plans mitigate some of this risk. Our supply agreements include technology licensing and component purchase contracts, and several of our competitors have similar supply agreements for these components. There can be no guarantee that the Company will be able to extend or renew these supply agreements on similar terms, or at all. In addition, we license software for operating network and security systems or sub-systems and a variety of routing protocols from different suppliers.

Research and Development

We operate in an industry that is subject to rapid changes in technology, and our success is largely contingent upon anticipating and reacting to such changes. Accordingly, R&D is important to preserve and expand our position as a market leader and to provide the most technologically advanced solutions in the marketplace. We invested $683.2 million in research and development during 2021, and we expect to continue with substantial investments in future years. We intend to focus our major R&D activities on high-growth opportunities such as fiber optic connectivity for fiber-to-the-x (FTTX) and data centers, Wi-Fi 6E and 6GHz, CCAP, DAA, DOCSIS 4.0, gigabit passive optical network (GPON), active and passive base-station antennas and metro cell and small cell wireless solutions. We are also developing solutions that support the convergence of wireline and wireless networks in connection with the rollout of 5G. Several of our professionals are leaders and active contributors in standards-setting organizations, which helps ensure that our products can be formulated to achieve broad market acceptance.

Backlog and Seasonality

At December 31, 2021 and 2020, we had an order backlog of $3,953.9 million and $1,964.3 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Our backlog includes only orders that are believed to be firm. Sometimes, unfilled orders may be canceled prior to shipment of goods, but cancellations historically have not been material. However, our current order backlog may not guarantee future demand. We expect a majority of our backlog as of December 31, 2021 to be recognized as revenue during 2022.

Due to the variability of shipments under large contracts, customers’ seasonal installation considerations and variations in product mix and in profitability of individual orders, we can experience significant quarterly fluctuations in sales and operating income. Our operating performance is typically the weakest during the first quarter, and this pattern is expected to continue in the future. It may be more meaningful to focus on annual rather than interim results.

Patents and Trademarks

We pursue an active policy of seeking intellectual property protection, including patents and registered trademarks, for new products and designs. For technology that is not owned by us, we have a program for obtaining appropriate licenses to help ensure that we have the necessary license coverage for our products. In addition, we have formed strategic relationships with leading technology companies to provide us with early access to technology that we believe will help keep us at the forefront of our industry.

On a worldwide basis, as of December 31, 2021, we held over 16,000 patents and patent applications and approximately 3,000 registered trademarks and trademark applications. Over the next five years, approximately 2,200, or about 20%, of our issued patents will expire, while at the same time CommScope intends to seek patents protecting new innovations. We consider our patents and trademarks to be valuable assets, and although no single patent is material to our overall operations, we believe the COMMSCOPE, ARRIS, SURFBOARD, RUCKUS, SYSTIMAX, NETCONNECT, NOVUX, ERA, ONECELL and HELIAX trade names and related trademarks are critical assets to our business. We intend to rely on our intellectual property rights, including our proprietary knowledge, trade secrets and continuing technological innovation, to develop and maintain our competitive position. From time to time there are disputes with respect to the ownership of the technology used in our industry and accusations of patent infringements. We will continue to protect our key intellectual property rights.

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

For additional information, which is not incorporated by reference in this Annual Report on Form 10-K, see our Corporate Responsibility & Sustainability pages on the CommScope website: https://www.commscope.com/About-Us/Corporate-Responsibility-and-Sustainability/.

Human Capital Management

Our employees are at the center of everything we do at CommScope and are the driving force for our innovation and success. CommScope works to ensure it provides a safe, inclusive and positive employee experience and workplace environment for all its employees. We have a global team of over 30,000 employees with approximately 66% classified as manufacturing employees. The majority of these manufacturing employees are located in low-cost labor countries such as Mexico, China, India and the Czech Republic. Our U.S. workforce is a mix of manufacturing and non-manufacturing employees and makes up almost 20% of our employee base.

More than ever, our employees have continued to unite behind our common purpose to “Create Lasting Connections” all over the world. We collaborate and innovate to create the world’s most advanced networks and succeed by having people who come to work passionate about delivering on this vision every day. Core pillars underlying our Human Capital Management strategy focus on engagement; total rewards; training and development; inclusion, equality, and diversity; and health, safety and well-being.

Employee Engagement

CommScope prides itself on creating a culture where feedback and communication are vital in building an engaging, employee-centric organization. To that end, twice a year we “take the pulse” of our organization through a global engagement survey. This Pulse Survey obtains the voice of our employees worldwide and identifies strengths and development areas in our culture, workplace and management effectiveness to name a few. We have consistently seen strong results in past years in areas such as engagement, teamwork and collaboration, pride in working for CommScope as well as the strategic clarity of the business. CommScope has started the journey to further build out the total employee experience for our employees, in line with our purpose, vision and corporate values. This is done in a number of ways including through leveraging technology, enabling managers, introducing flexible work approaches and a relentless focus on communication throughout the organization.

Total Rewards

We compensate employees equitably, relative to experience and performance, regardless of gender, nationality or disability. Globally, we sustain our pay-for-performance compensation philosophy, regularly completing pay equity assessments to calculate the results of our pay practices. CommScope’s compensation plans and programs strive to attract and retain skilled, high-performing individuals; pay base salaries that are competitive in our industry and the local markets in each country where we operate; and provide short- and long-term incentives (when appropriate) that are tied to superior employee and company performance. The proportion of total rewards aligned with variable (incentive) pay increases with job level and is reflective of the job level’s influence on both short- and long-term results. Eligibility for the Annual Incentive Plan (AIP) or Sales Incentive Plan (SIP), which are both cash incentive plans, and the Long-Term Incentive Plan (LTIP), which is our equity-based compensation plan, is based on the job level and market competitiveness.

We provide comprehensive market-aligned benefits at a country level, reviewing annually to validate against proprietary market data. Benefits typically include medical plans, life/disability and accident coverage, retirement benefits, paid time-off policies and other locally applicable benefits. CommScope also offered a COVID-19 Leave Policy, providing eligible employees additional paid leave, the equivalent of up to 10 workdays and even more in certain cases. With vaccines being widely available to our U.S. employees, we discontinued the policy in the U.S. in 2021, but it is still offered to our international employees.

Employee Education, Training and Development

We are committed to developing the careers and capabilities of our current and future employees. We have an Early Career Strategy aimed at recruiting great talent for internships, co-ops and graduate rotation programs, ensuring we are hiring the top early-in-career talent where and when they are needed. Once hired, our career development and learning philosophy is based on the belief that employees learn best through a combination of work experience, coaching, feedback, training and education.

We use an online solution to manage permanent employees’ performance and goals throughout the year, providing continuous development opportunities through coaching and feedback. We also maintain an online learning platform consisting of a wealth of work-related development topics, including product knowledge, leadership development, project management, general business content as well as ethics and diversity training. Growth is not only achieved through these learning platforms but also through our regular town halls, round tables and everyday interaction with our front-line managers. We focus heavily on interacting with our employees how, when and where it matters most.

Employee Inclusion, Equality, and Diversity

CommScope strives to create an inclusive environment that draws upon the strength of the diversity within our workforce to exceed the expectations of all our partners and stakeholders. CommScope’s global workforce comprises individuals of many races, cultures, backgrounds, geographies and experiences. Diversity is something we take pride in and work constantly to support. We know diversity makes us stronger and helps to further grow our company and create fully inclusive teams. CommScope has continued to strengthen the global Diversity & Inclusion Business Network that was established in 2020, providing employees with opportunities to network, learn and lead, grow their careers and support their communities. We focus not only on diversity but also equality in the workplace.

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

A commitment to business practices that are innovative, safe and sustainable is key to our company’s success. To achieve this, we have established a robust Environment, Health & Safety (EHS) management system, set objectives and targets, provided necessary resources and created a comprehensive well-being and benefits program. All of this encourages ongoing improvement as we continue to unlock the greatest potential of our employees. The global EHS team has designed and implemented an integrated, companywide EHS management system based on the requirements of the International Standards of ISO45001 and ISO14001.

CommScope seeks to inspire a culture of proactive and productive health such that our employees make lifestyle decisions that lead to rewarding careers and balanced lives. To realize this goal, we support our workforce by providing tools, services and programs that help our employees achieve and maintain optimal personal health. We make a commitment in our benefits program to ensure we provide our employees and their family members with a compelling and competitive benefits package that offers value, choices and resources to help manage their well-being, including our GuidanceResources program, which provides physical, emotional, legal and financial well-being resources to employees.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our web site at www.commscope.com under Company — Investor Relations as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information posted to our website is not incorporated elsewhere in this Annual Report on Form 10-K.

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

Strategic Risks

•
The successful execution of our CommScope NEXT transformation plan is key to the long-term success of our business.
•
Our plan to spin-off our Home Networks business from CommScope (the Spin-Off), or any other potential separation, discontinuance or divestiture of a business or product line, is subject to various risks and uncertainties and may not be completed within any specified time period or at all; may not achieve the expected benefits; and will involve significant time, expense and cash flows, which could disrupt or adversely affect our business.
•
Our business strategy has historically relied, in part, on acquisitions to create growth. We may not fully realize anticipated benefits from past or future acquisitions or investments in other companies.
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

Supply Chain Risks

•
Our dependence on commodities and certain components subjects us to cost volatility and potential availability constraints.
•
We are dependent on a limited number of key suppliers for certain raw materials and components, and supply shortages or delays could limit our ability to manufacture products.
•
If our integrated global manufacturing operations, including our contract manufacturers, suffer capacity constraints or production or shipping delays, we may have difficulty meeting customer demand~~s~~.

Competitive Risks

•
Our business is dependent upon third party capital spending for data, communication and entertainment equipment, and reductions in such capital spending could adversely affect our business.
•
A substantial portion of our business is derived from a limited number of key customers and channel partners.
•
We face competitive pressures with respect to all our major product groups.
•
Our ability to sell our products is highly dependent on the quality of our support services after the sale, and our inability to provide adequate support after the sale would have a material adverse effect on business.
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
•
We may need to recognize additional impairment charges related to goodwill, identified intangible assets, fixed assets and right of use assets.
•
The IRS may not agree ARRIS International plc (ARRIS) was a foreign corporation for United States (U.S.) federal income tax purposes.

Labor Related Risks

•
We may not be able to attract and retain key employees.
•
Labor unrest could have a material adverse effect on our business, results of operations and financial condition.

Business and Operational Risks

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

International Risks

•
Our significant international operations expose us to economic, political, foreign exchange rate and other risks.
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

Litigation and Regulatory Risks

•
We may not be successful in protecting our intellectual property and in defending against claims that we are infringing on the intellectual property of others, and any such actions may be costly.
•
Because of the nature of information that may pass through or be stored on certain of our solutions or networks, we, our vendors and our end customers may be subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other related matters.
•
Compliance with current and future environmental laws, efforts to mitigate climate change and potential environmental liabilities may have a material adverse impact on our business, financial condition and results of operations.

General Risks

•
The current pandemic and new variants of COVID-19 and any other future public health crisis, could materially adversely affect our business, financial condition, results of operations and cash flows.
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

Strategic Risks

The successful execution of our CommScope NEXT transformation plan is key to the long-term success of our business.

CommScope NEXT could result in changes to our business that may result in a number of risks and uncertainties, including the following: lost customers or reduced sales volumes if customers do not accept higher pricing, our new product offerings or if we discontinue or divest of product lines; higher onetime costs such as restructuring costs and transaction, transformation and integration costs; the loss of key management and other employees if we are not successful in getting employee buy-in for CommScope NEXT; and additional supply chain disruptions or higher costs of supplies if we do not successfully execute our projects related to direct and indirect procurement. The implementation of CommScope NEXT may take longer than anticipated, and once implemented, we may not realize, in full or in part, the anticipated benefits or such benefits may be realized more slowly than anticipated. The failure to realize benefits, which may be due to our inability to execute plans or delays in the implementation of CommScope NEXT, could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

Our plan to spin-off our Home Networks business from CommScope (the Spin-Off), or any other potential separation, discontinuance or divestiture of a business or product line, is subject to various risks and uncertainties and may not be completed within any specified time period or at all; may not achieve the expected benefits; and will involve significant time, expense and cash flows, which could disrupt or adversely affect our business.

As a step in the CommScope NEXT transformation plan, in April 2021, we announced a plan to spin-off the Home Networks business in 2022. After thorough consideration of the current supply chain environment and its impact on the Home Networks business, our Board of Directors has determined that it is in the best interests of both CommScope and a future independent Home Networks business to delay execution of the Spin-Off. We remain committed to the Spin-Off, but we currently do not have a firm timeline for restarting the plan.

The Spin-Off is complex in nature and has been and may continue to be affected by unanticipated developments or changes, including changes in the macroeconomic, regulatory or political environment, changes in credit or equity markets or changes in other market conditions. These or other unanticipated developments have delayed and could continue to delay or prevent the Spin-Off or cause the Spin-Off to occur on terms or conditions that are different than anticipated, including the failure of the Spin-Off to qualify as tax-free to our stockholders.

If the Spin-Off is completed, we cannot assure you or any of our stakeholders that each company will be successful or achieve the future performance levels expected or that we will achieve the expected benefits of the Spin-Off. The separation will result in CommScope and the new Home Networks company being smaller, less diversified companies with more limited businesses concentrated in their respective areas of focus. As a result, each company may be more vulnerable to changing market conditions. In addition, if the Spin-Off is completed, CommScope and the Home Networks company will incur ongoing costs, including costs of operating as independent companies, that the separated businesses will no longer be able to share. Those costs may exceed our estimates or could diminish the benefits we expect to realize from the Spin-Off. Further, there can be no assurance that the combined value of the common stock of the two publicly traded companies will be equal to or greater than what the value of our common stock would have been had the Spin-off not occurred.

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

We periodically evaluate our product lines and may consider the separation, divestiture or discontinuance of other product lines. Any such separation, divestiture or discontinuance of a product line also involves risks such as those described above and could adversely affect or our business, financial position, results of operation, cash flows and stock price.

Our business strategy has historically relied, in part, on acquisitions to create growth. We may not fully realize anticipated benefits from past or future acquisitions or investments in other companies.

Our business strategy has historically relied, in part, on acquisitions to create growth, such as CommScope’s 2019 acquisition of ARRIS, ARRIS’ 2017 acquisition of Ruckus Wireless and the ICX Switch business, ARRIS’ 2016 combination with Pace plc and CommScope’s 2015 acquisition of TE Connectivity’s Broadband Network Solutions business. We anticipate that a portion of our future growth may be accomplished by acquiring existing businesses, products or technologies. We cannot guarantee that we will be able to identify suitable acquisition opportunities or obtain the necessary financing on acceptable terms to provide these future growth opportunities. We may spend time and money investigating and negotiating with potential acquisition or investment targets but not complete the transaction which may divert or waste resources.

All acquisitions involve risks, such as the assumption of additional liabilities and expenses, issuance of debt, incurrence of transaction and integration costs, diversion of management’s attention from other business concerns, assumption of unknown contingent liabilities, unanticipated litigation costs and falling short of growth expectations. There are also significant challenges to integrating an acquired operation into our business, including, but not limited to successfully managing the operations, manufacturing facilities and technology of the combined business; integrating the sales organizations; maintaining and increasing the customer base; retaining key employees, suppliers and distributors; integrating management information systems, including enterprise resource planning (ERP) systems; integrating inventory management and accounting activities; integrating R&D activities; navigating markets in which we potentially have limited or no prior experience; integrating and implementing effective disclosure controls and procedures and internal controls over financial reporting; and the impact of goodwill or other impairment charges, amortization costs for acquired intangible assets and acquisition accounting treatment, including the loss of deferred revenue and increases in the fair values of inventory and other acquired assets, on our GAAP financial condition and results of operations. Furthermore, such acquisitions may be dilutive to our financial results. Although we typically expect to realize strategic, operational and financial benefits as a result of our past and future acquisitions and investments, we cannot predict or guarantee whether and to what extent anticipated cost savings, synergies and growth prospects will be achieved. For example, we have not fully achieved the expected growth prospects associated with the ARRIS acquisition and that has had adverse effects on our financial condition, results of operations, cash flows and stock price.

Carlyle owns a substantial portion of our equity and its interests may not be aligned with yours.

Funding for the ARRIS acquisition included an investment by Carlyle in our Series A Convertible Preferred Stock. As a result, Carlyle owns approximately 16% of our common stock on an if-converted basis and has the right to designate up to two directors on our Board of Directors. In addition, certain of our existing directors are senior advisors to Carlyle. As a result, Carlyle has significant influence on our business. Circumstances may occur in which the interests of Carlyle could conflict with the interests of our other stockholders.

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

We have previously recognized restructuring charges to integrate acquisitions, in response to slowdowns in demand for our products and in conjunction with the implementation of initiatives to reduce costs and improve the efficiency of our operations. Most recently, we have implemented a business transformation initiative called CommScope NEXT designed to drive stakeholder value which has included the planned closure of a manufacturing facility as well as workforce reductions. In prior years, we have also undertaken a number of initiatives to support the integration of the ARRIS business, which included mostly workforce reductions. In the past, we have undertaken initiatives to support the integration of other acquisitions, which included the closure of certain domestic and international manufacturing facilities and various other workforce reductions. As a result of the continued efforts related to CommScope NEXT, changes in business conditions and other developments, we may need to initiate additional restructuring actions that could result in workforce reductions and restructuring charges, which could adversely and materially affect our cash flows.

Supply Chain Risks

Our dependence on commodities and certain components subjects us to cost volatility and potential availability constraints.

Our profitability may be materially affected by changes in the market price and availability of certain raw materials, most of which are linked to the commodity markets. The principal raw materials and components we purchase are aluminum, copper, steel, bimetals, optical fiber, plastics and other polymers, capacitors, memory devices and silicon chips. Prices for aluminum, copper, steel, silicon, fluoropolymers and certain other polymers have experienced significant volatility as a result of changes in the levels of global demand, supply disruptions, including port, transportation and distribution delays or interruptions, and other factors. As a result, we have seen a significant increase in costs that has negatively impacted our results of operations. We have adjusted our prices for certain products and plan to adjust prices for certain other products, but we may have to adjust prices again in the future. Delays in implementing price increases or a failure to achieve market acceptance of price increases has in the past, and could in the future, have a material adverse impact on our results of operations. Conversely, in an environment of falling commodities prices, we may be unable to sell higher-cost inventory before implementing price decreases, which could have a material adverse impact on our business, financial condition and results of operations.

We are dependent on a limited number of key suppliers for certain raw materials and components, and supply shortages or delays could limit our ability to manufacture products.

We are dependent on a limited number of key suppliers for certain of our raw material and component purchases, including certain semiconductors, memory and chip capacitors, polymers, copper rod, copper and aluminum tapes, fine aluminum wire, steel wire, optical fiber, circuit boards and other electronic components, subassemblies and modules. Certain of our suppliers are sole source suppliers and a number of our agreements with suppliers are short-term in nature.

Our reliance on sole or limited suppliers and our reliance on subcontractors involves several risks, including a potential inability to obtain an adequate supply of required materials, components and other products, and reduced control over pricing, quality, terms and conditions of purchase and timely delivery. Current limited supply of memory devices, capacitors and silicon chips have impacted and could continue to impact our ability to deliver on a timely basis due to extended lead times and have increased and could continue to increase overall product costs. The price of these components within our products may vary, and we may not be able to pass along all cost increases to customers. Key silicon providers may have significant power and ability to influence prices and supply. We are currently experiencing extended lead times from certain of our key suppliers which has affected our ability to deliver on a timely basis and could continue to affect our performance in the future. In some instances, we are purchasing components as much as fifteen months in advance of our expected need for such components, which may divert our working capital from other needs. The extended lead times also contribute to increased risk for excess and obsolescence of components which can lead to increases costs. Our key suppliers have experienced in the past, and could experience in the future, production, operational or financial difficulties, or there may be global shortages and pricing inflation of certain raw materials or components we use. Our inability to find sufficient sources of supply on reasonable terms could impact our ability to manufacture products in a cost-effective manner. We have adjusted our market prices for certain of our products as component prices have changed, but we may not be able to pass along all further cost increases to our customers, which could have a material adverse effect on our gross margin and results of operations. Our ability to ship products on a timely basis has been and may continue to be unfavorably impacted, which could damage relationships with current and prospective customers and potentially have a material adverse effect on our business. We also face the risk of our customers canceling their orders and moving them to our competitors who can ship more timely, which would not allow us to realize our backlog and would have a material adverse effect on our business.

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

If our integrated global manufacturing operations, including our contract manufacturers, suffer capacity constraints or production or shipping delays, we may have difficulty meeting customer demands.

Disruption of our ability to produce at or distribute from our manufacturing or contract manufacturing facilities could adversely affect our ability to manufacture products at our other manufacturing or contract manufacturing facilities in a cost-effective and timely manner. We have experienced lost sales opportunities in 2021 due to the lack of capacity to meet the demand for certain of our Broadband segment products. If we cannot ramp up capacity fast enough to meet customer demand, we may continue to experience lost sales opportunities, lose market share and experience customer relations problems, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Also, in 2020, the COVID-19 pandemic resulted in supply constraints primarily related to the temporary shutdown of certain of our facilities, which led to difficulty in meeting customer demands. In 2021, increased customer demand has also indirectly had unfavorable business impacts, including commodity inflation, logistics cost increases, extended lead times and certain component part shortages. Similar supply constraints, inflation, or delays in the future could have a material adverse effect on our business, financial condition, results of operations and cash flows. For a more complete discussion of our risks related to the COVID-19 pandemic, see the risk factor below under “General Risk Factors” in this Item 1A, “The current pandemic and new variants of COVID-19 and any other future public health crisis, could materially adversely affect our business, financial condition, results of operations and cash flows.”

We rely on unaffiliated contract manufacturers, both domestically and internationally, to produce certain products or key components of products. Our reliance on these contract manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product supply and costs and timing. Any manufacturing disruption by our contract manufacturers could severely impair our ability to fulfill orders. Our reliance on outsourced manufacturers also increases the potential for infringement or misappropriation of our intellectual property. If we are unable to manage our relationships with our contract manufacturers effectively, or if our contract manufacturers suffer delays or disruptions in production or other operations for any reason, including financial instability, labor disturbances or shortages, fires, electrical outages, pandemics/epidemics, severe weather events, natural disasters, geopolitical instability, acts of violence or terrorism, shipping interruptions including port distribution delays or interruptions, increased manufacturing lead times, capacity constraints or quality control problems in their manufacturing operations, failure to meet our future requirements for timely delivery or some other catastrophic event, our ability to manufacture products at our manufacturing or contract manufacturer facilities and ship products to our customers in a cost-effective and timely manner could be impaired, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These manufacturers typically fulfill our supply requirements on the basis of individual orders. In most cases, we do not have long-term contracts with our contract manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, our contract manufacturers are not always obligated to continue to fulfill our supply requirements, which could result in supply shortages, and the prices we are charged for manufacturing services could be increased on short notice. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will be required to identify one or more acceptable alternative manufacturers to satisfy our demand. There is no assurance that we would be able to identify suitable alternative manufacturing partners on a timely basis, on terms that are acceptable to us, or at all.

Some of our manufacturing and contract manufacturing facilities rely on aging production equipment and information technology infrastructure, and if we fail or our contract manufacturers fail to properly maintain or update this equipment, it could affect our ability to manufacture or ship products.

Competitive Risks

Our business is dependent upon third party capital spending for data, communication and entertainment equipment, and reductions in such capital spending could adversely affect our business.

Our performance is dependent on third parties’ capital spending for constructing, rebuilding, maintaining or upgrading data, communication and entertainment networks, which can be volatile and difficult to forecast. Capital spending in the communications industry is cyclical and can be curtailed or deferred on short notice. We have experienced and may continue to experience significant quarterly fluctuations in sales and operating income due to the volatility in our industry. A variety of factors affect the timing and amount of capital spending in the communications industry, including:

•
competing technologies;
•
general economic and market conditions;
•
foreign currency fluctuations;
•
seasonality of outdoor deployments;
•
timing and adoption of the global rollout of new technologies;
•
customer-specific financial conditions or budget allocation decisions;
•
changes in customer preferences or requirements;
•
availability and cost of capital;
•
governmental regulation;
•
demand for network services;
•
consumer demand for video content and pay TV services;
•
competitive pressures, including pricing pressures;
•
customer acceptance of new technologies and services offered;
•
variability of shipments under large contracts;
•
industry consolidation; and
•
real or perceived trends or uncertainties in these factors.

We have previously experienced a decrease in demand for certain of our products as a result of the COVID-19 pandemic. Although we have had a recovery in demand of certain of our products during 2021, product demand could be negatively impacted in the near term as a result of new variants of COVID-19 or any other future public health crisis. For a more complete discussion of our risks related to COVID-19, see the risk factor under “General Risk Factors” in this Item 1A, Risk Factors section, “The current pandemic and new variants of COVID-19 and any other future public health crisis, could materially adversely affect our business, financial condition, results of operations and cash flows.”

As a result of these factors, we may not be able to maintain or increase our sales in the future, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

A substantial portion of our business is derived from a limited number of key customers and channel partners.

Our customer base includes direct customers, original equipment manufacturers (OEMs) and channel partners, which include distributors, system integrators, value-added resellers and sales representatives. For the year ended December 31, 2021, we derived approximately 13% of our consolidated net sales from our top two direct customers. The concentration of our net sales with these key customers subjects us to a variety of risks, including:

•
lower sales volumes that could result from the loss of one or more of our key customers;
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

The rapid technological changes occurring in the communications industry could also lead to the entry of new competitors against whom we may not be able to compete successfully. For example, as networks become more virtualized, the functionality of our products is at risk of being subsumed by competitors who utilize software to provide the same functions as our products. A related trend that could affect us is the emerging interest in distributed access architecture (DAA), which disaggregates some of the functions of the converged cable access platform (CCAP) and the access and transport platforms to enable deployment of these functions in ways that could reduce traditional operator capital expenditures in hybrid fiber-coaxial. We have developed and deployed a line of DAA products, but some operators may not be aligned on the specific implementations of DAA and we could lose market share to competitors. Service providers also have the goal of virtualizing CCAP management and control functions as they deploy DAA, and although we are developing a fully virtualized CCAP product, this could potentially enable new competitors to enter the market and reduce operator dependence on our products. As there is technology evolution or transformation within the industry, be it DOCSIS 4.0, PON or Wi-Fi technology, there is a risk that our market position would be weakened. If any of our competitors’ products or technologies were to become the industry standard, our business would be negatively affected.

The continued industry move toward open standards may result in an increase in competition for our products that may adversely impact our future revenues and margins. In addition, many of our customers participate in “technology pools” and increasingly request that we donate a portion of our source code used by customers to these pools, which may impact our ability to recapture the R&D investment made in developing such code. We believe that we will be increasingly required to work with third-party technology providers. As a result, we expect the shift to more open standards may require us to license software and other components indirectly to third parties via various open-source or royalty-free licenses. In some circumstances, our use of such open-source technology may include technology or protocols developed by standards settings bodies, other industry forums or third-party companies. The terms of the open-source licenses granted by such parties, or the granting of royalty-free licenses, may limit our ability to commercialize products that utilize such technology, which could have a material adverse effect on our results of operations.

In some instances, our customers themselves may also be our competition in other business areas. Some of our customers may develop their own software requiring support within our products and/or may design and develop products of their own that are produced to their own specifications directly by a contract manufacturer. Further, if we are unable to transform our business processes to support changing customer expectations and deliver a superior total customer experience, we may lose sales opportunities in the future. We are also facing significant and increased competition from original design manufacturers (ODMs) and contract manufacturers who are selling and attempting to sell their products directly to service providers.

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

Our ability to sell our products is highly dependent on the quality of our support services after the sale, and our inability to provide adequate support after the sale would have a material adverse effect on our business.

After our products are deployed, our channel partners and end customers depend on our support organization to resolve any issues relating to our products. A high level of support is important for the successful marketing and sale of our products. In many cases, our channel partners provide support directly to our end customers. We do not have complete control over the level or quality of support provided by our channel partners. These channel partners may also provide support for other third-party products, which may potentially distract resources from support for our products. If we and our channel partners do not effectively assist our end customers in deploying our products, quickly resolving post-deployment issues and provide effective ongoing support, it would adversely affect our ability to sell our products to existing end customers and could harm our reputation with potential end customers. In some cases, we guarantee a certain level of performance to our end customers, which could prove to be resource-intensive and expensive for us to fulfill if unforeseen technical problems arise.

Many of our service provider and large enterprise end customers have more complex networks and require higher levels of support than our smaller end customers. In addition, given the extent of our international operations, our support organization faces challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure to maintain high-quality support and services could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2021, we had approximately $9.6 billion of indebtedness. As of December 31, 2021, we had no outstanding loans under our asset-based revolving credit facility and the remaining availability was $684.1 million, reflecting a borrowing base of $777.6 million reduced by $93.5 million of outstanding letters of credit. Our ability to borrow under our revolving credit facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time and may further depend on lenders’ discretionary ability to impose reserves and availability blocks. We have entered into certain hedging agreements to reduce our exposure to variable rate debt.

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

Our variable rate indebtedness currently uses LIBOR as a benchmark for establishing the rate. On July 27, 2017, the authority that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, this deadline was extended for the LIBOR rates used in our variable rate indebtedness until June 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is replacing U.S. dollar LIBOR with a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities, called the Secured Overnight Financing Rate. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom (U.K.), the U.S. or elsewhere. These changes could require us to renegotiate certain of our variable rate indebtedness to address changes in the benchmark rates, for example, but we are still evaluating the impact on our other agreements and contracts.

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

We may need to recognize additional impairment charges related to goodwill, identified intangible assets, fixed assets and right of use assets.

We have substantial balances of goodwill and identified intangible assets. As of December 31, 2021, goodwill and identified intangible assets represented approximately 62% of our total assets. We are required to test goodwill for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. In the past, we have recognized significant impairment charges related to goodwill, some of them being significant, including $13.7 million in 2021, $206.7 million in 2020 and $376.1 million in 2019. As of the October 2021 annual impairment test, the fair value of certain reporting units only modestly exceeded their carrying value and slight changes in significant assumptions or business factors could result in material impairment. In the future, if we are unable to improve our results of operations and cash flows, or other indicators of impairment exist, such as a sustained significant decline in our share price and market capitalization, we may incur material charges against earnings relating to our remaining goodwill.

We are also required to evaluate identified intangible assets, fixed assets and right of use assets for impairment if there are indicators of a possible impairment. In the past, due to revisions in financial performance outlooks or deterioration in certain markets, we have recognized significant impairment charges on identified intangible assets and fixed assets. In the future, we may again determine that one or more of our long-lived assets is impaired and additional impairment charges may be recognized that could have a material adverse effect on our financial condition and results of operations.

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

Key employees include individuals in our sales force, operations management, engineers and skilled production workers at our operations around the world. Competition for skilled personnel and highly qualified managers in the industries in which we operate is intense. Our growth by acquisitions creates challenges in retaining employees as well. As the corporate culture evolves to incorporate new workforces, some employees may not find the new culture appealing. In addition, the pace of integration and transformation may cause retention issues with our workforce due to change fatigue.

Furthermore, as our workforce ages, we are challenged to find and attract a younger population to replace them. Younger generations are motivated by progression and opportunity, which may be limited by our current employee population. In addition, many of our employees are highly experienced, skilled individuals who have extensive knowledge or relationships in our industry. As these employees leave CommScope, we may not be able to easily replicate their experience, knowledge and relationships. Difficulties in attracting or retaining employees with the necessary management, technical and financial skills needed to achieve our business objectives may limit our growth potential and have had and may continue to have a material adverse effect on our business, financial condition and results of operations.

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

Business and Operational Risks

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

Our business depends on delivering products and services of consistently high quality. Many of our solutions are highly complex, and testing procedures used by us and our customers are limited to evaluating them under likely and foreseeable failure scenarios. Many of our products include both hardware and software components. It is not unusual for software, especially in earlier versions, to contain bugs that can unexpectedly interfere with expected operations. For various reasons, once deployed, our products may fail to perform as expected. Performance issues could result from faulty design, defective raw materials or components purchased from suppliers, problems in manufacturing or installation errors. We have experienced such performance issues in the past and remain exposed to such performance issues in the future. In some cases, recall of some or all affected products, product redesigns or additional capital expenditures may be required to correct a defect; and depending on the number of products affected, the cost of fixing or replacing such products could have a material impact on our results of operations and cash flows. Our agreements with our contract manufacturers and component suppliers may not cover all costs related to defects.

In some cases, we are dependent on a sole supplier for components used in our products. Defects in sole-sourced components subject us to additional risk of being unable to quickly address any product issues or failures experienced by our customers as a result of the component defect and could delay our ability to deliver new products until the defective components are corrected or a new supplier is identified and qualified. This could increase our costs in resolving the product issue, result in decreased sales of the impacted product or damage our reputation with customers, any of which could negatively impact our results of operations.

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

For certain of our service offerings, in particular our Wi-Fi-related cloud services, we rely on third parties to provide cloud computing infrastructure that offers storage capabilities, data processing and other services. We currently operate our cloud-dependent services using Amazon Web Service (AWS), Google Compute Engine (GCE) or Microsoft Azure (Azure). We cannot easily switch our AWS, GCE or Azure operations to another cloud provider. Any disruption of or interference with our use of these cloud services would impact our operations and our business could be adversely impacted.

Problems faced by our third party cloud services with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our end customers. If AWS, GCE or Azure are unable to keep up with our needs for capacity, this could have an adverse effect on our business. Any changes in third party cloud services or any errors, defects, disruptions or other performance problems with our cloud-based applications, could adversely affect our reputation and may damage our end customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might adversely affect our reputation and operating results, cause us to issue refunds or service credits, subject us to potential liabilities or result in contract terminations.

Our business depends on effective management information systems.

We rely on effective management information systems for critical business operations, to support strategic business decisions and to maintain a competitive edge in the marketplace. We rely on our ERP systems to support critical business operations such as processing sales orders and invoicing, manufacturing, shipping, inventory control, purchasing and supply chain management, human resources and financial reporting. In 2020, we began the upgrade and integration of our ERP software to a newer, cloud-based version. The first phase was completed in early 2021 and the next phase is currently in the planning stage. We may experience difficulties as we transition to the upgraded systems, including loss or corruption of data, delayed shipments, decreases in productivity as personnel implement and become familiar with new systems and processes, unanticipated expenses (including increased costs of implementation or costs of conducting business) and lost revenue. Difficulties in implementing the upgrade or significant system failure could disrupt our operations, divert management’s attention and have an adverse effect on our capital resources, financial condition, results of operations or cash flows.

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

We rely extensively on our management information technology systems and those of third parties to operate our business and store proprietary information about our products and intellectual property. Additionally, we and others acting on our behalf receive, process, store and transmit confidential data, including “personally identifiable information,” with respect to employees, vendors, customers and others. As the continued rise in cybersecurity incidents around the world indicates, all management information technology systems are vulnerable. Despite the security controls we have in place, our facilities, systems and procedures, and those of our third party service providers, are at risk of security breaches, acts of vandalism, ransomware, software viruses, misplaced or lost data, programming and/or human errors or other similar events. In particular, unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of proprietary, confidential, sensitive or personal information, the deletion or modification of records or interruptions in our operations. These cybersecurity risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Any future significant compromise or breach of our data security, whether external or internal, or misuse of employee, vendor, customer, or Company data, could result in significant costs, lost sales, fines, lawsuits, lost customers and damage to our reputation. We employ a variety of security breach countermeasures and security controls designed to mitigate these risks, but we cannot guarantee that all breach attempts can be successfully thwarted by these measures as the sophistication of attacks increases. As cyber threats continue to evolve, we may be required to expend additional resources to mitigate new and emerging threats while continuing to enhance our information security capabilities or to investigate and remediate security vulnerabilities.

In addition, defects in some of the hardware or software we develop and sell, including in our engineering or in their implementation by our customers, could also result in unauthorized access to our customers’ and/or consumers’ networks. Such unauthorized access could result in third parties gaining access to the private information of our customers, such as home health information, home cameras or other personal information or technology. Any such events could result in theft of personal information, trade secrets and intellectual property; give rise to legal proceedings; cause us to incur increased costs for insurance premiums, security, remediation and regulatory compliance; subject us to civil and criminal penalties; expose us to liabilities to our customers, employees, vendors, governmental authorities or other third parties; allow others to unfairly compete with us; disrupt our delivery of products and services; expose the confidential information of our clients and others; and have a negative impact on our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Climate change may have a long-term impact on our business.

There are inherent climate change risks wherever business is conducted. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the regions in which we operate, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. CommScope aligns with the Global Reporting Initiative (GRI) standard and makes use of the Carbon Disclosure Project (CDP) platform, which is committed to aligning with the Task Force on Climate Related Financial Disclosures (TCFD) recommendations to accurately assess, take potential proactive action and report as appropriate. For additional information, which is not incorporated by reference in this Annual Report on Form 10-K, see our Corporate Responsibility & Sustainability pages on the CommScope website: https://www.commscope.com/About-Us/Corporate-Responsibility-and-Sustainability.

International Risks

Our significant international operations expose us to economic, political, foreign exchange rate and other risks.

We have significant international sales, manufacturing, distribution and R&D operations. Our major international manufacturing, distribution and R&D facilities are located in Australia, Belgium, China, the Czech Republic, Germany, India, Ireland, Mexico, the Netherlands, Singapore and the United Kingdom. For the year ended December 31, 2021, international sales represented 42% of our consolidated net sales. In general, our international sales have lower gross profit percentages than our domestic sales. To the extent international sales increase as a percentage of our net sales, our overall gross profit percentages may decline.

Our international sales, manufacturing, distribution and R&D operations are subject to the risks inherent in operating abroad, including, but not limited to, coordinating communications among and managing international operations; currency exchange rate fluctuations; economic and political destabilization; restrictive actions by foreign governments; wage inflation; nationalizations; the laws and policies of the U.S. and other countries affecting trade, anti-bribery, foreign investment and loans; foreign tax laws, including the ability to recover amounts paid as value-added and similar taxes; potential restrictions on the repatriation of cash; reduced protection of intellectual property; longer customer payment cycles; compliance with local laws and regulations; volatile geopolitical turmoil, including popular uprisings, regional conflicts, terrorism, and war; shipping interruptions; major health concerns (such as pandemics and infectious diseases); inflexible labor contracts or labor laws in the event of business downturns; and economic boycott for doing business in certain countries. While the Company maintains insurance coverage for certain types of losses, such insurance coverage may be insufficient to cover all losses that may arise.

A significant portion of our products sold in the U.S. are manufactured outside the U.S. To the extent there are changes in U.S. trade policies, such as significant increases in tariffs or duties for goods brought into the U.S., our competitive position may be adversely impacted and the resulting effect on our earnings could be material. For a more complete discussion of our risks related to trade policies, see the risk factor, “Additional tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products” under “International Risks” in this Item 1A, Risk Factors section. A significant portion of our products are manufactured in Asia. Availability of containers for shipping or port congestion may delay shipments of products to customers. Also, transportation costs may increase, and we may not be able to pass along all cost increases to customers.

Risks related to fluctuations in foreign currency rates can impact our sales, financial condition, results of operations and cash flows. Our foreign currency risk exposure is mainly concentrated in Chinese yuan, euro, British pound sterling, Mexican peso, Japanese yen, Canadian dollar, Australian dollar, Brazilian real, South African rand, Indian rupee and Czech koruna. We manage our foreign currency rate risks through regular operating and financing activities and use derivative financial instruments such as foreign exchange forward contracts. There can be no assurance that our risk management strategies will be effective or that the counterparties to our derivative contracts will be able to perform. In addition, foreign currency rates in many of the countries in which we operate have at times been extremely volatile and unpredictable. We may choose not to hedge or determine we are unable to effectively hedge the risks associated with this volatility. In such cases, we may experience declines in sales and adverse impacts on earnings and such changes could be material.

Additional tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products.

There is uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies and tariffs. The former U.S. administration called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. The current administration could have a different approach to U.S. foreign trade policy with China as well as other countries but there remains uncertainty.

This uncertainty about the future relationship between the U.S. and certain of its trading partners may reduce trade between the U.S. and other nations, including countries in which we currently operate. Changes in policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers. The tariffs implemented on our products (or on materials, parts or components we use to manufacture our products) by the former U.S. administration increased the cost of our products manufactured in the U.S. and imported into the U.S. If additional tariffs or trade restrictions are implemented on our products (or on materials, parts or components we use to manufacture our products) by the U.S. or other countries, the cost of our products manufactured in China, Mexico or other countries and imported into the U.S. or other countries could increase further. We expect to continue to pass along some of these costs to our customers, but the increased cost could adversely affect the demand for products. We have been successful in the past in shifting the manufacturing locations for the impacted products, but this takes time and results in additional one-time costs and these alternative locations may have higher ongoing manufacturing costs. These cost increases could adversely affect the demand for our products and/or reduce margins, which could have a material adverse effect on our business and our earnings. In addition, a significant percentage of the component parts are manufactured in China and other southeastern Asian countries. The impact of tariffs or other geopolitical instability may limit our access and our manufacturing partners’ access to those components which would impact production and product costs.

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

Litigation and Regulatory Risks

We may not be successful in protecting our intellectual property and in defending against claims that we are infringing on the intellectual property of others, and any such actions may be costly.

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

In the past, we have initiated litigation in order to enforce patents issued or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights, and we may initiate similar litigation in the future. We also have been and may in the future be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, including against certain of the products or intellectual property that we have acquired through acquisitions. Any such litigation, regardless of outcome, could be costly and could subject us to significant liabilities or require us to cease using proprietary third party technology. In addition, the payment of any damages or any necessary licensing fees or indemnification costs associated with a patent infringement claim could be material and could also materially adversely affect our cash flows and operating results. Such litigation can also be a significant distraction to management.

In certain markets, we may be required to address counterfeit versions of our products. We may incur significant costs in pursuing the originators of such counterfeit products and, if we are unsuccessful in eliminating them from the market, we may experience a reduction in the value of our products and/or a reduction in our net sales.

Because of the nature of information that may pass through or be stored on certain of our solutions or networks, we, our vendors and our end customers may be subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other related matters.

Globally, there has been an increase in laws and regulatory action concerning privacy-related matters. Some of these laws impose requirements for the handling of personal data, including data of employees, consumers and business contacts. Several U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, subjects us to stricter obligations, greater fines and more private causes of action related to data security. The California Privacy Rights Act (CPRA), which is effective in 2023, amends and further expands the California Consumer Privacy Act. Virginia and Colorado also have similar laws going into effect in 2023. Also, many jurisdictions have enacted or are enacting laws requiring companies to notify regulators or individuals of data security incidents involving certain types of personal data. These mandatory disclosures regarding security incidents often lead to widespread negative publicity. Any security incident, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our data security measures, negatively impact our ability to attract or retain customers, or subject us to third party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

Foreign data protection, privacy and other laws and regulations can be more restrictive than those in the U.S. For example, the E.U.’s General Data Protection Regulation (GDPR), which became effective in May 2018, was designed to harmonize data privacy laws across Europe, to protect all E.U. citizens’ data privacy, empower E.U. citizens with respect to their personal data and to reshape the way organizations across the region approach data privacy. Compliance with GDPR has required changes to products and service offerings, internal and external software systems, including our websites, and changes to many company processes and policies. Failure to comply with GDPR could cause significant penalties and loss of business. Subsequent judicial rulings in Europe about GDPR have invalidated the E.U.-U.S. privacy shield framework, which was the mechanism relied upon by some of our vendors for personal data transfers out of the E.U. Additionally, these rulings require companies like ours to assess their personal data transfers from the E.U. to determine whether the protections in the U.S. or any country without an adequacy determination meet E.U. standards in the context of the specific transfer. A European data protection authority could disagree with our assessment of such transfers, resulting in penalties or required changes in how we transfer data within our company.

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

Compliance with current and future environmental laws, efforts to mitigate climate change and potential environmental liabilities may have a material adverse impact on our business, financial condition and results of operations.

We are subject to various federal, state, local and foreign environmental laws and regulations governing, among other things, discharges to air and water, management of regulated materials, energy consumption, handling and disposal of solid and hazardous waste and investigation and remediation of contaminated sites. In addition, we are subject to laws and regulations regarding the types of substances allowable in certain of our products and the handling of our products at the end of their useful life. Because of the nature of our business, we have incurred and will continue to incur costs relating to compliance with or liability under these environmental laws and regulations and these costs could be material. In addition, new laws and regulations, new or different interpretations of existing laws and regulations, expansion of existing legal requirements related to our products, the discovery of previously unknown contamination or the imposition of new remediation or discharge requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our financial condition.

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

A number of governments or governmental bodies have also introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance around and uncertainty about how to best mitigate climate change, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation.

General Risk Factors

The current pandemic and new variants of COVID-19 and any other future public health crisis, could materially adversely affect our business, financial condition, results of operations and cash flows.

In March 2020, the World Health Organization declared a new strain of coronavirus (COVID-19) a pandemic and the U.S. declared a national emergency with respect to COVID-19. The COVID-19 pandemic has negatively impacted regional and global economies, disrupted global supply chains and created significant volatility and disruption of financial markets, and new variants of COVID-19 or another pandemic in the future could have similar negative consequences. The impact of the COVID-19 pandemic on our operational and financial performance included temporary closures of our facilities and the facilities of certain of our customers, suppliers and other vendors in our supply chain, as well as disruptions and restrictions on our employees’ ability to travel. Although we have experienced recovery in demand of certain of our products and the negative impact of COVID-19 on our financial performance eased during 2021, the COVID-19 pandemic continues to negatively impact many industries directly or indirectly.

The COVID-19 pandemic has had, and new variants of COVID-19 or a future pandemic could have, material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•
health concerns including resurgences of the pandemic, that may lead to a complete or partial closure of, or other operational issues at, our manufacturing facilities or those of our contract manufacturers like we experienced in the first quarter of 2020 with the shutdown of our factories in Suzhou, China;
•
the reduced economic activity may severely impact our customers’ financial condition and liquidity and may lead to decreased demand for our products and services like we experienced in 2020 or impact the timing of on-going or planned projects;
•
difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address existing and anticipated liabilities on a timely basis;
•
a deterioration in our ability to operate in affected areas or delays in the supply of products or services to us from vendors that are needed for our efficient operations could adversely affect our operations like we experienced in 2021;
•
the potential outbreaks among our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption; and
•
remote working arrangements may increase our vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation, disrupt operations and expose us to claims from customers, suppliers, employees and others.

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

We have a large and complex international tax profile and a significant level of tax credit carryforwards in the U.S. and other carryforwards in various jurisdictions. Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties and the inability to realize tax credits and other carryforwards included in deferred tax assets, among other matters, have impacted our effective income tax rate in the past and may impact our effective income tax rate in the future. Tax law changes in the U.S. and certain other countries have also impacted our effective income tax rate in the past and may impact our effective tax rate in the future, including the implementation of any global minimum tax for corporations. A significant increase in our quarterly or annual effective income tax rate could have a material adverse impact on our results of operations. The enactment of tax reform legislation, including legislation implementing changes in taxation of international business activities, could adversely impact our financial position and results of operations.

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

The full realization of our deferred tax assets may be affected by a number of factors, including future earnings and the feasibility of on-going planning strategies. We have deferred tax assets including state and foreign net operating loss carryforwards, accruals not yet deductible for tax purposes, employee benefit items and other items. We have established valuation allowances to reduce the deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize the deferred tax assets depends in part upon our ability to generate future taxable income within each respective jurisdiction during the periods in which these temporary differences reverse or our ability to carryback any losses created by the deduction of these temporary differences. We expect to realize the deferred tax assets over an extended period. If we are unable to generate sufficient future taxable income in the U.S. and/or certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Our effective tax rate would increase if we were required to increase our valuation allowances against our deferred tax assets.

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
•
until the 2023 annual meeting of stockholders, limit the ability of stockholders to remove directors only “for cause” and require any such removal to be approved by holders of at least three-quarters of the outstanding shares of common stock;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities are used primarily for manufacturing, distribution and administration. Facilities primarily used for manufacturing may also be used for distribution, engineering, research and development, storage, administration, sales and customer service. Facilities primarily used for administration may also be used for research and development, sales and customer service. As of December 31, 2021, our principal facilities, grouped according to the facility’s primary use, were as follows:

Location	Approximate square feet	Principal segments	Owned or leased
Administrative facilities:
Hickory, NC (1)	84,000	Corporate headquarters	Owned
Horsham, PA	325,000	Corporate	Owned
Suwanee, GA	103,000	Corporate	Leased
Shakopee, MN	177,000	VCN	Leased
Bangalore, India	151,000	Home & Broadband	Leased
Saltaire, UK	112,000	Home	Leased
Lowell, MA	144,000	Broadband	Leased
Santa Clara, CA	132,000	Broadband & Home	Leased
Richardson, TX	100,000	OWN	Leased
Richardson, TX (1) (2)	100,000	OWN	Owned
Manufacturing and distribution facilities:
Catawba, NC (1)	1,000,000	Broadband	Owned
Claremont, NC (1)	589,000	VCN & Broadband	Owned
Kessel-Lo, Belgium	431,000	Broadband	Owned
Suzhou, China (3)	400,000	OWN & VCN	Owned
Suzhou, China (3)	363,000	Broadband	Owned
Goa, India (3)	353,000	OWN & VCN	Owned
Juarez, Mexico	327,000	VCN	Owned
Santa Teresa, NM	300,000	Broadband & VCN	Leased
Brno, Czech Republic	281,000	Broadband	Leased
Reynosa, Mexico	279,000	OWN	Owned
Veenendaal, Netherlands	215,000	OWN & VCN	Leased
Greensboro, NC (4)	196,000	VCN	Leased
Juarez, Mexico	189,000	Broadband	Leased
Cary, NC	151,000	Home & Broadband	Owned
Mission, TX	150,000	VCN	Leased
Suzhou, China	225,000	Broadband, VCN & OWN	Leased
Delicias, Mexico	139,000	VCN	Owned
Campbellfield, Australia	133,000	OWN	Leased
Bray, Ireland	130,000	VCN	Owned
Tijuana, Mexico	128,000	Broadband & VCN	Leased
Buchdorf, Germany	109,000	VCN	Owned
Vacant facilities and properties:
Joliet, IL (5)	690,000	Corporate	Leased
Sorocaba, Brazil (6)	157,000	OWN	Owned
Orland Park, IL (7)	—	Corporate	Owned
(1)
Our interest in each of these properties is encumbered by a mortgage or deed of trust lien securing our senior secured credit facilities (see Note 7 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).
(2)
The Richardson, TX facility is actively being marketed for sale.
(3)
The buildings in these facilities are owned while the land is held under long-term lease agreements.
(4)
The Greensboro, NC facility was sold in 2021, and we are currently leasing from the buyer through a short-term leaseback agreement.
(5)
The Joliet, IL facility is vacant, and the lease expires in February 2022.
(6)
The Sorocaba, Brazil facility is being passively marketed for sale.
(7)
The building at the Orland Park, IL facility was demolished and cleared and the 73 acre parcel is vacant.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the Nasdaq Global Select Market under the symbol COMM. As of February [4], 2022, all of our outstanding shares of common stock are held by one stockholder of record, Cede & Co., as nominee for the Depository Trust Company. Many brokers, banks and other institutions hold shares of common stock as nominees for beneficial owners that deposit these shares of common stock in participant accounts at the Depository Trust Company.

Issuer Purchases of Equity Securities

The following table summarizes the stock purchase activity for the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	102,262	$13.52	—	$—
November 1, 2021 - November 30, 2021	2,325	$11.03	—	$—
December 1, 2021 - December 31, 2021	27,026	$10.19	—	$—
Total	131,613	$12.79	—
(1)
The shares purchased were withheld to satisfy the withholding tax obligations related to restricted stock units and performance share units that vested during the period.

Stock Performance Graph

The following graph compares cumulative total return on $100 invested on December 31, 2016 in each of CommScope’s Common Stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Standard & Poor’s 1500 Communications Equipment Index (S&P 1500 Communications Equipment). The return of the Standard & Poor’s indices is calculated assuming reinvestment of dividends. CommScope has not paid any dividends on its common stock over this period.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
CommScope Holding Company, Inc.
S&P 500 Index
S&P 1500 Communications Equipment Index

	Base	INDEXED RETURNS
	Period	Period Ending
Company / Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
CommScope Holding Company, Inc.	100	101.69	44.06	38.15	36.02	29.68
S&P 500 Index	100	121.83	116.49	153.17	181.35	233.41
S&P 1500 Communications Equipment Index	100	122.46	137.85	157.35	158.95	236.51

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is for the year ended December 31, 2021 compared with the year ended December 31, 2020. This comparison should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" included in Part I, Item 1A or in other parts of this Annual Report on Form 10-K. For a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020 compared to December 31, 2019, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 17, 2021.

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

In the first quarter of 2021, we announced a transformation initiative referred to as CommScope NEXT designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We believe these efforts are critical to making us more competitive and allowing us to invest in growth and maximize stockholder and stakeholder value. We have incurred $91.9 million of restructuring costs and $90.3 million of transaction, transformation and integration costs during the year ended December 31, 2021, both primarily related to CommScope NEXT. We expect to continue to incur restructuring costs and transaction, transformation and integration costs related to CommScope NEXT and such costs could be material.

As a step in the CommScope NEXT transformation plan, in April 2021, we announced a plan to spin-off the Home Networks business in 2022. After thorough consideration of the current supply chain environment and its impact on the Home Networks business, we have decided to delay the execution of the spin-off. We remain committed to the spin-off of the Home Networks business from CommScope, but we currently do not have a firm timeline for restarting the plan. Accordingly, management now analyzes the financial results of our "Core" business separately from Home Networks. These supplementary Core financial measures reflect the results of our Broadband Networks (Broadband), Outdoor Wireless Networks (OWN) and Venue and Campus Networks (VCN) segments, in the aggregate. Our Core financial measures exclude the results and performance of our Home Networks (Home) segment. See the Segment Results section below for illustration of the aggregation of our Core financial measures. These metrics represent the business segments as we have reported them. However, the ultimate definition of the Home Networks business that we expect to separate may vary, and future results may differ materially.

In the second quarter of 2021, we shifted certain product lines from our Broadband segment to our Home segment to better align with how those businesses are being managed. All prior period amounts have been recast to reflect these operating segment changes.

COVID-19 Update

The COVID-19 outbreak had an adverse impact on our financial performance in 2020 primarily related to decreased demand, supply constraints due to the temporary shutdown of certain of our facilities and increased business continuity costs. We took a variety of actions in 2020 to help mitigate the financial impacts such as headcount reductions, lower capital spending and lower discretionary spending. The negative impact of COVID-19 on our financial performance has eased during 2021, with network strain driving increased demand for our Broadband segment products in particular. The recovery in demand has also indirectly had unfavorable business impacts, including commodity inflation (primarily copper and resins), logistics cost increases, extended lead times and certain component part shortages. We expect certain of these unfavorable impacts to continue into 2022.

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

To assess the reasonableness of the calculated fair values of our reporting units, we also compare the sum of the reporting units’ fair values to our market capitalization and calculate an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). If the implied control premium is not reasonable, we will reevaluate the fair value estimates of the reporting units by adjusting the discount rates and/or other assumptions.

2021 Interim and Annual Goodwill Analysis

During the second quarter of 2021, we realigned certain of our product lines that changed the composition of our reporting units and resulted in the reallocation of $13.7 million of goodwill from the Network and Cloud (N&C) reporting unit to the Home Networks reporting unit. Goodwill was assessed for impairment due to a change in the composition of reporting units. We performed impairment testing immediately before and after the change and determined that no goodwill impairment existed.

The annual test of goodwill impairment was performed for each of the reporting units with goodwill balances as of October 1, 2021. For the 2021 annual goodwill test, we determined the fair value of each reporting unit using a DCF model and a guideline public company approach, with 75% of the value determined using the DCF model and 25% of the value determined using the market approach. The range of discount rates used in our annual tests were 9.0% to 12.0% for 2021. During the annual impairment test performed in the fourth quarter of 2021 and in conjunction with the development of our 2022 and long range plans, we identified further weakness in our Home Networks reporting unit forecast resulting from a continuing decline in demand for video products from both U.S. and international service providers as well as the negative impact of supply shortages and delays on our ability to meet customer demand for video products. As a result, we determined the goodwill balance in the Home Networks reporting unit was impaired and recorded a $13.7 million impairment charge. See Note 3 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion.

The following table provides summary information regarding our reporting units with goodwill balances as of December 31, 2021 that have the lowest level of headroom. The table presents key assumptions used in our annual goodwill analysis, along with sensitivity analysis showing the effect of a change in certain key assumptions, assuming all other assumptions remain constant, to the resulting fair value using an income approach. Accordingly, if performance is worse than anticipated for these reporting units, future impairment tests could result in impairment charges that could be material to our results of operations. The Enterprise reporting unit is in our VCN segment and the N&C reporting unit is in our Broadband segment.

	Key Assumptions		Goodwill		Excess of Fair Value to Carrying Value
Reporting Unit	Discount Rate	Terminal Growth Rate	Balance at December 31, 2021	% of Total Assets	Result of Annual Goodwill Test as of October 1, 2021	Decrease of 10% in Cash Flows	Decrease of 0.5% in Long-term Growth Rate	Increase of 0.5% in Discount Rate
Enterprise	10.5%	1.5%	$979.6	7.4%	$519.0	$377.2	$475.6	$440.9
N&C	9.5%	2.0%	2,007.1	15.1%	436.1	156.8	312.7	239.9

Definite-Lived Intangible Assets and Other Long-Lived Assets

Management reviews definite-lived intangible assets and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. This analysis differs from our goodwill impairment analysis in that an intangible or other long-lived asset impairment is only deemed to have occurred if the sum of the forecasted undiscounted future net cash flows related to the assets being evaluated is less than the carrying value of the assets. If the forecasted net cash flows are less than the carrying value, then the asset is written down to its estimated fair value. Other than certain assets impaired as a result of restructuring actions, we did not identify any impairments of definite-lived intangible assets or other long-lived assets in 2021, including the finite lived assets in our Home Network reporting unit for which a goodwill impairment was recognized in the fourth quarter of 2021. Changes in the estimates of forecasted net cash flows may result in future asset impairments that could be material to our results of operations.

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

Other customer contract types include a variety of post-contract support service offerings, which are generally recognized over time as the services are provided, including the following: maintenance and support services provided under annual service-level agreements; “Day 2” professional services to help customers maximize their utilization of deployed systems; and installation services related to the routine installation of equipment ordered by the customer at the customer’s site.

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

Unbilled receivables are recorded when revenues are recognized in advance of invoice issuance. A contract asset is any portion of unbilled receivables for which the right to consideration is conditional on a factor other than the passage of time, which is common for certain performance obligations related to project contracts. These assets are presented on a combined basis with accounts receivable and are converted to accounts receivable once our right to the consideration becomes unconditional, which varies by contract but is generally based on achieving certain acceptance milestones. We recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset would be one year or less.

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

Contingencies and Litigation

We are a party to lawsuits, claims and proceedings incident to the operation of our business, including intellectual property infringement matters, those pertaining to labor and employment contracts and other matters, some of which allege substantial monetary damages. We assess these matters in order to determine if a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. We expense legal fees associated with consultations and defense of lawsuits as incurred. We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability.

Litigation outcomes are difficult to predict and are often resolved over long periods of time, making our estimates highly judgmental. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties, such as future changes in facts and circumstances, differing interpretations of the law, assessments of the amount of damages and other factors beyond our control. There is the potential for a material adverse effect on our results of operation and cash flows if one or more matters are resolved in a particular period in an amount materially in excess of what we anticipated. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed, thereby favorably impacting our results of operations.

Inventory Reserves

We maintain reserves to reduce the value of inventory based on the lower of cost or net realizable value, including allowances for excess and obsolete inventory. These reserves are based on management’s assumptions about and analysis of relevant factors including current levels of orders and backlog, forecasted demand, market conditions and new products or innovations that diminish the value of existing inventories. If actual market conditions deteriorate from those anticipated by management, additional allowances for excess and obsolete inventory could be required and may be material to our results of operations.

Product Warranty Reserves

We recognize a liability for the estimated claims that may be paid under our customer assurance-type warranty agreements to remedy potential deficiencies of quality or performance of our products. The product warranties extend over various periods, depending upon the product subject to the warranty and the terms of the individual agreements. We record a provision for estimated future warranty claims based upon the historical relationship of warranty claims to sales and specifically identified warranty issues. We base our estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revise our estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is reasonably possible that they may ultimately differ materially from actual results, including in the case of a significant product failure, and may be material to our results of operations.

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

We also establish allowances related to value-added and similar recoverable taxes when it is considered probable that those assets are not recoverable. Changes in the probability of recovery or in the estimates of the amount recoverable are recognized in the period such determination is made and may be material to our net income (loss).

RESULTS OF OPERATIONS

Comparison of results of operations for the year ended December 31, 2021 with the year ended December 31, 2020

	Year Ended December 31,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$8,586.7	100.0%	$8,435.9	100.0%	$150.8	1.8%
Core net sales (1)	6,737.4	78.5	6,028.4	71.5	709.0	11.8
Gross profit	2,684.3	31.3	2,747.8	32.6	(63.5)	(2.3)
Operating income (loss)	48.6	0.6	(51.8)	(0.6)	100.4	NM
Core operating income (1)	263.5	3.9	223.6	2.7	39.9	17.8
Non-GAAP adjusted EBITDA (2)	1,117.0	13.0	1,215.2	14.4	(98.2)	(8.1)
Core adjusted EBITDA (1)	1,091.5	16.2	1,083.9	12.8	7.6	0.7
Net loss	(462.6)	(5.4)	(573.4)	(6.8)	110.8	(19.3)
Diluted loss per share	$(2.55)		$(3.20)		$0.65	(20.3)

NM – Not meaningful

(1)
Core financial measures reflect the results of our Broadband, OWN and VCN segments, in the aggregate. Core financial measures exclude the results of our Home segment. See the Segment Results section below for illustration of the aggregation of our Core financial measures.
(2)
See "Reconciliation of Non-GAAP Measures" in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Net sales

	Year Ended December 31,		$	%
	2021	2020	Change	Change
	(dollars in millions)
Net sales	$8,586.7	$8,435.9	$150.8	1.8%
Domestic	4,960.5	5,185.3	(224.8)	(4.3)
International	3,626.2	3,250.6	375.6	11.6

Net sales in 2021 increased $150.8 million, or 1.8%, compared to the prior year. Core net sales in 2021 increased $709.0 million, or 11.8%, compared to the prior year with increases in the Broadband segment of $300.6 million, the VCN segment of $241.9 million and the OWN segment of $166.5 million. Net sales in 2021 in the Home segment decreased $558.2 million compared to the prior year. In 2021, all of our segments experienced supply shortages and extended lead times for certain materials that negatively affected our ability to meet customer demand for our products. We expect these shortages and delays to persist into 2022. In addition, our Broadband segment faced capacity constraints that negatively affected net sales in 2021. For further details by segment, see the discussion of Segment Results below.

From a regional perspective, net sales increased in 2021 in the Asia Pacific (APAC) region by $141.4 million, the Europe, Middle East and Africa (EMEA) region by $90.4 million, the Caribbean and Latin America (CALA) region by $88.7 million and Canada by $55.1 million. The increases in international net sales in 2021 were partially offset by a decrease of $224.8 million in the U.S. Net sales to customers located outside of the U.S. comprised 42.2% for 2021 compared to 38.5% for 2020. Foreign exchange rate changes impacted net sales favorably by approximately 1% for 2021 compared to the prior year. For additional information on regional sales by segment, see discussion of Segment Results below and Note 16 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Gross profit, SG&A expense and R&D expense

	Year Ended December 31,		$	%
	2021	2020	Change	Change
	(dollars in millions)
Gross profit	$2,684.3	$2,747.8	$(63.5)	(2.3)%
As a percent of sales	31.3%	32.6%
SG&A expense	1,233.9	1,170.7	63.2	5.4
As a percent of sales	14.4%	13.9%
R&D expense	683.2	703.3	(20.1)	(2.9)
As a percent of sales	8.0%	8.3%

Gross profit (net sales less cost of sales)

Despite higher consolidated net sales, gross profit decreased in 2021 compared to the prior year primarily due to significantly higher material and freight costs. We also experienced substantial sales volume declines in our Home segment and pricing pressures related to certain of our OWN segment products. Increased pricing on certain of our VCN segment products more than offset the OWN segment pricing pressures. In addition, we recorded charges of $48.6 million that reduced gross profit in 2021 related to the settlement of intellectual property assertions, but these charges were partially offset by the recovery of $17.1 million related to a warranty indemnification litigation matter of ARRIS International plc (ARRIS), which was acquired by CommScope in 2019.

Selling, general and administrative expense

In the first quarter of 2021, we announced a transformation initiative called CommScope NEXT, and as a step in our transformation, we announced our commitment to spin-off our Home Networks business from CommScope. As a result of these transformation and separation efforts, we incurred $90.3 million of transaction, transformation and integration costs during 2021 that were recorded in selling, general and administrative (SG&A) expense. During 2020, we incurred $24.9 million of transaction, transformation and integration costs that were mainly focused on the integration of the ARRIS business. We continue to focus on integrating the ARRIS business, including our work to combine our enterprise resource planning systems. We expect to continue to incur transaction, transformation and integration costs related to CommScope NEXT, the spin-off of the Home Networks business from CommScope, and the integration of the ARRIS business, and such costs could be material.

For 2021, excluding transaction, transformation and integration costs, SG&A expense decreased by $2.4 million compared to 2020. The decrease was primarily due to cost savings initiatives, but the favorable impact of cost savings initiatives was partially offset by higher variable incentive compensation expense of $13.5 million and higher bad debt expense, which was driven by a $30.3 million charge related to a certain value-added reseller customer in the Home segment. We reserved the entire balance due from this customer due to changes in their risk profile, and we are pursuing legal action. Excluding transaction, transformation and integration costs, SG&A as a percentage of net sales was 13.3% and 13.6% for 2021 and 2020, respectively.

Research and development expense

Research and development (R&D) expense for 2021 decreased due to lower spending on Home segment products that was partially offset by increased spending on Core segment products. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs, net and Asset impairments

	Year Ended December 31,		$	%
	2021	2020	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$613.0	$630.5	$(17.5)	(2.8%)
Restructuring costs, net	91.9	88.4	3.5	4.0
Asset impairments	13.7	206.7	(193.0)	(93.4)

Amortization of purchased intangible assets

The amortization of purchased intangible assets was lower in 2021 compared to the prior year because certain of our intangible assets became fully amortized.

Restructuring costs, net

The restructuring costs recorded in 2021 reflected actions initiated during 2021 and included $90.7 million related to CommScope NEXT and $1.2 million related to integrating the ARRIS business. The restructuring costs recorded during 2020 were primarily related to integrating the ARRIS business. From a cash perspective, we paid $31.6 million to settle restructuring liabilities during 2021 and expect to pay an additional $69.0 million between 2022 and 2023 related to restructuring actions that have been initiated. Additional restructuring actions related to CommScope NEXT are expected to be identified and the resulting charges and cash requirements could be material. The Company does not expect to identify significant additional restructuring actions related to the ARRIS integration.

Asset impairments

We recorded goodwill impairment charges of $13.7 million and $206.7 million during 2021 and 2020, respectively, related to our Home Networks reporting unit within our Home segment. See the discussion above under "Critical Accounting Policies" for more information regarding the annual goodwill impairment test performed during 2021.

Other expense, net

	Year Ended December 31,		$	%
	2021	2020	Change	Change
	(dollars in millions)
Foreign currency loss	$(4.4)	$(19.2)	$14.8	(77.1)%
Other expense, net	(19.4)	(10.1)	(9.3)	92.1

Foreign currency loss

Foreign currency loss includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The foreign currency loss in 2020 was primarily driven by certain unhedged currencies.

Other expense, net

For 2021, other expense, net was driven by the redemption fee of $34.4 million related to the refinancing of our 5.50% senior secured notes due March 2024 (the 2024 Secured Notes) as further described in Note 7 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The redemption fee was partially offset by income of $8.1 million on equity method investments and other miscellaneous investments. We also recognized a gain of $2.9 million during the year ended December 31, 2021 related to the sale of an investment accounted for under the cost method. In addition, we recognized a curtailment gain in other expense, net of $2.5 million reflecting the impacts of a restructuring action on an international defined benefit plan. For 2020, other expense, net was driven by redemption fees of $17.9 million related to the refinancing of our 5.00% senior notes due 2021 (the 2021 Notes) and 5.50% senior notes due June 2024 (the 2024 Notes) and the redemption of $100.0 million of our 6.00% senior notes due 2025 (the 2025 Notes), offset partially by income on equity method investments and other miscellaneous investments.

Interest expense, Interest income and Income taxes

	Year Ended December 31,		$	%
	2021	2020	Change	Change
	(dollars in millions)
Interest expense	$(561.2)	$(577.8)	$16.6	(2.9%)
Interest income	1.9	4.4	(2.5)	(56.8)
Income tax benefit	71.9	81.1	(9.2)	(11.3)

Interest expense and interest income

In 2021, we wrote off $9.9 million of debt issuance costs related to the refinancing of the 2024 Secured Notes as further described in Note 7 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. For 2020, we wrote off $7.6 million related to the refinancing of the 2021 Notes and 2024 Notes and the partial redemption of the 2025 Notes. Excluding the write-off of debt issuance costs, interest expense decreased in 2021 due to lower variable interest rates on our senior secured term loan due 2026 (the 2026 Term Loan). Our weighted average effective interest rate on outstanding borrowings, including the impact of interest rate swaps and the amortization of debt issuance costs and original issue discount, was 5.74% at December 31, 2021 and 5.86% at December 31, 2020.

Income tax benefit

For 2021, our effective tax rate was 13.5% and we recognized a tax benefit of $71.9 million on a pretax loss of $534.5 million. Our tax benefit was lower than the statutory rate of 21.0% in 2021 primarily due to the impact of $37.4 million of tax expense related to a foreign tax rate change. See Note 12 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more discussion of our income tax benefit.

For 2020, our effective tax rate was 12.4% and we recognized a tax benefit of $81.1 million on a pretax loss of $654.5 million. Our tax benefit was less than the statutory rate primarily due to a goodwill impairment charge of $206.7 million, for which minimal tax benefits were recorded. Our tax rate was also impacted unfavorably by excess tax costs of $14.0 million related to equity compensation awards as well as U.S. anti-deferral provisions and foreign withholding taxes. These unfavorable impacts were offset partially by favorable impacts related to federal tax credits and foreign tax rate changes.

Segment Results

	Year Ended December 31,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales by segment:
Broadband	$3,148.8	36.7%	$2,848.2	33.8%	$300.6	10.6%
OWN	1,410.2	16.4	1,243.7	14.7	166.5	13.4
VCN	2,178.4	25.4	1,936.5	23.0	241.9	12.5
Core net sales (1)	6,737.4	78.5	6,028.4	71.5	709.0	11.8
Home	1,849.3	21.5	2,407.5	28.5	(558.2)	(23.2)
Consolidated net sales	$8,586.7	100.0%	$8,435.9	100.0%	$150.8	1.8%

Operating income (loss) by segment:
Broadband	$120.1	3.8%	$157.2	5.5%	$(37.1)	(23.6)%
OWN	199.0	14.1	181.1	14.6	17.9	9.9
VCN	(55.6)	(2.6)	(114.7)	(5.9)	59.1	(51.5)
Core operating income (1)	263.5	3.9	223.6	3.7	39.9	17.8
Home	(214.9)	(11.6)	(275.4)	(11.4)	60.5	(22.0)%
Consolidated operating income (loss)	$48.6	0.6%	$(51.8)	(0.6)%	$100.4	NM

Adjusted EBITDA by segment:
Broadband	$629.9	20.0%	$625.4	22.0%	$4.5	0.7%
OWN	267.9	19.0	278.5	22.4	(10.6)	(3.8)
VCN	193.7	8.9	180.0	9.3	13.7	7.6
Core adjusted EBITDA (1)	1,091.5	16.2	1,083.9	18.0	7.6	0.7
Home	25.5	1.4	131.3	5.5	(105.8)	(80.6)
Non-GAAP consolidated adjusted EBITDA (2)	$1,117.0	13.0%	$1,215.2	14.4%	$(98.2)	(8.1)%

NM – Not meaningful

(1)
Core financial measures reflect the results of our Broadband, OWN and VCN segments, in the aggregate. Core financial measures exclude the results of our Home segment.
(2)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Broadband Networks Segment

Net sales increased in 2021 compared to the prior year due to increased demand for our products and services as service providers enhanced their networks to keep pace with broadband demand. We are experiencing capacity constraints and supply shortages with certain of our network cable products, which hindered our ability to meet customer demand for our Broadband segment products in 2021. We are investing to alleviate our capacity constraints and began to see benefits from the expanded capacity in the fourth quarter of 2021. We expect the supply shortages to extend into 2022. From a regional perspective, in 2021, net sales increased in the U.S. by $137.8 million, the CALA region by $111.2 million, the EMEA region by $62.6 million and Canada by $6.3 million but decreased in the APAC region by $17.3 million. Foreign exchange rate changes impacted Broadband segment net sales favorably by approximately 1% during 2021 compared to the prior year.

For 2021, Broadband segment operating income and adjusted EBITDA both benefitted from increased sales volumes and favorable geographic and product mix. However, these benefits were largely offset by higher material and freight costs and increased expenses to expand capacity to meet demand. Compared to 2020, Broadband segment operating income in 2021 was unfavorably impacted by a $52.0 million increase in restructuring expense related to the planned closure of an international manufacturing facility and an intellectual property litigation settlement charge of $20.0 million. The intellectual property litigation settlement was partially offset by the recovery of $17.1 million related to a warranty indemnification litigation matter. Restructuring expense and litigation settlements are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Outdoor Wireless Networks Segment

For 2021, OWN segment net sales increased compared to the prior year primarily due to an increase in customer spending on both macro and metro cell solutions. Although OWN segment net sales increased year over year for 2021, net sales were negatively affected by supply shortages of certain materials that hindered our ability to meet customer demand. From a regional perspective, in 2021, OWN segment net sales increased in the U.S. by $71.3 million, the APAC region by $58.3 million, the EMEA region by $25.1 million and Canada by $21.4 million but decreased in the CALA region by $9.6 million. Foreign exchange rate changes impacted OWN segment net sales favorably by approximately 1% during 2021 compared to the prior year.

For 2021, OWN segment operating income increased by $17.9 million but adjusted EBITDA decreased by $10.6 million compared to the prior year. Both operating income and adjusted EBITDA for the OWN segment benefitted from increased sales volumes, but this favorable impact was more than offset by pricing pressures on certain products and higher freight and material costs. In addition, OWN segment operating income for 2021 increased as a result of a $12.3 million reduction in amortization expense and a $12.2 million reduction in restructuring expense compared to the prior year. Amortization expense and restructuring expense are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Venue and Campus Networks Segment

For 2021, VCN segment net sales increased compared to the prior year as higher net sales of our Building and Data Center Connectivity and Ruckus products were partially offset by lower net sales of our Indoor Cellular Networks products. Net sales of Ruckus products were unfavorably impacted in 2021 due to shortages of certain materials that negatively affected our ability to meet customer demand. We expect this supply shortage to continue into 2022. From a regional perspective, in 2021, net sales for the VCN segment were higher across all regions with increases in the U.S. of $90.7 million, the APAC region of $60.6 million, the EMEA region of $51.8 million, the CALA region of $27.3 million and Canada of $11.5 million. Foreign exchange rate changes impacted VCN segment net sales favorably by approximately 1% during 2021 compared to the prior year.

For 2021, VCN segment operating loss decreased and adjusted EBITDA increased compared to the prior year primarily due to favorable pricing impacts on certain products and higher sales volumes. These benefits were partially offset by higher material and freight costs and higher selling expenses. In addition, VCN segment operating loss for 2021 benefitted from a $14.9 million reduction in restructuring expense and a $13.4 million reduction in intellectual property litigation charges compared to the prior year. Restructuring expense and intellectual property litigation charges are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Home Networks Segment

Net sales for the Home segment decreased in 2021 primarily due to the continuing decline in demand for video products from both U.S. and international service providers as well as the negative impact of supply shortages and delays on our ability to meet customer demand. From a regional perspective, in 2021, net sales decreased in the U.S. by $524.6 million, the EMEA region by $49.1 million and the CALA region by $40.2 million and increased in the APAC region by $39.8 million and Canada by $15.9 million. Foreign exchange rate changes impacted Home segment net sales favorably by approximately 1% during 2021 compared to the prior year.

Excluding goodwill impairment charges in 2021 and 2020 of $13.7 million and $206.7 million, respectively, Home segment operating loss increased and adjusted EBITDA decreased in 2021 compared to the prior year primarily due to lower sales volumes. The Home segment also experienced higher material costs and higher bad debt expense, driven by a $30.3 million reserve related to a certain value-added reseller customer. These higher costs were partially offset by favorable pricing impacts on certain products and benefits from cost savings initiatives in R&D. Home segment operating loss was also unfavorably impacted in 2021 by increases of $41.6 million in transaction, transformation and integration costs and $28.8 million in intellectual property litigation charges, but these were partially offset by a decrease of $21.4 in restructuring expense compared to the prior year. During 2020, the Home segment benefitted from the release of a $23.6 million accrual related to an intellectual property royalty matter that was settled for less than anticipated. Of the $23.6 million accrual release in the prior year, $15.1 million related to pre-acquisition sales and was excluded from the calculation of adjusted EBITDA; the remaining $8.5 million release provided a benefit to Home segment adjusted EBITDA in 2020. Home segment transaction, transformation and integration costs were primarily related to the announced commitment to separate the Home Networks business from CommScope. Transaction, transformation and integration costs, restructuring expense and intellectual property settlements are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Liquidity and Capital Resources

The following table summarizes certain key measures of our liquidity and capital resources:

	December 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$360.3	$521.9	$(161.6)	(31.0)%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	1,068.9	911.2	157.7	17.3
Availability under revolving credit facility	684.1	735.1	(51.0)	(6.9)
Long-term debt, including current portion	9,510.5	9,520.6	(10.1)	(0.1)
Total capitalization (2)	10,410.0	10,917.4	(507.4)	(4.6)
Long-term debt as a percentage of total capitalization	91.4%	87.2%

(1)
Working capital consists of current assets of $3,579.7 million less current liabilities of $2,182.5 million as of December 31, 2021 and current assets of $3,354.5 million less current liabilities of $1,953.4 million as of December 31, 2020.
(2)
Total capitalization includes long-term debt, including the current portion, Series A convertible preferred stock (the Convertible Preferred Stock) and stockholders’ equity (deficit).

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, cash flows provided by operations and availability under our credit facilities. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of additional equity and/or debt.

The primary uses of liquidity include debt service requirements, voluntary debt repayments or redemptions, working capital requirements, capital expenditures, business separation transaction costs, transformation costs, acquisition integration costs, dividends related to the Convertible Preferred Stock if we elect to pay such dividends in cash, litigation settlements, income tax payments and other contractual obligations. Our interest payments on long-term debt are expected to total $2,564.2 million over the duration of the debt, with $505.1 million due in 2022. For additional information regarding our long-term debt obligations, see Note 7 in the Notes to Consolidated Financial Statements and our discussion of our interest rate risk in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this Annual Report on Form 10-K. For additional information regarding our obligations under our operating lease and restructuring agreements, see Notes 5 and 10, respectively, in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

During the normal course of business, to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with our contract manufacturers and suppliers that allow them to produce and procure inventory based upon our forecasted requirements. We estimate our obligations under these agreements to be $415.7 million due in 2022.

We have $140.5 million in unrecognized tax benefits; however, the timing of the related tax payments is highly uncertain. We anticipate a reduction of up to $6.0 million of unrecognized tax benefits during the next twelve months. See Note 12 in the Notes to Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K for further discussion.

We are contingently liable under open standby letters of credit issued by our banks in favor of third parties that totaled $50.0 million as of December 31, 2021. These letters of credit primarily support performance obligations of a third-party contractor. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the contractor, but we also have cross-indemnities in place that may enable us to recover some or all of our losses in the event of the contractor's non-performance. We believe the likelihood of having to perform under these guarantees is remote. There were no material amounts recorded in our consolidated financial statements related to third-party guarantee agreements as of December 31, 2021 or 2020.

We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our senior secured revolving credit facilities (the Revolving Credit Facility), will be sufficient to meet our presently anticipated future cash needs. We may experience volatility in cash flows between periods due to, among other reasons, variability in the timing of vendor payments and customer receipts. We may, from time to time, borrow additional amounts under the Revolving Credit Facility or issue debt or equity securities, if market conditions are favorable, to meet future cash needs or to reduce our borrowing costs.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the year ended December 31, 2021, our non-GAAP pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $1,182.6 million, which included annualized synergies expected to be realized within the next year ($2.6 million) and annualized savings expected from cost reduction initiatives ($63.0 million) so that the impact of the synergies and cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at December 31, 2021.

Cash and cash equivalents decreased during 2021 primarily driven by cash paid for capital expenditures of $131.4 million, costs related to the debt refinancing of $46.4 million, cash dividends paid for the Convertible Preferred Stock of $43.0 million, tax withholding payments for vested equity-based compensation awards of $26.4 million and a payment to settle a net investment hedge of $18.0 million, partially offset by cash generated from operating activities of $122.3 million. As of December 31, 2021, approximately 72% of our cash and cash equivalents were held outside the U.S.

Working capital, excluding cash and cash equivalents and the current portion of long-term debt, increased during 2021 primarily due to higher inventory balances as a result of rising material costs and increases in stock as we build inventory waiting for certain materials or components to complete our products for sale. Partially offsetting the increase in inventory was an increase in accounts payable mainly driven by higher inventory balances. During 2021, we sold approximately $45 million of accounts receivable under customer-sponsored supplier financing agreements; however, only $14.0 million of that amount impacted working capital, excluding cash and cash equivalents and the current portion of long-term debt, as of December 31, 2021. Under these agreements, we are able to sell accounts receivable to a bank, and we retain no interest in and have no servicing responsibilities for the accounts receivable sold.

The net reduction in total capitalization during 2021 reflected the net loss for the year and foreign currency translation losses.

Cash Flow Overview

	Year Ended December 31,		$	%
	2021	2020	Change	Change
	(dollars in millions)
Net cash generated by operating activities	$122.3	$436.2	$(313.9)	(72.0)%
Net cash used in investing activities	(136.8)	(120.2)	(16.6)	13.8
Net cash used in financing activities	(139.5)	(383.8)	244.3	(63.7)

Operating Activities

	Year Ended December 31,
	2021	2020
	(in millions)
Net loss	$(462.6)	$(573.4)
Adjustments to reconcile net loss to net cash generated by operating activities:
Depreciation and amortization	786.3	823.3
Equity-based compensation	79.6	115.0
Deferred income taxes	(147.5)	(154.7)
Asset impairments	13.7	206.7
Changes in assets and liabilities:
Accounts receivable	(59.6)	228.4
Inventories	(359.8)	(100.5)
Prepaid expenses and other current assets	3.2	(17.2)
Accounts payable and other accrued liabilities	256.0	(175.2)
Other noncurrent liabilities	8.4	(4.0)
Other noncurrent assets	(45.5)	28.8
Other	50.1	59.0
Net cash generated by operating activities	$122.3	$436.2

During 2021, operating cash flows decreased compared to the prior year primarily as a result of lower operating performance and increases in working capital in the current year due to improved net sales, higher inventory costs and the building of inventory as we wait for certain materials or components to complete our products for sale.

Investing Activities

	Year Ended December 31,
	2021	2020
	(in millions)
Additions to property, plant and equipment	$(131.4)	$(121.2)
Proceeds from sale of property, plant and equipment	13.1	5.0
Cash paid for Cable Exchange acquisition	—	(3.5)
Payments upon settlement of net investment hedge	(18.0)	—
Other	(0.5)	(0.5)
Net cash used in investing activities	$(136.8)	$(120.2)

During 2021, the increase in cash used in investing activities was driven by a payment made to settle a net investment hedge of $18.0 million and an increase of $10.2 million in our investment in property, plant and equipment that primarily related to supporting improvements in manufacturing operations, including expanding production capacity and investing in information technology, including software developed for internal use. These were partially offset by an increase in proceeds from the sale of property, plant and equipment mainly driven by proceeds of $10.5 million related to the sale of a manufacturing location.

Financing Activities

	Year Ended December 31,
	2021	2020
	(in millions)
Long-term debt repaid	$(1,282.0)	$(1,282.0)
Long-term debt proceeds	1,250.0	950.0
Debt issuance costs	(12.0)	(11.7)
Debt extinguishment costs	(34.4)	(17.9)
Dividends paid on Series A convertible preferred stock	(43.0)	(14.3)
Proceeds from the issuance of common shares under equity-based compensation plans	5.6	9.0
Tax withholding payments for vested equity-based compensation awards	(26.4)	(16.9)
Other	2.7	—
Net cash used in financing activities	$(139.5)	$(383.8)

In 2021, we issued $1,250.0 million of 4.75% senior secured notes due 2029 (the 2029 Secured Notes) and used the net proceeds from the offering, together with cash on hand, to redeem and retire $1,250.0 million outstanding under the 2024 Secured Notes. In connection with the issuance of the 2029 Secured Notes, we paid $12.0 million of debt issuance costs. We paid a redemption premium of $34.4 million to retire the 2024 Secured Notes. We also paid four quarterly scheduled amortization payments totaling $32.0 million on the senior secured term loan due in 2026 (the 2026 Term Loan). We may continue to look for favorable opportunities to refinance portions of our existing debt to lower borrowing costs, extend the term or adjust the total amount of fixed-rate or floating-rate debt.

In 2020, we issued $700.0 million of 7.125% senior notes due 2028 (the 2028 Notes) and used the net proceeds from the offering to redeem and retire the $700.0 million outstanding under the 2021 Notes and the 2024 Notes. We incurred $11.7 million of debt issuance costs in connection with the issuance of the 2028 Notes. In addition, we redeemed $100.0 million aggregate principal amount of the 2021 Notes, redeemed $100.0 million aggregate principal amount of the 2025 Notes and paid four quarterly scheduled amortization payments totaling $32.0 million on the 2026 Term Loan. We paid redemption premiums of $11.9 million to retire the 2024 Notes and $6.0 million to partially redeem the 2025 Notes. Also during 2020, we borrowed and repaid $250.0 million under our senior secured asset-based revolving credit facility (the Revolving Credit Facility).

As of December 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility and the remaining availability was $684.1 million, reflecting a borrowing base of $777.6 million reduced by $93.5 million of letters of credit issued under the Revolving Credit Facility.

Also impacting cash used in financing activities for the year ended December 31, 2021 was the increase of $28.7 million in cash dividends paid for the Convertible Preferred Stock. In 2021, the dividends for the Convertible Preferred Stock were paid in cash for three of the four quarters, while in the prior year, the dividends were paid in additional shares of the Convertible Preferred Stock for three of the four quarters. During 2021, we received proceeds of $5.6 million related to the exercise of stock options compared to $9.0 million in the prior year. During 2021, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $26.4 million compared to $16.9 million in the prior year.

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

Consolidated

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net loss	$(462.6)	$(573.4)	$(929.5)
Income tax benefit	(71.9)	(81.1)	(144.5)
Interest income	(1.9)	(4.4)	(18.1)
Interest expense	561.2	577.8	577.2
Other expense, net	23.8	29.3	6.4
Operating income (loss)	$48.6	$(51.8)	$(508.5)
Adjustments:
Amortization of purchased intangible assets	613.0	630.5	593.2
Restructuring costs, net	91.9	88.4	87.7
Equity-based compensation	79.6	115.0	90.8
Asset impairments	13.7	206.7	376.1
Transaction, transformation and integration costs (1)	90.3	24.9	195.3
Acquisition accounting adjustments (2)	11.5	20.6	264.2
Patent claims and litigation settlements	31.7	16.3	55.0
Executive severance	—	6.3	—
Depreciation	136.7	158.3	143.7
Non-GAAP adjusted EBITDA	$1,117.0	$1,215.2	$1,297.5

(1)
In 2021, primarily reflects transaction separation costs related to the planned spin-off of the Home Networks business from CommScope, transformation costs related to CommScope NEXT and integration costs related to the ARRIS acquisition. In 2020, primarily reflects integration costs related to the ARRIS acquisition and in 2019, primarily reflects transaction and integration costs related to the ARRIS acquisition.
(2)
In 2021 and 2020, reflects acquisition accounting adjustments related to reducing deferred revenue to its estimated fair value. In 2019, reflects acquisition accounting adjustments of $218.8 million related to the mark up of inventory to its estimated fair value and acquisition accounting adjustments of $45.4 million related to reducing deferred revenue to its estimated fair value.

Reconciliation of Segment Adjusted EBITDA

Segment adjusted EBITDA is provided as a performance measure in Note 16 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Below we reconcile segment adjusted EBITDA for each segment individually to operating income (loss) for that segment to supplement the reconciliation of the total segment adjusted EBITDA to consolidated operating (loss) in that footnote.

Broadband Networks Segment

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating income (loss)	$120.1	$157.2	$(341.7)
Adjustments:
Amortization of purchased intangible assets	322.1	323.1	273.2
Restructuring costs, net	69.8	17.8	36.9
Equity-based compensation	32.6	44.4	34.8
Asset impairments	—	—	142.1
Transaction, transformation and integration costs	20.4	7.9	120.2
Acquisition accounting adjustments	4.8	11.4	135.8
Patent claims and litigation settlements	2.9	3.0	—
Executive severance	—	2.2	—
Depreciation	57.2	58.4	55.1
Adjusted EBITDA	$629.9	$625.4	$456.5

Outdoor Wireless Networks Segment

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating income	$199.0	$181.1	$200.3
Adjustments:
Amortization of purchased intangible assets	33.5	45.8	49.5
Restructuring costs, net	3.5	15.7	6.9
Equity-based compensation	8.3	13.6	12.9
Transaction, transformation and integration costs	8.4	4.2	19.1
Patent claims and litigation settlements	—	—	55.0
Executive severance	—	1.2	—
Depreciation	15.2	17.0	17.5
Adjusted EBITDA	$267.9	$278.5	$361.2

Venue and Campus Networks Segment

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating loss	$(55.6)	$(114.7)	$(186.7)
Adjustments:
Amortization of purchased intangible assets	153.6	157.7	166.6
Restructuring costs, net	10.0	24.9	20.7
Equity-based compensation	25.4	34.9	28.3
Asset impairments	—	—	41.2
Transaction, transformation and integration costs	13.8	6.7	58.3
Acquisition accounting adjustments	4.6	7.3	100.6
Patent claims and litigation settlements	0.3	13.7	—
Executive severance	—	1.7	—
Depreciation	41.6	47.8	40.4
Adjusted EBITDA	$193.7	$180.0	$269.3

Home Networks Segment

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating loss	$(214.9)	$(275.4)	$(180.4)
Adjustments:
Amortization of purchased intangible assets	103.9	103.9	103.9
Restructuring costs, net	8.6	30.0	23.2
Equity-based compensation	13.4	22.1	14.8
Asset impairments	13.7	206.7	192.8
Transaction, transformation and integration costs	47.8	6.2	(2.3)
Acquisition accounting adjustments	1.9	1.9	27.8
Patent claims and litigation settlements	28.5	(0.3)	—
Executive severance	—	1.2	—
Depreciation	22.7	35.1	30.7
Adjusted EBITDA	$25.5	$131.3	$210.5

Note: Components may not sum to total due to rounding

Recent Accounting Pronouncements

See Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Effects of Inflation and Changing Prices

We continually attempt to minimize the effect of inflation on earnings by controlling our operating costs and adjusting our selling prices. The principal raw materials and components purchased by us (aluminum, copper, steel, bimetals, optical fiber, plastics and other polymers, capacitors, memory devices and silicon chips) are subject to changes in market price as they are influenced by commodity markets and other factors. Prices for these items have, at times, been volatile. As a result, we have adjusted our prices for certain products and may have to adjust prices again in the future. To the extent that we are unable to pass on cost increases to customers without a significant decrease in sales volume or must implement price reductions in response to a rapid decline in raw material costs, these cost changes could have a material adverse impact on the results of our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. We may utilize derivative financial instruments, among other methods, to hedge some of these exposures. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

The table below summarizes the expected interest and principal payments associated with our variable rate debt outstanding at December 31, 2021 (mainly the $3.1 billion variable rate senior secured term loan due 2026 (the 2026 Term Loan) and our asset-based revolving credit facility). The principal payments presented below are based on scheduled maturities and assume no borrowings under our asset-based revolving credit facility. The interest payments presented below assume the interest rates in effect as of December 31, 2021 (see Note 7 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). The impact of a 1% increase in the interest rate index on projected future interest payments on the variable rate debt is also included in the table below.

	2022	2023	2024	2025	2026	There- after
Principal and interest payments on variable rate debt	$139.8	$138.7	$135.4	$133.2	$3,012.6	$—
Average cash interest rate	3.47%	3.47%	3.39%	3.35%	3.35%	—
Impact of 1% increase in interest rate index	$31.1	$30.8	$30.5	$30.2	$3.7	$—

We also have $6.5 billion aggregate principal amount of fixed rate senior notes. The table below summarizes our expected interest and principal payments related to our fixed rate debt at December 31, 2021.

	2022	2023	2024	2025	2026	There- after
Principal and interest payments on fixed rate debt	$397.3	$397.3	$397.3	$1,658.2	$1,774.2	$4,008.1
Average cash interest rate	6.11%	6.11%	6.11%	6.12%	6.16%	5.34%

As part of our hedging strategy to mitigate a portion of the exposure to changes in cash flows resulting from the variable interest rate on the 2026 Term Loan, in March 2019, we entered into and designated pay-fixed, receive-variable interest rate swap derivatives as cash flow hedges of interest rate risk. The total notional amount of the interest rate swap derivatives as of December 31, 2021 was $600 million with outstanding maturities of up to twenty-seven months. As of December 31, 2021, the combined fair value of the interest rate swaps was an $11.8 million loss. The table above excludes the impact of these interest rate swap derivatives. See Note 8 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion of these contracts.

Foreign Currency Risk

Approximately 42% and 39% of net sales for 2021 and 2020, respectively, were to customers located outside the U.S. Significant changes in foreign currency exchange rates could adversely affect our international sales levels and the related collection of amounts due. In addition, a significant decline in the value of currencies used in certain regions of the world as compared to the U.S. dollar could adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. Conversely, significant increases in the value of foreign currencies as compared to the U.S. dollar could adversely affect profitability as certain product costs increase relative to a U.S. dollar-denominated sales price. The foreign currencies to which we have the greatest exposure include the Chinese yuan, euro, British pound sterling, Mexican peso, Japanese yen, Canadian dollar, Australian dollar, Brazilian real, South African rand, Indian rupee and Czech koruna. Local manufacturing provides a partial natural hedge and we continue to evaluate additional alternatives to help us reasonably manage the market risk related to foreign currency exposures.

We use derivative instruments such as forward exchange contracts to manage the risk of fluctuations in the value of certain foreign currencies. As of December 31, 2021, we had foreign exchange contracts with a net unrealized gain of $4.9 million, with maturities of up to eight months and aggregate notional value of $520.9 million (based on exchange rates as of December 31, 2021). These contracts are not designated as hedges for accounting purposes and are marked to market each period through earnings and, as such, there were no unrecognized gains or losses as of December 31, 2021 or 2020. In addition, we held certain foreign exchange forward contracts and cross currency swaps designated as net investment hedges to mitigate a portion of the foreign currency risk on the euro net investment in a foreign subsidiary which matured in the second quarter of 2021. As of December 31, 2021, we did not have derivative instruments designated as net investment hedges. Our derivative instruments are not leveraged and are not held for trading or speculation. See Note 8 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion of these contracts. We continuously evaluate the amount and type of derivative instruments utilized to manage the market risk related to foreign currency exposures.

Commodity Price Risk

Materials account for a large portion of our cost of sales. These materials, such as aluminum, copper, steel, bimetals, optical fiber, plastics and other polymers, capacitors, memory devices and silicon chips, are subject to changes in market price as they are influenced by commodity markets and supply and demand levels, among other factors. Management attempts to mitigate these risks through effective requirements planning and by working closely with key suppliers to obtain the best possible pricing and delivery terms. We may also enter into agreements with certain suppliers to guarantee our access to certain key components. As of December 31, 2021, we had forward purchase commitments outstanding under take-or-pay contracts for certain metals of approximately $9.7 million that we expect to consume in the normal course of operations through the second quarter of 2022. We continuously evaluate the amount and type of derivative instruments utilized to manage commodity price risk.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CommScope Holding Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CommScope Holding Company, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2022 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter

As more fully described in Note 3 to the consolidated financial statements, at December 31, 2021, the Company’s goodwill was $5,231.7 million. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. Goodwill is tested for impairment at the reporting unit level annually, or more frequently if indicators of potential goodwill impairment exist. The Company performed its annual goodwill impairment test for all reporting units in the fourth quarter of 2021 using both a discounted cash flow model and a guideline public company approach. As a result of the annual goodwill impairment test, the Company recorded a $13.7 million impairment charge in the Home Networks reporting unit, which reflects a full impairment of the goodwill of that reporting unit, as its estimated fair value was less than the carrying value.

Auditing management’s goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the fair value estimates were sensitive to changes in significant assumptions, such as the estimated discount rates, projected revenue growth rates and projected operating income margins, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We evaluated the Company’s assessment of the impairment of goodwill. We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the goodwill impairment test, including controls over management’s development and review of the significant assumptions discussed above.

To test the estimated fair value of the reporting units, we performed audit procedures with the assistance of our valuation specialists that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We evaluated the Company’s estimated discount rate methodology and developed independent ranges of reasonable discount rates. We compared the significant assumptions of projected revenue growth rates and projected operating income margins used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix and other relevant factors. We also evaluated the reasonableness of the guideline public companies used to develop the fair value estimates of the reporting units. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company. We also recalculated the goodwill impairment charge and evaluated the related goodwill disclosures included in Note 3 to the consolidated financial statements.

Incomes Taxes - Valuation Allowance
Description of the Matter

As more fully described in Notes 2 and 12 to the consolidated financial statements, at December 31, 2021, the Company recognized deferred tax assets related to deductible temporary differences and carryforwards of $898.9 million, net of valuation allowances of $706.7 million. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management’s assessment of the realizability of deferred tax assets involved especially challenging and subjective auditor judgment in determining whether the reversal of existing taxable temporary differences and the generation of sufficient future taxable income supports the realization of the Company’s existing deferred tax assets before expiration.

How We Addressed the Matter in Our Audit

We evaluated the Company’s assessment of the realizability of deferred tax assets, with the assistance of our income tax professionals. We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s development and review of the estimated future taxable income discussed above.

To test the realizability of deferred tax assets, we performed audit procedures with the assistance of our income tax professionals that included, among others, evaluating whether the sources of management’s estimated taxable income were of the appropriate character and would be sufficient to utilize the deferred tax assets under the relevant tax laws. We tested the forecasted timing of the reversal of existing taxable temporary differences by evaluating the projected sources of taxable income and considering the nature of the temporary differences. We also evaluated the significant assumptions used by the Company to develop estimates of future taxable income and tested the completeness and accuracy of the underlying data. For example, we compared management’s estimates of future taxable income with current industry and economic trends, the actual results of prior periods, and other forecasted financial information prepared by the Company. We also evaluated the related income tax disclosures included in Notes 2 and 12 to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Charlotte, North Carolina

February 16, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CommScope Holding Company, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CommScope Holding Company, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CommScope Holding Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 16, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 16, 2022

CommScope Holding Company, Inc.

Consolidated Statements of Operations

(In millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net sales	$8,586.7	$8,435.9	$8,345.1
Cost of sales	5,902.4	5,688.1	5,941.0
Gross profit	2,684.3	2,747.8	2,404.1
Operating expenses:
Selling, general and administrative	1,233.9	1,170.7	1,277.1
Research and development	683.2	703.3	578.5
Amortization of purchased intangible assets	613.0	630.5	593.2
Restructuring costs, net	91.9	88.4	87.7
Asset impairments	13.7	206.7	376.1
Total operating expenses	2,635.7	2,799.6	2,912.6
Operating income (loss)	48.6	(51.8)	(508.5)
Other expense, net	(23.8)	(29.3)	(6.4)
Interest expense	(561.2)	(577.8)	(577.2)
Interest income	1.9	4.4	18.1
Loss before income taxes	(534.5)	(654.5)	(1,074.0)
Income tax benefit	71.9	81.1	144.5
Net loss	(462.6)	(573.4)	(929.5)
Series A convertible preferred stock dividend	(57.3)	(56.1)	(40.7)
Deemed dividend on Series A convertible preferred stock	—	—	(3.0)
Net loss attributable to common stockholders	$(519.9)	$(629.5)	$(973.2)

Loss per share:
Basic	$(2.55)	$(3.20)	$(5.02)
Diluted	$(2.55)	$(3.20)	$(5.02)

Weighted average shares outstanding:
Basic	203.6	196.8	193.7
Diluted	203.6	196.8	193.7

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Consolidated Statements of Comprehensive Loss

(In millions)

	Year Ended December 31,
	2021	2020	2019
Comprehensive loss:
Net loss	$(462.6)	$(573.4)	$(929.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(85.3)	82.2	(22.2)
Defined benefit plans:
Change in unrecognized actuarial gain (loss)	22.8	(10.8)	(7.7)
Change in unrecognized net prior service credit	0.2	(0.2)	(0.4)
Gain (loss) on hedging instruments	11.8	(30.1)	(7.5)
Total other comprehensive income (loss), net of tax	(50.5)	41.1	(37.8)
Total comprehensive loss	$(513.1)	$(532.3)	$(967.3)

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Consolidated Balance Sheets

(In millions, except share amounts)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$360.3	$521.9
Accounts receivable, less allowance for doubtful accounts of $63.7 and $40.3, respectively	1,532.6	1,487.4
Inventories, net	1,435.8	1,088.9
Prepaid expenses and other current assets	251.0	256.3
Total current assets	3,579.7	3,354.5
Property, plant and equipment, net of accumulated depreciation of $787.4 and $705.7, respectively	656.3	684.5
Goodwill	5,231.7	5,286.5
Other intangible assets, net	3,027.3	3,650.4
Other noncurrent assets	764.5	600.9
Total assets	$13,259.5	$13,576.8
Liabilities and Stockholders' Equity (Deficit)
Accounts payable	$1,160.7	$1,010.8
Accrued and other liabilities	989.8	910.6
Current portion of long-term debt	32.0	32.0
Total current liabilities	2,182.5	1,953.4
Long-term debt	9,478.5	9,488.6
Deferred income taxes	208.2	206.2
Other noncurrent liabilities	490.8	531.8
Total liabilities	12,360.0	12,180.0
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,056.1	1,041.8
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,056,144 and 1,041,819, respectively, Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 204,567,294 and 200,095,232, respectively	2.2	2.1
Additional paid-in capital	2,540.7	2,512.9
Accumulated deficit	(2,215.3)	(1,752.7)
Accumulated other comprehensive loss	(206.4)	(155.9)
Treasury stock, at cost: 10,970,585 shares and 9,223,081 shares, respectively	(277.8)	(251.4)
Total stockholders' equity (deficit)	(156.6)	355.0
Total liabilities and stockholders' equity (deficit)	$13,259.5	$13,576.8

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net loss	$(462.6)	$(573.4)	$(929.5)
Adjustments to reconcile net loss to net cash generated by operating activities:
Depreciation and amortization	786.3	823.3	770.9
Equity-based compensation	79.6	115.0	90.8
Deferred income taxes	(147.5)	(154.7)	(260.8)
Asset impairments	13.7	206.7	376.1
Changes in assets and liabilities:
Accounts receivable	(59.6)	228.4	258.8
Inventories	(359.8)	(100.5)	489.1
Prepaid expenses and other current assets	3.2	(17.2)	19.5
Accounts payable and other accrued liabilities	256.0	(175.2)	(274.0)
Other noncurrent liabilities	8.4	(4.0)	7.2
Other noncurrent assets	(45.5)	28.8	46.0
Other	50.1	59.0	2.3
Net cash generated by operating activities	122.3	436.2	596.4
Investing Activities:
Additions to property, plant and equipment	(131.4)	(121.2)	(104.1)
Proceeds from sale of property, plant and equipment	13.1	5.0	1.6
Proceeds from sale of long-term investments	—	—	9.3
Cash paid for ARRIS acquisition, net of cash acquired	—	—	(5,053.4)
Cash paid for Cable Exchange acquisition	—	(3.5)	(11.0)
Payments upon settlement of net investment hedge	(18.0)	—	—
Other	(0.5)	(0.5)	2.7
Net cash used in investing activities	(136.8)	(120.2)	(5,154.9)
Financing Activities:
Long-term debt repaid	(1,282.0)	(1,282.0)	(3,061.3)
Long-term debt proceeds	1,250.0	950.0	6,933.0
Debt issuance costs	(12.0)	(11.7)	(120.8)
Debt extinguishment costs	(34.4)	(17.9)	—
Series A convertible preferred stock proceeds	—	—	1,000.0
Dividends paid on Series A convertible preferred stock	(43.0)	(14.3)	(40.7)
Deemed dividend paid on Series A convertible preferred stock	—	—	(3.0)
Proceeds from the issuance of common shares under equity-based compensation plans	5.6	9.0	4.6
Tax withholding payments for vested equity-based compensation awards	(26.4)	(16.9)	(13.2)
Other	2.7	—	—
Net cash generated by (used in) financing activities	(139.5)	(383.8)	4,698.6
Effect of exchange rate changes on cash and cash equivalents	(7.6)	(8.5)	(0.1)
Change in cash and cash equivalents	(161.6)	(76.3)	140.0
Cash and cash equivalent at beginning of period	521.9	598.2	458.2
Cash and cash equivalents at end of period	$360.3	$521.9	$598.2

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

(In millions, except share amounts)

	Year Ended December 31,
	2021	2020	2019
Number of common shares outstanding:
Balance at beginning of period	200,095,232	194,563,530	192,376,255
Issuance of shares under equity-based compensation plans	6,219,566	7,343,401	2,854,575
Shares surrendered under equity-based compensation plans	(1,747,504)	(1,811,699)	(667,300)
Balance at end of period	204,567,294	200,095,232	194,563,530
Common stock:
Balance at beginning of period	$2.1	$2.0	$2.0
Issuance of shares under equity-based compensation plans	0.1	0.1	—
Balance at end of period	$2.2	$2.1	$2.0
Additional paid-in capital:
Balance at beginning of period	$2,512.9	$2,445.1	$2,385.1
Issuance of shares under equity-based compensation plans	5.5	8.9	4.6
Equity-based compensation	79.6	115.0	90.8
Equity-based compensation assumed	—	—	8.3
Dividend on Series A convertible preferred stock	(57.3)	(56.1)	(40.7)
Deemed dividend on Series A convertible preferred stock	—	—	(3.0)
Balance at end of period	$2,540.7	$2,512.9	$2,445.1
Accumulated deficit:
Balance at beginning of period	$(1,752.7)	$(1,179.3)	$(249.8)
Net loss	(462.6)	(573.4)	(929.5)
Balance at end of period	$(2,215.3)	$(1,752.7)	$(1,179.3)
Accumulated other comprehensive loss:
Balance at beginning of period	$(155.9)	$(197.0)	$(159.2)
Other comprehensive income (loss), net of tax	(50.5)	41.1	(37.8)
Balance at end of period	$(206.4)	$(155.9)	$(197.0)
Treasury stock, at cost:
Balance at beginning of period	$(251.4)	$(234.5)	$(221.3)
Net shares surrendered under equity-based compensation plans	(26.4)	(16.9)	(13.2)
Balance at end of period	$(277.8)	$(251.4)	$(234.5)
Total stockholders' equity (deficit)	$(156.6)	$355.0	$836.3

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements

(In millions, unless otherwise noted)

1. BACKGROUND AND DESCRIPTION OF THE BUSINESS

CommScope Holding Company, Inc., along with its direct and indirect subsidiaries (CommScope or the Company), is a global provider of infrastructure solutions for communication and entertainment networks. The Company’s solutions for wired and wireless networks enable service providers including cable, telephone and digital broadcast satellite operators and media programmers to deliver media, voice, Internet Protocol (IP) data services and Wi-Fi to their subscribers and allow enterprises to experience constant wireless and wired connectivity across complex and varied networking environments. The Company’s solutions are complemented by a broad array of services including technical support, systems design and integration. CommScope is a leader in digital video and IP television (IPTV) distribution systems, broadband access infrastructure platforms and equipment that delivers data and voice networks to homes. CommScope’s global leadership position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions, and global manufacturing and distribution scale.

In the second quarter of 2021, management shifted certain product lines from the Company’s Broadband Networks (Broadband) segment to its Home Networks (Home) segment to better align with how the business is being managed. All prior period amounts in these consolidated financial statements have been recast to reflect these operating segment changes.

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

The expected loss rates are based on the payment profiles of sales over the preceding thirty-six months and the corresponding historical credit losses experienced within this period. The historical loss rates are adjusted to reflect current and forward-looking information on macroeconomic factors affecting the ability of the customers to settle their trade accounts receivable. Accounts are written off against the allowance account when they are determined to be no longer collectible.

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

Goodwill and Other Intangible Assets

Goodwill is assigned to reporting units based on the difference between the purchase price as allocated to the reporting units and the estimated fair value of the identified net assets acquired as allocated to the reporting units. Purchased intangible assets with finite lives are carried at their estimated fair values at the time of acquisition less accumulated amortization and any impairment charges. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets, which approximates the pattern that the economic benefits are realized by the Company.

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. Property, plant and equipment, intangible assets with finite lives and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. See Notes 3 and 9 for discussion of asset impairment charges.

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

The Company records the income tax effects related to the activity of its defined benefit plans and hedging instruments in accumulated other comprehensive loss at the currently enacted tax rate and reclassifies it to net income (loss) in the same period that the related pre-tax accumulated comprehensive income (loss) reclassifications are recognized.

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

Other customer contract types include a variety of post-contract support service offerings, which are generally recognized over time as the services are provided, including the following: maintenance and support services provided under annual service-level agreements; “Day 2” professional services to help customers maximize their utilization of deployed systems; and installation services related to the routine installation of equipment ordered by the customer at the customer’s site.

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

Unbilled receivables are recorded when revenues are recognized in advance of invoice issuance. A contract asset is any portion of unbilled receivables for which the right to consideration is conditional on a factor other than the passage of time, which is common for certain performance obligations related to project contracts. These assets are presented on a combined basis with accounts receivable and are converted to accounts receivable once the Company’s right to the consideration becomes unconditional, which varies by contract but is generally based on achieving certain acceptance milestones. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset would be one year or less.

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

Restructuring

The Company records restructuring charges associated with management-approved restructuring plans, which could include the elimination of job functions, closure or relocation of facilities, reorganization of operations, changes in management structure, workforce reductions or other actions. Restructuring charges may include ongoing and enhanced termination benefits related to employee separations, contract termination costs, impairment of certain assets and other related costs associated with exit or disposal activities. Severance benefits are provided to employees primarily under the Company’s ongoing benefit arrangements. These severance costs are accrued once management commits to a plan of termination and it becomes probable that employees will be separated and entitled to benefits at amounts that can be reasonably estimated. In some instances, the Company enhances its ongoing termination benefits with one-time termination benefits, which are recognized when employees are notified of their enhanced termination benefits.

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

Advertising Costs

Advertising costs are expensed in the period in which they are incurred and are reflected in selling, general and administrative expense on the Consolidated Statements of Operations. Advertising expense was $35.8 million, $45.9 million and $39.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Company periodically uses forward contracts to hedge a portion of its balance sheet foreign exchange re-measurement risk and to hedge certain planned foreign currency expenditures. Unrealized gains and losses resulting from these contracts are recognized in other expense, net and partially offset corresponding foreign exchange gains and losses on the balances and expenditures being hedged. These instruments are not designated as hedges for hedge accounting purposes and are marked to market each period through earnings.

The Company periodically designates certain foreign currency contracts as net investment hedges to mitigate a portion of the foreign currency risk on the euro net investment in a foreign subsidiary. Hedge effectiveness is assessed each quarter based on the net investment in the foreign subsidiary designated as the hedged item and the changes in the fair value of designated foreign currency contracts based on spot rates. For hedges that meet the effectiveness requirements, changes in fair value are recorded as a component of other comprehensive income (loss), net of tax. Amounts excluded from hedge effectiveness at inception under the spot method for designated forward contracts are recognized on a straight-line basis over the life of each contract and for designated cross-currency swap contracts are recognized as interest accrues.

The Company also has a hedging strategy to mitigate a portion of the exposure to changes in cash flows resulting from variable interest rates on the senior secured term loan due 2026 which are based on the one-month LIBOR benchmark rate (see Note 7). Hedge effectiveness is assessed each quarter, and for hedges that meet the effectiveness requirements, changes in fair value are recorded as a component of other comprehensive income (loss), net of tax, and are reclassified to interest expense as interest payments are made on the Company’s variable rate debt.

The Company has elected and documented the use of the normal purchases and sales exception for normal purchase and sales contracts that meet the definition of a derivative financial instrument. See Note 8 for further disclosure related to the derivative instruments and hedging activities.

Foreign Currency Translation

For the years ended December 31, 2021, 2020 and 2019, approximately 42%, 39% and 41%, respectively, of the Company’s net sales were to customers located outside the U.S. A portion of these sales was denominated in currencies other than the U.S. dollar, particularly sales from the Company’s foreign subsidiaries. The financial position and results of operations of certain of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries have been translated at the exchange rates as of the balance sheet date. Translation gains and losses are recorded in accumulated other comprehensive loss. Upon sale or liquidation of an investment in a foreign subsidiary, the amount of net translation gains or losses that have been accumulated in other comprehensive loss attributable to that investment are reported as a gain or loss in earnings in the period in which the sale or liquidation occurs.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Aggregate foreign currency gains and losses, such as those resulting from the settlement of receivables or payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency, are recorded currently in earnings (included in other expense, net) and resulted in losses of $4.4 million, $19.2 million and $11.9 million during the years ended December 31, 2021, 2020 and 2019, respectively. Foreign currency remeasurement gains and losses related to certain long-term intercompany loans that are not expected to be settled in the foreseeable future and the effective portion of foreign currency contracts designated as net investment hedges are recorded in accumulated other comprehensive loss. See Note 8 for disclosure of foreign currency gains and losses specifically related to foreign currency contracts.

Equity-Based Compensation

The estimated fair value of stock awards is recognized as expense over the requisite service periods. Forfeitures of stock awards are recognized as they occur. The Company records deferred tax assets related to compensation expense for awards that are expected to result in future tax deductions for the Company, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it expects to receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and actual tax deductions reported on the Company’s income tax return are recorded in the Consolidated Statements of Operations within income tax expense (benefit).

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

For the years ended December 31, 2021, 2020 and 2019, 12.2 million, 17.4 million and 11.2 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because either the effect was antidilutive or the performance conditions were not met. Of those amounts, for the years ended December 31, 2021, 2020 and 2019, 4.9 million, 4.4 million and 2.4 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss position.

For the years ended December 31, 2021, 2020 and 2019, 37.9 million, 37.1 million and 27.0 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were anti-dilutive; however, they may have been considered dilutive if the Company had not been in a net loss position.

	Year ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(462.6)	$(573.4)	$(929.5)
Dividends on Series A convertible preferred stock	(57.3)	(56.1)	(40.7)
Deemed dividends on Series A convertible preferred stock	—	—	(3.0)
Net loss attributable to common stockholders	$(519.9)	$(629.5)	$(973.2)

Denominator:
Weighted average common shares outstanding - basic	203.6	196.8	193.7
Dilutive effect of as-if converted Series A convertible preferred stock	—	—	—
Dilutive effect of equity-based awards	—	—	—
Weighted average common shares outstanding - diluted	203.6	196.8	193.7

Loss per share:
Basic	$(2.55)	$(3.20)	$(5.02)
Diluted	$(2.55)	$(3.20)	$(5.02)

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

Concentrations of Risk

Non-derivative financial instruments used by the Company in the normal course of business include letters of credit and commitments to extend credit, primarily accounts receivable. The Company generally does not require collateral on its accounts receivable. These financial instruments involve risk, including the credit risk of nonperformance by the counterparties to those instruments, and the actual loss may exceed the reserves provided in the Company’s Consolidated Balance Sheets. See Note 16 for further discussion of customer-related concentrations of risk.

The Company manages its exposures to credit risk associated with accounts receivable using such tools as credit approvals, credit limits and monitoring procedures. CommScope estimates the allowance for doubtful accounts based on the actual payment history and individual circumstances of significant customers as well as the age of receivables. In management’s opinion, as of December 31, 2021, the Company did not have significant unreserved risk of credit loss due to the non-performance of customers or other counterparties related to amounts receivable. However, an adverse change in financial condition of a significant customer or group of customers or in the telecommunications industry could materially affect the Company’s estimates related to doubtful accounts.

The principal raw materials and components purchased by CommScope (aluminum, copper, steel, bimetals, optical fiber, plastics and other polymers, capacitors, memory devices and silicon chips) are subject to changes in market price as these materials are linked to various commodity markets. The Company attempts to mitigate these risks through effective requirements planning and by working closely with its key suppliers to obtain the best possible pricing and delivery terms.

The Company relies on sole suppliers or a limited group of suppliers for certain key components (memory devices, capacitors and silicon chips), subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

Recent Accounting Pronouncements

Adopted in 2021

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

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Issued but Not Adopted

In November 2021, the Financial Accounting Standards Board (FASB) issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The new guidance is expected to clarify requirements regarding the recognition, measurement, presentation and disclosure of government assistance received by business entities. ASU No. 2021-10 is effective for the Company as of January 1, 2022. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance is expected to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability, as well as payment terms which affect subsequent revenue recognized by the acquirer. According to the guidance, at the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if the acquirer had originated the contracts. ASU No. 2021-08 is effective for the Company as of January 1, 2023 and early adoption is permitted. Upon adoption, the guidance will be applied prospectively to business combinations occurring on or after the adoption date. The Company will continue to evaluate the impact of this guidance, which will depend on future business combinations.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new guidance simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share, along with expanded disclosures. ASU No. 2020-06 is effective for the Company as of January 1, 2022. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s financial statements or disclosures.

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, respectively. Together, the ASUs provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. The Company can elect to apply the amendments through December 31, 2022. As of December 31, 2021, the Company had not utilized any of the expedients discussed within this ASU; however, it continues to assess its agreements to determine whether the expedients would be utilized through the allowed period of December 31, 2022.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets other than goodwill as of December 31, 2021 and 2020:

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer base	$3,508.4	$1,779.3	$1,729.1	$3,524.1	$1,563.2	$1,960.9
Trade names and trademarks	1,022.3	439.8	582.5	1,024.3	376.6	647.7
Patents and technologies	2,025.7	1,310.0	715.7	2,039.7	997.9	1,041.8
Other	58.3	58.3	—	58.3	58.3	—
Total intangible assets	$6,614.7	$3,587.4	$3,027.3	$6,646.4	$2,996.0	$3,650.4

There were no impairments of finite-lived intangible assets identified during the years ended December 31, 2021, 2020 or 2019.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Amortization expense for intangible assets was $613.0 million, $630.5 million and $593.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Future amortization expense as of December 31, 2021 is as follows:

Estimated Amortization Expense
2022	$544.9
2023	432.0
2024	344.7
2025	279.6
2026	230.8
Thereafter	1,195.3

The following table presents the activity in goodwill by reportable segment.

	December 31, 2020			Activity			December 31, 2021
	Goodwill	Accumulated Impairment Losses	Total	Additions (Deductions)	Impairment	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
Broadband	$3,369.7	$(193.6)	$3,176.1	$(13.7)	$—	$(24.7)	$3,331.3	$(193.6)	$3,137.7
OWN	669.1	(159.5)	509.6	—	—	(4.0)	665.1	(159.5)	505.6
VCN	1,642.0	(41.2)	1,600.8	—	—	(12.4)	1,629.6	(41.2)	1,588.4
Home	399.5	(399.5)	—	13.7	(13.7)	—	413.2	(413.2)	—
Total	$6,080.3	$(793.8)	$5,286.5	$—	$(13.7)	$(41.1)	$6,039.2	$(807.5)	$5,231.7

	December 31, 2019			Activity			December 31, 2020
	Goodwill	Accumulated Impairment Losses	Total	Additions (Deductions)	Impairment	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
Broadband	$3,355.1	$(193.6)	$3,161.5	$(7.1)	$—	$21.7	$3,369.7	$(193.6)	$3,176.1
OWN	666.0	(159.5)	506.5	—	—	3.1	669.1	(159.5)	509.6
VCN	1,635.6	(41.2)	1,594.4	(1.4)	—	7.8	1,642.0	(41.2)	1,600.8
Home	402.1	(192.8)	209.3	(1.3)	(206.7)	(1.3)	399.5	(399.5)	—
Total	$6,058.8	$(587.1)	$5,471.7	$(9.8)	$(206.7)	$31.3	$6,080.3	$(793.8)	$5,286.5

In the second quarter of 2021, management shifted certain product lines from the Company’s Broadband segment to its Home segment to better align the Home segment with how the business is being managed. The realignment of product lines changed the composition of the Company’s reporting units which resulted in the reallocation of $13.7 million of goodwill from the Network and Cloud reporting unit, within the Broadband segment, to the Home Networks reporting unit, which is reflected as additions (deductions) in the table above. During the annual impairment test performed in the fourth quarter of 2021 and in conjunction with the development of our 2022 and long range plans, the Company identified further weakness in the projected results of its Home Networks reporting unit that stemmed from a continuing decline in customer demand for video products. As a result, the Company determined the goodwill balance in the Home Networks reporting unit was impaired and recorded a $13.7 million impairment charge.

Additions (deductions) for the year ended December 31, 2020 reflect the final measurement period adjustments from the ARRIS acquisition. During the second quarter of 2020, the Company recorded a $206.7 million goodwill impairment charge relating to the Home Networks reporting unit which resulted in a full impairment of the remaining goodwill in the Home segment, and as such, the Home segment had no remaining goodwill balance as of December 31, 2020.

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

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

The majority of the Company’s net sales are product sales that are recognized at a point in time. The Company does have customer arrangements where net sales are recognized over time, but this does not represent a significant portion of consolidated net sales. Contracts with net sales recognized over time are primarily concentrated in the Broadband and Venue and Campus Networks (VCN) segments. In the first quarter of 2021, the Company determined that the geographic disaggregation of net sales by segment is a more meaningful disaggregation of net sales than net sales disaggregated based on the timing of the transfer of goods, given the relatively low level of net sales recognized over time. Therefore, the presentation of net sales by geographic region in Note 16 has been expanded to include segments and the presentation of net sales based on the timing of the transfer of goods has been eliminated.

Allowance for Doubtful Accounts

	Year Ended December 31,
	2021	2020	2019
Allowance for doubtful accounts, beginning of period	$40.3	$35.4	$17.4
Provision	25.8	5.0	10.6
Write-offs	(0.9)	(3.2)	(1.7)
Foreign exchange and other	(1.5)	3.1	9.1
Allowance for doubtful accounts, end of period	$63.7	$40.3	$35.4

During the year ended December 31, 2021, the Company recorded an allowance for $30.3 million to reserve the entire balance due from one customer based on a deterioration in that customer's risk profile. The $30.3 million charge is included in the provision line in the table above and in selling, general and administrative expense on the Consolidated Statements of Operations. The customer served as a value-added reseller for the Home segment. The Company has ceased its relationship with this customer and is pursuing legal action.

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers as of December 31, 2021 and December 31, 2020.

		December 31,
Contract Balance Type	Balance Sheet Location	2021	2020
Unbilled accounts receivable	Accounts receivable, less allowance for doubtful accounts	$35.0	$21.9

Deferred revenue - current	Accrued and other liabilities	$94.6	$90.0
Deferred revenue - noncurrent	Other noncurrent liabilities	61.1	53.2
Total contract liabilities		$155.7	$143.2

There were no material changes to contract asset balances for the year ended December 31, 2021 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2020 to December 31, 2021 was primarily due to upfront support billings recognized over the support term. During the year ended December 31, 2021, the Company recognized $88.6 million of revenue related to contract liabilities recorded as of December 31, 2020.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

5. LEASES

The Company has operating type leases for real estate, equipment and vehicles both in the U.S. and internationally. As of December 31, 2021 and 2020, the Company had no finance type leases. Operating lease expense was $102.1 million, $105.2 million and $88.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Operating lease expense included period cost for short-term, cancellable and variable leases that were not included in lease liabilities, of $33.2 million, $31.3 million and $26.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company occasionally subleases all or a portion of certain unutilized real estate facilities. As of December 31, 2021, the Company’s sublease arrangements were classified as operating type leases and the income amounts were not material for the years ended December 31, 2021, 2020 and 2019, respectively.

Supplemental cash flow information related to operating leases:

	Year Ended December 31,
	2021	2020	2019
Operating cash paid to settle lease liabilities	$71.5	$74.6	$68.4
Right of use asset additions in exchange for lease liabilities	25.3	21.9	33.7

Supplemental balance sheet information related to operating leases:

		December 31,
	Balance Sheet Location	2021	2020
Right of use assets	Other noncurrent assets	$162.5	$159.3

Lease liabilities	Accrued and other liabilities	$46.7	$62.4
Lease liabilities	Other noncurrent liabilities	140.8	119.1
Total lease liabilities		$187.5	$181.5

Weighted average remaining lease term (in years)	5.3
Weighted average discount rate	7.1%

Future minimum lease payments under non-cancellable leases as of December 31, 2021 are as follows:

Operating Leases
2022	58.3
2023	49.9
2024	37.5
2025	22.9
2026	17.1
Thereafter	46.5
Total minimum lease payments	$232.2
Less: imputed interest	(44.7)
Total	$187.5

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

6. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	December 31,
	2021	2020
Raw materials	$436.0	$280.2
Work in process	178.3	140.6
Finished goods	821.5	668.1
	$1,435.8	$1,088.9

Property, Plant and Equipment

	December 31,
	2021	2020
Land and land improvements	$54.1	$60.5
Buildings and improvements	334.4	339.8
Machinery and equipment	968.0	916.7
Construction in progress	87.2	73.2
	1,443.7	1,390.2
Accumulated depreciation	(787.4)	(705.7)
	$656.3	$684.5

Depreciation expense was $136.7 million, $158.3 million and $143.7 million during the years ended December 31, 2021, 2020 and 2019, respectively. No interest was capitalized during the years ended December 31, 2021, 2020 or 2019.

Accrued and Other Liabilities

	December 31,
	2021	2020
Compensation and employee benefit liabilities	$304.7	$277.9
Accrued interest	118.3	120.2
Deferred revenue	94.6	90.0
Product warranty accrual	54.0	45.8
Operating lease liabilities	46.7	62.4
Restructuring liabilities	41.0	22.0
Patent claims and litigation settlements	17.0	25.7
Other	313.5	266.6
	$989.8	$910.6

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss (AOCL), net of tax:

	Year Ended December 31,
	2021	2020
Foreign currency translation
Balance at beginning of period	$(80.5)	$(162.7)
Other comprehensive income (loss)	(86.4)	82.2
Amounts reclassified from AOCL	1.1	—
Balance at end of period	$(165.8)	$(80.5)

Defined benefit plan activity
Balance at beginning of period	$(36.4)	$(25.4)
Other comprehensive income (loss)	24.1	(10.9)
Amounts reclassified from AOCL	(1.1)	(0.1)
Balance at end of period	$(13.4)	$(36.4)

Hedging instruments
Balance at beginning of period	$(39.0)	$(8.9)
Other comprehensive income (loss)	11.8	(30.1)
Balance at end of period	$(27.2)	$(39.0)
Net AOCL at end of period	$(206.4)	$(155.9)

Amounts reclassified from net AOCL related to foreign currency translation and defined benefit plans are recorded in other expense, net in the Consolidated Statements of Operations.

Cash Flow Information

	Year Ended December 31,
	2021	2020	2019
Cash paid during the period for:
Income taxes, net of refunds	$79.4	$94.4	$120.9
Interest	525.9	520.9	465.2

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

7. FINANCING

	December 31,
	2021	2020
7.125% senior notes due July 2028	$700.0	$700.0
5.00% senior notes due March 2027	750.0	750.0
8.25% senior notes due March 2027	1,000.0	1,000.0
6.00% senior notes due June 2025	1,300.0	1,300.0
4.75% senior secured notes due September 2029	1,250.0	—
6.00% senior secured notes due March 2026	1,500.0	1,500.0
5.50% senior secured notes due March 2024	—	1,250.0
Senior secured term loan due April 2026	3,128.0	3,160.0
Senior secured revolving credit facility	—	—
Total principal amount of debt	$9,628.0	$9,660.0
Less: Original issue discount, net of amortization	(20.3)	(24.8)
Less: Debt issuance costs, net of amortization	(97.2)	(114.6)
Less: Current portion	(32.0)	(32.0)
Total long-term debt	$9,478.5	$9,488.6

Senior Notes

On August 23, 2021, CommScope, Inc., a wholly owned subsidiary of the Company issued $1,250.0 million aggregate principal amount of 4.75% senior secured notes due 2029 (the 2029 Secured Notes). The 2029 Secured Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended (the Securities Act), to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside of the U.S. in reliance on Regulation S under the Securities Act. The Company used the net proceeds from the offering of the 2029 Secured Notes, together with cash on hand, to redeem and retire all of the outstanding 5.50% senior secured notes due 2024 (the 2024 Secured Notes) and pay fees and expenses related to the transaction. The redemption of the 2024 Secured Notes resulted in a charge of $34.4 million, reflected in other expense, net, and the write-off of $9.9 million of debt issuance costs, reflected in interest expense, during the year ended December 31, 2021.

In connection with issuing the 2029 Secured Notes, the Company incurred costs of $12.0 million during the year ended December 31, 2021, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the 2029 Secured Notes.

In addition to the 2029 Secured Notes, as of December 31, 2021, the Company had outstanding $1.5 billion of 6.00% senior secured notes due March 1, 2026 issued by CommScope, Inc. in February 2019 (the 2026 Secured Notes and, together with the 2029 Secured Notes, the Secured Notes). As of December 31, 2021, the Company had outstanding four series of senior unsecured notes: (1) $700.0 million initial aggregate principal amount of 7.125% senior notes due July 1, 2028 (the 2028 Notes); (2) $ 750.0 million initial aggregate principal amount of 5.00% senior notes due March 15, 2027 issued by CommScope Technologies LLC (CommScope Technologies), a wholly owned subsidiary of the Company, in March 2017 (the 5.00% 2027 Notes); (3) $1.3 billion aggregate principal amount of 6.00% senior notes due June 15, 2025 issued by CommScope Technologies in June 2015 (the 2025 Notes, and together with the 5.00% 2027 Notes, the CommScope Technologies Notes); (4) $1.0 billion initial aggregate principal amount of 8.25% senior notes due March 1, 2027 issued by CommScope, Inc. in February 2019 (the 8.25% 2027 Notes and, together with the 2028 Notes, the CommScope, Inc. Notes; the Secured Notes, the CommScope Technologies Notes and the CommScope, Inc. Notes, collectively, the Senior Notes).

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

4.75% Senior Secured Notes due 2029 and 6.00% Senior Secured Notes due 2026 (the Secured Notes)

The 2029 Secured Notes mature on September 1, 2029 and the 2026 Secured Notes mature on March 1, 2026. Interest is payable on the Secured Notes semi-annually in arrears on March 1 and September 1 of each year. The Secured Notes are guaranteed on a senior secured basis by the Company and each of CommScope, Inc.’s existing and future wholly owned domestic restricted subsidiaries that is an obligor under the senior secured credit facilities or certain other debt, subject to certain exceptions. The Secured Notes and the related guarantees are secured on a first-priority basis by security interests in all of the assets that secure indebtedness under the 2026 Term Loan (as defined below) on a first-priority basis, and on a second-priority basis in all assets that secure the Revolving Credit Facility (as defined below) on a first-priority basis and the 2026 Term Loan on a second-priority basis. The Secured Notes and the related guarantees rank senior in right of payment to all of CommScope, Inc.’s and the guarantors’ subordinated indebtedness and equally in right of payment with all of CommScope, Inc.’s and the guarantors’ senior indebtedness (without giving effect to collateral arrangements), including the senior secured credit facilities and the other Senior Notes. The Secured Notes and the related guarantees are effectively senior to all of CommScope, Inc.’s and the guarantors’ unsecured indebtedness and debt secured by a lien junior to the liens securing the Secured Notes, in each case to the extent of the value of the collateral, and effectively equal to all of CommScope, Inc.’s and the guarantors’ senior indebtedness secured on the same priority basis as the Secured Notes, including the 2026 Term Loan. The Secured Notes and the related guarantees are effectively subordinated to any of CommScope, Inc.’s or the guarantors’ indebtedness that is secured by assets that do not constitute collateral for the Secured Notes and effectively subordinated to any of CommScope, Inc.’s or the guarantors’ indebtedness that is secured by a senior-priority lien, including under the Revolving Credit Facility, in each case to the extent of the value of the assets securing such indebtedness. In addition, the Secured Notes and related guarantees are structurally subordinated to all existing and future liabilities (including trade payables) of CommScope, Inc.’s subsidiaries that do not guarantee the Secured Notes.

The Secured Notes may be redeemed prior to maturity under certain circumstances. Upon certain change of control events, the Secured Notes may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest. The 2029 Secured Notes may be redeemed on or after September 1, 2024 by CommScope, Inc. at the redemption prices specified in the indenture governing the 2029 Secured Notes. Prior to September 1, 2024, the 2024 Secured Notes may be redeemed by CommScope, Inc. at a redemption price equal to 100% of their principal amount, plus a make-whole premium (as specified in the indenture governing the 2029 Secured Notes), plus accrued and unpaid interest. Prior to September 1, 2024, under certain circumstances, CommScope, Inc. may also redeem up to 40% of the aggregate principal amount of the 2029 Secured Notes at a redemption price of 104.750%, plus accrued and unpaid interest, using the proceeds of certain equity offerings. At any time prior to September 1, 2024, CommScope, Inc. may redeem during each calendar year up to 10.0% of the aggregate principal amount of the 2029 Secured Notes at a redemption price equal to 103.0% of the aggregate principal amount of the 2029 Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. The 2026 Secured Notes may be redeemed on or after March 1, 2022 by CommScope, Inc. at the redemption prices specified in the indenture governing the 2026 Secured Notes. Prior to March 1, 2022, the 2026 Secured Notes may be redeemed by CommScope, Inc. at a redemption price equal to 100% of their principal amount, plus a make-whole premium (as specified in the indenture governing the 2026 Secured Notes), plus accrued and unpaid interest. Prior to March 1, 2022, under certain circumstances, CommScope, Inc. may also redeem up to 40% of the aggregate principal amount of the 2026 Secured Notes at a redemption price of 106.00%, plus accrued and unpaid interest, using the proceeds of certain equity offerings. At any time prior to March 1, 2022, CommScope, Inc. may redeem during each calendar year up to 10.0% of the aggregate principal amount of the 2026 Secured Notes at a redemption price equal to 103.0% of the aggregate principal amount of the 2026 Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

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

During the year ended December 31, 2021, the Company made scheduled amortization payments totaling $32.0 million due in equal quarterly installments on the 2026 Term Loan. The current portion of long-term debt reflects $32.0 million of repayments due under the 2026 Term Loan.

No portion of the 2026 Term Loan was reflected as a current portion of long-term debt as of December 31, 2021 related to the potentially required excess cash flow payment because no such payment is expected to be required. There was no excess cash flow payment required in 2021 related to 2020.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Senior Secured Revolving Credit Facility

The Company’s asset-based revolving credit facility (the Revolving Credit Facility) provides borrowing capacity of up to $1.0 billion, subject to certain limitations, with a maturity in April 2024, available to CommScope, Inc. and its U.S. subsidiaries designated as co-borrowers (the Revolving Borrowers). The ability to draw under the Revolving Credit Facility or issue letters of credit is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability of the borrowers to reaffirm the representations and warranties contained in the Revolving Credit Facility and the absence of any default or event of default. As of December 31, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility and had availability of $684.1 million, after giving effect to borrowing base limitations and outstanding letters of credit.

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

The obligations of the Revolving Borrowers under the Revolving Credit Facility are guaranteed by the Company, CommScope, Inc. and each of CommScope, Inc.’s direct and indirect wholly owned U.S. subsidiaries (subject to certain permitted exceptions based on immateriality thresholds of aggregate assets and revenues of excluded U.S. subsidiaries). The Revolving Credit Facility is secured by a lien on substantially all of the Revolving Borrowers’ and the guarantors’ current and fixed assets (subject to certain exceptions). The Revolving Credit Facility has a first-priority lien on all current assets and a second-priority lien on all fixed assets (second in priority to the liens securing the 2029 Secured Notes, the 2026 Secured Notes and the 2026 Term Loan), in each case, subject to other permitted liens.

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

Other Matters

The following table summarizes scheduled maturities of long-term debt as of December 31, 2021:

	2022	2023	2024	2025	2026	Thereafter
Scheduled maturities of long-term debt	$32.0	$32.0	$32.0	$1,332.0	$4,500.0	$3,700.0

The Company’s non-guarantor subsidiaries held $3,143 million, or 24%, of total assets and $1,077 million, or 9%, of total liabilities as of December 31, 2021 and accounted for $2,678 million, or 31%, of net sales for the year ended December 31, 2021. All amounts presented exclude intercompany balances.

The Company is dependent upon the earnings and cash flow of its subsidiaries to make certain payments, including debt and interest payments. Certain subsidiaries may have limitations or restrictions on transferring funds to other subsidiaries that may be necessary to meet those requirements.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap, and the amortization of debt issuance costs and original issue discount, was 5.74% at December 31, 2021 and 5.86% at December 31, 2020.

8. DERIVATIVES AND HEDGING ACTIVITIES

Derivatives Not Designated As Hedging Instruments

The Company uses forward contracts to hedge a portion of its balance sheet foreign exchange re-measurement risk and to hedge certain planned foreign currency expenditures. As of December 31, 2021, the Company had foreign exchange contracts outstanding with maturities of up to eight months and aggregate notional values of $520.9 million (based on exchange rates as of December 31, 2021). Unrealized gains and losses resulting from these contracts are recognized in other expense, net and partially offset corresponding foreign exchange gains and losses on the balances and expenditures being hedged.

The following table presents the balance sheet location and fair value of the Company’s derivatives not designated as hedging instruments:

		December 31,
Contract Type	Location of Asset (Liability)	2021	2020
Foreign currency contracts	Prepaid expenses and other current assets	$5.7	$11.7
Foreign currency contracts	Accrued and other liabilities	(0.8)	(3.3)
Total derivatives not designated as hedging instruments		$4.9	$8.4

The pretax impact of the foreign currency forward contracts, both matured and outstanding, on the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
Location of Gain (Loss)	2021	2020	2019
Other expense, net	$5.9	$24.9	$(13.6)

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Derivative Instruments Designated As Net Investment Hedges

The Company periodically uses a hedging strategy to designate certain foreign currency contracts as net investment hedges to mitigate a portion of the foreign currency risk on the euro net investment in a foreign subsidiary. The foreign currency contracts matured in the second quarter of 2021, and as of December 31, 2021, there were no derivative instruments designated as net investment hedges. There was no ineffectiveness on the instruments designated as net investment hedges for the years ended December 31, 2021, 2020 or 2019.

The following table presents the balance sheet location and fair value of the derivative instruments designated as net investment hedges:

		December 31,
Contract Type	Location of Asset (Liability)	2021	2020
Foreign currency contracts	Accrued and other liabilities	$—	$(21.1)
Total derivatives designated as net investment hedging instruments		$—	$(21.1)

The after-tax impact of the forward contracts designated as net investment hedging instruments, both matured and outstanding, on the Consolidated Statements of Comprehensive Loss is as follows:

	Year Ended December 31,
Location of Gain (Loss)	2021	2020	2019
Other comprehensive income (loss), net of tax	$(2.6)	$(19.9)	$5.6

Derivative Instruments Designated As Cash Flow Hedges of Interest Rate Risk

The Company has a hedging strategy to mitigate a portion of the exposure to changes in cash flows resulting from variable interest rates on the 2026 Term Loan. The total notional amount of the interest rate swap derivatives as of December 31, 2021 was $600 million with outstanding maturities up to twenty-seven months. There was no ineffectiveness on the instruments designated as cash flow hedges for the years ended December 31, 2021, 2020 or 2019.

The following table presents the balance sheet location and fair value of the derivative instruments designated as cash flow hedges of interest rate risk:

		December 31,
Contract Type	Location of Asset (Liability)	2021	2020
Interest rate swap contracts	Accrued and other liabilities	$(1.5)	$—
Interest rate swap contracts	Other noncurrent liabilities	(10.3)	(29.9)
Total derivatives designated as net investment hedging instruments		$(11.8)	$(29.9)

The impact of the effective portion of the interest rate swap contracts designated as cash flow hedging instruments on the Consolidated Statements of Comprehensive Loss is as follows:

	Year Ended December 31,
Location of Gain (Loss)	2021	2020	2019
Other comprehensive income (loss), net of tax	$14.4	$(10.2)	$(12.2)

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

9. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate derivatives and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2021 and December 31, 2020 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate derivatives and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate derivatives and foreign currency contracts as of December 31, 2021 and 2020, are as follows:

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$5.7	$5.7	$11.7	$11.7	Level 2
Liabilities:
7.125% senior notes due 2028	$700.0	$690.4	$700.0	$743.8	Level 2
5.00% senior notes due 2027	750.0	705.0	750.0	741.5	Level 2
8.25% senior notes due 2027	1,000.0	1,023.8	1,000.0	1,068.5	Level 2
6.00% senior notes due 2025	1,300.0	1,300.0	1,300.0	1,329.3	Level 2
4.75% senior secured notes due 2029	1,250.0	1,240.3	—	—	Level 2
6.00% senior secured notes due 2026	1,500.0	1,554.4	1,500.0	1,576.8	Level 2
5.50% senior secured notes due 2024	—	—	1,250.0	1,285.9	Level 2
Senior secured term loan due 2026	3,128.0	3,092.8	3,160.0	3,156.1	Level 2
Foreign currency contracts	0.8	0.8	24.4	24.4	Level 2
Interest rate swap contracts	11.8	11.8	29.9	29.9	Level 2

Non-Recurring Fair Value Measurements

During the annual impairment test in the fourth quarter of 2021, a goodwill impairment charge of $13.7 million was recorded related to the goodwill reallocated from the Network and Cloud reporting unit to the Home Networks reporting unit in the second quarter of 2021 as a result of a segment realignment. The fair value of each reporting unit was determined using a discounted cash flow (DCF) model and a guideline public company approach, with 75% of the value determined using the DCF model and 25% of the value determined using the guideline public company approach. Under the DCF method, the fair value of a reporting unit is based on the present value of estimated future cash flows. Under the guideline public company method, the fair value is based upon market multiples of revenue and earnings derived from publicly traded companies with similar operating and investment characteristics as the reporting unit. The inputs to both the DCF model and the guideline public company analysis are Level 3 valuation inputs. Changes in any of these inputs, among other factors, could negatively affect the fair value of one or more of the Company’s reporting units and result in a material impairment charge in the future.

During the second quarter of 2020, the Company recorded a pretax goodwill impairment charge of $206.7 million related to the Home Networks reporting unit in the Home segment. The fair value of the reporting unit was determined as of May 31, 2020 based on the present value of estimated future cash flows using a DCF model. The inputs to the DCF model were Level 3 valuation inputs.

During the fourth quarter of 2019, the Company recorded a pretax goodwill impairment charge of $376.1 million related to the Broadband, Home and VCN segments. The determination of the impairment charge was based on Level 3 valuation inputs.

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

In addition to the employee-related costs, the Company records other costs associated with restructuring actions such as the gain or loss on the sale of facilities and impairment costs arising from unutilized real estate or equipment. The Company attempts to sell or lease this unutilized space but additional impairment charges may be incurred related to these or other excess assets.

The Company’s net pretax restructuring activity included in restructuring costs, net on the Consolidated Statements of Operations, by segment, were as follows:

	Year Ended December 31,
	2021	2020	2019
Broadband	$69.8	$17.8	$36.9
OWN	3.5	15.7	6.9
VCN	10.0	24.9	20.7
Home	8.6	30.0	23.2
Total	$91.9	$88.4	$87.7

Restructuring liabilities were included in the Company’s Consolidated Balance Sheets as follows:

	December 31,
	2021	2020
Accrued and other liabilities	$41.0	$22.0
Other noncurrent liabilities	28.2	4.0
Total restructuring liabilities	$69.2	$26.0

CommScope NEXT Restructuring Actions

In the first quarter of 2021, the Company announced and began implementing a business transformation initiative called CommScope NEXT. This initiative is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. The activity within the liability established for CommScope NEXT restructuring actions was as follows:

	Employee- Related Costs	Other	Total
Balance at December 31, 2020	—	—	—
Additional expense, net	86.7	4.0	90.7
Cash paid	(26.6)	—	(26.6)
Foreign exchange and other non-cash items	0.5	(4.0)	(3.5)
Balance at December 31, 2021	$60.6	$—	$60.6

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

CommScope NEXT actions to date have included employee costs related to the planned closure of an international manufacturing facility as well as other headcount reductions in manufacturing, engineering, marketing, sales and administrative functions. Asset impairment charges related to real estate or equipment that are affected by restructuring activities are included in the other category of restructuring costs for the year ended December 31, 2021.

The Company expects to make cash payments of $32.4 million during 2022 and additional cash payments of $28.2 million in 2023 to settle CommScope NEXT restructuring actions. Additional restructuring actions related to CommScope NEXT are expected to be identified and the resulting charges and cash requirements could be material.

ARRIS Integration Restructuring Actions

In anticipation of and following the acquisition of ARRIS, the Company initiated a series of restructuring actions to integrate and streamline operations and achieve cost synergies. The activity within the liability established for the ARRIS integration restructuring actions was as follows:

	Employee- Related Costs	Other	Total
Balance at December 31, 2019	$23.1	$2.0	$25.1
Additional expense, net	78.3	10.1	88.4
Cash (paid) received	(77.2)	3.0	(74.2)
Foreign exchange and other non-cash items	0.2	(14.3)	(14.1)
Balance at December 31, 2020	24.4	0.8	25.2
Additional expense (reversal), net	(4.3)	5.5	1.2
Cash (paid) received	(11.6)	6.6	(5.0)
Foreign exchange and other non-cash items	(0.2)	(12.8)	(13.0)
Balance at December 31, 2021	$8.3	$0.1	$8.4

The ARRIS integration actions included headcount reductions in manufacturing, sales, engineering, marketing and administrative functions. The Company has recognized restructuring charges of $175.8 million since the ARRIS acquisition for integration actions. During the year ended December 31, 2021, the Company recorded certain adjustments to previously recorded amounts for severance that resulted in a $13.1 million reduction in employee-related costs.

During the year ended December 31, 2021, the Company completed the sale of its facility in Greensboro, North Carolina and recorded net proceeds of $10.5 million resulting in a gain on the sale of the facility of $1.8 million, which is included in the other category in the table above and in restructuring costs, net on the Consolidated Statements of Operations. Also included in the other category of restructuring costs for the years ended December 31, 2021 and 2020 are asset impairment charges related to real estate or equipment that are affected by restructuring activities.

The Company expects to make cash payments of $8.4 million during 2022 to settle the ARRIS integration initiatives. The Company does not expect to identify significant additional restructuring actions related to the ARRIS integration.

11. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company and certain of its subsidiaries have defined contribution retirement savings plans, the most significant of which is a 401(k) plan in the U.S. These plans allow employees meeting certain requirements to contribute a portion of their compensation on a pretax and/or after-tax basis in accordance with guidelines established by the plans and the Internal Revenue Service or other tax authorities. The Company matches a percentage of the employee contributions up to certain limits. During the years ended December 31, 2021, 2020 and 2019, the Company made contributions to defined contribution retirement savings plans of $50.4 million, $56.6 million and $41.8 million, respectively.

The Company also maintains noncontributory and contributory deferred compensation plans. During the years ended December 31, 2021, 2020 and 2019, the Company recognized pretax costs of $1.3 million, $2.6 million and $3.5 million, respectively, related to these plans. The liability related to these plans was $31.3 million and $43.2 million as of December 31, 2021 and 2020, respectively.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Pension Plans

The Company sponsors defined benefit pension plans covering certain active and former domestic and foreign employees. Included in the defined benefit pension plans are both funded and unfunded plans. The following table summarizes information for the defined benefit pension plans:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation, beginning	$13.5	$12.8	$310.5	$251.5
Service cost	—	—	6.8	4.3
Interest cost	0.3	0.3	3.1	4.0
Actuarial loss (gain)	(0.5)	1.1	(20.6)	29.1
Benefits paid	(0.8)	(0.7)	(5.5)	(5.3)
Settlements	—	—	(3.9)	(9.2)
Curtailment	—	—	(4.0)	—
Foreign exchange and other	—	—	(10.9)	36.1
Benefit obligation, ending	$12.5	$13.5	$275.5	$310.5

Change in plan assets:
Fair value of plan assets, beginning	$—	$—	$279.1	$230.8
Employer and plan participant contributions	0.8	0.7	7.5	6.8
Return on plan assets	—	—	11.8	23.2
Benefits paid	(0.8)	(0.7)	(5.5)	(5.3)
Settlements	—	—	(3.9)	(9.2)
Foreign exchange and other	—	—	(9.6)	32.8
Fair value of plan assets, ending	$—	$—	$279.4	$279.1
Funded status, net liability or (net asset)	$12.5	$13.5	$(3.9)	$31.4

The following table presents the balance sheet location of the Company's pension liabilities and assets:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Accrued and other liabilities	$(0.7)	$(0.8)	$(0.4)	$(0.5)
Other noncurrent liabilities	(11.8)	(12.7)	(22.0)	(34.4)
Other noncurrent assets	—	—	26.3	3.5

The accumulated benefit obligation for the Company’s U.S. defined benefit pension plans was $12.5 million and $13.5 million as of December 31, 2021 and 2020, respectively, and the accumulated benefit obligation for the Company’s non-U.S. defined benefit pension plans was $233.2 million and $261.8 million as of December 31, 2021 and 2020, respectively.

The following table summarizes information for the Company’s pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Projected benefit obligation	$12.5	$13.5	$48.8	$51.5
Accumulated benefit obligation	12.5	13.5	45.9	48.5
Fair value of plan assets	—	—	27.4	26.1

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The following table summarizes pretax amounts included in accumulated other comprehensive loss:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Unrecognized net actuarial loss	$(1.7)	$(2.3)	$(13.6)	$(43.4)
Unrecognized prior service cost	—	—	(0.1)	(0.5)
Total	$(1.7)	$(2.3)	$(13.7)	$(43.9)

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

	Year Ended December 31,
	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$6.8	$4.3	$4.0
Interest cost	0.3	0.3	0.3	3.1	4.0	5.2
Recognized actuarial loss	0.1	0.1	—	1.6	1.3	0.7
Expected return on plan assets	—	—	—	(6.4)	(7.0)	(6.8)
Settlement loss	—	—	—	0.3	1.5	0.9
Curtailment gain	—	—	—	(2.5)	—	—
Net periodic benefit cost	0.4	0.4	0.3	2.9	4.1	4.0
Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Change in unrecognized net actuarial loss (gain)	(0.6)	1.0	0.9	(28.0)	13.4	9.6
Change in unrecognized prior service cost	—	—	—	(0.4)	(0.2)	—
Curtailment and settlements	—	—	—	(1.8)	(1.5)	(0.9)
Total included in other comprehensive income (loss)	(0.6)	1.0	0.9	(30.2)	11.7	8.7
Total recognized in net periodic benefit cost and included in other comprehensive income (loss)	$(0.2)	$1.4	$1.2	$(27.3)	$15.8	$12.7

During the year ended December 31, 2021, the Company recorded a curtailment gain of $2.5 million related to the planned closure of an international manufacturing facility. The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from the services rendered by the employee and records the other components of net periodic benefit cost in other expense, net.

Assumptions

Significant weighted average assumptions used in determining benefit obligations and net periodic benefit cost are as follows:

	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019
Benefit obligations:
Discount rate	2.55%	2.07%	2.95%	1.47%	1.02%	1.65%
Rate of compensation increase	—%	—%	—%	3.79%	3.59%	3.74%
Net periodic benefit cost:
Discount rate	2.07%	2.95%	3.70%	1.02%	1.65%	2.50%
Rate of return on plan assets	—%	—%	—%	1.96%	2.33%	3.03%
Rate of compensation increase	—%	—%	—%	3.59%	3.74%	3.92%

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The Company considered the available yields on high-quality fixed-income investments with maturities corresponding to the Company’s expected benefit obligations to determine the discount rates at each measurement date.

Plan Assets

In developing the expected rate of return on plan assets, the Company considered the expected long-term rate of return on individual asset classes. Expected return on plan assets is based on the market value of the assets. The majority of the non-U.S. pension assets are managed by independent investment advisors. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, asset classes or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due.

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

The Company had no U.S. defined benefit pension plan assets as of December 31, 2021 or 2020. The estimated fair values and the valuation input levels of the Company’s non-U.S. defined benefit pension plan assets are as follows:

	December 31, 2021
	Non-U.S. Plans
	Level 1 Fair Value	Level 2 Fair Value
Mutual funds:
International equity	$25.6	$32.2
International debt	47.4	126.5
Absolute return	—	9.5
Other	9.6	28.6
Total	$82.6	$196.8

	December 31, 2020
	Non-U.S. Plans
	Level 1 Fair Value	Level 2 Fair Value
Mutual funds:
International equity	$31.7	$30.8
International debt	42.2	101.7
Absolute return	—	29.3
Other	13.6	29.8
Total	$87.5	$191.6

Expected Cash Flows

The Company expects to contribute $0.8 million to U.S. defined benefit pension plans and $6.0 million to non-U.S. defined benefit pension plans during 2022.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The following table summarizes projected benefit payments from pension plans through 2031, including benefits attributable to estimated future service (in millions):

	U.S. Plans	Non-U.S. Plans
2022	$0.8	$14.3
2023	0.9	7.4
2024	0.9	10.9
2025	0.8	11.4
2026	0.9	14.0
2027-2031	4.0	58.2

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

The benefit obligation for the plans was $4.2 million and $4.5 million as of December 31, 2021 and 2020, respectively, primarily recorded in other noncurrent liabilities on the Consolidated Balance Sheets. The pretax gains recognized in accumulated other comprehensive loss were $0.3 million and $4.5 million for the years ended December 31, 2021 and 2020, respectively, mostly related to unrecognized actuarial gains. The net periodic benefit income of $0.2 million, $1.3 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, resulted primarily from the amortization of net actuarial gains and prior service credits.

12. INCOME TAXES

Loss before income taxes includes the results from domestic and international operations as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. companies	$(541.0)	$(689.7)	$(1,112.7)
Non-U.S. companies	6.5	35.2	38.7
Loss before income taxes	$(534.5)	$(654.5)	$(1,074.0)

The components of income tax benefit were as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(19.1)	$(0.1)	$33.3
Foreign	86.7	67.3	72.3
State	8.0	6.4	10.7
Current income tax expense	$75.6	$73.6	$116.3
Deferred:
Federal	$(123.9)	$(131.0)	$(198.2)
Foreign	(14.0)	(7.1)	(30.8)
State	(9.6)	(16.6)	(31.8)
Deferred income tax benefit	(147.5)	(154.7)	(260.8)
Total income tax benefit	$(71.9)	$(81.1)	$(144.5)

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The reconciliation of income taxes calculated at the statutory U.S. federal income tax rate to the Company’s benefit for income taxes was as follows:

	Year Ended December 31,
	2021	2020	2019
Benefit for income taxes at federal statutory rate	$(112.2)	$(137.4)	$(225.6)
State income taxes, net of federal tax effect	(20.9)	(21.6)	(26.2)
Other permanent items	7.0	11.0	11.9
Equity-based compensation	7.0	16.1	3.4
Other changes in tax laws and tax rulings	37.9	(38.2)	2.2
Goodwill related items	2.8	42.8	77.9
Base erosion and anti-abuse tax	10.2	—	13.5
Foreign-derived intangible income deduction	(7.5)	(3.8)	(4.1)
Federal tax credits	(23.2)	(23.4)	(23.1)
Change in unrecognized tax benefits	(13.2)	(2.6)	(6.6)
Withholding taxes and Subpart F income, net of foreign tax credits	19.7	23.6	20.9
Foreign earnings taxed at other than federal rate	5.6	20.9	6.0
Tax provision adjustments and revisions to prior years' returns	(5.8)	7.1	(3.4)
Change in valuation allowances	20.7	24.4	8.7
Total benefit for income taxes	$(71.9)	$(81.1)	$(144.5)

The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet were as follows:

	December 31,
	2021	2020
Deferred tax assets:
Accounts receivable, inventory and warranty reserves	$109.4	$114.3
Employee benefits	50.9	59.9
Foreign net operating loss and tax credit carryforwards	649.0	512.8
Federal net operating loss and tax credit carryforwards	115.2	159.5
State net operating loss and tax credit carryforwards	108.9	120.0
Unrecognized tax benefits	43.0	42.7
Interest limitation	51.7	9.3
Capitalized research and development costs	391.6	320.2
Other	85.9	86.9
Total deferred tax assets	1,605.6	1,425.6
Valuation allowance	(706.7)	(583.9)
Total deferred tax assets, net of valuation allowance	898.9	841.7

Deferred tax liabilities:
Intangible assets	$(629.7)	$(690.7)
Property, plant and equipment	(19.1)	(34.6)
Undistributed foreign earnings	(17.6)	(14.7)
Other	(13.6)	(19.8)
Total deferred tax liabilities	(680.0)	(759.8)
Net deferred tax asset	$218.9	$81.9

Deferred taxes recognized on the balance sheet:
Noncurrent deferred tax asset (included with other noncurrent assets)	$427.1	$288.1
Noncurrent deferred tax liability	(208.2)	(206.2)
Net deferred tax asset	$218.9	$81.9

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The deferred tax asset for foreign net operating loss and tax credit carryforwards as of December 31, 2021 includes foreign net operating loss carryforwards (net of federal tax effects) of $636.0 million, which will begin to expire in 2022, and foreign tax credit carryforwards (net of federal tax effects) of $13.0 million, which begin to expire in 2023. Certain of these foreign net operating loss carryforwards are subject to local restrictions limiting their utilization. Valuation allowances of $615.7 million have been established related to these foreign deferred tax assets.

The deferred tax asset for federal net operating loss and tax credit carryforwards as of December 31, 2021 relates to $5.6 million of net operating loss carryforwards, which begin to expire in 2028, $78.8 million of research and development credit carryforwards, which begin to expire in 2036 and $30.8 million of U.S. foreign tax credit carryforwards, which begin to expire in 2023. A valuation allowance of $12.3 million has been established against these deferred tax assets.

The deferred tax asset for state net operating loss and tax credit carryforwards as of December 31, 2021 includes state net operating loss carryforwards (net of federal tax impact) of $45.1 million, which begin to expire in 2022, and state tax credit carryforwards (net of federal tax impact) of $63.7 million, which begin to expire in 2022. A valuation allowance of $75.3 million has been established against these and other state income tax related deferred tax assets.

In addition to the valuation allowances detailed above, the Company has also established a valuation allowance of $3.4 million against other deferred tax assets.

Under current U.S. tax regulations, in general, repatriation of foreign earnings to the U.S. can be completed with no incremental U.S. tax. However, repatriation of foreign earnings could subject the Company to U.S. state and non-U.S. jurisdictional taxes (including withholding taxes) on distributions. As of December 31, 2021, the Company has a deferred tax liability of $17.6 million for the estimated foreign and state tax costs associated with the expected repatriation of the Company’s undistributed foreign earnings. The unrecorded deferred tax liability for foreign and state tax costs associated with earnings considered permanently reinvested is not material as of December 31, 2021.

The following table reflects a reconciliation of the beginning and end of period amounts of gross unrecognized tax benefits, excluding interest and penalties:

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$190.5	$191.9	$20.1
Increase related to prior periods	0.7	2.5	12.3
Decrease related to prior periods	(0.3)	(4.5)	(1.2)
Increase related to current periods	5.9	5.0	8.5
Decrease related to settlements with taxing authorities	(7.5)	(0.9)	(1.9)
Decrease related to lapse in statutes of limitations	(12.7)	(2.6)	(15.0)
Increase (decrease) related to the ARRIS acquisition	—	(0.9)	169.1
Balance at end of period	$176.6	$190.5	$191.9

The Company’s liability for unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $132.2 million as of December 31, 2021. The Company operates in numerous jurisdictions worldwide and is subject to routine tax audits on a regular basis. The determination of the Company’s unrecognized tax benefits involves significant management judgment regarding interpretation of relevant facts and tax laws in each of these jurisdictions.

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

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The Company provides for interest and penalties related to unrecognized tax benefits as income tax expense. The Company accrued $9.2 million for interest and penalties as of both December 31, 2021 and 2020. During the years ended December 31, 2021, 2020 and 2019 the net expense (benefit) for interest and penalties recognized through income tax benefit was $(0.1) million, $(1.3) million and $2.1 million, respectively.

The Company files federal, state and local tax returns with statutes of limitation generally ranging from 3 to 4 years. The Company is generally no longer subject to federal tax examinations for years prior to 2018 or state and local tax examinations for years prior to 2017. Tax returns filed by the Company’s significant foreign subsidiaries are generally subject to statutes of limitations of 3 to 7 years and are generally no longer subject to examination for years prior to 2016. In many jurisdictions, tax authorities retain the ability to review prior years’ tax returns and to adjust any net operating loss or tax credit carryforwards from these years that are available to be utilized in subsequent periods. During 2021, the Company recognized $20.1 million related to the lapse of applicable statutes of limitations and the conclusion of various domestic and foreign examinations.

The following table presents income tax expense (benefit) related to amounts presented in other comprehensive income (loss):

	Year Ended December 31,
	2021	2020	2019
Foreign currency translation	$1.2	$(5.0)	$(3.6)
Defined benefit plans	6.6	(3.5)	(2.2)
Total	$7.8	$(8.5)	$(5.8)

13. SERIES A CONVERTIBLE PREFERRED STOCK

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

Dividend Rights

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

During the years ended December 31, 2021 and 2020, the Company paid cash dividends of $43.0 million and $14.3 million, respectively, and dividends in-kind of $14.3 million and $41.8 million, respectively, which were recorded as additional Convertible Preferred Stock on the Consolidated Balance Sheets. During the year ended December 31, 2019, the Company paid $40.7 in cash dividends and no dividends in-kind.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Conversion Features

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

Redemption Rights

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

To the extent that CommScope does not exercise the redemption right described above, following the effective date of any such change of control event, the holders of the Convertible Preferred Stock can require CommScope to repurchase the Convertible Preferred Stock at the greater of (i) an amount in cash equal to 100% of the liquidation preference thereof plus all accrued but unpaid dividends and (ii) the consideration the holders would have received if they had converted their shares of the Convertible Preferred Stock into CommScope common stock immediately prior to the change of control event.

Voting Rights

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

14. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

In 2019, the Company’s stockholders approved the 2019 Long-Term Incentive Plan authorizing 8.0 million shares for issuance, plus additional shares underlying awards outstanding under the predecessor plans. The Company’s stockholders approved the Amended and Restated 2019 Long-Term Incentive Plan (the 2019 Plan) and authorized an additional 12.6 million shares for issuance in 2020 and 2021. All future equity awards will be made from the 2019 Plan. Awards under the 2019 Plan may include stock options, stock appreciation rights, restricted stock, stock units (including restricted stock units (RSUs) and deferred stock units), performance awards (represents any of the awards already listed with a performance-vesting component), other stock-based awards and cash-based awards. As of December 31, 2021, there were 8.7 million shares available for future grants under the 2019 Plan.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

As of December 31, 2021, $101.1 million of total unrecognized compensation expense related to unvested stock options, restricted stock units and performance share units (PSUs) is expected to be recognized over a remaining weighted average period of 1.9 years. There were no significant capitalized equity-based compensation costs at December 31, 2021.

During the year ended December 31, 2021, the Company’s stockholders approved the termination of certain executive performance stock options, which is reflected as forfeited stock options below, and the grant of selective performance-based retention equity awards, which is reflected in PSUs granted below. The impact under modification accounting was not material to the consolidated financial statements.

The following table shows a summary of the equity-based compensation expense included in the Consolidated Statements of Operations:

	December 31,
	2021	2020	2019
Selling, general and administrative	$40.7	$63.0	$55.1
Research and development	25.8	33.5	22.2
Cost of sales	13.1	18.5	13.5
Total equity-based compensation expense	$79.6	$115.0	$90.8

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

The following table summarizes the stock option activity (in millions, except per share data and years):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	6.2	$19.86
Exercised	(0.8)	$7.17
Forfeited	(2.6)	$18.41
Expired	(0.1)	$25.88
Options outstanding at December 31, 2021	2.7	$24.59	4.4	$0.2
Options vested at December 31, 2021	2.2	$26.06	3.7	$0.2
Options unvested at December 31, 2021	0.5	$18.01	7.4	$—

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $5.4 million, $7.1 million and $9.8 million, respectively.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The exercise prices of outstanding options at December 31, 2021 were in the following ranges (in millions, except per share data and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$5.50 to $18.50	0.1	4.9	$10.55	0.1	$9.65
$18.51 to $30.00	1.7	4.7	$19.68	1.2	$20.06
$30.01 to $45.00	0.9	3.6	$36.45	0.9	$36.45
$5.50 to $45.00	2.7	4.4	$24.59	2.2	$26.06

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

There were no stock option grants during the years ended December 31, 2021 or 2020. The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted for the year ended December 31, 2019:

Year Ended December 31, 2019
Expected option term (in years)	6.5
Risk-free interest rate	2.2%
Expected volatility	40.0%
Weighted average exercise price	$18.47
Weighted average fair value at grant date	$8.00

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in millions, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at December 31, 2020	13.2	$13.62
Granted	3.9	$20.19
Vested and shares issued	(5.3)	$15.53
Forfeited	(1.4)	$14.17
Non-vested share units at December 31, 2021	10.4	$15.04

The weighted average grant date fair value per unit of these awards granted during the years ended December 31, 2021, 2020 and 2019 was $20.19, $10.49 and $20.29, respectively. The total fair value of RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $82.4 million, $76.0 million and $56.0 million, respectively.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Performance Share Units

PSUs are stock awards in which the number of shares ultimately received by the employee depends on a performance measure and can vary depending on the achievement against the performance measure. Certain of CommScope’s PSUs have an internal performance measure vesting at the end of three years. The number of shares issued under these awards can vary between 0% and 300% of the number of PSUs granted. The fair value of these awards was determined on the date of grant based on the Company's stock price.

Certain of CommScope's PSUs have a market condition performance measure based on stock price milestones as well as a service condition. The number of shares issued under these awards can vary between 0% to 100% of the number of PSUs granted. The Company used a Monte Carlo simulation model to estimate the fair value of these PSUs at the date of grant. Key assumptions used in the model include the risk-free interest rate, which reflects the yield on zero-coupon U.S. treasury securities, and stock price volatility, which is derived based on the historical volatility of the Company’s stock.

The following table presents the weighted average assumptions used to estimate the fair value of PSU awards with a market condition performance measure granted during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.4%	0.2%
Expected volatility	56.0%	51.7%
Weighted average fair value at grant date	$11.21	$4.03

The following table summarizes the PSU activity (in millions, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at December 31, 2020	1.5	$4.03
Granted	1.0	$14.47
Vested and shares issued	(0.1)	$6.62
Forfeited	(0.3)	$17.63
Non-vested share units at December 31, 2021	2.1	$7.69

The weighted average grant date fair value per unit of these awards granted during the years ended December 31, 2021, 2020 and 2019 was $14.47, $4.63 and $11.19, respectively. The total fair value of PSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $1.0 million, $18.4 million, and $2.7 million, respectively.
In October 2019, the Company awarded 2.3 million PSUs under a special incentive plan based on the Company’s performance for the second half of 2019. The special awards vested over a one-year period that ended in October 2020.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

15. COMMITMENTS AND CONTINGENCIES

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities:

	Year Ended December 31,
	2021	2020	2019
Product warranty accrual, beginning of period	$59.5	$61.0	$15.6
Obligation assumed under ARRIS acquisition	—	—	57.4
Provision for warranty claims	38.5	30.9	18.4
Warranty claims paid	(30.8)	(32.4)	(30.4)
Foreign exchange	(0.4)	—	—
Product warranty accrual, end of period	$66.8	$59.5	$61.0

The Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

Third-Party Guarantees

The Company was contingently liable under open standby letters of credit issued by its banks in favor of third parties that totaled $50.0 million as of December 31, 2021. These letters of credit primarily support performance obligations of a third-party contractor. These amounts represent an estimate of the maximum amounts the Company would expect to incur upon the contractual non-performance of the third-party contractor, but the Company also has cross-indemnities in place that may enable it to recover amounts in the event of non-performance by the third-party contractor. The Company believes the likelihood of having to perform under these guarantees is remote. There were no material amounts recorded in the consolidated financial statements related to third-party guarantee agreements as of and for the year ended December 31, 2021 or 2020. As of December 31, 2021, these instruments reduced the available borrowings under the Revolving Credit Facility.

Legal Proceedings

The Company is a party to certain intellectual property claims and also periodically receives notices asserting that its products infringe on another party’s patents and other intellectual property rights. These claims and assertions, whether against the Company directly or against its customers, could require the Company to pay damages, royalties, stop offering the relevant products and/or cease other activities. The Company may also be called upon to indemnify certain customers for costs related to products sold to such customers. The outcome of these claims and notices is uncertain and a reasonable estimate of the loss from unfavorable outcomes in certain of these matters either cannot be determined or is estimated at the minimum amount of a range of estimates. The actual loss could be material and may vary significantly from the Company's estimates. Gain contingencies, if any, are recognized when they are realized.

As of December 31, 2021, the Company had a liability of $24.6 million recorded in accrued and other liabilities and noncurrent liabilities on the Consolidated Balance Sheets related to certain intellectual property assertions that have been settled or are in the process of settlement. For the year ended December 31, 2021, the Company recorded charges to cost of sales in the Consolidated Statements of Operations of $48.6 million related to these intellectual property assertions. These charges are reflected in the results of the Home, Broadband and VCN segments. The Company paid $56.1 million during the year ended December 31, 2021 to settle intellectual property assertions.

During the year ended December 31, 2021, the Company received $17.1 million in the settlement of a warranty indemnification matter that was assumed in the acquisition of ARRIS in 2019. The recovery was recorded as a reduction of cost of sales in the Consolidated Statements of Operations and is reflected in the results of the Broadband segment.

The Company is either a plaintiff or a defendant in certain other pending legal matters in the normal course of business. Management believes none of these other pending legal matters will have a material adverse effect on the Company’s business or financial condition upon final disposition.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

16. INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION

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

The Outdoor Wireless Networks (OWN) segment focuses on the macro and metro cell markets. The segment includes base station antennas, RF filters, tower connectivity, microwave antennas, metro cell products, cabinets, steel towers, accessories, Spectrum Access Systems and Comsearch.

The Venue and Campus Networks (VCN) segment targets both public and private networks for campuses, venues, data centers and buildings. The segment combines Wi-Fi and switching, distributed antenna systems, licensed and unlicensed small cells and enterprise fiber and copper infrastructure.

The Home Networks (Home) segment includes subscriber-based solutions that support broadband and video applications. The broadband offerings in the Home segment include devices and related software and management solutions that provide residential connectivity and services to subscribers, such as digital subscriber line and cable modems and telephony and data gateways which incorporate routing and Wi-Fi functionality. Video offerings include set top boxes and services that support cable, satellite and IPTV content delivery and include products such as digital video recorders, high definition set top boxes and hybrid set top devices. The Home segment also sells broadband solutions through major retailers in the U.S.

In the second quarter of 2021, management shifted certain product lines from the Company’s Broadband segment to its Home segment to better align with how those businesses are being managed. All prior period amounts in these consolidated financial statements have been recast to reflect these operating segment changes.

The following table provides summary financial information by reportable segment:

	December 31,
	2021	2020
Identifiable segment-related assets:
Broadband	$6,308.3	$6,441.1
OWN	1,385.0	1,264.4
VCN	3,300.8	3,352.3
Home	1,478.0	1,709.0
Total identifiable segment-related assets	12,472.1	12,766.8
Reconciliation to total assets:
Cash and cash equivalents	360.3	521.9
Deferred income tax assets	427.1	288.1
Total assets	$13,259.5	$13,576.8

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

The following table provides net sales, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment:

	Year Ended December 31,
	2021	2020	2019
Net sales:
Broadband	$3,148.8	$2,848.2	$2,324.0
OWN	1,410.2	1,243.7	1,475.0
VCN	2,178.4	1,936.5	1,967.3
Home	1,849.3	2,407.5	2,578.8
Consolidated net sales	$8,586.7	$8,435.9	$8,345.1

Segment adjusted EBITDA:
Broadband	$629.9	$625.4	$456.5
OWN	267.9	278.5	361.2
VCN	193.7	180.0	269.3
Home	25.5	131.3	210.5
Total segment adjusted EBITDA	1,117.0	1,215.2	1,297.5
Amortization of intangible assets	(613.0)	(630.5)	(593.2)
Restructuring costs, net	(91.9)	(88.4)	(87.7)
Equity-based compensation	(79.6)	(115.0)	(90.8)
Asset impairments	(13.7)	(206.7)	(376.1)
Transaction, transformation and integration costs	(90.3)	(24.9)	(195.3)
Acquisition accounting adjustments	(11.5)	(20.6)	(264.2)
Patent claims and litigation settlements	(31.7)	(16.3)	(55.0)
Executive severance	—	(6.3)	—
Depreciation	(136.7)	(158.3)	(143.7)
Consolidated operating income (loss)	$48.6	$(51.8)	$(508.5)

Depreciation expense:
Broadband	$57.2	$58.4	$55.1
OWN	15.2	17.0	17.5
VCN	41.6	47.8	40.4
Home	22.7	35.1	30.7
Consolidated depreciation expense	$136.7	$158.3	$143.7

Additions to property, plant and equipment:
Broadband	$74.4	$48.0	$42.5
OWN	11.5	15.9	16.7
VCN	34.6	31.1	38.4
Home	10.9	26.2	6.5
Consolidated additions to property, plant and equipment	$131.4	$121.2	$104.1

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Customer and Supplier Information

No direct customer accounted for 10% or more of the Company's total net sales during the year ended December 31, 2021. Net sales to Comcast Corporation and affiliates (Comcast) accounted for 11% of the Company’s net sales during both of the years ended December 31, 2020 and 2019. Net sales to Comcast are derived from the Broadband, Home and VCN segments. Other than Comcast, no direct customer accounted for 10% or more of the Company’s total net sales during the years ended December 31, 2020 or 2019. No direct customers accounted for 10% or more of the Company’s accounts receivable as of December 31, 2021 or 2020.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

Related Party Transactions

See Note 13 for a discussion of the Convertible Preferred Stock issued to Carlyle to finance the ARRIS acquisition. Other than transactions related to the Convertible Preferred Stock, there were no material related party transactions for the years ended December 31, 2021, 2020 or 2019.

Geographic Information

Sales to customers located outside of the U.S. comprised 42%, 39% and 41% of total net sales during the years ended December 31, 2021, 2020 and 2019, respectively. Sales by geographic region, based on the destination of product shipments or service provided, were as follows:

	Year Ended December 31,
	Broadband		OWN		VCN		Home		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Geographic Region:
United States	$2,004.1	$1,866.3	$892.4	$821.1	$1,136.3	$1,045.6	$927.7	$1,452.3	$4,960.5	$5,185.3
Europe, Middle East and Africa (EMEA)	464.5	401.9	267.4	242.3	473.4	421.6	415.3	464.4	1,620.6	1,530.2
Asia Pacific (APAC)	230.2	247.5	150.7	92.4	443.5	382.9	114.2	74.4	938.6	797.2
Caribbean and Latin America (CALA)	350.3	239.1	44.6	54.2	83.9	56.6	220.2	260.4	699.0	610.3
Canada	99.7	93.4	55.1	33.7	41.3	29.8	171.9	156.0	368.0	312.9
Consolidated net sales	$3,148.8	$2,848.2	$1,410.2	$1,243.7	$2,178.4	$1,936.5	$1,849.3	$2,407.5	$8,586.7	$8,435.9

Long-lived assets, excluding intangible assets, consist substantially of property, plant and equipment and right of use assets. The Company’s long-lived assets, excluding intangible assets, located in the U.S., EMEA, APAC and CALA regions represented the following percentages of such long-lived assets: 63%, 13%, 18% and 6%, respectively, as of December 31, 2021 and 62%, 15%, 17% and 6%, respectively, as of December 31, 2020.

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

CommScope’s management assessed the effectiveness of CommScope’s internal control over financial reporting as of December 31, 2021. In making this assessment, CommScope’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2021, CommScope’s internal control over financial reporting is effective based on the COSO internal control criteria.

CommScope’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of CommScope’s internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed as Part of this Report:
1.
Audited Consolidated Financial Statements

The following consolidated financial statements of CommScope Holding Company, Inc. are included under Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2021, 2020 and 2019

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

*	3.2	Certificate of Designations Designating Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2019).
*	3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of CommScope Holding Company, Inc. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-256539), filed with the SEC on May 27, 2021).

*	3.4

Fifth Amended and Restated By-Laws of CommScope Holding Company, Inc. (as adopted May 7, 2021) (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 001-36146), filed with the SEC on November 4, 2021).

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

*	4.10

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

*	10.2

Employment Agreement between Charles L. Treadway and CommScope, Inc., dated October 1, 2020 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on October 1, 2020). ***

*	10.3

Employment Agreement between Claudius E. Watts IV and CommScope, Inc., dated October 1, 2020 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on October 1, 2020). ***

*	10.4

Form of Amended and Restated Severance Protection Agreement between CommScope, Inc. and certain executive officers entered into prior to 2013 (Incorporated by reference to Exhibit 10.21 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013). ***

*	10.5

Form of Amendment, effective June 3, 2016, to Severance Protection Agreement between CommScope, Inc. and certain executive officers entered into prior to 2013 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on July 28, 2016). ***

*	10.6

Form of Amended and Restated Severance Protection Agreement between CommScope, Inc. and certain executive officers entered into after 2015 (Incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 20, 2019). ***

*	10.7

Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.22 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013). ***

*	10.8

Amended and Restated CommScope, Inc. 2006 Long Term Incentive Plan (as amended and restated effective February 28, 2007) (Incorporated by reference to Exhibit 10.25 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013). ***

*	10.9

Amended and Restated CommScope Holding Company, Inc. 2011 Incentive Plan (as amended and restated effective February 19, 2013) (Incorporated by reference to Exhibit 10.26 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013). ***

*	10.10

Forms of Nonqualified Stock Option Certificate under the Amended and Restated CommScope Holding Company, Inc. 2011 Incentive Plan (Incorporated by reference to Exhibit 10.31 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013). ***

*	10.11

CommScope Holding Company, Inc. Amended and Restated 2013 Long-Term Incentive Plan (as amended and restated effective February 21, 2017) (Incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 23, 2017). ***

*	10.12

Form of Non-Qualified Stock Option Certificate under the CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on April 30, 2015). ***

*	10.13

CommScope Holding Company, Inc. Amendment to Outstanding Options, effective March 7, 2016 (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on April 28, 2016). ***

*	10.14

Form of Restricted Stock Unit Award Certificate under the CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan (for grants in 2016 and later) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on April 28, 2016). ***

*	10.15

Form of Performance Share Unit Award Certificate under the CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan (for grants in 2016 and later) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on April 28, 2016). ***

*	10.16

Form of Non-Qualified Stock Option Certificate under the CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan (for grants in 2016 and later) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on April 28, 2016). ***

*	10.17

CommScope Holding Company, Inc. Annual Incentive Plan, as amended February 17, 2016 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on April 28, 2016). ***

*	10.18

Amended and Restated CommScope, Inc. Supplemental Executive Retirement Plan (as amended and restated effective April 9, 2009) (Incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013). ***

*	10.19

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

*	10.21

Form of Restricted Stock Unit Award Certificate under the CommScope Holding Company, Inc. Non-Employee Director Compensation Plan, which is operated as a subplan of the CommScope Holding Company, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 20, 2014).

*	10.22

Form of Non-Qualified Stock Option Certificate under the CommScope Holding Company, Inc. Amended and Restated 2013 Long-Term Incentive Plan (for grants to senior executive officers in 2019) (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on August 8, 2019). ***

*	10.23

Form of Restricted Stock Unit Award Certificate under the CommScope Holding Company, Inc. Amended and Restated 2019 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on October 1, 2020). ***

*	10.24

Form of Performance Share Unit Award Certificate under the CommScope Holding Company, Inc. Amended and Restated 2019 Long-Term Incentive Plan (service and average stock price vesting) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on October 1, 2020). ***

*	10.25

CommScope Holding Company, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2017) ((Incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 23, 2017). ***

*	10.26

CommScope Holding Company, Inc. 2019 Long-Term Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-232354), filed with the Commission on June 26, 2019). ***

*	10.27

Investment Agreement, dated November 8, 2018, by and between CommScope Holding Company, Inc. and Carlyle Partners VII S1 Holdings, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on November 8, 2018).

*	10.28

Registration Rights Agreement, dated as of April 4, 2019, by and between CommScope Holding Company, Inc. and Carlyle Partners VII S1 Holdings, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2019).

*	10.29

Revolving Credit Agreement, dated as of April 4, 2019, and as amended by that certain Amendment Agreement, dated August 11, 2021, among CommScope Holding Company, Inc., CommScope, Inc., the co-borrowers named therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2019).

*	10.30

Term Loan Credit Agreement, dated as of April 4, 2019, and as amended by that certain Amendment Agreement, dated August 11, 2021, among CommScope, Inc., as the borrower, CommScope Holding Company, Inc., as holdings, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2019).

*	10.31

Separation Agreement, dated August 10, 2021, by and between Morgan C.S. Kurk and CommScope, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on August 10, 2021).

*	10.32

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

COMMSCOPE HOLDING COMPANY, INC

DATE: February 16, 2022	BY: /s/ Charles L. Treadway
Charles L. Treadway
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES L. TREADWAY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2022
Charles L. Treadway

/s/ KYLE D. LORENTZEN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2022
Kyle D. Lorentzen

/s/ BROOKE B. CLARK	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2022
Brooke B. Clark

/s/ CLAUDIUS E. WATTS IV	Director and Chairman of the Board	February 16, 2022
Claudius E. Watts IV

/s/ MARY S. CHAN	Director	February 16, 2022
Mary S. Chan

/s/ FRANK M. DRENDEL	Director and Chairman Emeritus	February 16, 2022
Frank M. Drendel

/s/ STEPHEN C. GRAY	Director	February 16, 2022
Stephen C. Gray

/s/ L. WILLIAM KRAUSE	Director	February 16, 2022
L. William Krause

/s/ JOANNE M. MAGUIRE	Director	February 16, 2022
Joanne M. Maguire

/s/ THOMAS J. MANNING	Director	February 16, 2022
Thomas J. Manning

/s/ PATRICK R. MCCARTER	Director	February 16, 2022
Patrick R. McCarter

/s/ DERRICK A. ROMAN	Director	February 16, 2022
Derrick A. Roman

/s/ TIMOTHY T. YATES	Director	February 16, 2022
Timothy T. Yates