Form 10-Q
period 2022-03-31
CommScope Holding Company, Inc.
filed 2022-05-05
CIK 1517228

1.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 25, 2022, there were 207,261,230 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

March 31, 2022

PART 1 -- FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited – In millions, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$2,228.6	$2,072.0
Cost of sales	1,592.3	1,399.8
Gross profit	636.3	672.2
Operating expenses:
Selling, general and administrative	286.0	292.7
Research and development	170.7	171.5
Amortization of purchased intangible assets	140.7	154.7
Restructuring costs, net	12.1	44.4
Total operating expenses	609.5	663.3
Operating income	26.8	8.9
Other income, net	—	1.0
Interest expense	(136.5)	(137.5)
Interest income	0.7	0.5
Loss before income taxes	(109.0)	(127.1)
Income tax (expense) benefit	(30.9)	29.5
Net loss	(139.9)	(97.6)
Series A convertible preferred stock dividends	(14.5)	(14.3)
Net loss attributable to common stockholders	$(154.4)	$(111.9)

Loss per share:
Basic	$(0.75)	$(0.55)
Diluted	$(0.75)	$(0.55)

Weighted average shares outstanding:
Basic	205.4	201.7
Diluted	205.4	201.7

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited – In millions)

	Three Months Ended
	March 31,
	2022	2021
Comprehensive loss:
Net loss	$(139.9)	$(97.6)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(16.7)	(51.3)
Pension and other postretirement benefit activity	(1.3)	0.3
Gain on hedging instruments	8.8	12.6
Total other comprehensive loss, net of tax	(9.2)	(38.4)
Total comprehensive loss	$(149.1)	$(136.0)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	Unaudited March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$314.7	$360.3
Accounts receivable, less allowance for doubtful accounts of $64.8 and $63.7, respectively	1,590.1	1,532.6
Inventories, net	1,507.5	1,435.8
Prepaid expenses and other current assets	231.1	251.0
Total current assets	3,643.4	3,579.7
Property, plant and equipment, net of accumulated depreciation of $806.0 and $787.4, respectively	646.1	656.3
Goodwill	5,220.5	5,231.7
Other intangible assets, net	2,884.4	3,027.3
Other noncurrent assets	724.9	764.5
Total assets	$13,119.3	$13,259.5
Liabilities and Stockholders' Deficit
Accounts payable	$1,272.6	$1,160.7
Accrued and other liabilities	917.3	989.8
Current portion of long-term debt	32.0	32.0
Total current liabilities	2,221.9	2,182.5
Long-term debt	9,476.3	9,478.5
Deferred income taxes	201.0	208.2
Other noncurrent liabilities	463.6	490.8
Total liabilities	12,362.8	12,360.0
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,070.7	1,056.1
Stockholders' deficit:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,070,666 and 1,056,144, respectively, Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 207,052,122 and 204,567,294, respectively	2.2	2.2
Additional paid-in capital	2,542.8	2,540.7
Accumulated deficit	(2,355.2)	(2,215.3)
Accumulated other comprehensive loss	(215.6)	(206.4)
Treasury stock, at cost: 12,201,824 shares and 10,970,585 shares, respectively	(288.4)	(277.8)
Total stockholders' deficit	(314.2)	(156.6)
Total liabilities and stockholders' deficit	$13,119.3	$13,259.5

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In millions)

	Three Months Ended
	March 31,
	2022	2021
Operating Activities:
Net loss	$(139.9)	$(97.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180.2	199.2
Equity-based compensation	16.5	23.5
Deferred income taxes	2.3	(53.4)
Changes in assets and liabilities:
Accounts receivable	(60.5)	(164.2)
Inventories	(73.7)	(10.7)
Prepaid expenses and other assets	29.6	4.1
Accounts payable and other liabilities	23.5	(23.9)
Other	7.4	(1.0)
Net cash used in operating activities	(14.6)	(124.0)
Investing Activities:
Additions to property, plant and equipment	(27.4)	(26.4)
Proceeds from sale of property, plant and equipment	—	1.0
Other	11.4	—
Net cash used in investing activities	(16.0)	(25.4)
Financing Activities:
Long-term debt repaid	(93.0)	(8.0)
Long-term debt proceeds	85.0	—
Dividends paid on Series A convertible preferred stock	—	(14.3)
Proceeds from the issuance of common shares under equity-based compensation plans	0.1	3.9
Tax withholding payments for vested equity-based compensation awards	(10.6)	(24.3)
Other	1.3	—
Net cash used in financing activities	(17.2)	(42.7)
Effect of exchange rate changes on cash and cash equivalents	2.2	(3.9)
Change in cash and cash equivalents	(45.6)	(196.0)
Cash and cash equivalent at beginning of period	360.3	521.9
Cash and cash equivalents at end of period	$314.7	$325.9

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited - In millions, except share amounts)

	Three Months Ended
	March 31,
	2022	2021
Number of common shares outstanding:
Balance at beginning of period	204,567,294	200,095,232
Issuance of shares under equity-based compensation plans	3,716,067	5,497,216
Shares surrendered under equity-based compensation plans	(1,231,239)	(1,595,534)
Balance at end of period	207,052,122	203,996,914
Common stock:
Balance at beginning and end of period	$2.2	$2.1
Additional paid-in capital:
Balance at beginning of period	$2,540.7	$2,512.9
Issuance of shares under equity-based compensation plans	0.1	3.9
Equity-based compensation	16.5	23.5
Dividends on Series A convertible preferred stock	(14.5)	(14.3)
Balance at end of period	$2,542.8	$2,526.0
Accumulated deficit:
Balance at beginning of period	$(2,215.3)	$(1,752.7)
Net loss	(139.9)	(97.6)
Balance at end of period	$(2,355.2)	$(1,850.3)
Accumulated other comprehensive loss:
Balance at beginning of period	$(206.4)	$(155.9)
Other comprehensive loss, net of tax	(9.2)	(38.4)
Balance at end of period	$(215.6)	$(194.3)
Treasury stock, at cost:
Balance at beginning of period	$(277.8)	$(251.4)
Net shares surrendered under equity-based compensation plans	(10.6)	(24.3)
Balance at end of period	$(288.4)	$(275.7)
Total stockholders' equity (deficit)	$(314.2)	$207.8

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

As of January 1, 2022, the Company reorganized its internal management and reporting structure to align its portfolio of products and solutions more closely with the markets it serves and bring better performance clarity with its competitive peer set. The reorganization changed the information regularly reviewed by the Company’s chief operating decision maker for purposes of allocating resources and assessing performance. As a result, the Company is now reporting financial performance based on the following operating segments: Connectivity and Cable Solutions (CCS), Outdoor Wireless Networks (OWN), Networking, Intelligent Cellular and Security Solutions (NICS), Access Network Solutions (ANS) and Home Networks (Home). These five segments represent non-aggregated reportable operating segments. Prior to this change, the Company operated and reported four operating segments: Broadband Networks (Broadband), Outdoor Wireless Networks (OWN), Venue and Campus Networks (VCN) and Home Networks (Home). All prior period amounts in these condensed consolidated financial statements have been recast to reflect these operating segment changes.

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2021 Annual Report. There were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022.

Concentrations of Risk and Related Party Transactions

No direct customer accounted for 10% or more of the Company’s total net sales during the three months ended March 31, 2022 or 2021. As of March 31, 2022, no direct customer accounted for 10% or more of the Company’s accounts receivable.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

As of March 31, 2022, funds affiliated with Carlyle Partners VII S1 Holdings, L.P. (Carlyle) owned 100% of the Series A convertible preferred stock (the Convertible Preferred Stock), which was sold to Carlyle to fund a portion of the acquisition of ARRIS International plc (ARRIS) in 2019. See Note 9 for further discussion of the Convertible Preferred Stock. Other than transactions related to the Convertible Preferred Stock, there were no material related party transactions for the three months ended March 31, 2022.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Commitments and Contingencies

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

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities:

	Three Months Ended
	March 31,
	2022	2021
Product warranty accrual, beginning of period	$66.8	$59.5
Provision for warranty claims	5.1	10.6
Warranty claims paid	(6.0)	(7.8)
Foreign exchange	0.1	(0.2)
Product warranty accrual, end of period	$66.0	$62.1

Third Party Guarantees

The Company was contingently liable under open standby letters of credit issued by its banks in favor of third parties that totaled $50.0 million as of March 31, 2022. These letters of credit primarily support performance obligations of a third-party contractor. These amounts represent an estimate of the maximum amounts the Company would expect to incur upon the contractual non-performance of the third-party contractor, but the Company also has cross-indemnities in place that may enable it to recover amounts in the event of non-performance by the third-party contractor. The Company believes the likelihood of having to perform under these guarantees is remote. There were no material amounts recorded in the consolidated financial statements related to third-party guarantee agreements as of or for the three months ended March 31, 2022. As of March 31, 2022, these instruments reduced the available borrowings under the senior secured asset-based revolving credit facility (the Revolving Credit Facility).

Legal Proceedings

The Company is party to certain intellectual property claims and periodically receives notices asserting that its products infringe on another party’s patents and other intellectual property rights. These claims and assertions, whether against the Company directly or against its customers, could require the Company to pay damages, incur royalties, stop offering the relevant products and/or cease other activities. The Company may also be called upon to indemnify certain customers for costs related to products sold to such customers. The outcome of these claims and notices is uncertain and a reasonable estimate of the loss from unfavorable outcomes in certain of these matters either cannot be determined or is estimated at the minimum amount of a range of estimates. The actual loss could be material and may vary significantly from the Company's estimates. Gain contingencies, if any, are recognized when they are realized.

The Company had liabilities of $19.1 million and $24.6 million as of March 31, 2022 and December 31, 2021, respectively, recorded in accrued and other liabilities and noncurrent liabilities on the Condensed Consolidated Balance Sheets related to certain intellectual property assertions. Charges related to these intellectual property assertions were not material for the three months ended March 31, 2022 or 2021. The Company paid $7.1 million during the three months ended March 31, 2022 to settle intellectual property assertions. There were no such settlements paid during the three months ended March 31, 2021.

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. The Company assessed goodwill for impairment due to a change in the composition of certain reporting units resulting from the new segment structure as of January 1, 2022. The Company performed impairment testing immediately before and after the change and determined that no goodwill impairment existed. See Note 2 for further discussion. There were no goodwill impairments identified during the three months ended March 31, 2022 or 2021.

Property, plant and equipment, intangible assets with finite lives and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions, there were no definite-lived intangible or other long-lived asset impairments identified during the three months ended March 31, 2022 or 2021.

Income Taxes

For the three months ended March 31, 2022, the Company recognized $30.9 million of income tax expense on a pretax loss of $109.0 million. The Company’s tax expense was driven by the unfavorable impacts of U.S. anti-deferral provisions and non-creditable withholding taxes.

For the three months ended March 31, 2021, the Company’s effective tax rate was 23.2% and the Company recognized a tax benefit of $29.5 million on a pretax loss of $127.1 million. The Company’s tax benefit was higher than the statutory rate and was impacted favorably by decreases in prior year uncertain tax positions and adjustments related to the finalization of prior year’s tax returns, offset partially by the unfavorable impacts of earnings in foreign jurisdictions that are taxed at rates higher than the U.S. statutory rate, foreign withholding taxes and U.S. anti-deferral provisions.

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

For the three months ended March 31, 2022 and 2021, 11.5 million and 14.7 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. Of those amounts, for the three months ended March 31, 2022 and 2021, 3.6 million and 6.4 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss position.

For the three months ended March 31, 2022 and 2021, 38.4 million and 37.9 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive; however, they may have been considered dilutive if the Company had not been in a net loss position.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss	$(139.9)	$(97.6)
Dividends on Series A convertible preferred stock	(14.5)	(14.3)
Net loss attributable to common stockholders	$(154.4)	$(111.9)

Denominator:
Weighted average common shares outstanding – basic	205.4	201.7
Dilutive effect of as-if converted Series A convertible preferred stock	—	—
Dilutive effect of equity-based awards	—	—
Weighted average common shares outstanding – diluted	205.4	201.7

Loss per share:
Basic	$(0.75)	$(0.55)
Diluted	$(0.75)	$(0.55)

Recent Accounting Pronouncements

Adopted During the Three Months Ended March 31, 2022

On January 1, 2022, the Company adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new guidance simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share, along with expanded disclosures. The impact of adopting this new guidance was not material to the consolidated financial statements.

On January 1, 2022, the Company early adopted ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance is expected to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability, as well as payment terms which affect subsequent revenue recognized by the acquirer. According to the guidance, at the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if the acquirer had originated the contracts. The impact of this guidance will depend on future business combinations and will be applied prospectively to business combinations occurring on or after the adoption date. The adoption of this new guidance had no impact to the consolidated financial statements as of March 31, 2022.

Issued but Not Adopted

In March 2020 and January 2021, the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, respectively. Together, the ASUs provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. The Company can elect to apply the amendments through December 31, 2022. As of March 31, 2022, the Company had not utilized any of the expedients discussed within this ASU; however, management continues to assess the Company's agreements to determine whether the expedients would be utilized through the remainder of 2022.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

2. GOODWILL

The following table presents the activity in goodwill by new reportable segment.

	December 31, 2021			Activity	March 31, 2022
	Goodwill	Accumulated Impairment Losses	Total	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
CCS	$2,307.3	$(51.5)	$2,255.8	$(4.8)	$2,302.5	$(51.5)	$2,251.0
OWN	666.6	(159.5)	507.1	(1.1)	665.5	(159.5)	506.0
NICS	653.0	(41.2)	611.8	(1.3)	651.7	(41.2)	610.5
ANS	1,999.1	(142.1)	1,857.0	(4.0)	1,995.1	(142.1)	1,853.0
Home	413.2	(413.2)	—	—	413.2	(413.2)	—
Total	$6,039.2	$(807.5)	$5,231.7	$(11.2)	$6,028.0	$(807.5)	$5,220.5

Goodwill at December 31, 2021 reflects the reorganization of the Company's segment structure, as disclosed in Note 1, resulting in the reallocation of goodwill from the previous segments to the new segments.

As a result of the new segment structure, as of January 1, 2022, the Company assessed goodwill for impairment due to changes in the composition of certain reporting units. The Company performed impairment testing immediately before the change and after the change once goodwill was reallocated and determined that no goodwill impairment existed.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

See Note 7 for the presentation of net sales by segment and geographic region.

Allowance for Doubtful Accounts

	Three Months Ended
	March 31,
	2022	2021
Allowance for doubtful accounts, beginning of period	$63.7	$40.3
Provision (benefit)	2.5	(7.2)
Write-offs	(0.9)	(0.1)
Foreign exchange and other	(0.5)	(0.9)
Allowance for doubtful accounts, end of period	$64.8	$32.1

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers as of March 31, 2022 and December 31, 2021.

Contract Balance Type	Balance Sheet Location	March 31, 2022	December 31, 2021
Unbilled accounts receivable	Accounts receivable, less allowance for doubtful accounts	$44.6	$35.0

Deferred revenue - current	Accrued and other liabilities	121.1	94.6
Deferred revenue - noncurrent	Other noncurrent liabilities	61.8	61.1
Total contract liabilities		$182.9	$155.7

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

There were no material changes to contract asset balances for the three months ended March 31, 2022 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2021 to March 31, 2022 was primarily due to upfront support billings to be recognized over the support term. During the three months ended March 31, 2022, the Company recognized $37.8 million of revenue related to contract liabilities recorded as of December 31, 2021.

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	March 31, 2022	December 31, 2021
Raw materials	$513.1	$436.0
Work in process	204.7	178.3
Finished goods	789.7	821.5
	$1,507.5	$1,435.8

Accrued and Other Liabilities

	March 31, 2022	December 31, 2021
Compensation and employee benefit liabilities	$282.5	$304.7
Deferred revenue	121.1	94.6
Accrued interest	56.7	118.3
Product warranty accrual	50.2	54.0
Restructuring liabilities	44.7	41.0
Operating lease liabilities	44.0	46.7
Patent claims and litigation settlements	13.5	17.0
Other	304.6	313.5
	$917.3	$989.8

Operating Lease Information

	Balance Sheet Location	March 31, 2022	December 31, 2021
Right of use assets	Other noncurrent assets	$149.9	$162.5

Lease liabilities - current	Accrued and other liabilities	$44.0	$46.7
Lease liabilities - noncurrent	Other noncurrent liabilities	134.0	140.8
Total lease liabilities		$178.0	$187.5

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended
	March 31,
	2022	2021
Foreign currency translation
Balance at beginning of period	$(165.8)	$(80.5)
Other comprehensive loss	(16.7)	(51.9)
Amounts reclassified from AOCL	—	0.6
Balance at end of period	$(182.5)	$(131.8)

Defined benefit plan activity
Balance at beginning of period	$(13.4)	$(36.4)
Other comprehensive loss	(1.6)	—
Amounts reclassified from AOCL	0.3	0.3
Balance at end of period	$(14.7)	$(36.1)

Hedging instruments
Balance at beginning of period	$(27.2)	$(39.0)
Other comprehensive income	8.8	12.6
Balance at end of period	$(18.4)	$(26.4)
Net AOCL at end of period	$(215.6)	$(194.3)

Amounts reclassified from net AOCL related to foreign currency translation and defined benefit plans are recorded in other income, net in the Condensed Consolidated Statements of Operations.

Cash Flow Information

	Three Months Ended
	March 31,
	2022	2021
Cash paid during the period for:
Income taxes, net of refunds	$28.7	$18.1
Interest	191.7	195.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

5. FINANCING

	March 31, 2022	December 31, 2021
7.125% senior notes due July 2028	$700.0	$700.0
5.00% senior notes due March 2027	750.0	750.0
8.25% senior notes due March 2027	1,000.0	1,000.0
6.00% senior notes due June 2025	1,300.0	1,300.0
4.75% senior secured notes due September 2029	1,250.0	1,250.0
6.00% senior secured notes due March 2026	1,500.0	1,500.0
Senior secured term loan due April 2026	3,120.0	3,128.0
Senior secured revolving credit facility	—	—
Total principal amount of debt	$9,620.0	$9,628.0
Less: Original issue discount, net of amortization	(19.2)	(20.3)
Less: Debt issuance costs, net of amortization	(92.5)	(97.2)
Less: Current portion	(32.0)	(32.0)
Total long-term debt	$9,476.3	$9,478.5

See Note 7 in the Notes to Consolidated Financial Statements in the 2021 Annual Report for additional information on the terms and conditions of the Company’s debt obligations.

Senior Secured Credit Facilities

During the three months ended March 31, 2022, the Company borrowed and repaid $85.0 million under the Revolving Credit Facility. As of March 31, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility and had availability of $715.6 million, after giving effect to borrowing base limitations and outstanding letters of credit.

During the three months ended March 31, 2022, the Company made quarterly scheduled amortization payments totaling $8.0 million on the senior secured term loan due in 2026 (the 2026 Term Loan). The current portion of long-term debt reflects $32.0 million of repayments due under the 2026 Term Loan.

The Company did not reflect any portion of the 2026 Term Loan as a current portion of long-term debt as of March 31, 2022 related to the potentially required excess cash flow payment because the amount that may be payable in 2023, if any, cannot currently be reliably estimated. There is no excess cash flow payment required in 2022 related to 2021.

Other Matters

The Company’s non-guarantor subsidiaries held $2,986 million, or 23%, of total assets and $1,075 million, or 9%, of total liabilities as of March 31, 2022 and accounted for $670 million, or 30% of net sales for the three months ended March 31, 2022. As of December 31, 2021, the non-guarantor subsidiaries held $3,143 million, or 24%, of total assets and $1,077 million, or 9%, of total liabilities. For the three months ended March 31, 2021, the non-guarantor subsidiaries accounted for $618 million, or 30% of net sales. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap, and the amortization of debt issuance costs and original issue discount, was 5.77% and 5.74% as of March 31, 2022 and December 31, 2021, respectively.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

6. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate derivatives and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of March 31, 2022 and December 31, 2021 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate derivatives and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate derivatives and foreign currency contracts as of March 31, 2022 and December 31, 2021, are as follows:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$7.4	$7.4	$5.7	$5.7	Level 2
Liabilities:
7.125% senior notes due 2028	$700.0	$619.5	$700.0	$690.4	Level 2
5.00% senior notes due 2027	750.0	651.3	750.0	705.0	Level 2
8.25% senior notes due 2027	1,000.0	974.0	1,000.0	1,023.8	Level 2
6.00% senior notes due 2025	1,300.0	1,241.5	1,300.0	1,300.0	Level 2
4.75% senior secured notes due 2029	1,250.0	1,153.1	1,250.0	1,240.3	Level 2
6.00% senior secured notes due 2026	1,500.0	1,513.6	1,500.0	1,554.4	Level 2
Senior secured term loan due 2026	3,120.0	3,038.1	3,128.0	3,092.8	Level 2
Foreign currency contracts	1.9	1.9	0.8	0.8	Level 2
Interest rate swap contracts	0.5	0.5	11.8	11.8	Level 2

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

7. SEGMENTS AND GEOGRAPHIC INFORMATION

As of January 1, 2022, the Company reorganized its internal management and reporting structure to align its portfolio of products and solutions more closely with the markets it serves and bring better performance clarity with its competitive peer set. The reorganization changed the information regularly reviewed by the Company’s chief operating decision maker for purposes of allocating resources and assessing performance. As a result, the Company is now reporting financial performance based on the following operating segments: CCS, OWN, NICS, ANS and Home. All prior period amounts below have been recast to reflect these operating segment changes.

The Connectivity and Cable Solutions (CCS) segment provides fiber optic and copper connectivity and cable solutions for use in telecommunications, cable television, residential broadband networks, data centers and business enterprises. The CCS portfolio includes network solutions for indoor and outdoor network applications. Indoor network solutions include optical fiber and twisted pair structured cable solutions, intelligent infrastructure management hardware and software and network rack and cabinet enclosures. Outdoor network solutions are used in both local-area and wide-area networks and “last mile” fiber-to-the-home installations, including deployments of fiber-to-the-node, fiber-to-the-premises and fiber-to-the-distribution point to homes, businesses and cell sites.

The Outdoor Wireless Networks (OWN) segment focuses on the macro and metro cell markets. The segment includes base station antennas, RF filters, tower connectivity, microwave antennas, metro cell products, cabinets, steel, accessories and Comsearch.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Networking, Intelligent Cellular and Security Solutions (NICS) segment provides wireless networks for enterprises and service providers. Product offerings include indoor and outdoor Wi-Fi and LTE access points, access and aggregation switches; an Internet of Things suite, on-premises and cloud-based control and management systems; and software and software-as-a-service applications addressing security, location, reporting and analytics.

The Access Network Solutions (ANS) segment’s product solutions include cable modem termination systems, video infrastructure, distribution and transmission equipment and cloud solutions that enable facility-based service providers to construct a state-of-the-art residential and metro distribution network. The portfolio also includes a full suite of global services that offer technical support, professional services and system integration to enable solutions sales of the Company’s end-to-end product portfolio.

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

The following table provides summary financial information by reportable segment:

	March 31, 2022	December 31, 2021
Identifiable segment-related assets:
CCS	$4,402.1	$4,377.2
OWN	1,393.8	1,386.5
NICS	1,323.9	1,397.0
ANS	3,792.1	3,831.9
Home	1,477.6	1,479.5
Total identifiable segment-related assets	12,389.5	12,472.1
Reconciliation to total assets:
Cash and cash equivalents	314.7	360.3
Deferred income tax assets	415.1	427.1
Total assets	$13,119.3	$13,259.5

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

The following table provides net sales, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment:

	Three Months Ended
	March 31,
	2022	2021
Net sales:
CCS	$838.0	$676.9
OWN	390.1	324.2
NICS	188.0	191.2
ANS	316.8	378.7
Home	495.7	501.0
Consolidated net sales	$2,228.6	$2,072.0

Segment adjusted EBITDA:
CCS	$98.6	$106.0
OWN	71.0	73.7
NICS	(13.8)	(17.4)
ANS	74.2	108.0
Home	23.3	19.4
Total segment adjusted EBITDA	253.3	289.7
Amortization of intangible assets	(140.7)	(154.7)
Restructuring costs, net	(12.1)	(44.4)
Equity-based compensation	(16.5)	(23.5)
Transaction, transformation and integration costs	(15.6)	(15.7)
Acquisition accounting adjustments	(2.0)	(3.3)
Patent claims and litigation settlements	(1.2)	(1.5)
Reserve for Russian accounts receivable	(5.4)	—
Depreciation	(33.0)	(37.7)
Consolidated operating income	$26.8	$8.9

Depreciation expense:
CCS	$14.0	$13.0
OWN	3.8	3.9
NICS	4.4	5.5
ANS	6.0	7.8
Home	4.8	7.5
Consolidated depreciation expense	$33.0	$37.7

Additions to property, plant and equipment:
CCS	$17.4	$14.3
OWN	2.9	2.2
NICS	2.2	5.1
ANS	2.4	2.8
Home	2.5	2.0
Consolidated additions to property, plant and equipment	$27.4	$26.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 39.6% of total net sales for the three months ended March 31, 2022 compared to 42.5% of total net sales for the three months ended March 31, 2021. The following table presents net sales by reportable segment, disaggregated based on geographic region:

	Three Months Ended March 31, 2022
	CCS	OWN	NICS	ANS	Home	Total
Geographic Region:
United States	$542.4	$270.9	$97.3	$192.2	$244.3	$1,347.1
Europe, Middle East and Africa	131.6	71.4	61.2	32.0	110.2	406.4
Asia Pacific	101.4	28.2	24.0	29.2	20.6	203.4
Caribbean and Latin America	42.0	8.8	3.2	49.3	59.0	162.3
Canada	20.6	10.8	2.3	14.1	61.6	109.4
Consolidated net sales	$838.0	$390.1	$188.0	$316.8	$495.7	$2,228.6

	Three Months Ended March 31, 2021
	CCS	OWN	NICS	ANS	Home	Total
Geographic Region:
United States	$402.6	$190.4	$98.4	$249.7	$250.8	$1,191.9
Europe, Middle East and Africa	121.7	63.4	58.4	26.6	115.6	385.7
Asia Pacific	105.3	42.1	23.3	36.6	18.1	225.4
Caribbean and Latin America	34.2	11.2	4.3	55.3	87.1	192.1
Canada	13.1	17.1	6.8	10.5	29.4	76.9
Consolidated net sales	$676.9	$324.2	$191.2	$378.7	$501.0	$2,072.0

8. RESTRUCTURING COSTS, NET

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

The Company’s net pretax restructuring activity included in restructuring costs, net on the Condensed Consolidated Statements of Operations, by segment, were as follows:

	Three Months Ended
	March 31,
	2022	2021
CCS	$2.9	$16.7
OWN	2.2	5.8
NICS	3.6	11.2
ANS	2.6	4.8
Home	0.8	5.9
Total	$12.1	$44.4

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	March 31, 2022	December 31, 2021
Accrued and other liabilities	$44.7	41.0
Other noncurrent liabilities	19.9	28.2
Total restructuring liabilities	$64.6	$69.2

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

CommScope NEXT Restructuring Actions

In 2021, the Company announced and began implementing a business transformation initiative called CommScope NEXT. This initiative is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. The activity within the liability established for CommScope NEXT restructuring actions was as follows:

	Employee- Related Costs	Other	Total
Balance at December 31, 2021	$60.6	$—	$60.6
Additional expense, net	4.6	3.8	8.4
Cash paid	(2.9)	(0.3)	(3.2)
Foreign exchange and other non-cash items	(1.6)	(3.5)	(5.1)
Balance at March 31, 2022	$60.7	$—	$60.7

CommScope NEXT actions to date have included employee costs related to the planned closure of an international manufacturing facility as well as headcount reductions in manufacturing, engineering, marketing, sales and administrative functions. Asset impairment charges related to real estate that is affected by restructuring actions are included in the other category in the table above and in restructuring costs, net on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022.

The Company has recognized restructuring charges of $99.1 million to date related to CommScope NEXT actions. The Company expects to make cash payments of $33.6 million during the remainder of 2022 and additional cash payments of $27.1 million in 2023 to settle CommScope NEXT restructuring actions. Additional restructuring actions related to CommScope NEXT are expected to be identified and the resulting charges and cash requirements could be material.

ARRIS Integration Restructuring Actions

In anticipation of and following the acquisition of ARRIS, the Company initiated a series of restructuring actions to integrate and streamline operations and achieve cost synergies. The activity within the liability established for the ARRIS integration restructuring actions was as follows:

	Employee- Related Costs	Other	Total
Balance at December 31, 2021	$8.3	$0.1	$8.4
Additional expense (reversals), net	(0.6)	4.3	3.7
Cash paid	(4.0)	(0.6)	(4.6)
Foreign exchange and other non-cash items	—	(3.7)	(3.7)
Balance at March 31, 2022	$3.7	$0.1	$3.8

The ARRIS integration actions included headcount reductions in manufacturing, sales, engineering, marketing and administrative functions. The Company has recognized restructuring charges of $179.5 million since the ARRIS acquisition for integration actions. Asset impairment charges related to real estate and equipment that is affected by restructuring actions are included in the other category in the table above and in restructuring costs, net on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022.

The Company expects to make cash payments of $3.7 million during the remainder of 2022 and additional cash payments of $0.1 million in 2023 to settle the ARRIS integration initiatives. The Company does not expect to identify significant additional restructuring actions related to the ARRIS integration.

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

Holders of the Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. Dividends can be paid in cash, in-kind through the issuance of additional shares of the Convertible Preferred Stock or any combination of the two, at the Company’s option. During the three months ended March 31, 2022, the Company paid dividends in-kind of $14.5 million, which was recorded as additional Convertible Preferred Stock in the Condensed Consolidated Balance Sheets. The Company paid cash dividends of $14.3 million during the three months ended March 31, 2021.

10. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of March 31, 2022, $102.6 million of total unrecognized compensation expense related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) is expected to be recognized over a remaining weighted average period of 2.1 years. There were no significant capitalized equity-based compensation costs at March 31, 2022.

The following table shows a summary of the equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2022	2021
Selling, general and administrative	$9.4	$11.9
Research and development	4.9	7.7
Cost of sales	2.2	3.9
Total equity-based compensation expense	$16.5	$23.5

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. These awards generally vest over five years following the grant date and have a contractual term of ten years.

The following table summarizes the stock option activity (in millions, except per share data and years):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	2.7	$24.59
Expired	(0.1)	$23.87
Options outstanding at March 31, 2022	2.6	$24.77	4.2	$—
Options vested at March 31, 2022	2.3	$25.70	3.9	$—
Options unvested at March 31, 2022	0.3	$17.97	7.0	$—

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The exercise prices of outstanding options at March 31, 2022 were in the following ranges (in millions, except per share data and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$5.50 to $18.50	0.1	5.1	$11.05	0.1	$10.65
$18.51 to $30.00	1.7	4.6	$19.76	1.4	$20.00
$30.01 to $45.00	0.8	3.4	$36.33	0.8	$36.33
$5.50 to $45.00	2.6	4.2	$24.77	2.3	$25.70

The Company uses the Black-Scholes model to estimate the fair value of stock option awards at the date of grant. Key inputs and assumptions used in the model include the exercise price of the award, the expected option term, the risk-free interest rate, stock price volatility and the Company’s projected dividend yield. The expected term represents the period over which the Company’s employees are expected to hold their options. The risk-free interest rate reflects the yield on zero-coupon U.S. treasury securities with a term equal to the option’s expected term. Expected volatility is derived based on the historical volatility of the Company’s stock. The Company’s projected dividend yield is zero. There were no stock option awards granted during the three months ended March 31, 2022 or 2021.

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period that generally ranges from one to three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in millions, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at December 31, 2021	10.4	$15.04
Granted	1.6	$8.77
Vested and shares issued	(3.7)	$13.68
Forfeited	(0.3)	$15.74
Non-vested share units at March 31, 2022	8.0	$14.42

Performance Share Units

PSUs are stock awards in which the number of shares ultimately received by the employee depends on achievement against a performance measure. Certain of CommScope’s PSUs have an internal performance measure vesting at the end of three years. The number of shares issued under these awards can vary between 0% and 300% of the number of PSUs granted. The fair value of these awards is determined on the date of grant based on the Company's stock price.

CommScope also has PSUs with a market condition performance measure based on stock price milestones over a three-year period. The number of shares issued under these awards can vary between 0% to 100% of the number of PSUs granted. In addition, during the three months ended March 31, 2022, the Company granted certain other PSUs with a market condition based on the Company’s total stockholder return (TSR) ranking relative to the S&P 500 TSR for a three-year period. The number of shares issued under these awards can vary between 0% to 200% of the number of PSUs granted. The Company uses a Monte Carlo simulation model to estimate the fair value of PSUs with a market condition performance measure at the date of grant. Key assumptions used in the model include the risk-free interest rate, which reflects the yield on zero-coupon U.S. treasury securities, and stock price volatility, which is derived based on the historical volatility of the Company’s stock.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the weighted average assumptions used to estimate the fair value of these awards granted during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.5%	0.3%
Expected volatility	60.6%	52.5%
Weighted average fair value at grant date	$11.47	$7.59

The following table summarizes the PSU activity (in millions, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at December 31, 2021	2.1	$7.69
Granted	1.1	$9.60
Non-vested share units at March 31, 2022	3.2	$8.30

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report).

We discuss certain financial measures in management’s discussion and analysis of financial condition and results of operations, including adjusted EBITDA, that differ from measures calculated in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.). See "Reconciliation of Non-GAAP Measures" included elsewhere in this quarterly report for more information about these non-GAAP financial measures, including our reasons for including the measures and material limitations with respect to the usefulness of the measures.

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

In 2021, we announced a transformation initiative called CommScope NEXT designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We believe these efforts are critical to making us more competitive and allowing us to invest in growth and maximize stockholder and stakeholder value. We incurred $12.1 million and $44.4 million of restructuring costs and $15.6 million and $15.7 million of transaction, transformation and integration costs during the three months ended March 31, 2022 and 2021, respectively, both primarily related to CommScope NEXT. We expect to continue to incur restructuring costs and transaction, transformation and integration costs related to CommScope NEXT and such costs could be material.

As a step to optimize our portfolio through CommScope NEXT, as of January 1, 2022, we reorganized our internal management and reporting structure to align our portfolio of products and solutions more closely with the markets we serve and bring better performance clarity with our competitive peer set. The reorganization changed the information regularly reviewed by our chief operating decision maker for purposes of allocating resources and assessing performance. As a result, we are now reporting financial performance based on the following operating segments: Connectivity and Cable Solutions (CCS), Outdoor Wireless Networks (OWN), Networking, Intelligent Cellular and Security Solutions (NICS), Access Network Solutions (ANS) and Home Networks (Home). Prior to this change, we operated and reported four operating segments: Broadband Networks (Broadband), Outdoor Wireless Networks (OWN), Venue and Campus Networks (VCN) and Home Networks (Home). The Home segment was unchanged in this realignment. All prior period amounts have been recast to reflect these operating segment changes.

Also as a step in our CommScope NEXT transformation plan, in 2021, we announced a plan to separate the Home Networks business via a spin-off transaction. Due to the impact of the uncertain supply chain environment on the Home Networks business, we have delayed our separation plan, but we continue to analyze the financial results of our "Core" business separately from Home. As such, below we refer to certain supplementary Core financial measures, which reflect the results of our CCS, OWN, NICS and ANS segments in the aggregate. See the Segment Results section below for the aggregation of our Core financial measures.

Impacts of COVID-19 and Supply Chain Constraints

The impact of the COVID-19 pandemic and measures taken to contain its spread remain dynamic. We continue to monitor the situation, particularly the new lock-downs and restrictions in parts of China that have recently been imposed, and actively assess further implications for our business, supply chain and customer demand. In the second quarter of 2022, we reopened most of our offices across the globe, but we continue to take meaningful precautions in accordance with relevant guidelines to protect the health and safety of our employees. Variants continue to emerge, efforts to mitigate or contain the impacts of the pandemic continue to evolve and the duration and severity of the impact of the pandemic on our business and results of operations in future periods remain uncertain.

As in many industries, we have seen the negative impacts of COVID-19 recede and a recovery in demand for our products over the past year, but this has created negative indirect consequences such as inflation, shortages in materials and components and increased logistics costs. Prices for certain commodities that we use such as aluminum, copper, steel, silicon, fluoropolymers and certain other polymers have experienced significant volatility as a result of changes in the levels of global demand, supply disruptions, including port, transportation and distribution delays or interruptions, and other factors. As a result, we have seen a significant increase in costs that has negatively impacted our results of operations. We are also experiencing limited supply of memory devices, capacitors and silicon chips, which has increased our costs and has impacted our ability to deliver on a timely basis due to extended lead times. We are trying to mitigate our increasing component and logistics costs by implementing higher prices on our products and services. We are also mitigating certain shortages by purchasing components in advance and maintaining higher levels of inventory or finding alternate vendors for some components.

We believe the global supply chain challenges and their adverse impact on our business and financial results will persist, at least through the remainder of 2022, and may extend into periods thereafter. We expect these constrained supply conditions to increase our costs and impact our ability to deliver products to our customers in a timely manner.

For more discussion of the risks related to COVID-19 and the supply chain environment, see Part I, Item 1A, “Risk Factors” in our 2021 Annual Report.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies as disclosed in our 2021 Annual Report.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 WITH THE THREE MONTHS ENDED MARCH 31, 2021

	Three Months Ended
	March 31,
	2022		2021
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,228.6	100.0%	$2,072.0	100.0%	$156.6	7.6%
Core net sales (1)	1,732.9	77.8	1,571.0	75.8	161.9	10.3
Gross profit	636.3	28.6	672.2	32.4	(35.9)	(5.3)
Operating income	26.8	1.2	8.9	0.4	17.9	201.1
Core operating income (1)	40.6	2.3	40.4	2.6	0.2	0.5
Non-GAAP adjusted EBITDA (2)	253.3	11.4	289.7	14.0	(36.4)	(12.6)
Core adjusted EBITDA (1)	230.0	13.3	270.3	17.2	(40.3)	(14.9)
Net loss	(139.9)	(6.3)	(97.6)	(4.7)	(42.3)	43.3
Diluted loss per share	$(0.75)		$(0.55)		$(0.20)	35.5

(1)
Core financial measures reflect the results of our CCS, OWN, NICS and ANS segments, in the aggregate. Core financial measures exclude the results of our Home segment. See the Segment Results section below for illustration of the aggregation of our Core financial measures.
(2)
See “Reconciliation of Non-GAAP Measures.”

Net sales

	Three Months Ended
	March 31,			%
	2022	2021	Change	Change
	(dollars in millions)
Net sales	$2,228.6	$2,072.0	$156.6	7.6%
Domestic	1,347.1	1,191.9	155.2	13.0
International	881.5	880.1	1.4	0.2

Net sales for the three months ended March 31, 2022 increased $156.6 million, or 7.6%, compared to the prior year period primarily driven by higher pricing and increased volume. Core net sales increased $161.9 million, or 10.3%, compared to the prior year period with increases in the CCS segment of $161.1 million and the OWN segment of $65.9 million, partially offset by decreases in the ANS segment of $61.9 million and the NICS segment of $3.2 million. For the three months ended March 31, 2022, net sales in the Home segment decreased $5.3 million compared to the prior year period. We continued to experience supply shortages and extended lead times for certain materials that negatively affected our ability to meet customer demand for certain of our products during the three months ended March 31, 2022. We expect these shortages and delays to persist for the remainder of 2022 and into 2023. For further details by segment, see the discussion of Segment Results below.

From a regional perspective, for the three months ended March 31, 2022 compared to the prior year period, net sales increased in the U.S. by $155.2 million, Canada by $32.5 million and the Europe, Middle East and Africa (EMEA) region by $20.7 million. These increases in net sales were partially offset by decreases in the Caribbean and Latin American (CALA) region of $29.8 million and the Asia Pacific (APAC) region of $22.0 million. Net sales to customers located outside of the U.S. comprised 39.6% of total net sales for the three months ended March 31, 2022 compared to 42.5% for the three months ended March 31, 2021. Foreign exchange rate changes impacted net sales unfavorably by approximately 1% for the three months ended March 31, 2022 compared to the prior year period. For additional information on regional sales by segment, see the discussion of Segment Results below and Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Gross profit, SG&A expense and R&D expense

	Three Months Ended
	March 31,			%
	2022	2021	Change	Change
	(dollars in millions)
Gross profit	$636.3	$672.2	$(35.9)	(5.3)%
As a percent of sales	28.6%	32.4%
SG&A expense	286.0	292.7	(6.7)	(2.3)
As a percent of sales	12.8%	14.1%
R&D expense	170.7	171.5	(0.8)	(0.5)
As a percent of sales	7.7%	8.3%

Gross profit (net sales less cost of sales)

Despite higher consolidated net sales, gross profit decreased for the three months ended March 31, 2022 compared to the prior year period primarily due to significantly higher material and freight costs.

Selling, general and administrative expense

For the three months ended March 31, 2022, SG&A expense decreased by $6.7 million compared to the prior year period. The decrease was primarily due to cost savings initiatives, partially offset by higher bad debt expense of $9.4 million, $5.4 million of which was driven by a reassessment of the collectability of our outstanding accounts receivable from Russian customers in light of the ongoing Russia/Ukraine conflict.

Research and development expense

Research and development (R&D) expense was relatively unchanged for the three months ended March 31, 2022 compared to the prior year period. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs, net

	Three Months Ended
	March 31,			%
	2022	2021	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$140.7	$154.7	$(14.0)	(9.0)%
Restructuring costs, net	12.1	44.4	(32.3)	(72.7)

Amortization of purchased intangible assets

For the three months ended March 31, 2022, amortization of purchased intangible assets was lower compared to the prior year period because certain of our intangible assets became fully amortized.

Restructuring costs, net

The net restructuring costs recorded during the three months ended March 31, 2022 and 2021 included $8.4 million and $33.3 million, respectively, related to CommScope NEXT and $3.7 million and $11.1 million, respectively, related to integrating the ARRIS business. From a cash perspective, we paid $7.8 million to settle restructuring liabilities during the three months ended March 31, 2022 and expect to pay an additional $37.3 million by the end of 2022 and $27.2 million during 2023 related to restructuring actions that have been initiated. Additional restructuring actions related to CommScope NEXT are expected to be identified and the resulting charges and cash requirements could be material. We do not expect to identify significant additional restructuring actions related to the ARRIS integration.

Other income, net

	Three Months Ended
	March 31,			%
	2022	2021	Change	Change
	(dollars in millions)
Foreign currency gain (loss)	$(0.2)	$0.3	$(0.5)	(166.7)%
Other income	0.2	0.7	(0.5)	(71.4)

Foreign currency gain (loss)

Foreign currency gain includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The change in foreign currency loss for the three months ended March 31, 2022 was not significant compared to the prior year period.

Other income, net

The change in other income, net for the three months ended March 31, 2022 was not significant compared to the prior year period.

Interest expense, Interest income and Income taxes

	Three Months Ended
	March 31,			%
	2022	2021	Change	Change
	(dollars in millions)
Interest expense	$(136.5)	$(137.5)	$1.0	(0.7)%
Interest income	0.7	0.5	0.2	40.0
Income tax (expense) benefit	(30.9)	29.5	(60.4)	(204.7)

Interest expense and interest income

Interest expense was relatively unchanged for the three months ended March 31, 2022 compared to the prior year period. Our weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap and the amortization of debt issuance costs and original issue discount, was 5.77% at March 31, 2022, 5.74% at December 31, 2021 and 5.85% at March 31, 2021.

Income tax (expense) benefit

For the three months ended March 31, 2022, we recognized $30.9 million of income tax expense on a pretax loss of $109.0 million. Our tax expense was driven by the unfavorable impacts of U.S. anti-deferral provisions and non-creditable withholding taxes.

Our effective income tax rate was 23.2% for the three months ended March 31, 2021. We recognized a tax benefit of $29.5 million on a pretax loss of $127.1 million. Our tax benefit was higher than the statutory rate and was impacted favorably by decreases in prior year uncertain tax positions and adjustments related to the finalization of prior year’s tax returns, offset partially by the unfavorable impacts of earnings in foreign jurisdictions that are taxed at rates higher than the U.S. statutory rate, foreign withholding taxes and U.S. anti-deferral provisions.

Segment Results

	Three Months Ended
	March 31,
	2022		2021
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$838.0	37.6%	$676.9	32.7%	$161.1	23.8%
OWN	390.1	17.5	324.2	15.6	65.9	20.3
NICS	188.0	8.4	191.2	9.2	(3.2)	(1.7)
ANS	316.8	14.2	378.7	18.3	(61.9)	(16.3)
Core net sales (1)	1,732.9	77.8	1,571.0	75.8	161.9	10.3
Home	495.7	22.2	501.0	24.2	(5.3)	(1.1)
Consolidated net sales	$2,228.6	100.0%	$2,072.0	100.0%	$156.6	7.6%

Operating income (loss) by segment:
CCS	$37.3	4.5%	$26.1	3.9%	$11.2	42.9%
OWN	52.9	13.6	50.8	15.7	2.1	4.1
NICS	(43.0)	(22.9)	(60.4)	(31.6)	17.4	(28.8)
ANS	(6.6)	(2.1)	23.9	6.3	(30.5)	(127.6)
Core operating income (1)	40.6	2.3	40.4	2.6	0.2	0.5
Home	(13.8)	(2.8)	(31.5)	(6.3)	17.7	(56.2)
Consolidated operating income	$26.8	1.2%	$8.9	0.4%	$17.9	201.1%

Adjusted EBITDA by segment:
CCS	$98.6	11.8%	$106.0	15.7%	$(7.4)	(7.0)%
OWN	71.0	18.2	73.7	22.7	(2.7)	(3.7)
NICS	(13.8)	(7.3)	(17.4)	(9.1)	3.6	(20.7)
ANS	74.2	23.4	108.0	28.5	(33.8)	(31.3)
Core adjusted EBITDA (1)	230.0	13.3	270.3	17.2	(40.3)	(14.9)
Home	23.3	4.7	19.4	3.9	3.9	20.1
Non-GAAP consolidated adjusted EBITDA (2)	$253.3	11.4%	$289.7	14.0%	$(36.4)	(12.6)%

Note: Components may not sum to total due to rounding.

(1)
Core financial measures reflect the results of our CCS, OWN, NICS and ANS segments, in the aggregate. Core financial measures exclude the results of our Home segment.
(2)
See “Reconciliation of Non-GAAP Measures.”

Connectivity and Cable Solutions Segment

Net sales for the CCS segment increased for the three months ended March 31, 2022 compared to the prior year period due to increased demand for our products and services as service providers continued to enhance their networks to keep pace with increasing broadband demand. CCS segment net sales also benefitted from pricing increases as well as additional production enabled by our capacity expansion. We continue to experience supply shortages with certain of our network cable products, which hindered our ability to meet customer demand for our CCS segment products during the three months ended March 31, 2022, and these shortages could extend into the remainder of 2022. From a regional perspective, for the three months ended March 31, 2022, net sales increased in the U.S. by $139.8 million, the EMEA region by $9.9 million, the CALA region by $7.8 million and Canada by $7.5 million but decreased in the APAC region by $3.9 million. Foreign exchange rate changes impacted CCS segment net sales unfavorably by approximately 1% during the three months ended March 31, 2022 compared to the prior year period.

For the three months ended March 31, 2022, CCS segment operating income and adjusted EBITDA both benefitted from pricing increases and higher sales volumes. However, these benefits were more than offset by higher material and freight costs and increases in SG&A and R&D costs. Compared to the prior year period, CCS segment operating income for the three months ended March 31, 2022 was favorably impacted by a $13.8 million reduction in restructuring expense and a $10.8 million reduction in amortization expense but was unfavorably impacted by a $4.9 million charge to establish an allowance against certain accounts receivable determined to be uncollectible as a result of the Russia/Ukraine conflict. Restructuring expense, amortization expense and the charge related to certain uncollectible accounts receivable resulting from the Russia/Ukraine conflict are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Outdoor Wireless Networks Segment

For the three months ended March 31, 2022, OWN segment net sales increased compared to the prior year period primarily due to an increase in customer demand for both metro and macro cell solutions and favorable pricing impacts. From a regional perspective, for the three months ended March 31, 2022, OWN segment net sales increased in the U.S. by $80.5 million and the EMEA region by $8.0 million but decreased in the APAC region by $13.9 million, Canada by $6.3 million and the CALA region by $2.4 million compared to the prior year period. Foreign exchange rate changes impacted OWN segment net sales unfavorably by approximately 1% during the three months ended March 31, 2022 compared to the same prior year period.

For the three months ended March 31, 2022, OWN segment operating income and adjusted EBITDA both benefitted from increased sales volumes and favorable pricing impacts, but these benefits were more than offset by higher material and freight costs. Compared to the prior year period, OWN segment operating income for the three months ended March 31, 2022 was favorably impacted by a $3.6 million reduction in restructuring expense which is not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Networking, Intelligent Cellular and Security Solutions Segment

For the three months ended March 31, 2022, NICS segment net sales decreased slightly compared to the prior year period. Sales of our Ruckus products were unfavorably impacted by material shortages, but the decrease was partially offset by the favorable impacts of pricing. NICS segment net sales also benefitted from increased demand for our distributed antenna systems and small cell products. We believe the material shortages experienced by our Ruckus business could continue for the remainder of 2022 and into 2023. From a regional perspective, for the three months ended March 31, 2022, net sales decreased in Canada by $4.5 million, the U.S. by $1.1 million and the CALA region by $1.1 million but increased in the EMEA region by $2.8 million and the APAC region by $0.7 million compared to the prior year period. Foreign exchange rate changes impacted NICS segment net sales unfavorably by approximately 1% during the three months ended March 31, 2022 compared to the prior year period.

For the three months ended March 31, 2022, NICS segment operating loss decreased and adjusted EBITDA increased compared to the prior year period primarily due to favorable pricing impacts on certain products, favorable product mix and lower selling expenses, partially offset by lower sales volumes, higher material costs and higher R&D costs. Compared to the prior year period, NICS segment operating loss was favorably impacted by a $7.6 million reduction in restructuring expense and a $2.5 million reduction in amortization expense which are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Access Network Solutions Segment

For the three months ended March 31, 2022, net sales decreased in the ANS segment due to the negative impact of supply shortages resulting in delays on our ability to meet customer demand. These shortages could continue for the remainder of 2022. From a regional perspective, for the three months ended March 31, 2022, net sales decreased in the U.S. by $57.5 million, the APAC region by $7.4 million and the CALA region by $6.0 million but increased in the EMEA region by $5.4 million and Canada by $3.6 million compared to the prior year period. Foreign exchange rate changes had no significant impact on ANS segment net sales during the three months ended March 31, 2022 compared to the prior year period.

For the three months ended March 31, 2022, ANS segment operating loss increased and adjusted EBITDA decreased compared to the prior year period primarily due to lower sales volumes and unfavorable geographic and product mix, partially offset by lower material and freight costs and lower SG&A and R&D costs. Compared to the prior year period, ANS segment operating loss was unfavorably impacted by a $3.8 million transformation cost related to the termination of a supply agreement as part of CommScope NEXT but was favorably impacted by a $2.2 million reduction in restructuring expense. Neither of these items is reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Home Networks Segment

Net sales for the Home segment decreased slightly for the three months ended March 31, 2022 compared to the prior year period. While net sales of broadband solution products benefitted from favorable pricing impacts, these increases were more than offset by lower net sales volumes of our other Home products due to continued supply shortages, which delayed our ability to meet customer demand. Although we are working to secure components from key suppliers, we still expect to experience supply chain challenges through 2022 and into 2023. From a regional perspective, for the three months ended March 31, 2022, net sales decreased in the CALA region by $29.8 million, the U.S. by $6.5 million and the EMEA region by $5.4 million but increased in Canada by $32.2 million and the APAC region by $2.5 million compared to the prior year period. Foreign exchange rate changes impacted Home segment net sales unfavorably by less than 1% during the three months ended March 31, 2022 compared to the prior year period.

For the three months ended March 31, 2022, Home segment operating loss decreased and adjusted EBITDA increased compared to the prior year period primarily due to favorable pricing impacts, benefits from cost savings initiatives, lower warranty costs and favorable product mix. These benefits were partially offset by higher component and freight costs and lower sales volumes. Compared to the prior year period, Home segment operating loss for the three months ended March 31, 2022 was favorably impacted by a reduction of $5.1 million in restructuring expense and a $3.4 million reduction in transaction, transformation and integration costs which are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data).

	March 31, 2022	December 31, 2021	Change	% Change
	(dollars in millions)
Cash and cash equivalents	$314.7	$360.3	$(45.6)	(12.7)%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	1,138.8	1,068.9	69.9	6.5
Availability under revolving credit facility	715.6	684.1	31.5	4.6
Long-term debt, including current portion	9,508.3	9,510.5	(2.2)	—
Total capitalization (2)	10,264.8	10,410.0	(145.2)	(1.4)
Long-term debt as a percentage of total capitalization	92.6%	91.4%

(1) Working capital consisted of current assets of $3,643.4 million less current liabilities of $2,221.9 million at March 31, 2022. Working capital consisted of current assets of $3,579.7 million less current liabilities of $2,182.5 million at December 31, 2021.

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

The primary uses of liquidity include debt service requirements, voluntary debt repayments or redemptions, working capital requirements, capital expenditures, business separation transaction costs, transformation costs, acquisition integration costs, dividends related to the Convertible Preferred Stock if we elect to pay such dividends in cash, litigation settlements, income tax payments and other contractual obligations. We expect the interest payments on our senior secured term loan due in 2026 (2026 Term Loan) and our senior secured asset-based revolving credit facility (Revolving Credit Facility) to increase in 2022 as a result of the Federal Reserve’s increase in interest rates in March 2022 and the expectation that they will continue to raise interest rates further in 2022. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” in our 2021 Annual Report for further discussion of our interest rate risk. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our Revolving Credit Facility, will be sufficient to meet our presently anticipated future cash needs. We may experience volatility in cash flows between periods due to, among other reasons, variability in the timing of vendor payments and customer receipts. We may, from time to time, borrow additional amounts under our Revolving Credit Facility or issue debt or equity securities, if market conditions are favorable, to meet future cash needs or to reduce our borrowing costs.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended March 31, 2022, our non-GAAP pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $1,132.6 million, which included annualized savings expected from cost reduction initiatives ($52.0 million) so that the impact of cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at March 31, 2022.

Cash and cash equivalents decreased during the three months ended March 31, 2022 primarily driven by cash used for operating activities of $14.6 million, capital expenditures of $27.4 million and tax withholding payments for vested equity-based compensation awards of $10.6 million. As of March 31, 2022, approximately 71% of our cash and cash equivalents were held outside the U.S.

Working capital, excluding cash and cash equivalents and the current portion of long-term debt, increased during the three months ended March 31, 2022 primarily due to higher inventory balances as a result of rising material costs and increases in stock as we build inventory waiting for certain materials or components to complete our products for sale. Offsetting the increase in inventory was an increase in accounts payable mainly driven by higher inventory balances and a shift in payments timing. In the first quarter of 2022, we sold approximately $82 million of accounts receivable under customer-sponsored supplier financing agreements. Approximately $60 million of that amount impacted working capital, excluding cash and cash equivalents and the current portion of long-term debt, as of March 31, 2022. Under these agreements, we are able to sell certain accounts receivable to a bank, and we retain no interest in and have no servicing responsibilities for the accounts receivable sold.

The net reduction in total capitalization during the three months ended March 31, 2022 reflected the net loss for the period.

Cash Flow Overview

	Three Months Ended
	March 31,			%
	2022	2021	Change	Change
	(dollars in millions)
Net cash used in operating activities	$(14.6)	$(124.0)	$109.4	(88.2)%
Net cash used in investing activities	(16.0)	(25.4)	9.4	(37.0)
Net cash used in financing activities	(17.2)	(42.7)	25.5	(59.7)

Operating Activities

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Net loss	$(139.9)	$(97.6)
Adjustments to reconcile net loss to net cash generated by operating activities:
Depreciation and amortization	180.2	199.2
Equity-based compensation	16.5	23.5
Deferred income taxes	2.3	(53.4)
Changes in assets and liabilities:
Accounts receivable	(60.5)	(164.2)
Inventories	(73.7)	(10.7)
Prepaid expenses and other assets	29.6	4.1
Accounts payable and other liabilities	23.5	(23.9)
Other	7.4	(1.0)
Net cash used in operating activities	$(14.6)	$(124.0)

During the three months ended March 31, 2022, cash used for operating activities decreased compared to the prior year period primarily as a result of higher collections of accounts receivable and a shift in the timing of certain variable incentive compensation payments, partially offset by higher inventory costs.

Investing Activities

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Additions to property, plant and equipment	$(27.4)	$(26.4)
Proceeds from sale of property, plant and equipment	—	1.0
Other	11.4	—
Net cash used in investing activities	$(16.0)	$(25.4)

During the three months ended March 31, 2022, the decrease in cash used in investing activities compared to the prior year period was primarily driven by proceeds of $6.9 million on the sale of an equity method investment and a return of $4.5 million on equity method investments.

Financing Activities

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Long-term debt repaid	$(93.0)	$(8.0)
Long-term debt proceeds	85.0	—
Dividends paid on Series A convertible preferred stock	—	(14.3)
Proceeds from the issuance of common shares under equity-based compensation plans	0.1	3.9
Tax withholding payments for vested equity-based compensation awards	(10.6)	(24.3)
Other	1.3	—
Net cash used in financing activities	$(17.2)	$(42.7)

During the three months ended March 31, 2022, we borrowed and repaid $85.0 million under the Revolving Credit Facility. We also paid the quarterly scheduled amortization payment of $8.0 million on the senior secured term loan due in 2026 during the three months ended March 31, 2022.

As of March 31, 2022, we had no outstanding borrowings under the Revolving Credit Facility and the remaining availability was $715.6 million, reflecting a borrowing base of $807.5 million reduced by $91.9 million of letters of credit issued under the Revolving Credit Facility.

During the three months ended March 31, 2022, we received proceeds of $0.1 million related to the exercise of stock options compared to $3.9 million in the prior year period. Also during the three months ended March 31, 2022, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $10.6 million compared to $24.3 million in the prior year period.

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

We also believe presenting these non-GAAP results for the twelve months ended March 31, 2022 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the three months ended March 31, 2021 from the data for the year ended December 31, 2021 and then adding the data for the three months ended March 31, 2022.

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

Consolidated

	Three Months		Year	Twelve Months
	Ended		Ended	Ended
	March 31,		December 31,	March 31,
	2022	2021	2021	2022
	(in millions)
Net loss	$(139.9)	$(97.6)	$(462.6)	$(504.9)
Income tax expense (benefit)	30.9	(29.5)	(71.9)	(11.5)
Interest income	(0.7)	(0.5)	(1.9)	(2.1)
Interest expense	136.5	137.5	561.2	560.2
Other (income) expense, net	—	(1.0)	23.8	24.8
Operating income	$26.8	$8.9	$48.6	$66.5
Adjustments:
Amortization of purchased intangible assets	140.7	154.7	613.0	599.0
Restructuring costs, net	12.1	44.4	91.9	59.6
Equity-based compensation	16.5	23.5	79.6	72.6
Asset impairments	—	—	13.7	13.7
Transaction, transformation and integration costs (1)	15.6	15.7	90.3	90.2
Acquisition accounting adjustments (2)	2.0	3.3	11.5	10.2
Patent claims and litigation settlements	1.2	1.5	31.7	31.4
Reserve for Russian accounts receivable	5.4	—	—	5.4
Depreciation	33.0	37.7	136.7	132.0
Non-GAAP adjusted EBITDA	$253.3	$289.7	$1,117.0	$1,080.6

Note: Components may not sum to total due to rounding.

(1)
In 2022, primarily reflects transformation costs related to CommScope NEXT and integration costs related to the ARRIS acquisition. In 2021, primarily reflects transaction costs related to the planned spin-off of the Home Networks business, transformation costs related to CommScope NEXT and integration costs related to the ARRIS acquisition.
(2)
In 2022 and 2021, reflects acquisition accounting adjustments related to reducing deferred revenue to its estimated fair value.

Reconciliation of Segment Adjusted EBITDA

Segment adjusted EBITDA is provided as a performance measure in Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. Below we reconcile segment adjusted EBITDA for each segment individually to operating income (loss) for that segment to supplement the reconciliation of the total segment adjusted EBITDA to consolidated operating loss in that footnote.

Connectivity and Cable Solutions Segment

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating income	$37.3	$26.1
Adjustments:
Amortization of purchased intangible assets	29.4	40.2
Restructuring costs, net	2.9	16.7
Equity-based compensation	4.0	5.7
Transaction, transformation and integration costs	4.4	4.2
Patent claims and litigation settlements	1.6	—
Reserve for Russian accounts receivable	4.9	—
Depreciation	14.0	13.0
Adjusted EBITDA	$98.6	$106.0

Outdoor Wireless Networks Segment

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating income	$52.9	$50.8
Adjustments:
Amortization of purchased intangible assets	8.1	8.8
Restructuring costs, net	2.2	5.8
Equity-based compensation	1.9	2.5
Transaction, transformation and integration costs	1.8	1.9
Reserve for Russian accounts receivable	0.1	—
Depreciation	3.8	3.9
Adjusted EBITDA	$71.0	$73.7

Networking Intelligent Cellular and Security Solutions Segment

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating loss	$(43.0)	$(60.4)
Adjustments:
Amortization of purchased intangible assets	15.5	18.0
Restructuring costs, net	3.6	11.2
Equity-based compensation	3.6	5.1
Transaction, transformation and integration costs	1.2	1.4
Acquisition accounting adjustments	0.6	1.5
Patent claims and litigation settlements	—	0.3
Reserve for Russian accounts receivable	0.4	—
Depreciation	4.4	5.5
Adjusted EBITDA	$(13.8)	$(17.4)

Access Network Solutions Segment

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating income (loss)	$(6.6)	$23.9
Adjustments:
Amortization of purchased intangible assets	61.7	61.7
Restructuring costs, net	2.6	4.8
Equity-based compensation	4.2	6.3
Transaction, transformation and integration costs	5.5	2.2
Acquisition accounting adjustments	0.8	1.2
Depreciation	6.0	7.8
Adjusted EBITDA	$74.2	$108.0

Home Networks Segment

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating loss	$(13.8)	$(31.5)
Adjustments:
Amortization of purchased intangible assets	26.0	26.0
Restructuring costs, net	0.8	5.9
Equity-based compensation	2.9	3.9
Transaction, transformation and integration costs	2.6	6.0
Acquisition accounting adjustments	0.4	0.5
Patent claims and litigation settlements	(0.4)	1.2
Depreciation	4.8	7.5
Adjusted EBITDA	$23.3	$19.4

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

These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, risks related to the successful execution of CommScope NEXT; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing and timing of delivery of products to customers; risks associated with our dependence on a limited number of key suppliers for certain raw materials and components; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities or those of our contract manufacturers that may affect our ability to meet customer demands for products; possible future restructuring actions; the risk that our manufacturing operations, including our contract manufacturers that we rely on, encounter capacity, production, quality, financial or other difficulties causing difficulty in meeting customer demands; substantial indebtedness and restrictive debt covenants; our ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; the potential separation of the Home Networks business or any other potential separation, divestiture or discontinuance of a business or product line, including uncertainty regarding the timing of the separation, achieving the expected benefits and the potential disruption to the business; our ability to integrate and fully realize anticipated benefits from prior or future divestitures, acquisitions or equity investments; our dependence on customers’ capital spending on data and communication systems; concentration of sales among a limited number of customers and channel partners; risks associated with our sales through channel partners; changes to the regulatory environment in which we and our customers operate; changes in technology; industry competition and the ability to retain customers through product innovation, introduction, and marketing; possible future impairment charges for fixed or intangible assets, including goodwill; our ability to attract and retain qualified key employees; labor unrest; product quality or performance issues, including those associated with our suppliers or contract manufacturers, and associated warranty claims; our ability to maintain effective management information technology systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches, ransomware or computer viruses; the use of open standards; the long-term impact of climate change; significant international operations exposing us to economic risks like variability in foreign exchange rates and inflation as well as political and other risks, including the impact of wars, regional conflicts and terrorism; the potential impact of higher than normal inflation; our ability to comply with governmental anti-corruption laws and regulations and export and import controls and sanctions worldwide; our ability to compete in international markets due to export and import controls to which we may be subject; changes in the laws and policies in the United States affecting trade, including the risk and uncertainty related to tariffs or potential trade wars and potential changes to laws and policies, that may impact our products; cost of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign environmental laws; the impact of litigation and similar regulatory proceedings that we are involved in or may become involved in, including the costs of such litigation; the scope, duration and impact of disease outbreaks and pandemics, such as COVID-19, on our business including employees, sites, operations, customers, supply chain and the global economy; income tax rate variability and ability to recover amounts recorded as deferred tax assets; and other factors beyond our control. These and other factors are discussed in greater detail in our 2021 Annual Report, and may be updated from time to time in our annual reports, quarterly reports, current reports and other filings we make with the Securities and Exchange Commission. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2021 Annual Report, as filed with the SEC on February 17, 2022.

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

Changes in Internal Control Over Financial Reporting

Reference should be made to our 2021 Annual Report for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain intellectual property claims and also periodically receives notices asserting that its products infringe on another party’s patents and other intellectual property rights. These claims and assertions, whether against the Company directly or against its customers, could require the Company to pay damages, incur royalties, stop offering the relevant products and/or cease other activities. The Company may also be called upon to indemnify certain customers for costs related to products sold to such customers. The outcome of these claims and notices is uncertain and a reasonable estimate of the loss from unfavorable outcomes in certain of these matters either cannot be determined or is estimated at the minimum amount of a range of estimates. The actual loss could be material and may vary significantly from our estimates.

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

ITEM 1A. RISK FACTORS

The Company’s business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. There have been no material changes to our risk factors disclosed in Part I - Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	10,504	$11.44	—	$—
February 1, 2022 - February 28, 2022	3,981	$9.20	—	$—
March 1, 2022 - March 31, 2022	1,216,754	$8.62	—	$—
Total	1,231,239	$8.65	—

(1) The shares purchased were withheld to satisfy the withholding tax obligations related to restricted stock units and performance share units that vested during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1 **	Form of Performance Share Unit Award Certificate under the CommScope Holding Company, Inc. Amended and Restated 2019 Long-Term Incentive Plan.
31.1 **	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2 **	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
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

COMMSCOPE HOLDING COMPANY, INC.

May 4, 2022	/s/ Kyle D. Lorentzen
Date	Kyle D. Lorentzen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)