Form 10-Q
period 2023-03-31
CommScope Holding Company, Inc.
filed 2023-05-04
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 21, 2023, there were 209,789,841 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

March 31, 2023

PART 1 – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited – In millions, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$2,001.5	$2,228.6
Cost of sales	1,309.8	1,592.3
Gross profit	691.7	636.3
Operating expenses:
Selling, general and administrative	263.5	286.0
Research and development	153.4	170.7
Amortization of purchased intangible assets	126.4	140.7
Restructuring costs (credits), net	(4.1)	12.1
Total operating expenses	539.2	609.5
Operating income	152.5	26.8
Other income, net	5.7	—
Interest expense	(165.1)	(136.5)
Interest income	2.5	0.7
Loss before income taxes	(4.4)	(109.0)
Income tax (expense) benefit	7.8	(30.9)
Net income (loss)	3.4	(139.9)
Series A convertible preferred stock dividends	(15.1)	(14.5)
Net loss attributable to common stockholders	$(11.7)	$(154.4)

Loss per share:
Basic	$(0.06)	$(0.75)
Diluted	$(0.06)	$(0.75)

Weighted average shares outstanding:
Basic	208.9	205.4
Diluted	208.9	205.4

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited – In millions)

	Three Months Ended
	March 31,
	2023	2022
Comprehensive income (loss):
Net income (loss)	$3.4	$(139.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	20.4	(16.7)
Pension and other postretirement benefit activity	(0.1)	(1.3)
Gain (loss) on hedging instruments	(1.5)	8.8
Total other comprehensive income (loss), net of tax	18.8	(9.2)
Total comprehensive income (loss)	$22.2	$(149.1)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	Unaudited March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$327.3	$398.1
Accounts receivable, net of allowance for doubtful accounts of $81.2 and $82.8, respectively	1,352.5	1,523.6
Inventories, net	1,622.2	1,588.1
Prepaid expenses and other current assets	207.8	216.4
Total current assets	3,509.8	3,726.2
Property, plant and equipment, net of accumulated depreciation of $905.8 and $873.5, respectively	580.2	609.6
Goodwill	4,078.0	4,072.4
Other intangible assets, net	2,348.0	2,473.5
Other noncurrent assets	821.0	803.7
Total assets	$11,337.0	$11,685.4
Liabilities and Stockholders' Deficit
Accounts payable	$905.4	$1,025.5
Accrued and other liabilities	864.9	1,050.0
Current portion of long-term debt	32.0	32.0
Total current liabilities	1,802.3	2,107.5
Long-term debt	9,410.5	9,469.6
Deferred income taxes	163.8	173.4
Other noncurrent liabilities	375.4	380.6
Total liabilities	11,752.0	12,131.1
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,115.4	1,100.3
Stockholders' deficit:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,115,439 and 1,100,310, respectively, Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 209,777,988 and 208,371,426, respectively	2.2	2.2
Additional paid-in capital	2,541.3	2,542.9
Accumulated deficit	(3,498.8)	(3,502.2)
Accumulated other comprehensive loss	(277.5)	(296.3)
Treasury stock, at cost: 13,427,361 shares and 12,726,695 shares, respectively	(297.6)	(292.6)
Total stockholders' deficit	(1,530.4)	(1,546.0)
Total liabilities and stockholders' deficit	$11,337.0	$11,685.4

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited – In millions)

	Three Months Ended
	March 31,
	2023	2022
Operating Activities:
Net income (loss)	$3.4	$(139.9)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	164.1	180.2
Equity-based compensation	13.5	16.5
Deferred income taxes	(30.0)	2.3
Changes in assets and liabilities:
Accounts receivable	175.3	(60.5)
Inventories	(31.9)	(73.7)
Prepaid expenses and other assets	10.2	29.6
Accounts payable and other liabilities	(318.3)	23.5
Other	(32.4)	7.4
Net cash used in operating activities	(46.1)	(14.6)
Investing Activities:
Additions to property, plant and equipment	(14.4)	(27.4)
Proceeds from sale of property, plant and equipment	41.0	—
Other	9.3	11.4
Net cash generated by (used in) investing activities	35.9	(16.0)
Financing Activities:
Long-term debt repaid	(8.0)	(93.0)
Long-term debt repurchases	(50.0)	—
Long-term debt proceeds	—	85.0
Proceeds from the issuance of common shares under equity-based compensation plans	—	0.1
Tax withholding payments for vested equity-based compensation awards	(5.0)	(10.6)
Other	1.9	1.3
Net cash used in financing activities	(61.1)	(17.2)
Effect of exchange rate changes on cash and cash equivalents	0.5	2.2
Change in cash and cash equivalents	(70.8)	(45.6)
Cash and cash equivalents at beginning of period	398.1	360.3
Cash and cash equivalents at end of period	$327.3	$314.7

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited – In millions, except share amounts)

	Three Months Ended
	March 31,
	2023	2022
Number of common shares outstanding:
Balance at beginning of period	208,371,426	204,567,294
Issuance of shares under equity-based compensation plans	2,107,228	3,716,067
Shares surrendered under equity-based compensation plans	(700,666)	(1,231,239)
Balance at end of period	209,777,988	207,052,122
Common stock:
Balance at beginning and end of period	$2.2	$2.2
Additional paid-in capital:
Balance at beginning of period	$2,542.9	$2,540.7
Issuance of shares under equity-based compensation plans	—	0.1
Equity-based compensation	13.5	16.5
Dividends on Series A convertible preferred stock	(15.1)	(14.5)
Balance at end of period	$2,541.3	$2,542.8
Accumulated deficit:
Balance at beginning of period	$(3,502.2)	$(2,215.3)
Net income (loss)	3.4	(139.9)
Balance at end of period	$(3,498.8)	$(2,355.2)
Accumulated other comprehensive loss:
Balance at beginning of period	$(296.3)	$(206.4)
Other comprehensive income (loss), net of tax	18.8	(9.2)
Balance at end of period	$(277.5)	$(215.6)
Treasury stock, at cost:
Balance at beginning of period	$(292.6)	$(277.8)
Net shares surrendered under equity-based compensation plans	(5.0)	(10.6)
Balance at end of period	$(297.6)	$(288.4)
Total stockholders' deficit	$(1,530.4)	$(314.2)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

1. BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope Holding Company, Inc., along with its direct and indirect subsidiaries (CommScope or the Company), is a global provider of infrastructure solutions for communication, data center and entertainment networks. The Company’s solutions for wired and wireless networks enable service providers, including cable, telephone and digital broadcast satellite operators and media programmers, to deliver media, voice, Internet Protocol (IP) data services and Wi-Fi to their subscribers and allow enterprises to experience constant wireless and wired connectivity across complex and varied networking environments. The Company’s solutions are complemented by services including technical support, systems design and integration. CommScope is a leader in digital video and IP television distribution systems, broadband access infrastructure platforms and equipment that delivers data and voice networks to homes. CommScope’s global leadership position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions, and global manufacturing and distribution scale.

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2022 Annual Report. There were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023.

Concentrations of Risk and Related Party Transactions

Net sales to Comcast Corporation and affiliates (Comcast) accounted for 11% of the Company's total net sales during the three months ended March 31, 2023. No direct customer accounted for 10% or more of the Company's total net sales during the three months ended March 31, 2022. As of March 31, 2023, no direct customer accounted for 10% or more of the Company’s accounts receivable.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

As of March 31, 2023, funds affiliated with Carlyle Partners VII S1 Holdings, L.P. (Carlyle) owned 100% of the Series A convertible preferred stock (the Convertible Preferred Stock), which was sold to Carlyle to fund a portion of the acquisition of ARRIS International plc (ARRIS) in 2019. See Note 9 for further discussion of the Convertible Preferred Stock. Other than transactions related to the Convertible Preferred Stock, there were no material related party transactions for the three months ended March 31, 2023.

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

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets:

	Three Months Ended
	March 31,
	2023	2022
Product warranty accrual, beginning of period	$55.0	$66.8
Provision for warranty claims	6.5	5.1
Warranty claims paid	(8.5)	(6.0)
Foreign exchange	0.1	0.1
Product warranty accrual, end of period	$53.1	$66.0

Third-Party Guarantees

The Company was contingently liable under open standby letters of credit issued by its banks to support performance obligations of a third-party contractor that totaled $44.0 million as of March 31, 2023. These amounts represent an estimate of the maximum amounts the Company would expect to incur upon the contractual non-performance of the third-party contractor, but the Company also has cross-indemnities in place that may enable it to recover amounts in the event of non-performance by the third-party contractor. The Company believes the likelihood of having to perform under these guarantees is remote. There were no material amounts recorded in the condensed consolidated financial statements related to third-party guarantee agreements for the three months ended March 31, 2023 or 2022 and as of March 31, 2023 or December 31, 2022. As of March 31, 2023, these instruments reduced the available borrowings under the senior secured asset-based revolving credit facility (the Revolving Credit Facility).

Legal Proceedings

The Company is party to certain intellectual property claims and also periodically receives notices asserting that its products infringe on another party’s patents and other intellectual property rights. These claims and assertions, whether against the Company directly or against its customers, could require the Company to pay damages or royalties, stop offering the relevant products and/or cease other activities. The Company may also be called upon to defend and indemnify certain customers for costs related to products sold to such customers. The outcome of these claims and notices is uncertain and a reasonable estimate of the loss from unfavorable outcomes in certain of these matters either cannot be determined or is estimated at the minimum amount of a range of estimates. The actual loss, through settlement or trial, could be material and may vary significantly from the Company's estimates. From time to time, the Company may also be involved as a plaintiff in certain intellectual property claims. Gain contingencies, if any, are recognized when they are realized.

The Company had liabilities of $27.4 million and $37.1 million as of March 31, 2023 and December 31, 2022, respectively, recorded in accrued and other liabilities and noncurrent liabilities on the Condensed Consolidated Balance Sheets related to certain intellectual property assertions that have been settled or are in the process of settlement. For the three months ended March 31, 2023, the Company released $11.0 million in accrued liabilities related to an intellectual property claim that was settled at an amount that was lower than estimated. Charges related to intellectual property assertions were not material for the three months ended March 31, 2022. The Company did not make any payments to settle intellectual property claims and assertions during the three months ended March 31, 2023. The Company paid $7.1 million during the three months ended March 31, 2022 to settle intellectual property claims and assertions.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company is also either a plaintiff or a defendant in certain other pending legal matters in the normal course of business. Management believes that, upon final disposition, none of these other pending legal matters will have a material adverse effect on the Company’s business or financial condition.

In addition, the Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. There were no goodwill impairments identified during the three months ended March 31, 2023 or 2022.

The Company’s Access Network Solutions (ANS) reporting unit failed the annual goodwill impairment test and a partial impairment was recorded as of October 1, 2022. Also, the amount by which the Company's Building and Data Center Connectivity (BDCC) reporting unit's fair value exceeded its carrying value was lower year over year. The BDCC reporting unit is in the Connectivity and Cable Solutions (CCS) reportable segment. Considering the headroom going forward for each of the ANS and BDCC reporting units, there is a risk for future impairment in the event of declines in general economic, market or business conditions or any significant unfavorable change in the forecasted cash flows, weighted average cost of capital or growth rates. If current and long-term projections for the ANS and BDCC reporting units are not realized or decrease materially, the Company may be required to recognize additional goodwill impairment charges, and these charges could be material to its results of operations.

Property, plant and equipment, intangible assets with finite lives and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions, there were no definite-lived intangible or other long-lived asset impairments identified during the three months ended March 31, 2023 or 2022. Changes in the estimates of forecasted net cash flows or changes in classification from held for use may result in future asset impairments that could be material to the Company's results of operations.

Income Taxes

For the three months ended March 31, 2023, the Company recognized an income tax benefit of $7.8 million on a pretax loss of $4.4 million. The Company’s tax benefit was higher than the statutory rate of 21.0% due to a reduction in tax expense of $8.3 million related to the release of various uncertain tax positions. This benefit was partially offset by the unfavorable impacts of U.S. anti-deferral provisions and non-creditable withholding taxes.

For the three months ended March 31, 2022, the Company recognized income tax expense of $30.9 million on a pretax loss of $109.0 million. The Company’s tax expense was driven by the unfavorable impacts of U.S. anti-deferral provisions and non-creditable withholding taxes.

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss), less any dividends and deemed dividends related to the Convertible Preferred Stock, by the weighted average number of common shares outstanding during the period. The numerator in diluted EPS is based on the basic EPS numerator, adjusted to add back any dividends and deemed dividends related to the Convertible Preferred Stock, subject to antidilution requirements. The denominator used in diluted EPS is based on the basic EPS computation plus the effect of potentially dilutive common shares related to the Convertible Preferred Stock and equity-based compensation plans, subject to antidilution requirements.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

For the three months ended March 31, 2023 and 2022, 15.4 million and 11.5 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. Of those amounts, for the three months ended March 31, 2023 and 2022, 3.2 million and 3.6 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss attributable to common stockholders position.

For the three months ended March 31, 2023 and 2022, 40.0 million and 38.4 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive; however, they may have been considered dilutive if the Company had not been in a net loss attributable to common stockholders position.

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income (loss)	$3.4	$(139.9)
Dividends on Series A convertible preferred stock	(15.1)	(14.5)
Net loss attributable to common stockholders	$(11.7)	$(154.4)

Denominator:
Weighted average common shares outstanding – basic	208.9	205.4
Dilutive effect of as-if converted Series A convertible preferred stock	—	—
Dilutive effect of equity-based awards	—	—
Weighted average common shares outstanding – diluted	208.9	205.4

Loss per share:
Basic	$(0.06)	$(0.75)
Diluted	$(0.06)	$(0.75)

Recent Accounting Pronouncements

Adopted During the Three Months Ended March 31, 2023

On January 1, 2023, the Company adopted Accounting Standards Update (ASU) No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new guidance improves the transparency of supplier finance programs by requiring that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of its financial statements to understand the program's nature, activity during the period, changes from period to period and potential effect on an entity's financial statements. This guidance has been applied retrospectively to all periods in which a balance sheet is presented, except for the requirement to disclose rollforward information, which is effective prospectively for the Company as of January 1, 2024. The impact of adopting this new guidance was not material to the condensed consolidated financial statements.

Issued but Not Adopted

In March 2020, January 2021 and December 2022, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope and ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, respectively. Together, the ASUs provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. The most recent amendment defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. As of March 31, 2023, the Company had not utilized any of the expedients discussed within these ASUs; however, management continues to assess the Company's agreements to determine whether the expedients would be utilized through the remainder of 2023.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

2. GOODWILL

The following table presents the activity in goodwill by reportable segment:

	December 31, 2022			Activity			March 31, 2023
	Goodwill	Accumulated Impairment Losses	Total	Additions (Deductions)	Impairment	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
CCS	$2,280.9	$(51.5)	$2,229.4	$—	$—	$4.0	$2,284.9	$(51.5)	$2,233.4
OWN	660.3	(159.5)	500.8	—	—	1.0	661.3	(159.5)	501.8
NICS	649.4	(41.2)	608.2	—	—	0.5	649.9	(41.2)	608.7
ANS	1,995.7	(1,261.7)	734.0	—	—	0.1	1,995.8	(1,261.7)	734.1
Home	413.2	(413.2)	—	—	—	—	413.2	(413.2)	—
Total	$5,999.5	$(1,927.1)	$4,072.4	$—	$—	$5.6	$6,005.1	$(1,927.1)	$4,078.0

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

See Note 7 for the presentation of net sales by segment and geographic region.

Allowance for Doubtful Accounts

	Three Months Ended
	March 31,
	2023	2022
Allowance for doubtful accounts, beginning of period	$82.8	$63.7
Provision (benefit)	(0.2)	2.5
Write-offs	(1.7)	(0.9)
Foreign exchange and other	0.3	(0.5)
Allowance for doubtful accounts, end of period	$81.2	$64.8

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers:

Contract Balance Type	Balance Sheet Location	March 31, 2023	December 31, 2022
Unbilled accounts receivable	Accounts receivable, net of allowance for doubtful accounts	$45.9	$35.3

Deferred revenue - current	Accrued and other liabilities	$110.2	$97.9
Deferred revenue - noncurrent	Other noncurrent liabilities	60.1	63.4
Total contract liabilities		$170.3	$161.3

There were no material changes to contract asset balances for the three months ended March 31, 2023 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2022 to March 31, 2023 was primarily due to upfront support billings to be recognized over the support term. During the three months ended March 31, 2023, the Company recognized $38.1 million of revenue related to contract liabilities recorded as of December 31, 2022.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	March 31, 2023	December 31, 2022
Accounts receivable - trade	$1,387.8	$1,545.3
Accounts receivable - other	45.9	61.1
Allowance for doubtful accounts	(81.2)	(82.8)
Total accounts receivable, net	$1,352.5	$1,523.6

Inventories

	March 31, 2023	December 31, 2022
Raw materials	$549.2	$535.8
Work in process	185.7	212.7
Finished goods	887.3	839.6
Total inventories, net	$1,622.2	$1,588.1

Accrued and Other Liabilities

	March 31, 2023	December 31, 2022
Compensation and employee benefit liabilities	$182.5	$301.3
Deferred revenue	110.2	97.9
Contract manufacturer inventory repurchase obligation	73.5	79.1
Restructuring liabilities	57.0	58.9
Accrued interest	56.8	118.1
Operating lease liabilities	47.3	47.7
Product warranty accrual	43.8	44.8
Other	293.8	302.2
Total accrued and other liabilities	$864.9	$1,050.0

Operating Lease Information

	Balance Sheet Location	March 31, 2023	December 31, 2022
Right of use assets	Other noncurrent assets	$157.3	$149.0

Lease liabilities - current	Accrued and other liabilities	$47.3	$47.7
Lease liabilities - noncurrent	Other noncurrent liabilities	129.2	123.5
Total lease liabilities		$176.5	$171.2

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended
	March 31,
	2023	2022
Foreign currency translation
Balance at beginning of period	$(270.3)	$(165.8)
Other comprehensive income (loss)	20.4	(16.7)
Balance at end of period	$(249.9)	$(182.5)

Defined benefit plan activity
Balance at beginning of period	$(14.8)	$(13.4)
Other comprehensive loss	(0.1)	(1.6)
Amounts reclassified from AOCL	—	0.3
Balance at end of period	$(14.9)	$(14.7)

Hedging instruments
Balance at beginning of period	$(11.2)	$(27.2)
Other comprehensive income (loss)	(1.5)	8.8
Balance at end of period	$(12.7)	$(18.4)
Net AOCL at end of period	$(277.5)	$(215.6)

Amounts reclassified from net AOCL related to defined benefit plans are recorded in other income, net in the Condensed Consolidated Statements of Operations.

Cash Flow Information

	Three Months Ended
	March 31,
	2023	2022
Cash paid during the period for:
Income taxes, net of refunds	$20.7	$28.7
Interest	219.8	191.7

5. FINANCING

	March 31, 2023	December 31, 2022
7.125% senior notes due July 2028	$696.9	$700.0
5.00% senior notes due March 2027	750.0	750.0
8.25% senior notes due March 2027	952.6	1,000.0
6.00% senior notes due June 2025	1,293.0	1,300.0
4.75% senior secured notes due September 2029	1,250.0	1,250.0
6.00% senior secured notes due March 2026	1,500.0	1,500.0
Senior secured term loan due April 2026	3,088.0	3,096.0
Senior secured revolving credit facility	—	—
Total principal amount of debt	9,530.5	9,596.0
Less: Original issue discount, net of amortization	(14.8)	(15.9)
Less: Debt issuance costs, net of amortization	(73.2)	(78.5)
Less: Current portion	(32.0)	(32.0)
Total long-term debt	$9,410.5	$9,469.6

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

See Note 7 within the Company’s audited consolidated financial statements included in the 2022 Annual Report for additional information on the terms and conditions of the Company’s debt obligations.

Senior Secured Credit Facilities

During the three months ended March 31, 2023, the Company did not borrow under the Revolving Credit Facility. As of March 31, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility and had availability of $907.3 million, after giving effect to borrowing base limitations and outstanding letters of credit.

During the three months ended March 31, 2023, the Company made the quarterly scheduled amortization payment of $8.0 million on the senior secured term loan due in 2026 (the 2026 Term Loan). The current portion of long-term debt reflects $32.0 million of repayments due under the 2026 Term Loan.

As of March 31, 2023, the Company did not reflect any portion of the 2026 Term Loan as a current portion of long-term debt related to the potentially required excess cash flow payment because the amount that may be payable in 2023, if any, cannot currently be reliably estimated. There is no excess cash flow payment required in 2023 related to 2022.

Other Matters

In March 2023, the Company repurchased a portion of its long-term debt. During the three months ended March 31, 2023, the Company repurchased $47.4 million aggregate principal amount of the Company's 8.25% senior notes due 2027 for cash consideration of $40.7 million, $3.1 million aggregate principal amount of the Company's 7.125% senior notes due 2028 for cash consideration of $2.5 million and $7.0 million aggregate principal amount of the Company's 6.00% senior notes due 2025 for cash consideration of $6.8 million, resulting in a total repurchase of $57.5 million aggregate principal amount of senior notes for total cash consideration of $50.0 million. The repurchase of debt resulted in a gain on the early extinguishment of debt of $7.5 million reflected in other income, net and a write-off of debt issuance costs of $0.5 million reflected in interest expense, in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2023.

The Company’s non-guarantor subsidiaries held $3,450 million, or 30%, of total assets and $905 million, or 8%, of total liabilities as of March 31, 2023 and accounted for $528 million, or 26% of net sales for the three months ended March 31, 2023. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 7.06% and 6.91% as of March 31, 2023 and December 31, 2022, respectively.

6. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate swap contracts and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of March 31, 2023 and December 31, 2022 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts as of March 31, 2023 and December 31, 2022, are as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$6.6	$6.6	$9.9	$9.9	Level 2
Interest rate swap contracts	6.7	6.7	8.6	8.6	Level 2
Liabilities:
7.125% senior notes due 2028	$696.9	$512.2	$700.0	$502.6	Level 2
5.00% senior notes due 2027	750.0	545.8	750.0	513.4	Level 2
8.25% senior notes due 2027	952.6	758.0	1,000.0	780.8	Level 2
6.00% senior notes due 2025	1,293.0	1,215.4	1,300.0	1,183.4	Level 2
4.75% senior secured notes due 2029	1,250.0	1,038.4	1,250.0	1,000.0	Level 2
6.00% senior secured notes due 2026	1,500.0	1,443.5	1,500.0	1,383.3	Level 2
Senior secured term loan due 2026	3,088.0	2,976.1	3,096.0	2,925.7	Level 2
Foreign currency contracts	4.7	4.7	6.5	6.5	Level 2

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

7. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has five reportable segments as described below.

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

The following table provides summary financial information by reportable segment:

	March 31, 2023	December 31, 2022
Identifiable segment-related assets:
CCS	$4,140.2	$4,263.8
OWN	1,134.7	1,166.8
NICS	1,358.5	1,338.1
ANS	2,502.8	2,632.6
Home	1,346.4	1,379.3
Total identifiable segment-related assets	10,482.6	10,780.6
Reconciliation to total assets:
Cash and cash equivalents	327.3	398.1
Deferred income tax assets	527.1	506.7
Total assets	$11,337.0	$11,685.4

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

The following table provides net sales, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment:

	Three Months Ended
	March 31,
	2023	2022
Net sales:
CCS	$822.8	$838.0
OWN	258.4	390.1
NICS	284.5	188.0
ANS	298.7	316.8
Home	337.1	495.7
Consolidated net sales	$2,001.5	$2,228.6

Segment adjusted EBITDA:
CCS	$147.7	$98.6
OWN	59.5	71.0
NICS	58.0	(13.8)
ANS	50.1	74.2
Home	(3.3)	23.3
Total segment adjusted EBITDA	312.0	253.3
Amortization of intangible assets	(126.4)	(140.7)
Restructuring (costs) credits, net	4.1	(12.1)
Equity-based compensation	(13.5)	(16.5)
Transaction, transformation and integration costs	(2.6)	(15.6)
Acquisition accounting adjustments	(0.8)	(2.0)
Patent claims and litigation settlements	11.0	(1.2)
Reserve of Russian accounts receivable	—	(5.4)
Depreciation	(31.3)	(33.0)
Consolidated operating income	$152.5	$26.8

Depreciation expense:
CCS	$15.4	$14.0
OWN	3.2	3.8
NICS	3.4	4.4
ANS	5.7	6.0
Home	3.6	4.8
Consolidated depreciation expense	$31.3	$33.0

Additions to property, plant and equipment:
CCS	$8.5	$17.4
OWN	1.3	2.9
NICS	1.0	2.2
ANS	2.2	2.4
Home	1.4	2.5
Consolidated additions to property, plant and equipment	$14.4	$27.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 34.1% of total net sales for the three months ended March 31, 2023 compared to 39.6% of total net sales for the three months ended March 31, 2022. Sales by geographic region, based on the destination of product shipments or service provided, were as follows:

	Three Months Ended March 31, 2023
	CCS	OWN	NICS	ANS	Home	Total
Geographic Region:
United States	$564.5	$184.7	$174.7	$223.6	$170.5	$1,318.0
Europe, Middle East and Africa	113.4	47.8	70.0	33.4	61.9	326.5
Asia Pacific	90.1	20.3	29.2	5.0	14.3	158.9
Caribbean and Latin America	37.4	3.2	7.1	21.7	38.5	107.9
Canada	17.4	2.4	3.5	15.0	51.9	90.2
Consolidated net sales	$822.8	$258.4	$284.5	$298.7	$337.1	$2,001.5

	Three Months Ended March 31, 2022
	CCS	OWN	NICS	ANS	Home	Total
Geographic Region:
United States	$542.4	$270.9	$97.3	$192.2	$244.3	$1,347.1
Europe, Middle East and Africa	131.6	71.4	61.2	32.0	110.2	406.4
Asia Pacific	101.4	28.2	24.0	29.2	20.6	203.4
Caribbean and Latin America	42.0	8.8	3.2	49.3	59.0	162.3
Canada	20.6	10.8	2.3	14.1	61.6	109.4
Consolidated net sales	$838.0	$390.1	$188.0	$316.8	$495.7	$2,228.6

8. RESTRUCTURING COSTS (CREDITS), NET

The Company incurs costs associated with restructuring initiatives intended to improve overall operating performance and profitability. The costs related to restructuring actions are generally cash-based and primarily consist of employee-related costs, which include severance and other one-time termination benefits.

In addition to the employee-related costs, the Company records other costs associated with restructuring actions, such as the gain or loss on the sale of facilities and impairment costs arising from unutilized real estate or equipment. The Company attempts to sell or lease this unutilized space, but additional impairment charges may be incurred related to these or other excess assets.

The Company’s net pretax restructuring activity included in restructuring costs (credits), net on the Condensed Consolidated Statements of Operations, by segment, was as follows:

	Three Months Ended
	March 31,
	2023	2022
CCS	$(14.9)	$2.9
OWN	—	2.2
NICS	1.9	3.6
ANS	1.4	2.6
Home	7.5	0.8
Total	$(4.1)	$12.1

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	March 31, 2023	December 31, 2022
Accrued and other liabilities	$57.0	$58.9
Other noncurrent liabilities	0.3	0.5
Total restructuring liabilities	$57.3	$59.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

CommScope NEXT Restructuring Actions

In the first quarter of 2021, the Company announced and began implementing a business transformation initiative called CommScope NEXT. This initiative is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. The activity within the liability established for CommScope NEXT restructuring actions was as follows:

	Employee-Related Costs	Other	Total
Balance at December 31, 2022	$58.7	$—	$58.7
Additional expense (credits), net	16.5	(20.2)	(3.7)
Cash received (paid)	(19.0)	38.4	19.4
Foreign exchange and other non-cash items	0.5	(18.2)	(17.7)
Balance at March 31, 2023	$56.7	$—	$56.7

CommScope NEXT actions to date have included the closure of an international manufacturing facility, as well as headcount reductions in other manufacturing locations and engineering, marketing, sales and administrative functions. During the three months ended March 31, 2023, the Company completed the sale of an international manufacturing facility. The Company determined it had transferred control of the building to the buyer, and as a result, it has recorded net proceeds of $38.4 million, resulting in a gain on the sale of $20.2 million which is included in the other category in the table above and in restructuring costs (credits), net on the Condensed Consolidated Statements of Operations. The Company simultaneously entered into a sale leaseback transaction where a minor portion of the building used to support research and development operations was then leased back for a term of nine years with annual payments that range from €800 thousand to €1.5 million. The Company determined the lease to be an operating lease and recognized a right of use asset and operating lease liability of $7.5 million based on the present value of the minimum lease payments discounted using an incremental borrowing rate of 7.15%.

The Company has recognized restructuring charges of $146.3 million to date related to CommScope NEXT actions. The Company expects to make cash payments of $55.5 million during the remainder of 2023 and additional cash payments of $1.2 million in 2024 to settle CommScope NEXT restructuring actions. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

9. SERIES A CONVERTIBLE PREFERRED STOCK

On April 4, 2019, the Company issued and sold 1,000,000 shares of the Convertible Preferred Stock to Carlyle for $1.0 billion, or $1,000 per share, pursuant to an Investment Agreement between the Company and Carlyle, dated November 8, 2018. The Convertible Preferred Stock is convertible, at the option of the holders, at any time into shares of CommScope common stock at an initial conversion rate of 36.3636 shares of common stock per share of the Convertible Preferred Stock (equivalent to $27.50 per common share). The conversion rate is subject to customary antidilution and other adjustments. As of March 31, 2023, the Company had authorized 1,200,000 shares of the Convertible Preferred Stock.

Holders of the Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. Dividends can be paid in cash, in-kind through the issuance of additional shares of the Convertible Preferred Stock or any combination of the two, at the Company’s option. The Company paid dividends in-kind of $15.1 million and $14.5 million during the three months ended March 31, 2023 and 2022, respectively, which was recorded as additional Convertible Preferred Stock in the Condensed Consolidated Balance Sheets.

10. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of March 31, 2023, $91.1 million of total unrecognized compensation expense related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) is expected to be recognized over a remaining weighted average period of 2.1 years. There were no significant capitalized equity-based compensation costs at March 31, 2023.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table shows a summary of the equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2023	2022
Selling, general and administrative	$8.4	$9.4
Research and development	3.4	4.9
Cost of sales	1.7	2.2
Total equity-based compensation expense	$13.5	$16.5

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period of generally three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in millions, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at December 31, 2022	11.2	$10.66
Granted	1.0	$7.10
Vested and shares issued	(2.1)	$10.36
Forfeited	(0.3)	$10.50
Non-vested share units at March 31, 2023	9.8	$10.38

Performance Share Units

PSUs are stock awards in which the number of shares ultimately received by the employee depends on achievement towards a performance measure. Certain of CommScope’s PSUs have an internal performance measure, and the awards vest at the end of three years. The number of shares issued under these awards can vary between 0% and 300% of the number of PSUs granted. The fair value of these awards is determined on the date of grant based on the Company's stock price.

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

The following table presents the weighted average assumptions used to estimate the fair value of the awards granted:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.5%	1.5%
Expected volatility	67.7%	60.6%
Weighted average fair value at grant date	$9.67	$11.47

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table summarizes the PSU activity (in millions, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at December 31, 2022	2.9	$8.14
Granted	1.6	$8.13
Vested and shares issued	—	$—
Forfeited	(0.1)	$9.51
Non-vested share units at March 31, 2023	4.4	$8.11

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report).

We discuss certain financial measures in management’s discussion and analysis of financial condition and results of operations, including adjusted EBITDA, that differ from measures calculated in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.). See "Reconciliation of Non-GAAP Measures" included below for more information about these non-GAAP financial measures, including our reasons for including the measures and material limitations with respect to the usefulness of the measures.

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

CommScope NEXT

Since 2021, we have been engaged in a transformation initiative referred to as CommScope NEXT, which is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We believe these efforts are critical to making us more competitive and allowing us to invest in growth, de-lever and maximize stockholder and other stakeholder value in the future. In 2022, we saw positive impacts from CommScope NEXT on net sales, profitability and cash flow from executing on our pricing initiatives, expanding capacity and driving operational efficiencies, and we expect certain of these trends to continue in 2023. We incurred restructuring costs and transaction, transformation and integration costs related to CommScope NEXT during the three months ended March 31, 2023 and 2022. We expect to continue to incur such costs during the remainder of 2023 as we continue executing on CommScope NEXT initiatives and the resulting charges and cash requirements could be material.

As a step in our CommScope NEXT transformation plan, in 2021, we announced a plan to separate the Home Networks (Home) segment. Due to the impact of the uncertain supply chain environment, capital spending pattern of customers and other macroeconomic factors related to the Home segment, we have delayed our separation plan but we continue to analyze the financial results of our “Core” business separately from Home. As such, below we refer to certain supplementary Core financial measures, which reflect the results of our Connectivity and Cable Solutions (CCS), Outdoor Wireless Networks (OWN), Networking, Intelligent Cellular and Security Solutions (NICS) and Access Network Solutions (ANS) segments in the aggregate. See the Segment Results section below for the aggregation of our Core financial measures.

Impacts of Current Economic Conditions

Macroeconomic factors such as higher interest rates, inflation and concerns about a global economic slow-down have softened demand for our products, with certain customers reducing purchases as they right-size their inventories and others pausing capital spending. This has negatively impacted our net sales for the first quarter of 2023 and may continue to negatively impact net sales further into 2023. While supply chain constraints are loosening in some segments, we continue to experience shortages of memory devices, capacitors and silicon chips, which has decreased net sales and increased costs and inventory balances for certain of our segments. These shortages could continue throughout 2023. Conversely, we have seen favorable pricing impacts and declining freight costs that have offset the impact of lower demand and supply chain constraints. We have also proactively implemented cost savings initiatives that have favorably impacted our profitability in the first quarter of 2023.

In 2022, our ANS reporting unit failed the annual goodwill impairment test and a partial impairment of $1,119.6 million was recorded as of October 1, 2022. Also, the amount by which our Building and Data Center Connectivity (BDCC) reporting unit's fair value exceeded its carrying value was lower year over year. The BDCC reporting unit is in our CCS reportable segment. Although we did not identify any indicators of impairment during the three months ended March 31, 2023, considering the low headroom coming out of 2022 for the ANS and BDCC reporting units, there is a risk for future impairment in the event of declines in general economic, market or business conditions or any significant unfavorable change in the forecasted cash flows, weighted average cost of capital or growth rates. If current and long-term projections for our ANS and BDCC reporting units are not realized or decrease materially, we may be required to recognize additional goodwill impairment charges and these charges could be material to our results of operations.

In the fourth quarter of 2022, our Home Networks reporting unit had an indicator of impairment as its carrying amount exceeded its estimated fair value, and as such, we performed a definite-lived asset recoverability test. We did not identify any impairments of definite-lived intangible assets as a result of this test in 2022, and we do not have any indicators of impairment during the three months ended March 31, 2023. However, changes in the estimates of forecasted net cash flows or changes in classification from held for use may result in future asset impairments that could be material to our results of operations.

For more discussion on risks related to our customers, our supply chain and future impairments, see Part I, Item 1A, “Risk Factors” in our 2022 Annual Report.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies as disclosed in our 2022 Annual Report.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 WITH THE THREE MONTHS ENDED MARCH 31, 2022

	Three Months Ended
	March 31,
	2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,001.5	100.0%	$2,228.6	100.0%	$(227.1)	(10.2)%
Core net sales (1)	1,664.4	83.2	1,732.9	77.8	(68.5)	(4.0)
Gross profit	691.7	34.6	636.3	28.6	55.4	8.7
Operating income	152.5	7.6	26.8	1.2	125.7	469.0
Core operating income (1)	186.2	11.2	40.6	2.3	145.6	358.6
Non-GAAP adjusted EBITDA (2)	312.0	15.6	253.3	11.4	58.7	23.2
Core adjusted EBITDA (1)	315.3	18.9	230.0	13.3	85.3	37.1
Net income (loss)	3.4	0.2	(139.9)	(6.3)	143.3	NM
Diluted loss per share	$(0.06)		$(0.75)		$0.70	(92.5)

NM – Not meaningful
(1)
Core financial measures reflect the results of our CCS, OWN, NICS and ANS segments, in the aggregate, and exclude the results of our Home segment. See the Segment Results section below for illustration of the aggregation of our Core financial measures.
(2)
See “Reconciliation of Non-GAAP Measures” in this Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

Net sales

	Three Months Ended
	March 31,			%
	2023	2022	Change	Change
	(dollars in millions)
Net sales	$2,001.5	$2,228.6	$(227.1)	(10.2)%
Domestic	1,318.0	1,347.1	(29.1)	(2.2)
International	683.5	881.5	(198.0)	(22.5)

Net sales for the three months ended March 31, 2023 decreased $227.1 million, or 10.2%, compared to the prior year period primarily driven by decreased sales volumes but partially offset by higher pricing. Core net sales for the three months ended March 31, 2023 decreased $68.5 million, or 4.0%, compared to the prior year period with decreases in the OWN segment of $131.7 million, the ANS segment of $18.1 million and the CCS segment of $15.2 million, partially offset by an increase in the NICS segment of $96.5 million. For the three months ended March 31, 2023, net sales in the Home segment decreased $158.6 million compared to the prior year period. Our lower volumes are being driven by certain customers reducing purchases as they right-size their inventories and others pausing capital spending. In addition, while supply chain constraints are loosening in some of our segments, we continue to experience supply shortages for certain materials that negatively impacted our net sales for certain of our products during the three months ended March 31, 2023. For further details by segment, see the discussion of Segment Results below.

From a regional perspective, for the three months ended March 31, 2023 compared to the prior year period, net sales decreased in the Europe, Middle East and Africa (EMEA) region by $79.9 million, the Caribbean and Latin American (CALA) region by $54.4 million, the Asia Pacific (APAC) region by $44.5 million, the U.S. by $29.1 million and Canada by $19.2 million. Net sales to customers located outside of the U.S. comprised 34.1% of total net sales for the three months ended March 31, 2023 compared to 39.6% for the three months ended March 31, 2022. Foreign exchange rate changes impacted net sales unfavorably by approximately 1% for the three months ended March 31, 2023 compared to the prior year period. For additional information on regional sales by segment, see the discussion of Segment Results below and Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Gross profit, SG&A expense and R&D expense

	Three Months Ended
	March 31,			%
	2023	2022	Change	Change
	(dollars in millions)
Gross profit	$691.7	$636.3	$55.4	8.7%
As a percent of sales	34.6%	28.6%
SG&A expense	263.5	286.0	(22.5)	(7.9)
As a percent of sales	13.2%	12.8%
R&D expense	153.4	170.7	(17.3)	(10.1)
As a percent of sales	7.7%	7.7%

Gross profit (net sales less cost of sales)

Despite lower consolidated net sales, gross profit increased by $55.4 million for the three months ended March 31, 2023 compared to the prior year period primarily due to favorable mix and lower freight costs.

Selling, general and administrative expense

For the three months ended March 31, 2023, selling, general and administrative (SG&A) expense decreased by $22.5 million compared to the prior year period primarily due to a decrease in transaction, transformation and integration costs of $13.0 million.

Research and development expense

Research and development (R&D) expense for the three months ended March 31, 2023 decreased compared to the prior year period primarily due to lower spending across all segments except our CCS segment. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and Restructuring costs (credits), net

	Three Months Ended
	March 31,			%
	2023	2022	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$126.4	$140.7	$(14.3)	(10.2)%
Restructuring costs (credits), net	(4.1)	12.1	(16.2)	NM

NM – Not meaningful

Amortization of purchased intangible assets

For the three months ended March 31, 2023, amortization of purchased intangible assets was lower compared to the prior year period because certain of our intangible assets became fully amortized.

Restructuring costs (credits), net

The net restructuring costs (credits) recorded during the three months ended March 31, 2023 and 2022 were primarily related to CommScope NEXT. The net restructuring costs (credits) for the three months ended March 31, 2023 reflected a gain on the sale of property, primarily related to an international manufacturing facility of $20.2 million. We received proceeds of $38.4 million related to the sale. Excluding the impacts of the sale, for the three months ended March 31, 2023, our restructuring costs were $16.0 million and we paid $19.0 million to settle restructuring liabilities. We expect to pay an additional $55.5 million by the end of 2023 and $1.2 million in 2024 related to restructuring actions that have been initiated. Additional restructuring actions related to CommScope NEXT are expected to be identified and the resulting charges and cash requirements could be material.

Other income, net

	Three Months Ended
	March 31,			%
	2023	2022	Change	Change
	(dollars in millions)
Foreign currency loss	$(1.3)	$(0.2)	$(1.1)	550.0%
Other income, net	7.0	0.2	6.8	3,400.0

Foreign currency loss

Foreign currency loss includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The change in foreign currency loss for the three months ended March 31, 2023 compared to the prior year period was primarily driven by certain unhedged currencies.

Other income, net

The change in other income, net for the three months ended March 31, 2023 compared to the prior year period was primarily driven by a gain of $7.5 million on the early extinguishment of debt related to the debt repurchases of $47.4 million of our 8.25% senior notes due 2027, $3.1 million aggregate principal amount of our 7.125% senior notes due 2028 and $7.0 million aggregate principal amount of our 6.00% senior notes due 2025.

Interest expense, Interest income and Income taxes

	Three Months Ended
	March 31,			%
	2023	2022	Change	Change
	(dollars in millions)
Interest expense	$(165.1)	$(136.5)	$(28.6)	21.0%
Interest income	2.5	0.7	1.8	257.1
Income tax (expense) benefit	7.8	(30.9)	38.7	NM

NM – Not meaningful

Interest expense and interest income

The increase in interest expense for the three months ended March 31, 2023 compared to the prior year period was driven by higher interest expense related to the increased variable interest rate on our senior secured term loan due 2026 (2026 Term Loan) as a result of the Federal Reserve's increases in interest rates beginning in the second quarter of 2022. Our interest expense will continue to increase if the Federal Reserve continues raising interest rates during 2023. Our weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap and the amortization of debt issuance costs and original issue discount, was 7.06% at March 31, 2023, 6.91% at December 31, 2022 and 5.77% at March 31, 2022.

Income tax (expense) benefit

For the three months ended March 31, 2023, we recognized an income tax benefit of $7.8 million on a pretax loss of $4.4 million. Our tax benefit was higher than the statutory rate of 21.0% due to a reduction in tax expense of $8.3 million related to the release of various uncertain tax positions. This benefit was partially offset by the unfavorable impacts of U.S. anti-deferral provisions and non-creditable withholding taxes.

For the three months ended March 31, 2022, we recognized income tax expense of $30.9 million on a pretax loss of $109.0 million. Our tax expense was driven by the unfavorable impacts of U.S. anti-deferral provisions and non-creditable withholding taxes.

Segment Results

	Three Months Ended
	March 31,
	2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$822.8	41.1%	$838.0	37.6%	$(15.2)	(1.8)%
OWN	258.4	12.9	390.1	17.5	(131.7)	(33.8)
NICS	284.5	14.2	188.0	8.4	96.5	51.3
ANS	298.7	14.9	316.8	14.2	(18.1)	(5.7)
Core net sales (1)	1,664.4	83.2	1,732.9	77.8	(68.5)	(4.0)
Home	337.1	16.8	495.7	22.2	(158.6)	(32.0)
Consolidated net sales	$2,001.5	100.0%	$2,228.6	100.0%	$(227.1)	(10.2)%

Operating income (loss) by segment:
CCS	$124.0	15.1%	$37.3	4.5%	$86.7	232.4%
OWN	49.2	19.0	52.9	13.6	(3.7)	(7.0)
NICS	34.9	12.3	(43.0)	(22.9)	77.9	NM
ANS	(21.9)	(7.3)	(6.6)	(2.1)	(15.3)	231.8
Core operating income (1)	186.2	11.2	40.6	2.3	145.6	358.6
Home	(33.7)	(10.0)	(13.8)	(2.8)	(19.9)	144.2
Consolidated operating income	$152.5	7.6%	$26.8	1.2%	$125.7	469.0%

Adjusted EBITDA by segment:
CCS	$147.7	18.0%	$98.6	11.8%	$49.1	49.8%
OWN	59.5	23.0	71.0	18.2	(11.5)	(16.2)
NICS	58.0	20.4	(13.8)	(7.3)	71.8	NM
ANS	50.1	16.8	74.2	23.4	(24.1)	(32.5)
Core adjusted EBITDA (1)	315.3	18.9	230.0	13.3	85.3	37.1
Home	(3.3)	(1.0)	23.3	4.7	(26.6)	(114.2)
Non-GAAP consolidated adjusted EBITDA (2)	$312.0	15.6%	$253.3	11.4%	$58.7	23.2%

NM – Not meaningful
(1)
Core financial measures reflect the results of our CCS, OWN, NICS and ANS segments, in the aggregate, and exclude the results of our Home segment.
(2)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Connectivity and Cable Solutions Segment

Net sales for the CCS segment decreased for the three months ended March 31, 2023 compared to the prior year period primarily due to lower sales volumes, as certain customers have paused spending as they right-size their inventory levels, but partially offset by higher pricing. From a regional perspective, for the three months ended March 31, 2023, net sales decreased in the EMEA region by $18.2 million, the APAC region by $11.3 million, the CALA region by $4.6 million and Canada by $3.2 million, but increased in the U.S. by $22.1 million compared to the prior year period. Foreign exchange rate changes impacted CCS segment net sales unfavorably by approximately 1% during the three months ended March 31, 2023 compared to the prior year period.

For the three months ended March 31, 2023, CCS segment operating income and adjusted EBITDA both benefitted from favorable pricing impacts, favorable mix and lower material and freight costs. Compared to the prior year period, CCS segment operating income for the three months ended March 31, 2023 was favorably impacted by a reduction of $17.8 million in restructuring costs and a reduction of $10.5 million in amortization expense. The reduction in restructuring costs was driven by the gain on the sale of an international manufacturing facility of $20.2 million recorded during the three months ended March 31, 2023. Restructuring costs and amortization expense are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Outdoor Wireless Networks Segment

For the three months ended March 31, 2023, OWN segment net sales decreased compared to the prior year period primarily due to lower sales volumes as a result of reductions in spending by certain North American operators. From a regional perspective, for the three months ended March 31, 2023, OWN segment net sales decreased in the U.S. by $86.2 million, the EMEA region by $23.6 million, Canada by $8.4 million, the APAC region by $7.9 million and the CALA region by $5.6 million compared to the prior year period. Foreign exchange rate changes impacted OWN segment net sales unfavorably by approximately 1% during the three months ended March 31, 2023 compared to the same prior year period.

For the three months ended March 31, 2023, OWN segment operating income and adjusted EBITDA both decreased primarily due to lower sales volumes, partially offset by decreases in freight, SG&A and R&D costs. See "Reconciliation of Segment Adjusted EBITDA" below.

Networking, Intelligent Cellular and Security Solutions Segment

For the three months ended March 31, 2023, NICS segment net sales increased compared to the prior year period primarily due to higher sales volumes of our Ruckus products as well as our distributed antenna systems products because of supply chain improvements in the availability of chips and increased pricing. From a regional perspective, for the three months ended March 31, 2023, net sales increased in the U.S. by $77.4 million, the EMEA region by $8.8 million, the APAC region by $5.2 million, the CALA region by $3.9 million and Canada by $1.2 million compared to the prior year period. Foreign exchange rate changes impacted NICS segment net sales unfavorably by approximately 1% during the three months ended March 31, 2023 compared to the prior year period.

For the three months ended March 31, 2023, NICS segment operating income and adjusted EBITDA both increased compared to the prior year period primarily due to higher sales volumes, lower freight costs, lower R&D costs and lower selling expenses. See “Reconciliation of Segment Adjusted EBITDA” below.

Access Network Solutions Segment

For the three months ended March 31, 2023, net sales decreased in the ANS segment due to lower sales volumes compared to the prior year period. From a regional perspective, for the three months ended March 31, 2023, net sales decreased in the CALA region by $27.6 million and the APAC region by $24.2 million, but increased in the U.S. by $31.4 million, the EMEA region by $1.4 million and Canada by $0.9 million, compared to the prior year period. Foreign exchange rate changes impacted ANS segment net sales unfavorably by approximately 1% during the three months ended March 31, 2023 compared to the prior year period.

For the three months ended March 31, 2023, ANS segment operating loss increased and adjusted EBITDA decreased compared to the prior year period primarily due to lower sales volumes and unfavorable product mix, partially offset by lower SG&A and R&D costs. ANS segment operating loss was favorably impacted by a $5.5 million reduction in transaction, transformation and integration costs primarily due to the termination of a supply agreement that was recorded in the prior year period. Transaction, transformation and integration costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Home Networks Segment

Net sales for the Home segment decreased for the three months ended March 31, 2023 due to lower sales volumes compared to the prior year period. We continue to experience some supply shortages related to our Home products, which impacted our ability to meet customer demand. Although we are working to secure components from key suppliers, we still expect to experience some component supply chain challenges throughout 2023. From a regional perspective, for the three months ended March 31, 2023, net sales decreased in the U.S. by $73.8 million, the EMEA region by $48.3 million, the CALA region by $20.5 million, Canada by $9.7 million and the APAC region by $6.3 million compared to the prior year period. Foreign exchange rate changes impacted Home segment net sales unfavorably by less than 1% during the three months ended March 31, 2023 compared to the prior year period.

For the three months ended March 31, 2023, Home segment operating loss increased and adjusted EBITDA decreased compared to the prior year period primarily due to lower sales volumes, higher material costs and higher SG&A costs, partially offset by favorable mix and lower R&D costs. For the three months ended March 31, 2023, Home segment operating loss was favorably impacted by the reversal of $11.0 million in intellectual property litigation settlement charges related to a claim that was settled at an amount that was lower than estimated. This favorable impact was partially offset by an increase of $6.7 million in restructuring costs. Intellectual property litigation settlement charges and restructuring costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data):

	March 31, 2023	December 31, 2022	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$327.3	$398.1	$(70.8)	(17.8)%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	1,412.2	1,252.6	159.6	12.7
Availability under Revolving Credit Facility	907.3	908.8	(1.5)	(0.2)
Long-term debt, including current portion	9,442.5	9,501.6	(59.1)	(0.6)
Total capitalization (2)	9,027.5	9,055.9	(28.4)	(0.3)
Long-term debt as a percentage of total capitalization	104.6%	104.9%

(1)
Working capital consisted of current assets of $3,509.8 million less current liabilities of $1,802.3 million as of March 31, 2023. Working capital consisted of current assets of $3,726.2 million less current liabilities of $2,107.5 million as of December 31, 2022.
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

In the second quarter of 2023, we expect to amend our 2026 Term Loan to replace LIBOR with an adjusted Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (SOFR) as the reference interest rate in anticipation of the cessation of LIBOR in 2023. We do not anticipate a material impact on our results of operations or cash flows with the transition to SOFR in our variable rate debt, but the impact is still uncertain.

The primary uses of liquidity include debt service requirements, voluntary debt repayments, redemptions or purchases on the open market, working capital requirements, capital expenditures, business separation transaction costs, transformation costs, restructuring costs, dividends related to the Convertible Preferred Stock if we elect to pay such dividends in cash, litigation settlements, income tax payments and other contractual obligations. Our interest payments on our 2026 Term Loan and our Revolving Credit Facility will continue to increase in 2023 if the Federal Reserve continues to raise interest rates. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” in our 2022 Annual Report for further discussion of our interest rate risk. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our Revolving Credit Facility, will be sufficient to meet our presently anticipated future cash needs. We may experience volatility in cash flows between periods due to, among other reasons, variability in the timing of vendor payments and customer receipts. We may, from time to time, borrow additional amounts under our Revolving Credit Facility or issue debt or equity securities, if market conditions are favorable, to meet future cash needs or to reduce our borrowing costs. In addition, we may, from time to time, seek to repurchase our outstanding debt through cash purchases in the open market. Any such repurchases will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions and applicable regulatory, legal and accounting factors. Whether or not we repurchase any of our debt and the size and timing of any such repurchases will be determined at our discretion.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended March 31, 2023, our non-GAAP pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $1,400.1 million, which included annualized savings expected from cost reduction initiatives of $64.7 million so that the impact of cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at March 31, 2023.

Cash and cash equivalents decreased during the three months ended March 31, 2023 primarily driven by cash used in operating activities of $46.1 million, cash paid for debt repurchases of $50.0 million and capital expenditures of $14.4 million, partially offset by proceeds from the sale of property, plant and equipment of $41.0 million. The proceeds on the sale of property, plant and equipment primarily relate to the sale of an international manufacturing facility that was closed as part of CommScope NEXT. As of March 31, 2023, approximately 61% of our cash and cash equivalents were held outside the U.S.

Working capital, excluding cash and cash equivalents and the current portion of long-term debt, increased during the three months ended March 31, 2023 primarily due to reductions in current liabilities with the pay out of our 2022 variable incentive compensation and interest payments as well as reductions in accounts payable due to timing. These impacts were offset by lower accounts receivable due to higher net sales in the fourth quarter of 2022 compared to the first quarter of 2023. During the three months ended March 31, 2023, we sold accounts receivable under customer-sponsored supplier financing agreements. This had an impact of approximately $42 million on working capital, excluding cash and cash equivalents and the current portion of long-term debt, as of March 31, 2023. Under these agreements, we are able to sell certain accounts receivable to a bank, and we retain no interest in and have no servicing responsibilities for the accounts receivable sold. The net reduction in total capitalization during the three months ended March 31, 2023 reflected the net loss for the period.

Cash Flow Overview

	Three Months Ended
	March 31,		$	%
	2023	2022	Change	Change
	(dollars in millions)
Net cash used in operating activities	$(46.1)	$(14.6)	$(31.5)	215.8%
Net cash generated by (used in) investing activities	35.9	(16.0)	51.9	NM
Net cash used in financing activities	(61.1)	(17.2)	(43.9)	255.2

NM – Not meaningful

Operating Activities

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Net income (loss)	$3.4	$(139.9)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	164.1	180.2
Equity-based compensation	13.5	16.5
Deferred income taxes	(30.0)	2.3
Changes in assets and liabilities:
Accounts receivable	175.3	(60.5)
Inventories	(31.9)	(73.7)
Prepaid expenses and other assets	10.2	29.6
Accounts payable and other liabilities	(318.3)	23.5
Other	(32.4)	7.4
Net cash used in operating activities	$(46.1)	$(14.6)

During the three months ended March 31, 2023, cash used in operating activities increased compared to the prior year period primarily as a result of a shift in the timing of certain variable incentive compensation from the second quarter in 2022 to the first quarter in 2023, lower accounts payable due to the timing of payments and higher payments of interest expense, partially offset by higher accounts receivable collections due to the timing of net sales.

Investing Activities

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Additions to property, plant and equipment	$(14.4)	$(27.4)
Proceeds from sale of property, plant and equipment	41.0	—
Other	9.3	11.4
Net cash generated by (used in) investing activities	$35.9	$(16.0)

During the three months ended March 31, 2023, the increase in cash generated by investing activities compared to the prior year period was primarily driven by proceeds from the sale of property, plant and equipment of $41.0 million and proceeds of $9.3 million on the sale of certain nonfinancial assets, partially offset by lower capital expenditures. The current period proceeds on the sale of property, plant and equipment primarily relate to the sale of an international manufacturing facility that was closed as part of CommScope NEXT. Cash used in investing activities in the prior year period was impacted favorably by proceeds of $6.9 million related to the sale of an equity method investment and a return of $4.5 million on equity method investments.

Financing Activities

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Long-term debt repaid	$(8.0)	$(93.0)
Long-term debt repurchases	(50.0)	—
Long-term debt proceeds	—	85.0
Proceeds from the issuance of common shares under equity-based compensation plans	—	0.1
Tax withholding payments for vested equity-based compensation awards	(5.0)	(10.6)
Other	1.9	1.3
Net cash used in financing activities	$(61.1)	$(17.2)

During the three months ended March 31, 2023, we repurchased $47.4 million aggregate principal amount of our 8.25% senior notes due 2027, $3.1 million aggregate principal amount of our 7.125% senior notes due 2028 and $7.0 million aggregate principal amount of our 6.00% senior notes due 2025, for total cash consideration paid of $50.0 million. During the three months ended March 31, 2023, we also paid the quarterly scheduled amortization payment of $8.0 million on the 2026 Term Loan. We did not borrow under our senior secured asset-based revolving credit facility (Revolving Credit Facility) during the three months ended March 31, 2023. As of March 31, 2023, we had no outstanding borrowings under the Revolving Credit Facility and the remaining availability was $907.3 million, reflecting a borrowing base subject to maximum capacity of $1,000.0 million reduced by $92.7 million of letters of credit issued under the Revolving Credit Facility.

During the three months ended March 31, 2022, we borrowed and repaid $85.0 million under the Revolving Credit Facility. We also paid the quarterly scheduled amortization payment of $8.0 million on the 2026 Term Loan during the three months ended March 31, 2022.

During the three months ended March 31, 2023, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $5.0 million compared to $10.6 million in the prior year period.

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

We believe these financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the term "non-GAAP adjusted EBITDA" may vary from that of others in our industry. These financial measures should not be considered as alternatives to operating income (loss), net income (loss) or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance, operating cash flows or liquidity.

We also believe presenting these non-GAAP results for the twelve months ended March 31, 2023 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the three months ended March 31, 2022 from the data for the year ended December 31, 2022 and then adding the data for the three months ended March 31, 2023.

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

Consolidated

	Three Months		Year	Twelve Months
	Ended		Ended	Ended
	March 31,		December 31,	March 31,
	2023	2022	2022	2023
	(in millions)
Net income (loss)	$3.4	$(139.9)	$(1,286.9)	$(1,143.6)
Income tax expense (benefit)	(7.8)	30.9	(13.1)	(51.8)
Interest income	(2.5)	(0.7)	(2.8)	(4.6)
Interest expense	165.1	136.5	588.9	617.5
Other (income) expense, net	(5.7)	—	0.1	(5.6)
Operating income (loss)	152.5	26.8	(713.8)	(588.1)
Adjustments:
Amortization of purchased intangible assets	126.4	140.7	543.0	528.7
Restructuring costs (credits), net	(4.1)	12.1	62.9	46.7
Equity-based compensation	13.5	16.5	61.1	58.1
Asset impairments	—	—	1,119.6	1,119.6
Transaction, transformation and integration costs (1)	2.6	15.6	38.2	25.2
Acquisition accounting adjustments (2)	0.8	2.0	7.3	6.1
Patent claims and litigation settlements	(11.0)	1.2	28.5	16.3
Reserve (recovery) of Russian accounts receivable	—	5.4	2.7	(2.7)
Depreciation	31.3	33.0	127.2	125.5
Non-GAAP adjusted EBITDA	$312.0	$253.3	$1,276.7	$1,335.4

(1)
In 2023, primarily reflects transaction costs related to certain CommScope NEXT initiatives. In 2022, primarily reflects transformation costs related to CommScope NEXT and integration costs related to the ARRIS acquisition.
(2)
In 2023 and 2022, reflects ARRIS acquisition accounting adjustments related to reducing deferred revenue to its estimated fair value.

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

Connectivity and Cable Solutions Segment

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating income	$124.0	$37.3
Adjustments:
Amortization of purchased intangible assets	18.9	29.4
Restructuring costs (credits), net	(14.9)	2.9
Equity-based compensation	4.0	4.0
Transaction, transformation and integration costs	0.1	4.4
Patent claims and litigation settlements	—	1.6
Reserve of Russian accounts receivable	—	4.9
Depreciation	15.4	14.0
Adjusted EBITDA	$147.7	$98.6

Outdoor Wireless Networks Segment

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating income	$49.2	$52.9
Adjustments:
Amortization of purchased intangible assets	5.5	8.1
Restructuring costs, net	—	2.2
Equity-based compensation	1.6	1.9
Transaction, transformation and integration costs	0.1	1.8
Reserve of Russian accounts receivable	—	0.1
Depreciation	3.2	3.8
Adjusted EBITDA	$59.5	$71.0

Networking Intelligent Cellular and Security Solutions Segment

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating loss	$34.9	$(43.0)
Adjustments:
Amortization of purchased intangible assets	14.3	15.5
Restructuring costs, net	1.9	3.6
Equity-based compensation	3.1	3.6
Transaction, transformation and integration costs	—	1.2
Acquisition accounting adjustments	0.4	0.6
Reserve of Russian accounts receivable	—	0.4
Depreciation	3.4	4.4
Adjusted EBITDA	$58.0	$(13.8)

Access Network Solutions Segment

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating loss	$(21.9)	$(6.6)
Adjustments:
Amortization of purchased intangible assets	61.7	61.7
Restructuring costs, net	1.4	2.6
Equity-based compensation	3.1	4.2
Transaction, transformation and integration costs	—	5.5
Acquisition accounting adjustments	—	0.8
Depreciation	5.7	6.0
Adjusted EBITDA	$50.1	$74.2

Home Networks Segment

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating loss	$(33.7)	$(13.8)
Adjustments:
Amortization of purchased intangible assets	26.0	26.0
Restructuring costs, net	7.5	0.8
Equity-based compensation	1.7	2.9
Transaction, transformation and integration costs	2.4	2.6
Acquisition accounting adjustments	0.3	0.4
Patent claims and litigation settlements	(11.0)	(0.4)
Depreciation	3.6	4.8
Adjusted EBITDA	$(3.3)	$23.3

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

These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our dependence on customers’ capital spending on data, communication and entertainment equipment, which could be negatively impacted by a regional or global economic downturn, among other factors; the potential impact of higher than normal inflation; concentration of sales among a limited number of customers and channel partners; risks associated with our sales through channel partners; changes to the regulatory environment in which we and our customers operate; changes in technology; industry competition and the ability to retain customers through product innovation, introduction, and marketing; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing and timing of delivery of products to customers; risks related to our ability to implement price increases on our products and services; risks associated with our dependence on a limited number of key suppliers for certain raw materials and components; risks related to the successful execution of CommScope NEXT; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities or those of our contract manufacturers that may affect our ability to meet customer demands for products; possible future restructuring actions; the risk that our manufacturing operations, including our contract manufacturers on which we rely, encounter capacity, production, quality, financial or other difficulties causing difficulty in meeting customer demands; substantial indebtedness and restrictive debt covenants; our ability to incur additional indebtedness and increases in interest rates; our ability to generate cash to service our indebtedness; the potential separation, divestiture or discontinuance of a business or product line, including uncertainty regarding the timing of the separation, achievement of the expected benefits and the potential disruption to the business; our ability to integrate and fully realize anticipated benefits from prior or future divestitures, acquisitions or equity investments; possible future impairment charges for fixed or intangible assets, including goodwill; our ability to attract and retain qualified key employees; labor unrest; product quality or performance issues, including those associated with our suppliers or contract manufacturers, and associated warranty claims; our ability to maintain effective management information technology systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches, ransomware or computer viruses; the use of open standards; the long-term impact of climate change; significant international operations exposing us to economic risks like variability in foreign exchange rates and inflation, as well as political and other risks, including the impact of wars, regional conflicts and terrorism; our ability to comply with governmental anti-corruption laws and regulations worldwide; the impact of export and import controls and sanctions worldwide on our supply chain and ability to compete in international markets; changes in the laws and policies in the United States affecting trade, including the risk and uncertainty related to tariffs or potential trade wars and potential changes to laws and policies, that may impact our products; cost of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign social and environmental laws; the impact of litigation and similar regulatory proceedings in which we are involved or may become involved, including the costs of such litigation; the scope, duration and impact of disease outbreaks and pandemics, such as COVID-19, on our business including employees, sites, operations, customers, supply chain logistics and the global economy; our stock price volatility; income tax rate variability and ability to recover amounts recorded as deferred tax assets; and other factors beyond our control. These and other factors are discussed in greater detail in our 2022 Annual Report on Form 10-K and may be updated from time to time in our annual reports, quarterly reports, current reports and other filings we make with the Securities and Exchange Commission. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2022 Annual Report, as filed with the SEC on February 23, 2023.

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

Changes in Internal Control Over Financial Reporting

Reference should be made to our 2022 Annual Report for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain intellectual property claims and also periodically receives notices asserting that its products infringe on another party’s patents and other intellectual property rights. These claims and assertions, whether against the Company directly or against its customers, could require the Company to pay damages or royalties, stop offering the relevant products and/or cease other activities. The Company may also be called upon to defend and indemnify certain customers for costs related to products sold to such customers. The outcome of these claims and notices is uncertain and a reasonable estimate of the loss from unfavorable outcomes in certain of these matters either cannot be determined or is estimated at the minimum amount of a range of estimates. The actual loss, through settlement or trial, could be material and may vary significantly from the Company's estimates. From time to time, the Company may also be involved as a plaintiff in certain intellectual property claims. Gain contingencies, if any, are recognized when they are realized.

The Company is also either a plaintiff or a defendant in certain other pending legal matters in the normal course of business. Management believes that, upon final disposition, none of these other pending legal matters will have a material adverse effect on the Company’s business or financial condition.

In addition, the Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

ITEM 1A. RISK FACTORS

The Company’s business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. There have been no material changes to our risk factors disclosed in Part I, Item 1A, "Risk Factors" of our 2022 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	7,646	$7.55	—	$—
February 1, 2023 - February 28, 2023	31,666	$8.59	—	$—
March 1, 2023 - March 31, 2023	661,354	$7.10	—	$—
Total	700,666	$7.17	—

(1) The shares purchased were withheld to satisfy the withholding tax obligations related to restricted stock units and performance share units that vested during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1*

Amended and Restated Certificate of Incorporation of CommScope Holding Company, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 001-36146), filed with the SEC on November 7, 2013).

3.2*

Certificate of Amendment of Amended and Restated Certificate of Incorporation of CommScope Holding Company, Inc. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-256539), filed with the SEC on May 27, 2021).

10.1**	CommScope Holding Company, Inc. Annual Incentive Plan, as amended and restated February 21, 2023.
31.1 **	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2 **	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
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

COMMSCOPE HOLDING COMPANY, INC.

May 3, 2023	/s/ Kyle D. Lorentzen
Date	Kyle D. Lorentzen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)