Form 10-Q
period 2023-06-30
CommScope Holding Company, Inc.
filed 2023-08-03
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 21, 2023, there were 211,919,401 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

June 30, 2023

PART 1 – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited – In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$1,918.4	$2,300.2	$3,919.9	$4,528.8
Cost of sales	1,301.2	1,617.0	2,611.0	3,209.3
Gross profit	617.2	683.2	1,308.9	1,319.5
Operating expenses:
Selling, general and administrative	254.9	277.2	518.4	563.2
Research and development	153.2	165.4	306.6	336.1
Amortization of purchased intangible assets	101.4	139.0	227.8	279.7
Restructuring costs, net	35.5	38.5	31.4	50.6
Total operating expenses	545.0	620.1	1,084.2	1,229.6
Operating income	72.2	63.1	224.7	89.9
Other income, net	2.4	1.0	8.1	1.0
Interest expense	(168.5)	(140.1)	(333.6)	(276.6)
Interest income	1.9	0.5	4.4	1.2
Loss before income taxes	(92.0)	(75.5)	(96.4)	(184.5)
Income tax (expense) benefit	(8.4)	14.5	(0.6)	(16.4)
Net loss	(100.4)	(61.0)	(97.0)	(200.9)
Series A convertible preferred stock dividends	(15.3)	(14.7)	(30.4)	(29.2)
Net loss attributable to common stockholders	$(115.7)	$(75.7)	$(127.4)	$(230.1)

Loss per share:
Basic	$(0.55)	$(0.36)	$(0.61)	$(1.11)
Diluted	$(0.55)	$(0.36)	$(0.61)	$(1.11)

Weighted average shares outstanding:
Basic	210.5	207.6	209.7	206.5
Diluted	210.5	207.6	209.7	206.5

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited – In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Comprehensive loss:
Net loss	$(100.4)	$(61.0)	$(97.0)	$(200.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	0.3	(93.7)	20.7	(110.4)
Pension and other postretirement benefit activity	—	—	(0.1)	(1.3)
Gain (loss) on hedging instruments	1.0	3.0	(0.5)	11.8
Total other comprehensive income (loss), net of tax	1.3	(90.7)	20.1	(99.9)
Total comprehensive loss	$(99.1)	$(151.7)	$(76.9)	$(300.8)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	Unaudited June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$418.1	$398.1
Accounts receivable, net of allowance for doubtful accounts of $63.0 and $82.8, respectively	1,354.1	1,523.6
Inventories, net	1,454.2	1,588.1
Prepaid expenses and other current assets	198.5	216.4
Total current assets	3,424.9	3,726.2
Property, plant and equipment, net of accumulated depreciation of $908.9 and $873.5, respectively	565.8	609.6
Goodwill	4,079.2	4,072.4
Other intangible assets, net	2,246.3	2,473.5
Other noncurrent assets	849.5	803.7
Total assets	$11,165.7	$11,685.4
Liabilities and Stockholders' Deficit
Accounts payable	$782.7	$1,025.5
Accrued and other liabilities	906.9	1,050.0
Current portion of long-term debt	32.0	32.0
Total current liabilities	1,721.6	2,107.5
Long-term debt	9,380.9	9,469.6
Deferred income taxes	156.4	173.4
Other noncurrent liabilities	391.9	380.6
Total liabilities	11,650.8	12,131.1
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,130.8	1,100.3
Stockholders' deficit:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,130,776 and 1,100,310, respectively, Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 211,912,464 and 208,371,426, respectively	2.3	2.2
Additional paid-in capital	2,558.7	2,542.9
Accumulated deficit	(3,599.2)	(3,502.2)
Accumulated other comprehensive loss	(276.2)	(296.3)
Treasury stock, at cost: 14,342,757 shares and 12,726,695 shares, respectively	(301.5)	(292.6)
Total stockholders' deficit	(1,615.9)	(1,546.0)
Total liabilities and stockholders' deficit	$11,165.7	$11,685.4

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited – In millions)

	Six Months Ended
	June 30,
	2023	2022
Operating Activities:
Net loss	$(97.0)	$(200.9)
Adjustments to reconcile net loss to net cash generated by (used in) operating activities:
Depreciation and amortization	303.5	356.3
Equity-based compensation	24.2	28.9
Deferred income taxes	(61.9)	(26.2)
Changes in assets and liabilities:
Accounts receivable	174.4	(86.4)
Inventories	135.6	(151.4)
Prepaid expenses and other assets	16.3	2.1
Accounts payable and other liabilities	(411.2)	(28.8)
Other	6.8	(2.7)
Net cash generated by (used in) operating activities	90.7	(109.1)
Investing Activities:
Additions to property, plant and equipment	(35.2)	(55.1)
Proceeds from sale of property, plant and equipment	41.6	—
Other	20.5	15.9
Net cash generated by (used in) investing activities	26.9	(39.2)
Financing Activities:
Long-term debt repaid	(16.0)	(176.0)
Long-term debt repurchases	(75.0)	—
Long-term debt proceeds	—	210.0
Tax withholding payments for vested equity-based compensation awards	(8.9)	(14.0)
Other	2.1	1.4
Net cash generated by (used in) financing activities	(97.8)	21.4
Effect of exchange rate changes on cash and cash equivalents	0.2	(4.1)
Change in cash and cash equivalents	20.0	(131.0)
Cash and cash equivalents at beginning of period	398.1	360.3
Cash and cash equivalents at end of period	$418.1	$229.3

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited – In millions, except share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Number of common shares outstanding:
Balance at beginning of period	209,777,988	207,052,122	208,371,426	204,567,294
Issuance of shares under equity-based compensation plans	3,049,872	1,543,392	5,157,100	5,259,459
Shares surrendered under equity-based compensation plans	(915,396)	(432,528)	(1,616,062)	(1,663,767)
Balance at end of period	211,912,464	208,162,986	211,912,464	208,162,986
Common stock:
Balance at beginning of period	$2.2	$2.2	$2.2	$2.2
Issuance of shares under equity-based compensation plans	0.1	—	0.1	—
Balance at end of period	$2.3	$2.2	$2.3	$2.2
Additional paid-in capital:
Balance at beginning of period	$2,541.3	$2,542.8	$2,542.9	$2,540.7
Equity-based compensation	10.7	12.3	24.2	28.9
Dividends on Series A convertible preferred stock	(15.3)	(14.7)	(30.4)	(29.2)
Other	22.0	—	22.0	—
Balance at end of period	$2,558.7	$2,540.4	$2,558.7	$2,540.4
Accumulated deficit:
Balance at beginning of period	$(3,498.8)	$(2,355.2)	$(3,502.2)	$(2,215.3)
Net loss	(100.4)	(61.0)	(97.0)	(200.9)
Balance at end of period	$(3,599.2)	$(2,416.2)	$(3,599.2)	$(2,416.2)
Accumulated other comprehensive loss:
Balance at beginning of period	$(277.5)	$(215.6)	$(296.3)	$(206.4)
Other comprehensive income (loss), net of tax	1.3	(90.7)	20.1	(99.9)
Balance at end of period	$(276.2)	$(306.3)	$(276.2)	$(306.3)
Treasury stock, at cost:
Balance at beginning of period	$(297.6)	$(288.4)	$(292.6)	$(277.8)
Net shares surrendered under equity-based compensation plans	(3.9)	(3.3)	(8.9)	(13.9)
Balance at end of period	$(301.5)	$(291.7)	$(301.5)	$(291.7)
Total stockholders' deficit	$(1,615.9)	$(471.6)	$(1,615.9)	$(471.6)

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2022 Annual Report. There were no material changes in the Company’s significant accounting policies during the three or six months ended June 30, 2023.

Concentrations of Risk and Related Party Transactions

No direct customer accounted for 10% or more of the Company’s total net sales during the three or six months ended June 30, 2023 or 2022. Accounts receivable from Comcast Corporation and affiliates (Comcast) represented approximately 11% of accounts receivable as of June 30, 2023. Other than Comcast, no direct customer accounted for 10% or more of the Company’s accounts receivable.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

As of June 30, 2023, funds affiliated with Carlyle Partners VII S1 Holdings, L.P. (Carlyle) owned 100% of the Series A convertible preferred stock (the Convertible Preferred Stock), which was sold to Carlyle to fund a portion of the acquisition of ARRIS International plc (ARRIS) in 2019. See Note 9 for further discussion of the Convertible Preferred Stock. Other than transactions related to the Convertible Preferred Stock, there were no material related party transactions for the three or six months ended June 30, 2023.

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

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product warranty accrual, beginning of period	$53.1	$66.0	$55.0	$66.8
Provision for warranty claims	7.5	7.1	14.0	12.2
Warranty claims paid	(10.2)	(11.7)	(18.7)	(17.7)
Foreign exchange	0.1	(0.5)	0.2	(0.4)
Product warranty accrual, end of period	$50.5	$60.9	$50.5	$60.9

Third-Party Guarantees

The Company was contingently liable under open standby letters of credit issued by its banks to support performance obligations of a third-party contractor that totaled $44.0 million as of June 30, 2023. These amounts represent an estimate of the maximum amounts the Company would expect to incur upon the contractual non-performance of the third-party contractor, but the Company also has cross-indemnities in place that may enable it to recover amounts in the event of non-performance by the third-party contractor. The Company believes the likelihood of having to perform under these guarantees is remote. There were no material amounts recorded in the condensed consolidated financial statements related to third-party guarantee agreements for the three or six months ended June 30, 2023 or 2022 or as of June 30, 2023 or December 31, 2022. As of June 30, 2023, these instruments reduced the available borrowings under the senior secured asset-based revolving credit facility (the Revolving Credit Facility).

Legal Proceedings

The Company is party to certain intellectual property claims and also periodically receives notices asserting that its products infringe on another party’s patents and other intellectual property rights. These claims and assertions, whether against the Company directly or against its customers, could require the Company to pay damages or royalties, stop offering the relevant products and/or cease other activities. The Company may also be called upon to defend and indemnify certain customers for costs related to products sold to such customers. The outcome of these claims and notices is uncertain, and a reasonable estimate of the loss from unfavorable outcomes in certain of these matters either cannot be determined or is estimated at the minimum amount of a range of estimates. The actual loss, through settlement or trial, could be material and may vary significantly from the Company's estimates. From time to time, the Company may also be involved as a plaintiff in certain intellectual property claims. Gain contingencies, if any, are recognized when they are realized.

The Company had liabilities of $25.4 million and $37.1 million as of June 30, 2023 and December 31, 2022, respectively, recorded in accrued and other liabilities and noncurrent liabilities on the Condensed Consolidated Balance Sheets related to certain intellectual property assertions that have been settled or are in the process of settlement. For the six months ended June 30, 2023, the Company released $11.0 million in accrued liabilities related to an intellectual property claim that was settled at an amount that was lower than estimated. Charges related to intellectual property assertions were not material for the three or six months ended June 30, 2023 or 2022. The Company paid $2.0 million during the three and six months ended June 30, 2023 and $2.7 million and $9.8 million during the three and six months ended June 30, 2022, respectively, to settle intellectual property claims and assertions.

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

Derivative Instruments and Hedging Activities

The Company has utilized a hedging strategy to mitigate a portion of the exposure to changes in cash flows resulting from variable interest rates on the senior secured term loan due 2026 (2026 Term Loan). In conjunction with the amendment to its 2026 Term Loan due to reference rate reform, on June 28, 2023, the Company settled its cash flow hedges with a notional value of $300.0 million and received cash of $6.8 million which is included within operating cash flow activity in accordance with the Company's accounting policy. The cash flow hedges were derecognized and the gain of $6.1 million remaining as a component of accumulated comprehensive loss in the Condensed Consolidated Balance Sheets will continue to be reclassified to earnings through interest expense as the interest payments are made on the 2026 Term Loan unless the forecasted transaction becomes probable of not occurring. See Note 5 for further discussion of the amendment to the 2026 Term Loan.

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. There were no goodwill impairments identified during the three or six months ended June 30, 2023 or 2022.

The Company’s Access Network Solutions (ANS) reporting unit failed the annual goodwill impairment test, and a partial impairment was recorded as of October 1, 2022. Also, the amount by which the Company's Building and Data Center Connectivity (BDCC) reporting unit's fair value exceeded its carrying value was lower year over year. The BDCC reporting unit is in the Connectivity and Cable Solutions (CCS) reportable segment. Considering the headroom going forward for each of the ANS and BDCC reporting units, there is a risk for future impairment in the event of declines in general economic, market or business conditions or any significant unfavorable change in the forecasted cash flows, weighted average cost of capital or growth rates. If current and long-term projections for the ANS and BDCC reporting units are not realized or decrease materially, the Company may be required to recognize additional goodwill impairment charges, and these charges could be material to its results of operations.

Property, plant and equipment, intangible assets with finite lives and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions, there were no definite-lived intangible or other long-lived asset impairments identified during the three or six months ended June 30, 2023 or 2022. Changes in the estimates of forecasted net cash flows or changes in classification from held for use may result in future asset impairments that could be material to the Company's results of operations.

Income Taxes

For the three and six months ended June 30, 2023, the Company recognized income tax expense of $8.4 million on a pretax loss of $92.0 million and income tax expense of $0.6 million on a pretax loss of $96.4 million, respectively. The Company’s tax expense was unfavorably impacted by U.S. anti-deferral provisions and noncreditable withholding taxes for the three and six months ended June 30, 2023. Excess tax costs of $5.4 million and $6.9 million related to equity compensation awards also impacted the tax expense unfavorably for the three and six months ended June 30, 2023, respectively. These unfavorable impacts were partially offset by the favorable impacts of federal income tax credits as well as $1.5 million and $9.8 million of tax benefits related to the release of various uncertain tax positions for the three and six months ended June 30, 2023, respectively.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

For the three and six months ended June 30, 2022, the Company recognized an income tax benefit of $14.5 million on a pretax loss of $75.5 million and $16.4 million of income tax expense on a pretax loss of $184.5 million, respectively. For the three and six months ended June 30, 2022, the Company’s change in income tax was driven by the unfavorable impacts of U.S. anti-deferral provisions and noncreditable withholding taxes. These unfavorable impacts were offset partially by decreases in prior year uncertain tax positions.

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

For the three and six months ended June 30, 2023, 17.2 million and 16.3 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. Of those amounts, for the three and six months ended June 30, 2023, 2.0 million and 2.6 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss attributable to common stockholders position. For the three and six months ended June 30, 2022, 12.3 million and 11.9 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. Of those amounts, for the three and six months ended June 30, 2022, 1.1 million and 2.4 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss attributable to common stockholders position.

For the three and six months ended June 30, 2023, 40.6 million and 40.3 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive. For the three and six months ended June 30, 2022, 38.9 and 38.7 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive. These shares may have been considered dilutive if the Company had not been in a net loss attributable to common stockholders position.

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(100.4)	$(61.0)	$(97.0)	$(200.9)
Dividends on Series A convertible preferred stock	(15.3)	(14.7)	(30.4)	(29.2)
Net loss attributable to common stockholders	$(115.7)	$(75.7)	$(127.4)	$(230.1)

Denominator:
Weighted average common shares outstanding – basic	210.5	207.6	209.7	206.5
Dilutive effect of as-if converted Series A convertible preferred stock	—	—	—	—
Dilutive effect of equity-based awards	—	—	—	—
Weighted average common shares outstanding – diluted	210.5	207.6	209.7	206.5

Loss per share:
Basic	$(0.55)	$(0.36)	$(0.61)	$(1.11)
Diluted	$(0.55)	$(0.36)	$(0.61)	$(1.11)

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Recent Accounting Pronouncements

Adopted During the Six Months Ended June 30, 2023

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

In June 2023, the Company adopted ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and the related updates, ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope and ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. Together, the ASUs provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The Company adopted the reference rate reform guidance in connection with its amendment of the 2026 Term Loan on June 8, 2023 to transition from the Eurodollar Rate based on LIBOR to a Secured Overnight Financing Rate (SOFR), effective as of July 1, 2023, as the reference interest rate in anticipation of the cessation of LIBOR in 2023 (see Note 5 for further discussion). The impact of adopting this guidance was not material to the condensed consolidated financial statements. The Company continues to evaluate and monitor developments and its assessment of this guidance during the LIBOR transition period.

2. GOODWILL

The following table presents the activity in goodwill by reportable segment:

	December 31, 2022			Activity			June 30, 2023
	Goodwill	Accumulated Impairment Losses	Total	Additions (Deductions)	Impairment	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
CCS	$2,280.9	$(51.5)	$2,229.4	$—	$—	$5.1	$2,286.0	$(51.5)	$2,234.5
OWN	660.3	(159.5)	500.8	—	—	1.2	661.5	(159.5)	502.0
NICS	649.4	(41.2)	608.2	—	—	0.5	649.9	(41.2)	608.7
ANS	1,995.7	(1,261.7)	734.0	—	—	—	1,995.7	(1,261.7)	734.0
Home	413.2	(413.2)	—	—	—	—	413.2	(413.2)	—
Total	$5,999.5	$(1,927.1)	$4,072.4	$—	$—	$6.8	$6,006.3	$(1,927.1)	$4,079.2

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

See Note 7 for the presentation of net sales by segment and geographic region.

Allowance for Doubtful Accounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Allowance for doubtful accounts, beginning of period	$81.2	$64.8	$82.8	$63.7
Provision (benefit)	3.2	(1.7)	3.0	0.8
Write-offs	(21.5)	(0.2)	(23.2)	(1.1)
Foreign exchange and other	0.1	(1.3)	0.4	(1.8)
Allowance for doubtful accounts, end of period	$63.0	$61.6	$63.0	$61.6

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

During the three and six months ended June 30, 2023, the Company wrote off $18.5 million related to an accounts receivable balance that had previously been fully reserved during the year ended December 31, 2022. The balance related to a distributor in the Outdoor Wireless Networks segment.

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers:

Contract Balance Type	Balance Sheet Location	June 30, 2023	December 31, 2022
Unbilled accounts receivable	Accounts receivable, net of allowance for doubtful accounts	$43.3	$35.3

Deferred revenue - current	Accrued and other liabilities	$109.6	$97.9
Deferred revenue - noncurrent	Other noncurrent liabilities	64.1	63.4
Total contract liabilities		$173.7	$161.3

There were no material changes to contract asset balances for the six months ended June 30, 2023 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2022 to June 30, 2023 was primarily due to upfront support billings to be recognized over the support term. During the three and six months ended June 30, 2023, the Company recognized $25.8 million and $63.9 million, respectively, of revenue related to contract liabilities recorded as of December 31, 2022.

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	June 30, 2023	December 31, 2022
Accounts receivable - trade	$1,375.0	$1,545.3
Accounts receivable - other	42.1	61.1
Allowance for doubtful accounts	(63.0)	(82.8)
Total accounts receivable, net	$1,354.1	$1,523.6

Inventories

	June 30, 2023	December 31, 2022
Raw materials	$506.7	$535.8
Work in process	160.4	212.7
Finished goods	787.1	839.6
Total inventories, net	$1,454.2	$1,588.1

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accrued and Other Liabilities

	June 30, 2023	December 31, 2022
Compensation and employee benefit liabilities	$193.2	$301.3
Accrued interest	115.7	118.1
Deferred revenue	109.6	97.9
Contract manufacturer inventory repurchase obligation	63.4	79.1
Restructuring liabilities	56.9	58.9
Operating lease liabilities	45.3	47.7
Product warranty accrual	41.5	44.8
Other	281.3	302.2
Total accrued and other liabilities	$906.9	$1,050.0

Operating Lease Information

	Balance Sheet Location	June 30, 2023	December 31, 2022
Right of use assets	Other noncurrent assets	$168.1	$149.0

Lease liabilities - current	Accrued and other liabilities	$45.3	$47.7
Lease liabilities - noncurrent	Other noncurrent liabilities	144.0	123.5
Total lease liabilities		$189.3	$171.2

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Foreign currency translation
Balance at beginning of period	$(249.9)	$(182.5)	$(270.3)	$(165.8)
Other comprehensive income (loss)	0.3	(93.7)	20.7	(110.4)
Balance at end of period	$(249.6)	$(276.2)	$(249.6)	$(276.2)

Defined benefit plan activity
Balance at beginning of period	$(14.9)	$(14.7)	$(14.8)	$(13.4)
Other comprehensive loss	—	—	(0.1)	(1.6)
Amounts reclassified from AOCL	—	—	—	0.3
Balance at end of period	$(14.9)	$(14.7)	$(14.9)	$(14.7)

Hedging instruments
Balance at beginning of period	$(12.7)	$(18.4)	$(11.2)	$(27.2)
Other comprehensive income (loss)	1.0	3.0	(0.5)	11.8
Balance at end of period	$(11.7)	$(15.4)	$(11.7)	$(15.4)
Net AOCL at end of period	$(276.2)	$(306.3)	$(276.2)	$(306.3)

Amounts reclassified from net AOCL related to defined benefit plans are recorded in other income, net in the Condensed Consolidated Statements of Operations.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Cash Flow Information

	Six Months Ended
	June 30,
	2023	2022
Cash paid during the period for:
Income taxes, net of refunds	$59.7	$72.9
Interest	322.7	264.8

5. FINANCING

	June 30, 2023	December 31, 2022
7.125% senior notes due July 2028	$696.9	$700.0
5.00% senior notes due March 2027	750.0	750.0
8.25% senior notes due March 2027	943.1	1,000.0
6.00% senior notes due June 2025	1,274.6	1,300.0
4.75% senior secured notes due September 2029	1,250.0	1,250.0
6.00% senior secured notes due March 2026	1,500.0	1,500.0
Senior secured term loan due April 2026	3,080.0	3,096.0
Senior secured revolving credit facility	—	—
Total principal amount of debt	9,494.6	9,596.0
Less: Original issue discount, net of amortization	(13.7)	(15.9)
Less: Debt issuance costs, net of amortization	(68.0)	(78.5)
Less: Current portion	(32.0)	(32.0)
Total long-term debt	$9,380.9	$9,469.6

See Note 7 within the Company’s audited consolidated financial statements included in the 2022 Annual Report for additional information on the terms and conditions of the Company’s debt obligations.

Senior Secured Credit Facilities

On June 8, 2023, the Company amended its 2026 Term Loan to transition from the Eurodollar Rate based on LIBOR to SOFR, effective as of July 1, 2023, as the reference interest rate in anticipation of the cessation of LIBOR in 2023. As a result, the 2026 Term Loan will bear interest at (1) an adjusted Term SOFR rate, subject to certain adjustments, plus an applicable margin of 3.25% or (2) at the option of the Company, a base rate plus an applicable margin of 2.25%.

During the six months ended June 30, 2023, the Company did not borrow under the Revolving Credit Facility. As of June 30, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility and had availability of $859.0 million, after giving effect to borrowing base limitations and outstanding letters of credit.

During the three and six months ended June 30, 2023, the Company made the quarterly scheduled amortization payments totaling $8.0 million and $16.0 million, respectively, on the 2026 Term Loan. The current portion of long-term debt reflects $32.0 million of repayments due under the 2026 Term Loan.

As of June 30, 2023, the Company did not reflect any portion of the 2026 Term Loan as a current portion of long-term debt related to the potentially required excess cash flow payment because the amount that may be payable in 2023, if any, cannot currently be reliably estimated. There is no excess cash flow payment required in 2023 related to 2022.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Other Matters

The table below summarizes the debt repurchase activity during the six months ended June 30, 2023:

	Aggregate Principal Repurchased	Reacquisition Cost
7.125% senior notes due July 2028	$3.1	$2.5
8.25% senior notes due March 2027	56.9	48.3
6.00% senior notes due June 2025	25.4	24.2
Total	$85.4	$75.0

For the three and six months ended June 30, 2023, the repurchase of debt resulted in gains on the early extinguishment of debt of $2.9 million and $10.4 million, respectively, reflected in other income, net and the write-off of debt issuance costs of $0.3 million and $0.8 million, respectively, reflected in interest expense, in the Condensed Consolidated Statements of Operations.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts, which were settled during June 2023, and the amortization of debt issuance costs and original issue discount, was 7.24% and 6.91% as of June 30, 2023 and December 31, 2022, respectively.

6. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate swap contracts and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of June 30, 2023 and December 31, 2022 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts as of June 30, 2023 and December 31, 2022, are as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$3.6	$3.6	$9.9	$9.9	Level 2
Interest rate swap contracts	—	—	8.6	8.6	Level 2
Liabilities:
7.125% senior notes due 2028	$696.9	$494.8	$700.0	$502.6	Level 2
5.00% senior notes due 2027	750.0	521.3	750.0	513.4	Level 2
8.25% senior notes due 2027	943.1	751.2	1,000.0	780.8	Level 2
6.00% senior notes due 2025	1,274.6	1,185.1	1,300.0	1,183.4	Level 2
4.75% senior secured notes due 2029	1,250.0	975.0	1,250.0	1,000.0	Level 2
6.00% senior secured notes due 2026	1,500.0	1,398.8	1,500.0	1,383.3	Level 2
Senior secured term loan due 2026	3,080.0	2,964.5	3,096.0	2,925.7	Level 2
Foreign currency contracts	8.9	8.9	6.5	6.5	Level 2

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

The following table provides summary financial information by reportable segment:

	June 30, 2023	December 31, 2022
Identifiable segment-related assets:
CCS	$3,955.1	$4,263.8
OWN	1,081.7	1,166.8
NICS	1,366.0	1,338.1
ANS	2,529.0	2,632.6
Home	1,258.0	1,379.3
Total identifiable segment-related assets	10,189.8	10,780.6
Reconciliation to total assets:
Cash and cash equivalents	418.1	398.1
Deferred income tax assets	557.8	506.7
Total assets	$11,165.7	$11,685.4

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

The following table provides net sales, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales:
CCS	$698.9	$986.7	$1,521.7	$1,824.7
OWN	228.8	390.9	487.2	781.0
NICS	327.6	205.4	612.1	393.4
ANS	333.5	293.3	632.2	610.1
Home	329.6	423.9	666.7	919.6
Consolidated net sales	$1,918.4	$2,300.2	$3,919.9	$4,528.8

Segment adjusted EBITDA:
CCS	$79.6	$169.0	$227.2	$267.5
OWN	41.7	75.3	101.3	146.3
NICS	74.9	(15.3)	132.9	(29.1)
ANS	66.3	57.8	116.4	132.1
Home	(3.0)	12.8	(6.3)	36.1
Total segment adjusted EBITDA	259.5	299.6	571.5	552.9
Amortization of intangible assets	(101.4)	(139.0)	(227.8)	(279.7)
Restructuring costs, net	(35.5)	(38.5)	(31.4)	(50.6)
Equity-based compensation	(10.7)	(12.3)	(24.2)	(28.9)
Transaction, transformation and integration costs	(6.5)	(14.9)	(9.1)	(30.5)
Acquisition accounting adjustments	(0.5)	(1.8)	(1.3)	(3.6)
Patent claims and litigation settlements	—	(1.0)	11.0	(2.2)
Recovery (reserve) of Russian accounts receivable	2.0	1.7	2.0	(3.8)
Cyber incident costs	(4.1)	—	(4.1)	—
Depreciation	(30.6)	(30.7)	(61.9)	(63.7)
Consolidated operating income	$72.2	$63.1	$224.7	$89.9

Depreciation expense:
CCS	$15.1	$14.3	$30.6	$28.4
OWN	3.3	3.6	6.5	7.4
NICS	3.3	3.5	6.6	7.9
ANS	5.6	5.4	11.3	11.3
Home	3.3	3.9	6.9	8.7
Consolidated depreciation expense	$30.6	$30.7	$61.9	$63.7

Additions to property, plant and equipment:
CCS	$10.8	$18.2	$19.3	$35.6
OWN	1.3	2.3	2.6	5.2
NICS	1.4	1.5	2.4	3.7
ANS	5.6	4.1	7.8	6.5
Home	1.7	1.6	3.1	4.1
Consolidated additions to property, plant and equipment	$20.8	$27.7	$35.2	$55.1

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 42.4% and 38.2% of total net sales for the three and six months ended June 30, 2023, respectively, compared to 38.1% and 38.8% of total net sales for the three and six months ended June 30, 2022, respectively. Sales by geographic region, based on the destination of product shipments or service provided, were as follows:

	Three Months Ended June 30, 2023
	CCS	OWN	NICS	ANS	Home	Total
Geographic Region:
United States	$444.8	$139.5	$177.2	$235.3	$108.6	$1,105.4
Europe, Middle East and Africa	103.9	59.3	90.9	28.4	87.3	369.8
Asia Pacific	97.3	23.4	46.3	6.1	21.9	195.0
Caribbean and Latin America	40.8	4.4	7.8	46.2	29.0	128.2
Canada	12.1	2.2	5.4	17.5	82.8	120.0
Consolidated net sales	$698.9	$228.8	$327.6	$333.5	$329.6	$1,918.4

	Three Months Ended June 30, 2022
	CCS	OWN	NICS	ANS	Home	Total
Geographic Region:
United States	$637.5	$292.2	$128.9	$202.7	$163.0	$1,424.3
Europe, Middle East and Africa	145.4	48.1	41.5	26.4	117.0	378.4
Asia Pacific	126.9	30.2	27.1	16.4	22.5	223.1
Caribbean and Latin America	51.9	7.7	6.1	37.6	47.1	150.4
Canada	25.0	12.7	1.8	10.2	74.3	124.0
Consolidated net sales	$986.7	$390.9	$205.4	$293.3	$423.9	$2,300.2

	Six Months Ended June 30, 2023
	CCS	OWN	NICS	ANS	Home	Total
Geographic Region:
United States	$1,009.3	$324.2	$351.9	$458.9	$279.1	$2,423.4
Europe, Middle East and Africa	217.3	107.1	160.9	61.8	149.2	696.3
Asia Pacific	187.4	43.7	75.5	11.1	36.2	353.9
Caribbean and Latin America	78.2	7.6	14.9	67.9	67.5	236.1
Canada	29.5	4.6	8.9	32.5	134.7	210.2
Consolidated net sales	$1,521.7	$487.2	$612.1	$632.2	$666.7	$3,919.9

	Six Months Ended June 30, 2022
	CCS	OWN	NICS	ANS	Home	Total
Geographic Region:
United States	$1,179.9	$563.1	$226.2	$394.9	$407.3	$2,771.4
Europe, Middle East and Africa	277.0	119.5	102.7	58.4	227.2	784.8
Asia Pacific	228.3	58.4	51.1	45.6	43.1	426.5
Caribbean and Latin America	93.9	16.5	9.3	86.9	106.1	312.7
Canada	45.6	23.5	4.1	24.3	135.9	233.4
Consolidated net sales	$1,824.7	$781.0	$393.4	$610.1	$919.6	$4,528.8

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company’s net pretax restructuring activity included in restructuring costs, net on the Condensed Consolidated Statements of Operations, by segment, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
CCS	$13.2	$10.3	$(1.9)	$13.2
OWN	3.8	17.3	3.9	19.5
NICS	9.0	5.8	11.0	9.4
ANS	9.3	4.8	10.7	7.4
Home	0.2	0.3	7.7	1.1
Total	$35.5	$38.5	$31.4	$50.6

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	June 30, 2023	December 31, 2022
Accrued and other liabilities	$56.9	$58.9
Other noncurrent liabilities	0.3	0.5
Total restructuring liabilities	$57.2	$59.4

CommScope NEXT Restructuring Actions

In the first quarter of 2021, the Company announced and began implementing a business transformation initiative called CommScope NEXT. This ongoing initiative is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. The activity within the liability established for CommScope NEXT restructuring actions was as follows:

	Employee-Related Costs	Other	Total
Balance at March 31, 2023	$56.7	$—	$56.7
Additional expense, net	30.7	4.6	35.3
Cash received (paid)	(30.8)	0.2	(30.6)
Foreign exchange and other non-cash items	0.2	(4.8)	(4.6)
Balance at June 30, 2023	$56.8	$—	$56.8

Balance at December 31, 2022	$58.7	$—	$58.7
Additional expense (reversals), net	47.2	(15.6)	31.6
Cash received (paid)	(49.8)	38.6	(11.2)
Foreign exchange and other non-cash items	0.7	(23.0)	(22.3)
Balance at June 30, 2023	$56.8	$—	$56.8

CommScope NEXT actions to date have included the closure of an international manufacturing facility, as well as headcount reductions in other manufacturing locations and engineering, marketing, sales and administrative functions and asset impairments associated with restructuring related actions. During the three months ended June 30, 2023, additional expenses were recorded for severance and other costs, which included asset impairments for certain owned and leased real estate. During the first quarter of 2023, the Company completed the sale of an international manufacturing facility which is reflected in the six months ended June 30, 2023. Related to the sale, the Company recorded net proceeds of $38.4 million, resulting in a gain on the sale of $20.2 million that was partially offset by severance and other costs, and included in the other category in the table above and in restructuring costs, net on the Condensed Consolidated Statements of Operations. The Company simultaneously entered into a sale leaseback transaction where a minor portion of the building used to support research and development operations was then leased back for a term of nine years with annual payments that range from €800 thousand to €1.5 million. The Company determined the lease to be an operating lease and upon entering into the lease, recognized a right of use asset and operating lease liability of €7.5 million based on the present value of the minimum lease payments discounted using an incremental borrowing rate of 7.15%.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company has recognized restructuring charges of $181.6 million to date related to CommScope NEXT actions. The Company expects to make cash payments of $45.1 million during the remainder of 2023 and additional cash payments of $11.7 million in 2024 to settle CommScope NEXT restructuring actions. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

9. SERIES A CONVERTIBLE PREFERRED STOCK

On April 4, 2019, the Company issued and sold 1,000,000 shares of the Convertible Preferred Stock to Carlyle for $1.0 billion, or $1,000 per share, pursuant to an Investment Agreement between the Company and Carlyle, dated November 8, 2018. The Convertible Preferred Stock is convertible, at the option of the holders, at any time into shares of CommScope common stock at an initial conversion rate of 36.3636 shares of common stock per share of the Convertible Preferred Stock (equivalent to $27.50 per common share). The conversion rate is subject to customary antidilution and other adjustments. As of June 30, 2023, the Company had authorized 1,200,000 shares of the Convertible Preferred Stock.

Holders of the Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. Dividends can be paid in cash, in-kind through the issuance of additional shares of the Convertible Preferred Stock or any combination of the two, at the Company’s option. During the three and six months ended June 30, 2023 and 2022, the Company paid dividends in-kind of $15.3 million and $30.4 million, respectively, and $14.7 million and $29.2 million, respectively, which was recorded as additional Convertible Preferred Stock in the Condensed Consolidated Balance Sheets.

10. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of June 30, 2023, $109.5 million of total unrecognized compensation expense related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) is expected to be recognized over a remaining weighted average period of 2.2 years. There were no significant capitalized equity-based compensation costs at June 30, 2023.

The following table shows a summary of the equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Selling, general and administrative	$6.7	$7.0	$15.1	$16.4
Research and development	2.7	3.7	6.1	8.6
Cost of sales	1.3	1.6	3.0	3.9
Total equity-based compensation expense	$10.7	$12.3	$24.2	$28.9

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period of generally three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table summarizes the RSU activity (in millions, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at March 31, 2023	9.8	$10.38
Granted	6.5	$4.21
Vested and shares issued	(3.1)	$11.60
Forfeited	(0.6)	$10.73
Non-vested share units at June 30, 2023	12.6	$6.90

Non-vested share units at December 31, 2022	11.2	$10.66
Granted	7.5	$4.59
Vested and shares issued	(5.2)	$11.10
Forfeited	(0.9)	$10.65
Non-vested share units at June 30, 2023	12.6	$6.90

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

The following table presents the weighted average assumptions used to estimate the fair value of the awards granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	4.0%	2.8%	4.4%	1.7%
Expected volatility	62.3%	64.4%	67.2%	61.2%
Weighted average fair value at grant date	$3.78	$9.94	$9.19	$11.21

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table summarizes the PSU activity (in millions, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at March 31, 2023	4.4	$8.11
Granted	2.4	$4.19
Non-vested share units at June 30, 2023	6.8	$6.72

Non-vested share units at December 31, 2022	2.9	$8.14
Granted	4.0	$5.78
Forfeited	(0.1)	$10.08
Non-vested share units at June 30, 2023	6.8	$6.72

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report).

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

CommScope NEXT

Since 2021, we have been engaged in a transformation initiative referred to as CommScope NEXT, which is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We believe these efforts are critical to making us more competitive and allowing us to invest in growth, de-lever and maximize stockholder and other stakeholder value in the future. In 2022, CommScope NEXT generated positive impacts on net sales, profitability and cash flow from our execution on pricing initiatives, expanding capacity and driving operational efficiencies. In 2023, we are experiencing headwinds related to a slow-down in spending by our customers as discussed further below, but we expect to continue to execute under CommScope NEXT to improve our profitability and cash flows by continuing to drive operational efficiencies and focusing on portfolio optimization. To that end, we incurred $35.5 million and $31.4 million of net restructuring costs and $6.5 million and $9.1 million of transaction, transformation and integration costs during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2022, we incurred $38.5 million and $50.6 million, respectively, of net restructuring costs and $14.9 million and $30.5 million, respectively, of transaction, transformation and integration costs. These costs were primarily related to CommScope NEXT. We expect to continue to incur such costs during the remainder of 2023 as we continue executing on CommScope NEXT initiatives, and the resulting charges and cash requirements could be material.

As a step in our CommScope NEXT transformation plan, in 2021, we announced a plan to separate the Home Networks (Home) segment. Due to the impact of the uncertain supply chain environment, capital spending pattern of customers and other macroeconomic factors related to the Home segment, we have delayed our separation plan, but we continue to analyze the financial results of our “Core” business separately from Home and look for opportunities to separate the business. As such, below we refer to certain supplementary Core financial measures, which reflect the results of our Connectivity and Cable Solutions (CCS), Outdoor Wireless Networks (OWN), Networking, Intelligent Cellular and Security Solutions (NICS) and Access Network Solutions (ANS) segments in the aggregate. See the Segment Results section below for the aggregation of our Core financial measures.

Impacts of Current Economic Conditions

Macroeconomic factors such as higher interest rates, inflation and concerns about a global economic slow-down have softened demand for our products, with certain customers reducing purchases as they right-size their inventories and others pausing capital spending. This has negatively impacted our net sales in certain segments for the three and six months ended June 30, 2023 and may continue to negatively impact net sales further into 2023. Conversely, in certain of our segments, we have seen higher demand and favorable pricing impacts that have partially offset the impact of lower demand in certain of our other segments. We are also seeing lower input costs, and we proactively implemented cost savings initiatives that have favorably impacted our profitability in the first half of 2023.

In 2022, our ANS reporting unit failed the annual goodwill impairment test, and a partial impairment of $1,119.6 million was recorded as of October 1, 2022. Also, the amount by which our Building and Data Center Connectivity (BDCC) reporting unit’s fair value exceeded its carrying value was lower year over year. The BDCC reporting unit is in our CCS reportable segment. Although we did not identify any indicators of impairment during the three or six months ended June 30, 2023, considering the low headroom coming out of 2022 for the ANS and BDCC reporting units, there is a risk for future impairment in the event of declines in general economic, market or business conditions or any significant unfavorable change in the forecasted cash flows, weighted average cost of capital or growth rates. If current and long-term projections for our ANS and BDCC reporting units are not realized or decrease materially, we may be required to recognize additional goodwill impairment charges, and these charges could be material to our results of operations.

In the fourth quarter of 2022, our Home Networks reporting unit had an indicator of impairment as its carrying amount exceeded its estimated fair value, and as such, we performed a definite-lived asset recoverability test. We did not identify any impairments of definite-lived intangible assets as a result of this test in 2022, and we do not have any indicators of impairment during the three or six months ended June 30, 2023. However, changes in the estimates of forecasted net cash flows or changes in classification from held for use may result in future asset impairments that could be material to our results of operations.

For more discussion on risks related to our customers, our supply chain and future impairments, see Part I, Item 1A, “Risk Factors” in our 2022 Annual Report.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies as disclosed in our 2022 Annual Report.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Three Months Ended
	June 30,
	2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,918.4	100.0%	$2,300.2	100.0%	$(381.8)	(16.6)%
Core net sales (1)	1,588.8	82.8	1,876.3	81.6	(287.5)	(15.3)
Gross profit	617.2	32.2	683.2	29.7	(66.0)	(9.7)
Operating income	72.2	3.8	63.1	2.7	9.1	14.4
Core operating income (1)	110.0	6.9	85.8	4.6	24.2	28.2
Non-GAAP adjusted EBITDA (2)	259.5	13.5	299.6	13.0	(40.1)	(13.4)
Core adjusted EBITDA (1)	262.5	16.5	286.8	15.3	(24.3)	(8.5)
Net loss	(100.4)	(5.2)	(61.0)	(2.7)	(39.4)	64.6
Diluted loss per share	$(0.55)		$(0.36)		$(0.19)	52.8

	Six Months Ended
	June 30,
	2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$3,919.9	100.0%	$4,528.8	100.0%	$(608.9)	(13.4)%
Core net sales (1)	3,253.2	83.0	3,609.2	79.7	(356.0)	(9.9)
Gross profit	1,308.9	33.4	1,319.5	29.1	(10.6)	(0.8)
Operating income	224.7	5.7	89.9	2.0	134.8	149.9
Core operating income (1)	296.2	9.1	126.4	3.5	169.8	134.3
Non-GAAP adjusted EBITDA (2)	571.5	14.6	552.9	12.2	18.6	3.4
Core adjusted EBITDA (1)	577.8	17.8	516.8	14.3	61.0	11.8
Net loss	(97.0)	(2.5)	(200.9)	(4.4)	103.9	(51.7)
Diluted loss per share	$(0.61)		$(1.11)		$0.50	(45.0)
(1)
Core financial measures reflect the results of our CCS, OWN, NICS and ANS segments, in the aggregate, and exclude the results of our Home segment. See "Segment Results" below for illustration of the aggregation of our Core financial measures.
(2)
See “Reconciliation of Non-GAAP Measures” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Net sales

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in millions)
Net sales	$1,918.4	$2,300.2	$(381.8)	(16.6)%	$3,919.9	$4,528.8	$(608.9)	(13.4)%
Domestic	1,105.4	1,424.3	(318.9)	(22.4)	2,423.4	2,771.4	(348.0)	(12.6)
International	813.0	875.9	(62.9)	(7.2)	1,496.5	1,757.4	(260.9)	(14.8)

Net sales for the three and six months ended June 30, 2023 decreased $381.8 million, or 16.6%, and $608.9 million, or 13.4%, respectively, compared to the prior year periods primarily driven by decreased sales volumes but partially offset by higher pricing. Our lower volumes are being driven by certain customers reducing purchases as they right-size their inventories and others pausing capital spending. Core net sales for the three and six months ended June 30, 2023 decreased $287.5 million, or 15.3%, and $356.0 million, or 9.9%, respectively, compared to the prior year periods. The decrease in core net sales for the three months ended June 30, 2023 was driven by decreases of $287.8 million in the CCS segment and $162.1 million in the OWN segment, partially offset by increases of $122.2 million in the NICS segment and $40.2 million in the ANS segment. The decrease in core net sales for the six months ended June 30, 2023 was driven by decreases of $303.0 million in the CCS segment and $293.8 million in the OWN segment, partially offset by increases of $218.7 million in the NICS segment and $22.1 million in the ANS segment. For the three and six months ended June 30, 2023, net sales in the Home segment decreased $94.3 million and $252.9 million, respectively, compared to the prior year periods. For further details by segment, see "Segment Results" below.

From a regional perspective, for the three months ended June 30, 2023 compared to the prior year period, net sales decreased in the U.S. by $318.9 million, the Asia Pacific (APAC) region by $28.1 million, the Caribbean and Latin American (CALA) region by $22.2 million, the Europe, Middle East and Africa (EMEA) region by $8.6 million and Canada by $4.0 million. For the six months ended June 30, 2023 compared to the prior year period, net sales decreased in the U.S. by $348.0 million, the EMEA region by $88.5 million, the CALA region by $76.6 million, the APAC region by $72.6 million and Canada by $23.2 million. Net sales to customers located outside of the U.S. comprised 42.4% and 38.2% of total net sales for the three and six months ended June 30, 2023, respectively, compared to 38.1% and 38.8% for the three and six months ended June 30, 2022, respectively. Foreign exchange rate changes impacted net sales unfavorably by less than 1% for the three and six months ended June 30, 2023 compared to the prior year periods. For additional information on regional sales by segment, see "Segment Results" below and Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Gross profit, SG&A expense and R&D expense

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in millions)
Gross profit	$617.2	$683.2	$(66.0)	(9.7)%	$1,308.9	$1,319.5	$(10.6)	(0.8)%
As a percent of sales	32.2%	29.7%			33.4%	29.1%
SG&A expense	254.9	277.2	(22.3)	(8.0)	518.4	563.2	(44.8)	(8.0)
As a percent of sales	13.3%	12.1%			13.2%	12.4%
R&D expense	153.2	165.4	(12.2)	(7.4)	306.6	336.1	(29.5)	(8.8)
As a percent of sales	8.0%	7.2%			7.8%	7.4%

Gross profit (net sales less cost of sales)

Gross profit decreased by $66.0 million and $10.6 million, respectively, for the three and six months ended June 30, 2023 compared to the prior year periods primarily due to lower net sales, partially offset by lower freight and material costs and favorable product mix.

Selling, general and administrative expense

For the three and six months ended June 30, 2023, selling, general and administrative (SG&A) expense decreased by $22.3 million and $44.8 million, respectively, compared to the prior year periods. The decrease in the three and six months ended June 30, 2023 was primarily due to lower variable incentive compensation expense of $15.1 million and $13.1 million, respectively, and a decrease in transaction, transformation and integration costs of $8.4 million and $21.4 million, respectively. Although our transaction, transformation and integration costs have decreased year-over-year during the first half of 2023, we expect to continue to incur these costs in the second half of 2023 related to CommScope NEXT initiatives, and the resulting charges and cash requirements could be material. These favorable impacts were partially offset by $4.1 million in costs incurred primarily in the second quarter of 2023 related to the identification, investigation, defense and recovery efforts connected to a cyber incident that occurred in late March of 2023. The incident resulted in minimal impact to our business operations, and we do not expect significant additional costs related to the recovery effort.

Research and development expense

Research and development (R&D) expense decreased for the three and six months ended June 30, 2023 compared to the prior year periods primarily due to lower spending across all segments. R&D activities generally relate to ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and Restructuring costs, net

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$101.4	$139.0	$(37.6)	(27.1)%	$227.8	$279.7	$(51.9)	(18.6)%
Restructuring costs, net	35.5	38.5	(3.0)	(7.8)	31.4	50.6	(19.2)	(37.9)

Amortization of purchased intangible assets

For the three and six months ended June 30, 2023, amortization of purchased intangible assets was lower compared to the prior year periods because certain of our intangible assets became fully amortized.

Restructuring costs, net

The net restructuring costs recorded during the three and six months ended June 30, 2023 and 2022 were primarily related to CommScope NEXT. The net restructuring costs for the six months ended June 30, 2023 reflected a gain on the sale of property, primarily related to a gain of $20.2 million on the sale of an international manufacturing facility. We received proceeds of $38.4 million related to the sale. Excluding the impacts of the sale, for the three and six months ended June 30, 2023, our restructuring costs were $35.5 million and $51.6 million, respectively, and we paid $31.2 million and $50.2 million, respectively, to settle restructuring liabilities. We expect to pay an additional $45.1 million by the end of 2023 and $11.7 million in 2024 related to restructuring actions that have been initiated. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

Other income, net

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in millions)
Foreign currency gain (loss)	$(0.9)	$1.7	$(2.6)	(152.9)%	$(2.3)	$1.5	$(3.8)	(253.3)%
Other income (expense), net	3.3	(0.7)	4.0	NM	10.4	(0.5)	10.9	NM

NM – Not meaningful

Foreign currency gain (loss)

Foreign currency gain (loss) includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The change in foreign currency gain (loss) for the three and six months ended June 30, 2023 compared to the prior year periods was primarily driven by certain unhedged currencies.

Other income (expense), net

The change in other income (expense), net for the three and six months ended June 30, 2023 compared to the prior year periods was primarily driven by a gain of $2.9 million and $10.4 million, respectively, on the early extinguishment of debt related to our debt repurchases as further discussed in Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Interest expense, Interest income and Income taxes

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in millions)
Interest expense	$(168.5)	$(140.1)	$(28.4)	20.3%	$(333.6)	$(276.6)	$(57.0)	20.6%
Interest income	1.9	0.5	1.4	280.0	4.4	1.2	3.2	266.7
Income tax (expense) benefit	(8.4)	14.5	(22.9)	(157.9)	(0.6)	(16.4)	15.8	(96.3)

Interest expense and interest income

The increase in interest expense for the three and six months ended June 30, 2023 compared to the prior year periods was driven by the increased variable interest rate on our senior secured term loan due 2026 (2026 Term Loan) as a result of the Federal Reserve’s increases in interest rates beginning in 2022. Our interest expense will continue to increase if the Federal Reserve raises interest rates again during the remainder of 2023. Our weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts, which were settled in June of 2023, and the amortization of debt issuance costs and original issue discount, was 7.24% at June 30, 2023, 6.91% at December 31, 2022 and 6.11% at June 30, 2022.

Income tax (expense) benefit

For the three and six months ended June 30, 2023, we recognized income tax expense of $8.4 million on a pretax loss of $92.0 million and income tax expense of $0.6 million on a pretax loss of $96.4 million, respectively. Our tax expense was unfavorably impacted by U.S. anti-deferral provisions and noncreditable withholding taxes for the three and six months ended June 30, 2023. Excess tax costs of $5.4 million and $6.9 million related to equity compensation awards also impacted the tax expense unfavorably for the three and six months ended June 30, 2023, respectively. These unfavorable impacts were partially offset by the favorable impacts of federal income tax credits as well as $1.5 million and $9.8 million of tax benefits related to the release of various uncertain tax positions for the three and six months ended June 30, 2023, respectively.

For the three and six months ended June 30, 2022, we recognized income tax benefit of $14.5 million on a pretax loss of $75.5 million and $16.4 million of income tax expense on a pretax loss of $184.5 million, respectively. For the three and six months ended June 30, 2022, our change in income tax was driven by the unfavorable impacts of U.S. anti-deferral provisions and non-creditable withholding taxes. These unfavorable impacts were offset partially by decreases in prior year uncertain tax positions.

Segment Results

	Three Months Ended
	June 30,
	2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$698.9	36.4%	$986.7	42.9%	$(287.8)	(29.2)%
OWN	228.8	11.9	390.9	17.0	(162.1)	(41.5)
NICS	327.6	17.1	205.4	8.9	122.2	59.5
ANS	333.5	17.4	293.3	12.8	40.2	13.7
Core net sales (1)	1,588.8	82.8	1,876.3	81.6	(287.5)	(15.3)
Home	329.6	17.2	423.9	18.4	(94.3)	(22.2)
Consolidated net sales	$1,918.4	100.0%	$2,300.2	100.0%	$(381.8)	(16.6)%

Operating income (loss) by segment:
CCS	$28.9	4.1%	$111.7	11.3%	$(82.8)	(74.1)%
OWN	27.4	12.0	43.5	11.1	(16.1)	(37.0)
NICS	44.7	13.6	(43.7)	(21.3)	88.4	NM
ANS	9.0	2.7	(25.7)	(8.8)	34.7	NM
Core operating income (1)	110.0	6.9	85.8	4.6	24.2	28.2
Home	(37.8)	(11.5)	(22.7)	(5.4)	(15.1)	66.5
Consolidated operating income	$72.2	3.8%	$63.1	2.7%	$9.1	14.4%

Adjusted EBITDA by segment:
CCS	$79.6	11.4%	$169.0	17.1%	$(89.4)	(52.9)%
OWN	41.7	18.2	75.3	19.3	(33.6)	(44.6)
NICS	74.9	22.9	(15.3)	(7.4)	90.2	NM
ANS	66.3	19.9	57.8	19.7	8.5	14.7
Core adjusted EBITDA (1)	262.5	16.5	286.8	15.3	(24.3)	(8.5)
Home	(3.0)	(0.9)	12.8	3.0	(15.8)	(123.4)
Non-GAAP consolidated adjusted EBITDA (2)	$259.5	13.5%	$299.6	13.0%	$(40.1)	(13.4)%

NM – Not meaningful

	Six Months Ended
	June 30,
	2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$1,521.7	38.8%	$1,824.7	40.3%	$(303.0)	(16.6)%
OWN	487.2	12.4	781.0	17.2	(293.8)	(37.6)
NICS	612.1	15.6	393.4	8.7	218.7	55.6
ANS	632.2	16.1	610.1	13.5	22.1	3.6
Core net sales (1)	3,253.2	83.0	3,609.2	79.7	(356.0)	(9.9)
Home	666.7	17.0	919.6	20.3	(252.9)	(27.5)
Consolidated net sales	$3,919.9	100.0%	$4,528.8	100.0%	$(608.9)	(13.4)%

Operating income (loss) by segment:
CCS	$152.9	10.0%	$149.0	8.2%	$3.9	2.6%
OWN	76.6	15.7	96.4	12.3	(19.8)	(20.5)
NICS	79.6	13.0	(86.7)	(22.0)	166.3	NM
ANS	(12.9)	(2.0)	(32.3)	(5.3)	19.4	(60.1)
Core operating income (loss) (1)	296.2	9.1	126.4	3.5	169.8	134.3
Home	(71.5)	(10.7)	(36.5)	(4.0)	(35.0)	95.9
Consolidated operating income	$224.7	5.7%	$89.9	2.0%	$134.8	149.9%

Adjusted EBITDA by segment:
CCS	$227.2	14.9%	$267.5	14.7%	$(40.3)	(15.1)%
OWN	101.3	20.8	146.3	18.7	(45.0)	(30.8)
NICS	132.9	21.7	(29.1)	(7.4)	162.0	NM
ANS	116.4	18.4	132.1	21.7	(15.7)	(11.9)
Core adjusted EBITDA (1)	577.8	17.8	516.8	14.3	61.0	11.8
Home	(6.3)	(0.9)	36.1	3.9	(42.4)	(117.5)
Non-GAAP consolidated adjusted EBITDA (2)	$571.5	14.6%	$552.9	12.2%	$18.6	3.4%

NM – Not meaningful
(1)
Core financial measures reflect the results of our CCS, OWN, NICS and ANS segments, in the aggregate, and exclude the results of our Home segment.
(2)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Connectivity and Cable Solutions Segment

Net sales for the CCS segment decreased for the three and six months ended June 30, 2023 compared to the prior year periods primarily due to lower sales volumes as certain customers have paused spending as they right-size their inventory levels. From a regional perspective, for the three months ended June 30, 2023, net sales decreased in the U.S. by $192.7 million, the EMEA region by $41.5 million, the APAC region by $29.6 million, Canada by $12.9 million and the CALA region by $11.1 million compared to the prior year period. For the six months ended June 30, 2023, net sales decreased in the U.S. by $170.6 million, the EMEA region by $59.7 million, the APAC region by $40.9 million, Canada by $16.1 million and the CALA region by $15.7 million compared to the prior year period. Foreign exchange rate changes impacted CCS segment net sales unfavorably by less than 1% during the three and six months ended June 30, 2023 compared to the prior year periods.

During the six months ended June 30, 2023, CCS operating income was favorably impacted by a gain on the sale of an international manufacturing facility of $20.2 million that was recorded as a reduction to restructuring costs. Excluding this gain from CCS operating income, for the three and six months ended June 30, 2023, CCS segment operating income and adjusted EBITDA decreased compared to the prior year periods primarily due to lower sales volumes, partially offset by lower SG&A, freight, material and R&D costs and favorable product mix. CCS segment operating income for the three months ended June 30, 2023 was favorably impacted by reductions of $8.5 million in amortization expense and for the six months ended June 30, 2023, was favorably impacted by reductions of $18.9 million in amortization expense and $7.3 million in transaction, transformation and integration costs. CCS operating income during this period was also favorably impacted by a $2.0 million recovery of accounts receivable that we have previously reserved during the prior year period for $3.7 million when we determined they were uncollectible due to the Russia/Ukraine conflict. During the six months ended June 30, 2023, CCS operating income was unfavorably impacted by an increase of $5.1 million in restructuring costs, excluding the gain on the sale of a facility discussed above. Amortization expense, restructuring costs, transaction, transformation and integration costs and the charges and recoveries related to accounts receivable that were determined to be uncollectible as a result of the Russia/Ukraine conflict are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Outdoor Wireless Networks Segment

For the three and six months ended June 30, 2023, OWN segment net sales decreased compared to the prior year periods primarily due to lower sales volumes as a result of reductions in spending by certain North American operators. From a regional perspective, for the three months ended June 30, 2023, OWN segment net sales decreased in the U.S. by $152.7 million, Canada by $10.5 million, the APAC region by $6.8 million and the CALA region by $3.3 million but increased in the EMEA region by $11.2 million compared to the prior year period. For the six months ended June 30, 2023, net sales decreased in the U.S. by $238.9 million, Canada by $18.9 million, the APAC region by $14.7 million, the EMEA region by $12.4 million and the CALA region by $8.9 million compared to the prior year period. Foreign exchange rate changes impacted OWN segment net sales unfavorably by less than 1% during the three and six months ended June 30, 2023 compared to the prior year periods.

For the three and six months ended June 30, 2023, OWN segment operating income and adjusted EBITDA decreased compared to the prior year periods primarily due to lower sales volumes and unfavorable product mix, partially offset by lower freight, material, SG&A and R&D costs. OWN segment operating income for the three and six months ended June 30, 2023 was favorably impacted by reductions in restructuring costs of $13.5 million and $15.6 million, respectively. Restructuring costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Networking, Intelligent Cellular and Security Solutions Segment

For the three and six months ended June 30, 2023, NICS segment net sales increased compared to the prior year periods primarily due to higher sales volumes of our Ruckus products as well as our distributed antenna systems products and to a lesser degree favorable pricing impacts. From a regional perspective, for the three months ended June 30, 2023, NICS segment net sales increased in the EMEA region by $49.4 million, the U.S. by $48.3 million, the APAC region by $19.2 million, Canada by $3.6 million and the CALA region by $1.7 million compared to the prior year period. For the six months ended June 30, 2023, net sales increased in the U.S. by $125.7 million, the EMEA region by $58.2 million, the APAC region by $24.4 million, the CALA region by $5.6 million and Canada by $4.8 million compared to the prior year period. Foreign exchange rate changes impacted NICS segment net sales favorably by less than 1% during the three months ended June 30, 2023 but unfavorably by less than 1% during the six months ended June 30, 2023 compared to the prior year periods.

For the three and six months ended June 30, 2023, NICS segment operating income and adjusted EBITDA both increased compared to the prior year periods primarily due to higher sales volumes, increased pricing, lower material costs, favorable product mix, and lower freight costs. See “Reconciliation of Segment Adjusted EBITDA” below.

Access Network Solutions Segment

For the three and six months ended June 30, 2023, net sales increased in the ANS segment due to higher sales volumes compared to the prior year periods. From a regional perspective, for the three months ended June 30, 2023, ANS segment net sales increased in the U.S. by $32.6 million, the CALA region by $8.6 million, Canada by $7.3 million and the EMEA region by $2.0 million, but decreased in the APAC region by $10.3 million compared to the prior year period. For the six months ended June 30, 2023, net sales increased in the U.S. by $64.0 million, Canada by $8.2 million and the EMEA region by $3.4 million, but decreased in the APAC region by $34.5 million and the CALA region by $19.0 million compared to the prior year period. Foreign exchange rate changes had no impact on ANS segment net sales for the three months ended June 30, 2023 but impacted net sales unfavorably by less than 1% during the six months ended June 30, 2023 compared to the prior year periods.

For the three months ended June 30, 2023, ANS segment operating income and adjusted EBITDA increased compared to the prior year period primarily due to higher sales volumes and lower freight costs, partially offset by higher material costs and unfavorable product mix. For the six months ended June 30, 2023, ANS segment operating loss and adjusted EBITDA were favorably impacted by higher sales volumes and lower freight costs, but these impacts were more than offset by higher material costs and unfavorable product mix. ANS segment operating income (loss) for the three months and six months ended June 30, 2023 was favorably impacted by reductions in both amortization expense of $24.6 million and $24.7 million, respectively, and transaction, transformation and integration costs of $5.7 million and $11.1 million, respectively. Amortization expense and transaction, transformation and integration costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Home Networks Segment

Net sales for the Home segment decreased for the three and six months ended June 30, 2023 due to lower sales volumes compared to the prior year periods. From a regional perspective, for the three months ended June 30, 2023, Home segment net sales decreased in the U.S. by $54.4 million, the EMEA region by $29.7 million, the CALA region by $18.1 million and the APAC region by $0.6 million but increased in Canada by $8.5 million compared to the prior year period. For the six months ended June 30, 2023, net sales decreased in the U.S. by $128.2 million, the EMEA region by $78.0 million, the CALA region by $38.6 million, the APAC region by $6.9 million and Canada by $1.2 million compared to the prior year period. Foreign exchange rate changes impacted Home segment net sales unfavorably by less than 1% during the three and six months ended June 30, 2023 compared to the prior year periods.

For the three and six months ended June 30, 2023, Home segment operating loss increased and adjusted EBITDA decreased compared to the prior year periods primarily due to lower sales volumes, partially offset by favorable product mix. For the six months ended June 30, 2023, Home segment operating loss was favorably impacted by the reversal of $11.0 million in intellectual property litigation settlement charges related to a claim that was settled at an amount that was lower than estimated. This favorable impact was partially offset by an increase of $6.6 million in restructuring costs. Intellectual property litigation settlement charges and restructuring costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data):

	June 30, 2023	December 31, 2022	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$418.1	$398.1	$20.0	5.0%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	1,317.2	1,252.6	64.6	5.2
Availability under Revolving Credit Facility	859.0	908.8	(49.8)	(5.5)
Long-term debt, including current portion	9,412.9	9,501.6	(88.7)	(0.9)
Total capitalization (2)	8,927.8	9,055.9	(128.1)	(1.4)
Long-term debt as a percentage of total capitalization	105.4%	104.9%

(1)
Working capital consisted of current assets of $3,424.9 million less current liabilities of $1,721.6 million as of June 30, 2023. Working capital consisted of current assets of $3,726.2 million less current liabilities of $2,107.5 million as of December 31, 2022.
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

In the second quarter of 2023, we amended our 2026 Term Loan to replace LIBOR with an adjusted Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (SOFR) as the reference interest rate in anticipation of the cessation of LIBOR in 2023. The changes will be effective July 1, 2023. We do not anticipate a material impact on our results of operations or cash flows with the transition to SOFR in our variable rate debt, but the impact is still uncertain.

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

During the six months ended June 30, 2023, the interest payments on our variable rate debt increased as a result of the Federal Reserve’s increase in interest rates that started in 2022. Our interest payments on our variable rate debt will continue to increase in the second half of 2023 if the Federal Reserve continues to raise interest rates. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” in our 2022 Annual Report for further discussion of our interest rate risk.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended June 30, 2023, our non-GAAP pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $1,414.6 million, which included annualized savings expected from cost reduction initiatives of $119.3 million so that the impact of cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities as of June 30, 2023.

Cash and cash equivalents increased during the six months ended June 30, 2023 primarily driven by cash generated by operating activities of $90.7 million and proceeds from the sale of property, plant and equipment of $41.6 million, partially offset by cash paid for debt repurchases of $75.0 million and capital expenditures of $35.2 million. The proceeds on the sale of property, plant and equipment primarily relate to the sale of an international manufacturing facility that was closed as part of CommScope NEXT. As of June 30, 2023, approximately 49% of our cash and cash equivalents were held outside the U.S.

Working capital, excluding cash and cash equivalents and the current portion of long-term debt, increased during the six months ended June 30, 2023 primarily due to reductions in current liabilities with unfavorable operating performance driving lower accounts payable. Accrued liabilities also decreased due to the pay out of our 2022 variable incentive compensation. These impacts were offset by lower accounts receivable, again due to unfavorable operating performance with lower net sales in the second quarter of 2023 compared to the fourth quarter of 2022. During the six months ended June 30, 2023, we sold accounts receivable under customer-sponsored supplier financing agreements. This had an impact of approximately $42 million on working capital, excluding cash and cash equivalents and the current portion of long-term debt, as of June 30, 2023. Under these agreements, we are able to sell certain accounts receivable to a bank, and we retain no interest in and have no servicing responsibilities for the accounts receivable sold. The net reduction in total capitalization during the six months ended June 30, 2023 reflected the net loss for the period.

Cash Flow Overview

	Six Months Ended
	June 30,		$	%
	2023	2022	Change	Change
	(dollars in millions)
Net cash generated by (used in) operating activities	$90.7	$(109.1)	$199.8	NM
Net cash generated by (used in) investing activities	26.9	(39.2)	66.1	NM
Net cash generated by (used in) financing activities	(97.8)	21.4	(119.2)	(557.0)%

NM – Not meaningful

Operating Activities

	Six Months Ended
	June 30,
	2023	2022
	(in millions)
Net loss	$(97.0)	$(200.9)
Adjustments to reconcile net loss to net cash generated by (used in) operating activities:
Depreciation and amortization	303.5	356.3
Equity-based compensation	24.2	28.9
Deferred income taxes	(61.9)	(26.2)
Changes in assets and liabilities:
Accounts receivable	174.4	(86.4)
Inventories	135.6	(151.4)
Prepaid expenses and other assets	16.3	2.1
Accounts payable and other liabilities	(411.2)	(28.8)
Other	6.8	(2.7)
Net cash generated by (used in) operating activities	$90.7	$(109.1)

During the six months ended June 30, 2023, the increase in cash generated by operating activities compared to the prior year period was primarily driven by reduced inventory purchases, cost saving initiatives and lower tax payments, partially offset by higher interest payments.

Investing Activities

	Six Months Ended
	June 30,
	2023	2022
	(in millions)
Additions to property, plant and equipment	$(35.2)	$(55.1)
Proceeds from sale of property, plant and equipment	41.6	—
Other	20.5	15.9
Net cash generated by (used in) investing activities	$26.9	$(39.2)

During the six months ended June 30, 2023, the increase in cash generated by investing activities compared to the prior year period was primarily driven by proceeds from the sale of property, plant and equipment of $41.6 million and a $19.9 decrease in capital expenditures. The current period proceeds on the sale of property, plant and equipment primarily relate to the sale of an international manufacturing facility that was closed as part of CommScope NEXT. Cash generated by investing activities were favorably impacted in the current year period by proceeds of $11.2 million related to the sale of an equity investment and proceeds of $9.3 million on the sale of certain nonfinancial assets. Cash used in investing activities in the prior year period was impacted favorably by proceeds of $6.9 million related to the sale of an equity method investment, a return of $4.5 million on equity method investments and proceeds of $4.5 million on the sale of certain nonfinancial assets.

Financing Activities

	Six Months Ended
	June 30,
	2023	2022
	(in millions)
Long-term debt repaid	$(16.0)	$(176.0)
Long-term debt repurchases	(75.0)	—
Long-term debt proceeds	—	210.0
Tax withholding payments for vested equity-based compensation awards	(8.9)	(14.0)
Other	2.1	1.4
Net cash generated by (used in) financing activities	$(97.8)	$21.4

During the six months ended June 30, 2023, we repurchased $56.9 million aggregate principal amount of our 2027 Senior Notes, $3.1 million aggregate principal amount of our 2028 Senior Notes and $25.4 million aggregate principal amount of our 2025 Senior Notes, for total cash consideration paid of $75.0 million. During the six months ended June 30, 2023, we also paid two quarterly scheduled amortization payments totaling $16.0 million on the 2026 Term Loan. We did not borrow under our senior secured asset-based revolving credit facility (Revolving Credit Facility) during the six months ended June 30, 2023. As of June 30, 2023, we had no outstanding borrowings under the Revolving Credit Facility and the remaining availability was $859.0 million, reflecting a borrowing base subject to maximum capacity of $953.9 million reduced by $94.9 million of letters of credit issued under the Revolving Credit Facility.

During the six months ended June 30, 2022, we borrowed $210.0 million and repaid $160.0 million under the Revolving Credit Facility. We also paid two quarterly scheduled amortization payments totaling $16.0 million on the 2026 Term Loan during the six months ended June 30, 2022.

During the six months ended June 30, 2023, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $8.9 million compared to $14.0 million in the prior year period.

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

We also believe presenting these non-GAAP results for the twelve months ended June 30, 2023 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the six months ended June 30, 2022 from the data for the year ended December 31, 2022 and then adding the data for the six months ended June 30, 2023.

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

Consolidated

	Three Months		Six Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	June 30,		June 30,		December 31,	June 30,
	2023	2022	2023	2022	2022	2023
	(in millions)
Net loss	$(100.4)	$(61.0)	$(97.0)	$(200.9)	$(1,286.9)	$(1,183.0)
Income tax expense (benefit)	8.4	(14.5)	0.6	16.4	(13.1)	(28.9)
Interest income	(1.9)	(0.5)	(4.4)	(1.2)	(2.8)	(6.0)
Interest expense	168.5	140.1	333.6	276.6	588.9	645.9
Other (income) expense, net	(2.4)	(1.0)	(8.1)	(1.0)	0.1	(7.0)
Operating income (loss)	72.2	63.1	224.7	89.9	(713.8)	(579.0)
Adjustments:
Amortization of purchased intangible assets	101.4	139.0	227.8	279.7	543.0	491.1
Restructuring costs, net	35.5	38.5	31.4	50.6	62.9	43.7
Equity-based compensation	10.7	12.3	24.2	28.9	61.1	56.4
Asset impairments	—	—	—	—	1,119.6	1,119.6
Transaction, transformation and integration costs (1)	6.5	14.9	9.1	30.5	38.2	16.8
Acquisition accounting adjustments (2)	0.5	1.8	1.3	3.6	7.3	5.0
Patent claims and litigation settlements	—	1.0	(11.0)	2.2	28.5	15.3
Reserve (recovery) of Russian accounts receivable	(2.0)	(1.7)	(2.0)	3.8	2.7	(3.1)
Cyber incident costs (3)	4.1	—	4.1	—	—	4.1
Depreciation	30.6	30.7	61.9	63.7	127.2	125.4
Non-GAAP adjusted EBITDA	$259.5	$299.6	$571.5	$552.9	$1,276.7	$1,295.3

(1)
In 2023, primarily reflects transaction costs related to certain CommScope NEXT initiatives. In 2022, primarily reflects transformation costs related to CommScope NEXT and integration costs related to the ARRIS acquisition.
(2)
In 2023 and 2022, reflects ARRIS acquisition accounting adjustments related to reducing deferred revenue to its estimated fair value.
(3)
In 2023, primarily reflects costs of the identification, investigation, defense and recovery efforts related to a cyber incident that occurred in late Q1 2023.

Reconciliation of Segment Adjusted EBITDA

Segment adjusted EBITDA is provided as a performance measure in Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. Below we reconcile segment adjusted EBITDA for each segment individually to operating income (loss) for that segment to supplement the reconciliation of the total segment adjusted EBITDA to consolidated operating income (loss) in Note 7.

Connectivity and Cable Solutions Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating income	$28.9	$111.7	$152.9	$149.0
Adjustments:
Amortization of purchased intangible assets	18.9	27.4	37.9	56.8
Restructuring costs (credits), net	13.2	10.3	(1.9)	13.2
Equity-based compensation	3.4	3.0	7.4	7.0
Transaction, transformation and integration costs	0.4	3.5	0.5	7.8
Patent claims and litigation settlements	—	—	—	1.6
Reserve (recovery) of Russian accounts receivable	(2.0)	(1.2)	(2.0)	3.7
Cyber incident costs	1.7	—	1.7	—
Depreciation	15.1	14.3	30.6	28.4
Adjusted EBITDA	$79.6	$169.0	$227.2	$267.5

Outdoor Wireless Networks Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating income	$27.4	$43.5	$76.6	$96.4
Adjustments:
Amortization of purchased intangible assets	5.0	8.2	10.5	16.3
Restructuring costs, net	3.8	17.3	3.9	19.5
Equity-based compensation	1.4	1.4	3.0	3.4
Transaction, transformation and integration costs	0.2	1.5	0.2	3.3
Recovery of Russian accounts receivable	—	(0.1)	—	—
Cyber incident costs	0.7	—	0.7	—
Depreciation	3.3	3.6	6.5	7.4
Adjusted EBITDA	$41.7	$75.3	$101.3	$146.3

Networking Intelligent Cellular and Security Solutions Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating income (loss)	$44.7	$(43.7)	$79.6	$(86.7)
Adjustments:
Amortization of purchased intangible assets	14.3	15.2	28.6	30.7
Restructuring costs, net	9.0	5.8	11.0	9.4
Equity-based compensation	2.4	2.7	5.5	6.3
Transaction, transformation and integration costs	0.4	1.0	0.5	2.2
Acquisition accounting adjustments	0.3	0.5	0.7	1.1
Reserve (recovery) of Russian accounts receivable	—	(0.3)	—	0.1
Cyber incident costs	0.5	—	0.5	—
Depreciation	3.3	3.5	6.6	7.9
Adjusted EBITDA	$74.9	$(15.3)	$132.9	$(29.1)

Access Network Solutions Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating income (loss)	$9.0	$(25.7)	$(12.9)	$(32.3)
Adjustments:
Amortization of purchased intangible assets	37.4	62.0	99.1	123.8
Restructuring costs, net	9.3	4.8	10.7	7.4
Equity-based compensation	2.5	3.2	5.6	7.3
Transaction, transformation and integration costs	1.7	7.4	1.8	12.9
Acquisition accounting adjustments	—	0.8	0.1	1.7
Cyber incident costs	0.7	—	0.7	—
Depreciation	5.6	5.4	11.3	11.3
Adjusted EBITDA	$66.3	$57.8	$116.4	$132.1

Home Networks Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating loss	$(37.8)	$(22.7)	$(71.5)	$(36.5)
Adjustments:
Amortization of purchased intangible assets	25.8	26.2	51.7	52.2
Restructuring costs, net	0.2	0.3	7.7	1.1
Equity-based compensation	1.1	2.0	2.7	4.9
Transaction, transformation and integration costs	3.7	1.6	6.1	4.3
Acquisition accounting adjustments	0.3	0.4	0.6	0.9
Patent claims and litigation settlements	—	1.0	(11.0)	0.7
Cyber incident costs	0.5	—	0.5	—
Depreciation	3.3	3.9	6.9	8.7
Adjusted EBITDA	$(3.0)	$12.8	$(6.3)	$36.1

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

These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our dependence on customers’ capital spending on data, communication and entertainment equipment, which could be negatively impacted by a regional or global economic downturn, among other factors; the potential impact of higher than normal inflation; concentration of sales among a limited number of customers and channel partners; risks associated with our sales through channel partners; changes to the regulatory environment in which we and our customers operate; changes in technology; industry competition and the ability to retain customers through product innovation, introduction, and marketing; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing and timing of delivery of products to customers; risks related to our ability to implement price increases on our products and services; risks associated with our dependence on a limited number of key suppliers for certain raw materials and components; risks related to the successful execution of CommScope NEXT; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities or those of our contract manufacturers that may affect our ability to meet customer demands for products; possible future restructuring actions; the risk that our manufacturing operations, including our contract manufacturers on which we rely, encounter capacity, production, quality, financial or other difficulties causing difficulty in meeting customer demands; substantial indebtedness and restrictive debt covenants; our ability to incur additional indebtedness and increases in interest rates; our ability to generate cash to service our indebtedness; the potential separation, divestiture or discontinuance of a business or product line, including uncertainty regarding the timing of the separation, achievement of the expected benefits and the potential disruption to the business; our ability to integrate and fully realize anticipated benefits from prior or future divestitures, acquisitions or equity investments; possible future impairment charges for fixed or intangible assets, including goodwill; our ability to attract and retain qualified key employees; labor unrest; product quality or performance issues, including those associated with our suppliers or contract manufacturers, and associated warranty claims; our ability to maintain effective management information technology systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches, ransomware or computer viruses; the use of open standards; the long-term impact of climate change; significant international operations exposing us to economic risks like variability in foreign exchange rates and inflation, as well as political and other risks, including the impact of wars, regional conflicts and terrorism; our ability to comply with governmental anti-corruption laws and regulations worldwide; the impact of export and import controls and sanctions worldwide on our supply chain and ability to compete in international markets; changes in the laws and policies in the United States affecting trade, including the risk and uncertainty related to tariffs or potential trade wars and potential changes to laws and policies, that may impact our products; cost of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign social and environmental laws; the impact of litigation and similar regulatory proceedings in which we are involved or may become involved, including the costs of such litigation; the scope, duration and impact of disease outbreaks and pandemics, such as COVID-19, on our business, including employees, sites, operations, customers, supply chain logistics and the global economy; our stock price volatility; income tax rate variability and ability to recover amounts recorded as deferred tax assets; and other factors beyond our control. These and other factors are discussed in greater detail in our 2022 Annual Report on Form 10-K and may be updated from time to time in our annual reports, quarterly reports, current reports and other filings we make with the Securities and Exchange Commission. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

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

Changes in Internal Control Over Financial Reporting

Reference should be made to our 2022 Annual Report for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain intellectual property claims and also periodically receives notices asserting that its products infringe on another party’s patents and other intellectual property rights. These claims and assertions, whether against the Company directly or against its customers, could require the Company to pay damages or royalties, stop offering the relevant products and/or cease other activities. The Company may also be called upon to defend and indemnify certain customers for costs related to products sold to such customers. The outcome of these claims and notices is uncertain, and a reasonable estimate of the loss from unfavorable outcomes in certain of these matters either cannot be determined or is estimated at the minimum amount of a range of estimates. The actual loss, through settlement or trial, could be material and may vary significantly from the Company's estimates. From time to time, the Company may also be involved as a plaintiff in certain intellectual property claims. Gain contingencies, if any, are recognized when they are realized.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	2,175	$6.30	—	$—
May 1, 2023 - May 31, 2023	6,094	$4.79	—	$—
June 1, 2023 - June 30, 2023	907,127	$4.20	—	$—
Total	915,396	$4.21	—

(1) The shares purchased were withheld to satisfy the withholding tax obligations related to restricted stock units and performance share units that vested during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

Our officers and directors did not enter into, modify or terminate any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2023.

ITEM 6. EXHIBITS

10.1 **

Amendment No. 2 to Credit Agreement, dated as of June 8, 2023, by and among CommScope, Inc., CommScope Holding Company, Inc., the subsidiary guarantors and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

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

COMMSCOPE HOLDING COMPANY, INC.

August 2, 2023	/s/ Kyle D. Lorentzen
Date	Kyle D. Lorentzen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)