Form 10-Q
period 2023-09-30
CommScope Holding Company, Inc.
filed 2023-11-09
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-36146

CommScope Holding Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-4332098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3642 E. US Highway 70

Claremont, North Carolina

(Address of principal executive offices)

28610

(Zip Code)

(828) 459-5000

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

As of October 26, 2023, there were 212,058,471 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

September 30, 2023

PART 1 – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited – In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$1,599.5	$2,381.4	$5,519.4	$6,910.2
Cost of sales	1,053.3	1,645.1	3,664.3	4,854.4
Gross profit	546.2	736.3	1,855.1	2,055.8
Operating expenses:
Selling, general and administrative	229.7	281.7	748.1	844.9
Research and development	125.5	161.9	432.1	498.0
Amortization of purchased intangible assets	101.3	134.6	329.1	414.3
Restructuring costs, net	20.4	2.5	51.8	53.1
Asset impairments	895.1	—	895.1	—
Total operating expenses	1,372.0	580.7	2,456.2	1,810.3
Operating income (loss)	(825.8)	155.6	(601.1)	245.5
Other income, net	6.4	5.4	14.5	6.4
Interest expense	(171.3)	(150.9)	(504.9)	(427.5)
Interest income	3.4	0.6	7.8	1.8
Income (loss) before income taxes	(987.3)	10.7	(1,083.7)	(173.8)
Income tax (expense) benefit	158.6	12.2	158.0	(4.2)
Net income (loss)	(828.7)	22.9	(925.7)	(178.0)
Series A convertible preferred stock dividends	(15.5)	(14.9)	(45.9)	(44.1)
Net income (loss) attributable to common stockholders	$(844.2)	$8.0	$(971.6)	$(222.1)

Earnings (loss) per share:
Basic	$(3.98)	$0.04	$(4.62)	$(1.07)
Diluted	$(3.98)	$0.04	$(4.62)	$(1.07)

Weighted average shares outstanding:
Basic	211.9	208.2	210.4	207.1
Diluted	211.9	211.3	210.4	207.1

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited – In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Comprehensive loss:
Net income (loss)	$(828.7)	$22.9	$(925.7)	$(178.0)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(45.1)	(94.5)	(24.4)	(204.9)
Pension and other postretirement benefit activity	0.1	—	—	(1.3)
Gain on hedging instruments	3.8	3.7	3.3	15.5
Total other comprehensive loss, net of tax	(41.2)	(90.8)	(21.1)	(190.7)
Total comprehensive loss	$(869.9)	$(67.9)	$(946.8)	$(368.7)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	Unaudited September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$518.9	$398.1
Accounts receivable, net of allowance for doubtful accounts of $66.3 and $82.8, respectively	1,144.5	1,523.6
Inventories, net	1,364.6	1,588.1
Prepaid expenses and other current assets	186.7	216.4
Total current assets	3,214.7	3,726.2
Property, plant and equipment, net of accumulated depreciation of $918.6 and $873.5, respectively	539.1	609.6
Goodwill	3,635.7	4,072.4
Other intangible assets, net	1,673.2	2,473.5
Other noncurrent assets	1,002.9	803.7
Total assets	$10,065.6	$11,685.4
Liabilities and Stockholders' Deficit
Accounts payable	$795.3	$1,025.5
Accrued and other liabilities	719.2	1,050.0
Current portion of long-term debt	32.0	32.0
Total current liabilities	1,546.5	2,107.5
Long-term debt	9,353.3	9,469.6
Deferred income taxes	105.2	173.4
Other noncurrent liabilities	404.4	380.6
Total liabilities	11,409.4	12,131.1
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,146.3	1,100.3
Stockholders' deficit:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,146,324 and 1,100,310, respectively, Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 211,918,754 and 208,371,426, respectively	2.3	2.2
Additional paid-in capital	2,554.4	2,542.9
Accumulated deficit	(4,427.9)	(3,502.2)
Accumulated other comprehensive loss	(317.4)	(296.3)
Treasury stock, at cost: 14,345,829 shares and 12,726,695 shares, respectively	(301.5)	(292.6)
Total stockholders' deficit	(2,490.1)	(1,546.0)
Total liabilities and stockholders' deficit	$10,065.6	$11,685.4

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited – In millions)

	Nine Months Ended
	September 30,
	2023	2022
Operating Activities:
Net loss	$(925.7)	$(178.0)
Adjustments to reconcile net loss to net cash generated by (used in) operating activities:
Depreciation and amortization	442.2	529.1
Equity-based compensation	35.5	45.3
Deferred income taxes	(249.9)	(75.2)
Asset impairments	895.1	—
Changes in assets and liabilities:
Accounts receivable	375.0	(191.0)
Inventories	218.0	(153.3)
Prepaid expenses and other assets	13.2	(4.7)
Accounts payable and other liabilities	(524.8)	(154.8)
Other	(49.1)	(14.1)
Net cash generated by (used in) operating activities	229.5	(196.7)
Investing Activities:
Additions to property, plant and equipment	(43.9)	(78.7)
Proceeds from sale of property, plant and equipment	41.8	0.1
Other	20.4	16.0
Net cash generated by (used in) investing activities	18.3	(62.6)
Financing Activities:
Long-term debt repaid	(24.0)	(252.0)
Long-term debt repurchases	(92.1)	—
Long-term debt proceeds	—	333.0
Dividends paid on Series A convertible preferred stock	—	(14.9)
Proceeds from the issuance of common shares under equity-based compensation plans	—	0.1
Tax withholding payments for vested equity-based compensation awards	(8.9)	(14.0)
Other	2.1	2.2
Net cash generated by (used in) financing activities	(122.9)	54.4
Effect of exchange rate changes on cash and cash equivalents	(4.1)	(9.9)
Change in cash and cash equivalents	120.8	(214.8)
Cash and cash equivalents at beginning of period	398.1	360.3
Cash and cash equivalents at end of period	$518.9	$145.5

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited – In millions, except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Number of common shares outstanding:
Balance at beginning of period	211,912,464	208,162,986	208,371,426	204,567,294
Issuance of shares under equity-based compensation plans	9,362	46,467	5,166,462	5,305,926
Shares surrendered under equity-based compensation plans	(3,072)	(11,210)	(1,619,134)	(1,674,977)
Balance at end of period	211,918,754	208,198,243	211,918,754	208,198,243
Common stock:
Balance at beginning of period	$2.3	$2.2	$2.2	$2.2
Issuance of shares under equity-based compensation plans	—	—	0.1	—
Balance at end of period	$2.3	$2.2	$2.3	$2.2
Additional paid-in capital:
Balance at beginning of period	$2,558.7	$2,540.4	$2,542.9	$2,540.7
Issuance of shares under equity-based compensation plans	—	0.1	—	0.1
Equity-based compensation	11.3	16.4	35.5	45.3
Dividends on Series A convertible preferred stock	(15.5)	(14.9)	(45.9)	(44.1)
Other	(0.1)	—	21.9	—
Balance at end of period	$2,554.4	$2,542.0	$2,554.4	$2,542.0
Accumulated deficit:
Balance at beginning of period	$(3,599.2)	$(2,416.2)	$(3,502.2)	$(2,215.3)
Net income (loss)	(828.7)	22.9	(925.7)	(178.0)
Balance at end of period	$(4,427.9)	$(2,393.3)	$(4,427.9)	$(2,393.3)
Accumulated other comprehensive loss:
Balance at beginning of period	$(276.2)	$(306.3)	$(296.3)	$(206.4)
Other comprehensive loss, net of tax	(41.2)	(90.8)	(21.1)	(190.7)
Balance at end of period	$(317.4)	$(397.1)	$(317.4)	$(397.1)
Treasury stock, at cost:
Balance at beginning of period	$(301.5)	$(291.7)	$(292.6)	$(277.8)
Net shares surrendered under equity-based compensation plans	—	(0.1)	(8.9)	(14.0)
Balance at end of period	$(301.5)	$(291.8)	$(301.5)	$(291.8)
Total stockholders' deficit	$(2,490.1)	$(538.0)	$(2,490.1)	$(538.0)

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2022 Annual Report. There were no material changes in the Company’s significant accounting policies during the three or nine months ended September 30, 2023.

Concentrations of Risk and Related Party Transactions

No direct customer accounted for 10% or more of the Company’s total net sales during the three or nine months ended September 30, 2023. Net sales to Comcast Corporation and affiliates (Comcast) accounted for 11% of the Company's total net sales during the three months ended September 30, 2022. No direct customer accounted for 10% or more of the Company’s total net sales during the nine months ended September 30, 2022. Accounts receivable from Charter Communications, Inc. (Charter) represented approximately 10% of accounts receivable as of September 30, 2023. Other than Charter, no direct customer accounted for 10% or more of the Company’s accounts receivable.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

As of September 30, 2023, funds affiliated with Carlyle Partners VII S1 Holdings, L.P. (Carlyle) owned 100% of the Series A convertible preferred stock (the Convertible Preferred Stock), which was sold to Carlyle to fund a portion of the acquisition of ARRIS International plc (ARRIS) in 2019. See Note 9 for further discussion of the Convertible Preferred Stock. Other than transactions related to the Convertible Preferred Stock, there were no material related party transactions for the three or nine months ended September 30, 2023.

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

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product warranty accrual, beginning of period	$50.5	$60.9	$55.0	$66.8
Provision for warranty claims	3.5	5.8	17.5	18.0
Warranty claims paid	(10.1)	(9.3)	(28.8)	(27.0)
Foreign exchange	(0.1)	(0.4)	0.1	(0.8)
Product warranty accrual, end of period	$43.8	$57.0	$43.8	$57.0

Third-Party Guarantees

The Company was contingently liable under open standby letters of credit issued by its banks to support performance obligations of a third-party contractor that totaled $44.0 million as of September 30, 2023. These amounts represent an estimate of the maximum amounts the Company would expect to incur upon the contractual non-performance of the third-party contractor, but the Company also has cross-indemnities in place that may enable it to recover amounts in the event of non-performance by the third-party contractor. The Company believes the likelihood of having to perform under these guarantees is remote. There were no material amounts recorded in the condensed consolidated financial statements related to third-party guarantee agreements for the three or nine months ended September 30, 2023 or 2022 or as of September 30, 2023 or December 31, 2022. As of September 30, 2023, these instruments reduced the available borrowings under the senior secured asset-based revolving credit facility (the Revolving Credit Facility).

Non-cancellable Purchase Obligations

In July 2023, the Company entered into a long-term supply contract with a third party to secure the supply of certain raw materials. Under the terms of the contract, the Company will make advance payments through 2026 totaling $120.0 million (undiscounted) and based on meeting certain minimum purchase requirements through 2031, such advance payments will be credited and applied to future orders on a quarterly basis beginning in 2027 through 2031. The advance payments are capitalized as other noncurrent assets in the Condensed Consolidated Balance Sheets. The Company has committed to purchases of raw materials under this agreement beginning in 2023 and growing to a level of approximately $137 million per year by 2026 and continuing through 2032.

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

The Company had liabilities of $25.4 million and $37.1 million as of September 30, 2023 and December 31, 2022, respectively, recorded in accrued and other liabilities and noncurrent liabilities on the Condensed Consolidated Balance Sheets related to certain intellectual property assertions that have been settled or are in the process of settlement. For the three and nine months ended September 30, 2023, the Company recorded a $3.5 million gain related to the settlement of an intellectual property claim, and for the nine months ended September 30, 2023, the Company also released $11.0 million in accrued liabilities related to an intellectual property claim that was settled at an amount that was lower than estimated. Charges related to intellectual property assertions were not material for the three or nine months ended September 30, 2023 or 2022. The Company received $3.5 million during the three and nine months ended September 30, 2023 and paid $2.0 million during the nine months ended September 30, 2023 to settle intellectual property claims and assertions. The Company paid $11.2 million and $21.0 million during the three and nine months ended September 30, 2022, respectively, to settle intellectual property claims and assertions.

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

Derivative Instruments and Hedging Activities

The Company has utilized a hedging strategy to mitigate a portion of the exposure to changes in cash flows resulting from variable interest rates on the senior secured term loan due 2026 (2026 Term Loan). In conjunction with the amendment to its 2026 Term Loan due to reference rate reform, on June 28, 2023, the Company settled its cash flow hedges with a notional value of $300.0 million and received cash of $6.8 million which is included within operating cash flow activity in accordance with the Company's accounting policy. The cash flow hedges were derecognized, and the gain of $6.1 million remaining as a component of accumulated comprehensive loss in the Condensed Consolidated Balance Sheets will continue to be reclassified to earnings through interest expense as the interest payments are made on the 2026 Term Loan unless the forecasted hedged transaction becomes probable of not occurring. See Note 5 for further discussion of the amendment to the 2026 Term Loan.

Following the amendment to the 2026 Term Loan and settlement of the cash flow hedges noted above, during the three months ended September 30, 2023, the Company reenacted its hedging strategy to mitigate the interest rate risk from its variable rate debt, initially associated with its amended 2026 Term Loan and extending to future borrowings or debt issued, to fix a portion of the future interest cash flows by designating qualifying receive-variable and pay-fixed interest rate swaps as a cash flow hedge for accounting and financial reporting purposes. The total notional amount of the interest rate swap derivatives as of September 30, 2023 was $700.0 million with outstanding maturities up to thirty-six months.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Asset Impairments

Goodwill

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. See Notes 2 and 6 for discussion of goodwill impairment tests and charges during the three and nine months ended September 30, 2023. There were no goodwill impairments identified during the three or nine months ended September 30, 2022.

Considering the low headroom going forward for each of the Access Network Solutions (ANS) and Building and Data Center Connectivity (BDCC) reporting units, there is a risk for future impairment in the event of declines in general economic, market or business conditions or any significant unfavorable change in the forecasted cash flows, weighted average cost of capital or growth rates. If current and long-term projections for the ANS and BDCC reporting units are not realized or decrease materially, the Company may be required to recognize additional goodwill impairment charges, and these charges could be material to the Company's results of operations.

Long-lived Assets

Long-lived assets, which include property, plant and equipment, intangible assets with finite lives and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. See Notes 2 and 6 for discussion of definite-lived intangible asset impairment tests and charges during the three and nine months ended September 30, 2023. There were no additional definite-lived intangible or other long-lived asset impairments identified during the three or nine months ended September 30, 2023 or 2022, other than certain assets impaired as a result of restructuring actions.

Income Taxes

For the three and nine months ended September 30, 2023, the Company recognized an income tax benefit of $158.6 million on a pretax loss of $987.3 million and an income tax benefit of $158.0 million on a pretax loss of $1,083.7 million, respectively. The Company’s tax benefit was less than the statutory rate of 21% for the three and nine months ended September 30, 2023 primarily due to the unfavorable impact related to a goodwill impairment charge of $425.9 million for which minimal tax benefits were recorded. The Company's tax benefit was favorably impacted by $4.1 million related to tax law changes for the three and nine months ended September 30, 2023. In addition to the unfavorable impact of the goodwill impairment charge mentioned above, for the nine months ended September 30, 2023, the Company's tax benefit was also unfavorably impacted by excess tax costs of $7.1 million related to equity compensation awards but favorably impacted by $9.6 million related to the release of various uncertain tax positions.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

For the three and nine months ended September 30, 2023, 18.9 million and 17.2 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. Of those amounts, for the three and nine months ended September 30, 2023, 0.6 million and 2.0 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss attributable to common stockholders position. For the three and nine months ended September 30, 2022, 7.7 million and 11.6 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. Of those amounts, for the nine months ended September 30, 2022, 2.6 million shares would have been considered dilutive if the Company had not been in a net loss attributable to common stockholders position.

For the three and nine months ended September 30, 2023, 41.1 million and 40.6 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive. For the three and nine months ended September 30, 2022, 39.5 and 38.9 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive. For the nine months ended September 30, 2022, these shares may have been considered dilutive if the Company had not been in a net loss attributable to common stockholders position.

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(828.7)	$22.9	$(925.7)	$(178.0)
Dividends on Series A convertible preferred stock	(15.5)	(14.9)	(45.9)	(44.1)
Net income (loss) attributable to common stockholders	$(844.2)	$8.0	$(971.6)	$(222.1)

Denominator:
Weighted average common shares outstanding – basic	211.9	208.2	210.4	207.1
Dilutive effect of as-if converted Series A convertible preferred stock	—	—	—	—
Dilutive effect of equity-based awards	—	3.1	—	—
Weighted average common shares outstanding – diluted	211.9	211.3	210.4	207.1

Earnings (loss) per share:
Basic	$(3.98)	$0.04	$(4.62)	$(1.07)
Diluted	$(3.98)	$0.04	$(4.62)	$(1.07)

Recent Accounting Pronouncements

Adopted During the Nine Months Ended September 30, 2023

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

2. GOODWILL AND OTHER INTANGIBLE ASSETS

During the third quarter of 2023, the Company determined there was an indicator of impairment for long-lived assets in the Home Networks (Home) segment. The Company’s assessment utilized a held in use framework, giving consideration to the expectation that, more likely than not, its Home segment (asset group) would be sold before the end of its previously estimated useful life, due to the impending divestiture as further discussed in Note 11. As a result, for the three and nine months ended September 30, 2023, the Company recorded a partial impairment of $469.2 million related to the Home segment's intangible assets in asset impairments in the Condensed Consolidated Statements of Operations. See Note 6 for further discussion of the assumptions used in the valuation.

The following table presents the activity in goodwill by reportable segment:

	December 31, 2022			Activity			September 30, 2023
	Goodwill	Accumulated Impairment Losses	Total	Additions (Deductions)	Impairment	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
CCS	$2,280.9	$(51.5)	$2,229.4	$—	$—	$(6.7)	$2,274.2	$(51.5)	$2,222.7
OWN	660.3	(159.5)	500.8	—	—	(1.5)	658.8	(159.5)	499.3
NICS	649.4	(41.2)	608.2	—	—	(1.3)	648.1	(41.2)	606.9
ANS	1,995.7	(1,261.7)	734.0	—	(425.9)	(1.3)	1,994.4	(1,687.6)	306.8
Home	413.2	(413.2)	—	—	—	—	413.2	(413.2)	—
Total	$5,999.5	$(1,927.1)	$4,072.4	$—	$(425.9)	$(10.8)	$5,988.7	$(2,353.0)	$3,635.7

Primarily due to a sustained decrease in the market value of the Company’s debt and common stock affecting the overall business and changes in expected future cash flows due to reduced earnings forecasts and current macroeconomic conditions, including a rising interest rate environment, during the third quarter of 2023, the Company concluded that a triggering event occurred and performed an interim quantitative goodwill impairment test as of September 30, 2023 for its ANS and BDCC reporting units, which were most sensitive to negative performance and outlook, to compare the fair values of the reporting units to their carrying amounts, including the goodwill.

As a result, for the three and nine months ended September 30, 2023, the Company recorded a goodwill impairment charge of $425.9 million in asset impairments in the Condensed Consolidated Statements of Operations to partially write down the carrying amount of the ANS reporting unit goodwill. There was no impairment identified in the BDCC reporting unit as of September 30, 2023. The BDCC reporting unit is in the CCS reportable segment. See Note 6 for further discussion of the assumptions used in the valuation.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

See Note 7 for the presentation of net sales by segment and geographic region.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Allowance for Doubtful Accounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Allowance for doubtful accounts, beginning of period	$63.0	$61.6	$82.8	$63.7
Provision	4.4	1.4	7.4	2.2
Write-offs	(0.6)	(0.8)	(23.8)	(1.9)
Foreign exchange and other	(0.5)	(1.3)	(0.1)	(3.1)
Allowance for doubtful accounts, end of period	$66.3	$60.9	$66.3	$60.9

During the nine months ended September 30, 2023, the Company wrote off $18.5 million related to an accounts receivable balance that had previously been fully reserved during the year ended December 31, 2022. The balance related to a distributor in the Outdoor Wireless Networks segment.

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers:

Contract Balance Type	Balance Sheet Location	September 30, 2023	December 31, 2022
Unbilled accounts receivable	Accounts receivable, net of allowance for doubtful accounts	$39.5	$35.3

Deferred revenue - current	Accrued and other liabilities	$102.0	$97.9
Deferred revenue - noncurrent	Other noncurrent liabilities	69.8	63.4
Total contract liabilities		$171.8	$161.3

There were no material changes to contract asset balances for the nine months ended September 30, 2023 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2022 to September 30, 2023 was primarily due to upfront support billings to be recognized over the support term. During the three and nine months ended September 30, 2023, the Company recognized $18.6 million and $82.5 million, respectively, of revenue related to contract liabilities recorded as of December 31, 2022.

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	September 30, 2023	December 31, 2022
Accounts receivable - trade	$1,180.0	$1,545.3
Accounts receivable - other	30.8	61.1
Allowance for doubtful accounts	(66.3)	(82.8)
Total accounts receivable, net	$1,144.5	$1,523.6

Inventories

	September 30, 2023	December 31, 2022
Raw materials	$492.3	$535.8
Work in process	176.9	212.7
Finished goods	695.4	839.6
Total inventories, net	$1,364.6	$1,588.1

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accrued and Other Liabilities

	September 30, 2023	December 31, 2022
Compensation and employee benefit liabilities	$191.0	$301.3
Deferred revenue	102.0	97.9
Accrued interest	56.9	118.1
Operating lease liabilities	40.9	47.7
Product warranty accrual	36.1	44.8
Restructuring liabilities	35.2	58.9
Contract manufacturer inventory repurchase obligation	13.5	79.1
Other	243.6	302.2
Total accrued and other liabilities	$719.2	$1,050.0

Operating Lease Information

	Balance Sheet Location	September 30, 2023	December 31, 2022
Right of use assets	Other noncurrent assets	$167.5	$149.0

Lease liabilities - current	Accrued and other liabilities	$40.9	$47.7
Lease liabilities - noncurrent	Other noncurrent liabilities	146.6	123.5
Total lease liabilities		$187.5	$171.2

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Foreign currency translation
Balance at beginning of period	$(249.6)	$(276.2)	$(270.3)	$(165.8)
Other comprehensive loss	(45.1)	(94.5)	(24.4)	(204.9)
Balance at end of period	$(294.7)	$(370.7)	$(294.7)	$(370.7)

Defined benefit plan activity
Balance at beginning of period	$(14.9)	$(14.7)	$(14.8)	$(13.4)
Other comprehensive income (loss)	0.1	—	—	(1.6)
Amounts reclassified from AOCL	—	—	—	0.3
Balance at end of period	$(14.8)	$(14.7)	$(14.8)	$(14.7)

Hedging instruments
Balance at beginning of period	$(11.7)	$(15.4)	$(11.2)	$(27.2)
Other comprehensive income	3.8	3.7	3.3	15.5
Balance at end of period	$(7.9)	$(11.7)	$(7.9)	$(11.7)
Net AOCL at end of period	$(317.4)	$(397.1)	$(317.4)	$(397.1)

Amounts reclassified from net AOCL related to defined benefit plans are recorded in other income, net in the Condensed Consolidated Statements of Operations.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Cash Flow Information

	Nine Months Ended
	September 30,
	2023	2022
Cash paid during the period for:
Income taxes, net of refunds	$85.5	$91.7
Interest	546.6	469.6

5. FINANCING

	September 30, 2023	December 31, 2022
7.125% senior notes due July 2028	$695.7	$700.0
5.00% senior notes due March 2027	750.0	750.0
8.25% senior notes due March 2027	918.6	1,000.0
6.00% senior notes due June 2025	1,274.6	1,300.0
4.75% senior secured notes due September 2029	1,250.0	1,250.0
6.00% senior secured notes due March 2026	1,500.0	1,500.0
Senior secured term loan due April 2026	3,072.0	3,096.0
Senior secured revolving credit facility	—	—
Total principal amount of debt	9,460.9	9,596.0
Less: Original issue discount, net of amortization	(12.7)	(15.9)
Less: Debt issuance costs, net of amortization	(62.9)	(78.5)
Less: Current portion	(32.0)	(32.0)
Total long-term debt	$9,353.3	$9,469.6

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

During the three and nine months ended September 30, 2023, the Company made the quarterly scheduled amortization payments totaling $8.0 million and $24.0 million, respectively, on the 2026 Term Loan. The current portion of long-term debt reflects $32.0 million of repayments due under the 2026 Term Loan.

As of September 30, 2023, the Company did not reflect any portion of the 2026 Term Loan as a current portion of long-term debt related to the potentially required excess cash flow payment because the amount that may be payable in 2024, if any, cannot currently be reliably estimated. There is no excess cash flow payment required in 2023 related to 2022.

During the nine months ended September 30, 2023, the Company did not borrow under the Revolving Credit Facility. As of September 30, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility and had availability of $771.4 million, after giving effect to borrowing base limitations and outstanding letters of credit.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Other Matters

The table below summarizes the debt repurchase activity during the nine months ended September 30, 2023:

	Aggregate Principal Repurchased	Reacquisition Cost
7.125% senior notes due July 2028	$4.3	$3.2
8.25% senior notes due March 2027	81.4	64.6
6.00% senior notes due June 2025	25.4	24.3
Total	$111.1	$92.1

For the three and nine months ended September 30, 2023, the repurchase of debt resulted in gains on the early extinguishment of debt of $8.6 million and $19.0 million, respectively, reflected in other income, net, and the write-off of debt issuance costs of $1.0 million for the nine months ended September 30, 2023 reflected in interest expense, in the Condensed Consolidated Statements of Operations.

The Company’s non-guarantor subsidiaries held $2,834 million, or 28%, of total assets and $799 million, or 7%, of total liabilities as of September 30, 2023 and accounted for $521 million, or 33%, and $1,657 million, or 30%, of net sales for the three and nine months ended September 30, 2023, respectively. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 7.23% and 6.91% as of September 30, 2023 and December 31, 2022, respectively.

6. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate swap contracts and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of September 30, 2023 and December 31, 2022 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts as of September 30, 2023 and December 31, 2022, are as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$2.1	$2.1	$9.9	$9.9	Level 2
Interest rate swap contracts	6.3	6.3	8.6	8.6	Level 2
Liabilities:
7.125% senior notes due 2028	$695.7	$407.0	$700.0	$502.6	Level 2
5.00% senior notes due 2027	750.0	418.1	750.0	513.4	Level 2
8.25% senior notes due 2027	918.6	601.0	1,000.0	780.8	Level 2
6.00% senior notes due 2025	1,274.6	1,194.9	1,300.0	1,183.4	Level 2
4.75% senior secured notes due 2029	1,250.0	909.4	1,250.0	1,000.0	Level 2
6.00% senior secured notes due 2026	1,500.0	1,399.1	1,500.0	1,383.3	Level 2
Senior secured term loan due 2026	3,072.0	2,810.9	3,096.0	2,925.7	Level 2
Foreign currency contracts	14.0	14.0	6.5	6.5	Level 2

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Non-Recurring Fair Value Measurements

In the third quarter of 2023, a goodwill impairment charge of $425.9 million was recorded related to the ANS reporting unit in the ANS segment. The fair value of the reporting unit was determined using a discounted cash flow (DCF) model and a guideline public company approach, with 75% of the value determined using the DCF model and 25% of the value determined using the guideline public company approach. Under the DCF method, the fair value of a reporting unit is based on the present value of estimated future cash flows. Under the guideline public company method, the fair value is based upon market multiples of revenue and earnings derived from publicly-traded companies with similar operating and investment characteristics as the reporting unit. The inputs to both the DCF model and the guideline public company analysis are Level 3 valuation inputs. Changes in any of these inputs, among other factors, could negatively affect the fair value of the ANS reporting unit and result in a material impairment charge in the future.

The Company also recorded a partial impairment of $469.2 million related to the Home segment's intangible assets during the third quarter of 2023. The Company estimated the fair value of the asset group using Company-specific inputs, including estimates of consideration to be received upon the impending divestiture, as well as other market participant assumptions. The determination of the impairment charge was based on Level 3 valuation inputs.

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

The Networking, Intelligent Cellular and Security Solutions (NICS) segment provides wireless networks for enterprises and service providers. Product offerings include indoor and outdoor Wi-Fi and long-term evolution (LTE) access points, access and aggregation switches; an Internet of Things suite; on-premises and cloud-based control and management systems; and software and software-as-a-service applications addressing security, location, reporting and analytics.

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

The following table provides summary financial information by reportable segment:

	September 30, 2023	December 31, 2022
Identifiable segment-related assets:
CCS	$3,790.6	$4,263.8
OWN	1,015.0	1,166.8
NICS	1,373.6	1,338.1
ANS	1,975.9	2,632.6
Home	697.5	1,379.3
Total identifiable segment-related assets	8,852.6	10,780.6
Reconciliation to total assets:
Cash and cash equivalents	518.9	398.1
Deferred income tax assets	694.1	506.7
Total assets	$10,065.6	$11,685.4

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales:
CCS	$632.5	$1,007.7	$2,154.2	$2,832.4
OWN	210.3	382.1	697.5	1,163.1
NICS	289.0	257.9	901.1	651.3
ANS	218.3	342.3	850.5	952.4
Home	249.4	391.4	916.1	1,311.0
Consolidated net sales	$1,599.5	$2,381.4	$5,519.4	$6,910.2

Segment adjusted EBITDA:
CCS	$78.7	$188.2	$305.9	$455.6
OWN	45.3	82.2	146.6	228.6
NICS	63.0	24.7	195.9	(4.4)
ANS	58.5	57.8	174.9	189.9
Home	3.1	(5.3)	(3.1)	30.8
Total segment adjusted EBITDA	248.6	347.6	820.2	900.5
Amortization of intangible assets	(101.3)	(134.6)	(329.1)	(414.3)
Restructuring costs, net	(20.4)	(2.5)	(51.8)	(53.1)
Equity-based compensation	(11.3)	(16.4)	(35.5)	(45.3)
Asset impairments	(895.1)	—	(895.1)	—
Transaction, transformation and integration costs	(16.8)	(5.9)	(25.9)	(36.4)
Acquisition accounting adjustments	(0.6)	(1.8)	(1.9)	(5.4)
Patent claims and litigation settlements	3.5	(0.1)	14.5	(2.3)
Recovery (reserve) of Russian accounts receivable	—	1.1	2.0	(2.7)
Cyber incident costs	(1.7)	—	(5.8)	—
Depreciation	(30.7)	(31.8)	(92.7)	(95.5)
Consolidated operating income (loss)	$(825.8)	$155.6	$(601.1)	$245.5

Depreciation expense:
CCS	$15.6	$14.8	$46.2	$43.2
OWN	3.1	3.5	9.6	10.9
NICS	3.3	3.6	10.0	11.5
ANS	5.3	5.7	16.6	17.0
Home	3.4	4.2	10.3	12.9
Consolidated depreciation expense	$30.7	$31.8	$92.7	$95.5

Additions to property, plant and equipment:
CCS	$4.5	$16.2	$23.8	$51.8
OWN	0.6	2.1	3.2	7.3
NICS	1.2	1.7	3.6	5.4
ANS	1.4	2.2	9.2	8.7
Home	1.0	1.4	4.1	5.5
Consolidated additions to property, plant and equipment	$8.7	$23.6	$43.9	$78.7

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 40.1% and 38.7% of total net sales for the three and nine months ended September 30, 2023, respectively, compared to 37.2% and 38.3% of total net sales for the three and nine months ended September 30, 2022, respectively. Sales by geographic region, based on the destination of product shipments or service provided, were as follows:

	Three Months Ended September 30, 2023
	CCS	OWN	NICS	ANS	Home	Total
Geographic Region:
United States	$385.5	$126.2	$180.9	$172.9	$91.9	$957.4
Europe, Middle East and Africa	100.6	52.4	73.0	15.2	56.6	297.8
Asia Pacific	99.4	24.2	25.0	6.1	17.5	172.2
Caribbean and Latin America	34.2	5.3	2.7	13.4	19.3	74.9
Canada	12.8	2.2	7.4	10.7	64.1	97.2
Consolidated net sales	$632.5	$210.3	$289.0	$218.3	$249.4	$1,599.5

	Three Months Ended September 30, 2022
	CCS	OWN	NICS	ANS	Home	Total
Geographic Region:
United States	$678.6	$277.0	$146.7	$235.1	$157.7	$1,495.1
Europe, Middle East and Africa	153.5	52.7	68.7	29.9	91.2	396.0
Asia Pacific	102.3	36.4	30.7	19.0	22.5	210.9
Caribbean and Latin America	44.8	8.8	6.3	44.1	44.6	148.6
Canada	28.5	7.2	5.5	14.2	75.4	130.8
Consolidated net sales	$1,007.7	$382.1	$257.9	$342.3	$391.4	$2,381.4

	Nine Months Ended September 30, 2023
	CCS	OWN	NICS	ANS	Home	Total
Geographic Region:
United States	$1,394.8	$450.4	$532.8	$631.8	$371.0	$3,380.8
Europe, Middle East and Africa	317.9	159.5	233.9	77.0	205.8	994.1
Asia Pacific	286.8	67.9	100.5	17.2	53.7	526.1
Caribbean and Latin America	112.4	12.9	17.6	81.3	86.8	311.0
Canada	42.3	6.8	16.3	43.2	198.8	307.4
Consolidated net sales	$2,154.2	$697.5	$901.1	$850.5	$916.1	$5,519.4

	Nine Months Ended September 30, 2022
	CCS	OWN	NICS	ANS	Home	Total
Geographic Region:
United States	$1,858.5	$840.1	$372.9	$630.0	$565.0	$4,266.5
Europe, Middle East and Africa	430.5	172.2	171.4	88.3	318.4	1,180.8
Asia Pacific	330.6	94.8	81.8	64.6	65.6	637.4
Caribbean and Latin America	138.7	25.3	15.6	131.0	150.7	461.3
Canada	74.1	30.7	9.6	38.5	211.3	364.2
Consolidated net sales	$2,832.4	$1,163.1	$651.3	$952.4	$1,311.0	$6,910.2

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company’s net pretax restructuring activity included in restructuring costs, net on the Condensed Consolidated Statements of Operations, by segment, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
CCS	$16.2	$0.7	$14.2	$14.1
OWN	1.3	1.1	5.2	20.6
NICS	(1.0)	0.4	10.0	9.8
ANS	2.8	0.2	13.6	7.5
Home	1.1	0.1	8.8	1.1
Total	$20.4	$2.5	$51.8	$53.1

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	September 30, 2023	December 31, 2022
Accrued and other liabilities	$35.2	$58.9
Other noncurrent liabilities	0.1	0.5
Total restructuring liabilities	$35.3	$59.4

CommScope NEXT Restructuring Actions

In the first quarter of 2021, the Company announced and began implementing a business transformation initiative called CommScope NEXT. This ongoing initiative is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. The activity within the liability established for CommScope NEXT restructuring actions was as follows:

	Employee-Related Costs	Other	Total
Balance at June 30, 2023	$56.8	$—	$56.8
Additional expense, net	19.0	1.6	20.6
Cash paid	(40.1)	—	(40.1)
Foreign exchange and other non-cash items	(0.8)	(1.6)	(2.4)
Balance at September 30, 2023	$34.9	$—	$34.9

Balance at December 31, 2022	$58.7	$—	$58.7
Additional expense (reversals), net	66.2	(14.0)	52.2
Cash received (paid)	(89.9)	38.6	(51.3)
Foreign exchange and other non-cash items	(0.1)	(24.6)	(24.7)
Balance at September 30, 2023	$34.9	$—	$34.9

CommScope NEXT actions to date have included the closure of an international manufacturing facility, as well as headcount reductions in other manufacturing locations and engineering, marketing, sales and administrative functions and asset impairments associated with restructuring related actions. During the three months ended September 30, 2023, additional expenses were recorded for severance and other costs, which included an asset impairment for certain leased real estate. During the first quarter of 2023, the Company completed the sale of an international manufacturing facility which is reflected in the nine months ended September 30, 2023. The Company recorded net proceeds of $38.4 million related to the sale, resulting in a gain on the sale of $20.2 million that was partially offset by severance and other costs, and included in the other category in the table above and in restructuring costs, net on the Condensed Consolidated Statements of Operations. The Company simultaneously entered into a sale leaseback transaction whereby a minor portion of the building used to support research and development operations was leased back for a term of nine years with annual payments that range from €800 thousand to €1.5 million. The Company determined the lease to be an operating lease and upon entering into the lease, recognized a right of use asset and operating lease liability of €7.5 million based on the present value of the minimum lease payments discounted using an incremental borrowing rate of 7.15%.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company has recognized restructuring charges of $181.6 million to date related to CommScope NEXT actions. The Company expects to make cash payments of $21.3 million during the remainder of 2023 and additional cash payments of $13.6 million in 2024 to settle CommScope NEXT restructuring actions. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

9. SERIES A CONVERTIBLE PREFERRED STOCK

On April 4, 2019, the Company issued and sold 1,000,000 shares of the Convertible Preferred Stock to Carlyle for $1.0 billion, or $1,000 per share, pursuant to an Investment Agreement between the Company and Carlyle, dated November 8, 2018. The Convertible Preferred Stock is convertible, at the option of the holders, at any time into shares of CommScope common stock at an initial conversion rate of 36.3636 shares of common stock per share of the Convertible Preferred Stock (equivalent to $27.50 per common share). The conversion rate is subject to customary antidilution and other adjustments. As of September 30, 2023, the Company had authorized 1,200,000 shares of the Convertible Preferred Stock.

Holders of the Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. Dividends can be paid in cash, in-kind through the issuance of additional shares of the Convertible Preferred Stock or any combination of the two, at the Company’s option. For the three and nine months ended September 30, 2023, the Company paid dividends in-kind of $15.5 million and $45.9 million, respectively. The Company paid cash dividends of $14.9 million during the three months ended September 30, 2022. During the nine months ended September 30, 2022, in addition to the cash dividends of $14.9 million, the Company paid dividends in-kind of $29.2 million. The dividends paid in-kind were recorded as additional Convertible Preferred Stock in the Condensed Consolidated Balance Sheets.

10. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of September 30, 2023, $89.5 million of total unrecognized compensation expense related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) is expected to be recognized over a remaining weighted average period of 2.1 years. There were no significant capitalized equity-based compensation costs at September 30, 2023.

The following table shows a summary of the equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Selling, general and administrative	$7.8	$9.2	$22.9	$25.6
Research and development	2.3	5.0	8.4	13.6
Cost of sales	1.2	2.2	4.2	6.1
Total equity-based compensation expense	$11.3	$16.4	$35.5	$45.3

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period of generally three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table summarizes the RSU activity (in millions, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at June 30, 2023	12.6	$6.90
Forfeited	(0.4)	$8.64
Non-vested share units at September 30, 2023	12.2	$6.83

Non-vested share units at December 31, 2022	11.2	$10.66
Granted	7.5	$4.58
Vested and shares issued	(5.2)	$11.10
Forfeited	(1.3)	$10.06
Non-vested share units at September 30, 2023	12.2	$6.83

Performance Share Units

PSUs are stock awards in which the number of shares ultimately received by the employee depends on achievement towards a performance measure. Certain of CommScope’s PSUs have an internal performance measure, and the awards vest at the end of three years. The number of shares issued under these awards can vary between 0% and 300% of the number of PSUs granted. The fair value of these awards is determined on the date of grant based on the Company’s stock price.

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

The following table presents the weighted average assumptions used to estimate the fair value of the awards granted:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	4.4%	1.7%
Expected volatility	67.2%	61.2%
Weighted average fair value at grant date	$9.19	$11.21

The following table summarizes the PSU activity (in millions, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at June 30, 2023	6.8	$6.72
Forfeited	(0.1)	$8.72
Non-vested share units at September 30, 2023	6.7	$6.69

Non-vested share units at December 31, 2022	2.9	$8.14
Granted	4.0	$5.78
Forfeited	(0.2)	$9.48
Non-vested share units at September 30, 2023	6.7	$6.69

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

11. SUBSEQUENT EVENTS

On October 2, 2023, the Company and Vantiva SA, a société anonyme organized under the Laws of France (Vantiva), entered into a Call Option Agreement pursuant to which the Company has granted Vantiva a binding call option to acquire the Company’s Home segment and substantially all of the associated segment assets and liabilities. The binding call option allows Vantiva’s works council to be informed and consulted prior to the exercise of the option, as is required in France. Vantiva is expected to exercise the call option upon completion of the consultation period.

Upon exercise of the call option, the Company and Vantiva will enter into a Purchase Agreement pursuant to which Vantiva will acquire the Home segment in exchange for (i) a 25% equity stake in Vantiva (determined on a fully diluted basis) and (ii) an earn-out of up to $100 million in the aggregate. The earn-out payments are contingent on Vantiva achieving adjusted EBITDA equal to or greater than €400,000,000 for one or more of Vantiva’s first five fiscal years following the closing of the transaction. The earn-out payment with respect to any fiscal year will be subject to an additional annual cap, the amount of which will depend on certain elections made by the Company following Vantiva reaching the €400,000,000 adjusted EBITDA threshold for the first time, and on Vantiva’s maintenance of certain liquidity levels (after giving effect to such payment).

The closing of the transaction is subject to various conditions, including, among other things, required government approvals and the approval of certain aspects of the transaction by Vantiva’s shareholders.

The divestiture of the Home segment is expected to meet the “held for sale” criteria in the fourth quarter of 2023, and the Company has determined that it represents a strategic shift that will have a major effect on the Company’s operations. As such, the results of operations, including any expected loss recognized, will be reclassified to discontinued operations on the Consolidated Statements of Operations and retrospectively for all periods presented beginning in the fourth quarter of 2023. In addition, the assets and liabilities will be presented separately on the Consolidated Balance Sheets for both current and prior periods beginning in the fourth quarter of 2023. The Company could incur a loss upon closing the transaction but is unable to estimate with certainty, pending determination of amounts to be transferred. The transaction is expected to close in the fourth quarter of 2023 or the first quarter of 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report).

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

Overview

We are a global provider of infrastructure solutions for communication, data center and entertainment networks. Our solutions for wired and wireless networks enable service providers, including cable, telephone and digital broadcast satellite operators and media programmers to deliver media, voice, Internet Protocol (IP) data services and Wi-Fi to their subscribers and allow enterprises to experience constant wireless and wired connectivity across complex and varied networking environments. Our solutions are complemented by services including technical support, systems design and integration. We are a leader in digital video and IP television distribution systems, broadband access infrastructure platforms and equipment that delivers data and voice networks to homes. Our global leadership position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions, and global manufacturing and distribution scale.

CommScope NEXT

Since 2021, we have been engaged in a transformation initiative referred to as CommScope NEXT, which is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We believe these efforts are critical to making us more competitive and allowing us to invest in growth, de-lever and maximize stockholder and other stakeholder value in the future. In 2022, CommScope NEXT generated positive impacts on net sales, profitability and cash flow from our execution on pricing initiatives, expanding capacity and driving operational efficiencies. In 2023, we are experiencing headwinds related to a slow-down in spending by our customers as discussed further below, but we expect to continue to execute under CommScope NEXT, improving our profitability and cash flows by continuing to drive operational efficiencies and focusing on portfolio optimization. To that end, we incurred $20.4 million and $51.8 million of net restructuring costs and $16.8 million and $25.9 million of transaction, transformation and integration costs during the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2022, we incurred $2.5 million and $53.1 million, respectively, of net restructuring costs and $5.9 million and $36.4 million, respectively, of transaction, transformation and integration costs. These costs were primarily related to CommScope NEXT. We expect to continue to incur such costs during the remainder of 2023 as we continue executing on CommScope NEXT initiatives, and the resulting charges and cash requirements could be material.

As a step in our CommScope NEXT transformation plan, in 2021, we announced a plan to separate the Home Networks (Home) segment and began analyzing the financial results of our “Core” business separately from Home. On October 2, 2023, we signed an agreement with Vantiva SA (Vantiva) to divest of our Home segment under a call option agreement as further discussed in Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. In light of the planned divestiture, we continue to analyze the financial results of our “Core” business separately from the Home segment. As such, below we refer to certain supplementary Core financial measures, which reflect the results of our Connectivity and Cable Solutions (CCS), Outdoor Wireless Networks (OWN), Networking, Intelligent Cellular and Security Solutions (NICS) and Access Network Solutions (ANS) segments in the aggregate. See the Segment Results section below for the aggregation of our Core financial measures.

Impacts of Current Economic Conditions

Macroeconomic factors such as higher interest rates, inflation and concerns about a global economic slow-down have softened demand for our products, with certain customers reducing purchases as they right-size their inventories and others pausing capital spending. This has negatively impacted our net sales in certain segments for the three and nine months ended September 30, 2023 and may continue to negatively impact net sales during the remainder of 2023 and into the first half of 2024. Conversely, in certain of our segments, we have seen higher demand and favorable pricing impacts that have partially offset the impact of lower demand in our other segments. We are also seeing lower input costs, and we proactively implemented cost savings initiatives that have favorably impacted our profitability for the three and nine months ended September 30, 2023.

Primarily due to a sustained decrease in the market value of our debt and common stock affecting the overall business and changes in expected future cash flows due to reduced earnings forecasts and current macroeconomic conditions, including a rising interest rate environment, during the third quarter of 2023, we concluded that a triggering event occurred and performed an interim quantitative goodwill impairment test as of September 30, 2023 for our ANS and Building and Data Center Connectivity (BDCC) reporting units, which were most sensitive to negative performance and outlook, to compare the fair value of the reporting unit to their carrying amounts, including the goodwill.

The fair value of the reporting unit was determined using a discounted cash flow (DCF) model and a guideline public company approach, with 75% of the value determined using the DCF model and 25% of the value determined using the guideline public company approach. Under the DCF method, the fair value of a reporting unit is based on the present value of estimated future cash flows. To determine the fair value of our ANS and BDCC reporting units, we developed a revised forecast for 2023 and updated the annual forecasts for the years beyond 2023. We used a discount rate of 15% for the ANS reporting unit, which reflects increased risk from our 2022 annual test due to higher market uncertainty, and 12% for the BDCC reporting unit. Under the guideline public company method, the fair value is based upon market multiples of revenue and earnings derived from publicly-traded companies with similar operating and investment characteristics as the reporting unit.

As a result of our interim goodwill impairment test, we recorded a goodwill impairment charge of $425.9 million for the three and nine months ended September 30, 2023 to partially write down the carrying amount of the ANS reporting unit goodwill. There was no impairment identified in our BDCC reporting unit as of September 30, 2023.

Considering the low headroom going forward for each of the ANS and BDCC reporting units, there is a risk for future impairment in the event of further declines in general economic, market or business conditions or any significant unfavorable change in the forecasted cash flows, weighted average cost of capital or growth rates. If current and long-term projections for the ANS and BDCC reporting units are not realized or decrease materially, we may be required to recognize additional goodwill impairment charges, and these charges could be material to our results of operations.

During the third quarter of 2023, we also determined there was an indicator of impairment for long-lived assets in our Home segment. Our assessment utilized a held in use framework, giving consideration to the expectation that, more likely than not, our Home segment (asset group) would be sold before the end of its previously estimated useful life, due to the recently announced planned divestiture. We estimated the fair value of the asset group using Company-specific inputs, including estimates of consideration to be received upon the impending sale, as well as other market participant assumptions. As a result, we recorded an impairment charge of $469.2 million for the three and nine months ended September 30, 2023 related to the Home segment's intangible assets.

For more discussion on risks related to our customers, our supply chain and future impairments, see Part I, Item 1A, “Risk Factors” in our 2022 Annual Report. For more discussion on the asset impairments recorded during the third quarter of 2023, see Notes 1, 2 and 6 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies as disclosed in our 2022 Annual Report.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Three Months Ended
	September 30,
	2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,599.5	100.0%	$2,381.4	100.0%	$(781.9)	(32.8)%
Core net sales (1)	1,350.1	84.4	1,990.0	83.6	(639.9)	(32.2)
Gross profit	546.2	34.1	736.3	30.9	(190.1)	(25.8)
Operating income (loss)	(825.8)	(51.6)	155.6	6.5	(981.4)	(630.7)
Core operating income (loss) (1)	(325.6)	(24.1)	195.3	9.8	(520.9)	(266.7)
Non-GAAP adjusted EBITDA (2)	248.6	15.5	347.6	14.6	(99.0)	(28.5)
Core adjusted EBITDA (1)	245.5	18.2	352.9	17.7	(107.4)	(30.4)
Net income (loss)	(828.7)	(51.8)	22.9	1.0	(851.6)	(3,718.8)
Diluted earnings (loss) per share	$(3.98)		$0.04		$(4.02)	(10,050.0)

	Nine Months Ended
	September 30,
	2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$5,519.4	100.0%	$6,910.2	100.0%	$(1,390.8)	(20.1)%
Core net sales (1)	4,603.3	83.4	5,599.2	81.0	(995.9)	(17.8)
Gross profit	1,855.1	33.6	2,055.8	29.8	(200.7)	(9.8)
Operating income (loss)	(601.1)	(10.9)	245.5	3.6	(846.6)	(344.8)
Core operating income (1)	(29.4)	(0.6)	321.7	5.7	(351.1)	(109.1)
Non-GAAP adjusted EBITDA (2)	820.2	14.9	900.5	13.0	(80.3)	(8.9)
Core adjusted EBITDA (1)	823.3	17.9	869.7	15.5	(46.4)	(5.3)
Net loss	(925.7)	(16.8)	(178.0)	(2.6)	(747.7)	420.1
Diluted loss per share	$(4.62)		$(1.07)		$(3.55)	331.8
(1)
Core financial measures reflect the results of our CCS, OWN, NICS and ANS segments, in the aggregate, and exclude the results of our Home segment. See "Segment Results" below for illustration of the aggregation of our Core financial measures.
(2)
See “Reconciliation of Non-GAAP Measures” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Net sales

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in millions)
Net sales	$1,599.5	$2,381.4	$(781.9)	(32.8)%	$5,519.4	$6,910.2	$(1,390.8)	(20.1)%
Domestic	957.4	1,495.1	(537.7)	(36.0)	3,380.8	4,266.5	(885.7)	(20.8)
International	642.1	886.3	(244.2)	(27.6)	2,138.6	2,643.7	(505.1)	(19.1)

Net sales for the three and nine months ended September 30, 2023 decreased $781.9 million, or 32.8%, and $1,390.8 million, or 20.1%, respectively, compared to the prior year periods primarily driven by decreased sales volumes as certain customers have reduced purchases as they right-size their inventories and others have paused capital spending. For the nine months ended September 30, 2023, the decreased sales volumes are partially offset by higher pricing compared to the prior year period. Core net sales for the three and nine months ended September 30, 2023 decreased $639.9 million, or 32.2%, and $995.9 million, or 17.8%, respectively, compared to the prior year periods. The decrease in core net sales for the three months ended September 30, 2023 was driven by decreases of $375.2 million in the CCS segment, $171.8 million in the OWN segment and $124.0 million in the ANS segment, partially offset by an increase of $31.1 million in the NICS segment. The decrease in Core net sales for the nine months ended September 30, 2023 was driven by decreases of $678.2 million in the CCS segment, $465.6 million in the OWN segment and $101.9 million in the ANS segment, partially offset by an increase of $249.8 million in the NICS segment. For the three and nine months ended September 30, 2023, net sales in the Home segment decreased $142.0 million and $394.9 million, respectively, compared to the prior year periods. For further details by segment, see "Segment Results" below.

From a regional perspective, for the three months ended September 30, 2023 compared to the prior year period, net sales decreased in the U.S. by $537.7 million, the Europe, Middle East and Africa (EMEA) region by $98.2 million, the Caribbean and Latin American (CALA) region by $73.7 million, the Asia Pacific (APAC) region by $38.7 million and Canada by $33.6 million. For the nine months ended September 30, 2023 compared to the prior year period, net sales decreased in the U.S. by $885.7 million, the EMEA region by $186.7 million, the CALA region by $150.3 million, the APAC region by $111.3 million and Canada by $56.8 million. Net sales to customers located outside of the U.S. comprised 40.1% and 38.7% of total net sales for the three and nine months ended September 30, 2023, respectively, compared to 37.2% and 38.3% for the three and nine months ended September 30, 2022, respectively. Foreign exchange rate changes impacted net sales favorably by less than 1% for the three months ended September 30, 2023 but unfavorably by less than 1% for the nine months ended September 30, 2023 compared to the prior year periods. For additional information on regional sales by segment, see "Segment Results" below and Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Gross profit, SG&A expense and R&D expense

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in millions)
Gross profit	$546.2	$736.3	$(190.1)	(25.8)%	$1,855.1	$2,055.8	$(200.7)	(9.8)%
As a percent of sales	34.1%	30.9%			33.6%	29.8%
SG&A expense	229.7	281.7	(52.0)	(18.5)	748.1	844.9	(96.8)	(11.5)
As a percent of sales	14.4%	11.8%			13.6%	12.2%
R&D expense	125.5	161.9	(36.4)	(22.5)	432.1	498.0	(65.9)	(13.2)
As a percent of sales	7.8%	6.8%			7.8%	7.2%

Gross profit (net sales less cost of sales)

Gross profit decreased by $190.1 million and $200.7 million, respectively, for the three and nine months ended September 30, 2023 compared to the prior year periods primarily due to lower net sales volumes, partially offset by lower freight and material costs and favorable product mix.

Selling, general and administrative expense

For the three and nine months ended September 30, 2023, selling, general and administrative (SG&A) expense decreased by $52.0 million and $96.8 million, respectively, compared to the prior year periods. The decrease in the three and nine months ended September 30, 2023 was primarily due to cost saving initiatives and lower variable incentive compensation expense of $26.8 million and $39.9 million, respectively. During the three months ended September 30, 2023, these favorable impacts were partially offset by higher transaction, transformation and integration costs of $10.9 million. Although our transaction, transformation and integration costs have decreased year-over-year during the nine months ended September 30, 2023, as indicated by the increased costs during the third quarter of 2023, we expect to continue to incur these costs during the remainder of 2023 and into 2024 due to ongoing CommScope NEXT initiatives, and the resulting charges and cash requirements could be material.

We also incurred costs of $1.7 million and $5.8 million during the three and nine months ended September 30, 2023, respectively, related to the identification, investigation, defense and recovery efforts connected to a cyber incident that occurred in late March of 2023. The incident resulted in minimal impact to our business operations, and we do not expect significant additional costs related to the recovery effort.

Research and development expense

Research and development (R&D) expense decreased for the three and nine months ended September 30, 2023 compared to the prior year periods primarily due to lower spending across all segments. R&D activities generally involve ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and restructuring costs, net and Asset impairments

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$101.3	$134.6	$(33.3)	(24.7)%	$329.1	$414.3	$(85.2)	(20.6)%
Restructuring costs, net	20.4	2.5	17.9	716.0	51.8	53.1	(1.3)	(2.4)
Asset impairments	895.1	—	895.1	NM	895.1	—	895.1	NM

NM – Not meaningful

Amortization of purchased intangible assets

For the three and nine months ended September 30, 2023, amortization of purchased intangible assets was lower compared to the prior year periods because certain of our intangible assets became fully amortized.

Restructuring costs, net

The net restructuring costs recorded during the three and nine months ended September 30, 2023 and 2022 were primarily related to CommScope NEXT. The net restructuring costs for the nine months ended September 30, 2023 reflected a gain on the sale of property, primarily related to a gain of $20.2 million on the sale of an international manufacturing facility. We received proceeds of $38.4 million related to the sale. Excluding the impacts of the sale, for the three and nine months ended September 30, 2023, our restructuring costs were $20.4 million and $31.6 million, respectively, and we paid $40.1 million and $90.3 million, respectively, to settle restructuring liabilities. We expect to pay an additional $21.3 million by the end of 2023 and $13.6 million in 2024 related to restructuring actions that have been initiated. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

Asset impairments

For the three and nine months ended September 30, 2023, we recorded a goodwill impairment charge of $425.9 million related to our ANS reporting unit in our ANS segment. We also recorded an intangible assets impairment charge of $469.2 million related to the Home segment. We did not record any asset impairment charges during the three or nine months ended September 30, 2022. For more discussion on the asset impairments recorded during the third quarter of 2023, see Notes 1, 2 and 6 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Other income, net

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in millions)
Foreign currency gain (loss)	$(2.0)	$3.6	$(5.6)	(155.6)%	$(4.3)	$5.2	$(9.5)	(182.7)%
Other income, net	8.4	1.8	6.6	366.7	18.8	1.2	17.6	1,466.7

Foreign currency gain (loss)

Foreign currency gain (loss) includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The change in foreign currency gain (loss) for the three and nine months ended September 30, 2023 compared to the prior year periods was primarily driven by certain unhedged currencies.

Other income, net

The change in other income, net for the three and nine months ended September 30, 2023 compared to the prior year periods was primarily driven by a gain of $8.6 million and $19.0 million, respectively, on the early extinguishment of debt related to our debt repurchases as further discussed in Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Interest expense, Interest income and Income taxes

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in millions)
Interest expense	$(171.3)	$(150.9)	$(20.4)	13.5%	$(504.9)	$(427.5)	$(77.4)	18.1%
Interest income	3.4	0.6	2.8	466.7	7.8	1.8	6.0	333.3
Income tax (expense) benefit	158.6	12.2	146.4	1,200.0	158.0	(4.2)	162.2	NM

NM – Not meaningful

Interest expense and interest income

The increase in interest expense for the three and nine months ended September 30, 2023 compared to the prior year periods was driven by the increased variable interest rate on our senior secured term loan due 2026 (2026 Term Loan) as a result of the Federal Reserve’s increases in interest rates beginning in 2022. Our interest expense will continue to increase if the Federal Reserve raises interest rates. Our weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 7.23% at September 30, 2023, 6.91% at December 31, 2022 and 6.53% at September 30, 2022.

Income tax (expense) benefit

For the three and nine months ended September 30, 2023, we recognized an income tax benefit of $158.6 million on a pretax loss of $987.3 million and an income tax benefit of $158.0 million on a pretax loss of $1,083.7 million, respectively. Our tax benefit was less than the statutory rate of 21% for the three and nine months ended September 30, 2023 primarily due to the unfavorable impact related to a goodwill impairment charge of $425.9 million for which minimal tax benefits were recorded. Our tax benefit was favorably impacted by $4.1 million related to tax law changes for the three and nine months ended September 30, 2023. In addition to the unfavorable impact of the goodwill impairment change mentioned above, for the nine months ended September 30, 2023, our tax benefit was also unfavorably impacted by excess tax costs of $7.1 million related to equity compensation awards but favorably impacted by $9.6 million related to the release of various uncertain tax positions.

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

Segment Results

	Three Months Ended
	September 30,
	2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$632.5	39.5%	$1,007.7	42.3%	$(375.2)	(37.2)%
OWN	210.3	13.1	382.1	16.0	(171.8)	(45.0)
NICS	289.0	18.1	257.9	10.8	31.1	12.1
ANS	218.3	13.6	342.3	14.4	(124.0)	(36.2)
Core net sales (1)	1,350.1	84.4	1,990.0	83.6	(639.9)	(32.2)
Home	249.4	15.6	391.4	16.4	(142.0)	(36.3)
Consolidated net sales	$1,599.5	100.0%	$2,381.4	100.0%	$(781.9)	(32.8)%

Operating income (loss) by segment:
CCS	$23.6	3.7%	$143.2	14.2%	$(119.6)	(83.5)%
OWN	34.0	16.2	66.7	17.5	(32.7)	(49.0)
NICS	43.9	15.2	1.2	0.5	42.7	3,558.3
ANS	(427.1)	(195.6)	(15.8)	(4.6)	(411.3)	2,603.2
Core operating income (loss) (1)	(325.6)	(24.1)	195.3	9.8	(520.9)	(266.7)
Home	(500.2)	(200.6)	(39.7)	(10.1)	(460.5)	1,159.9
Consolidated operating income (loss)	$(825.8)	(51.6)%	$155.6	6.5%	$(981.4)	(630.7)%

Adjusted EBITDA by segment:
CCS	$78.7	12.4%	$188.2	18.7%	$(109.5)	(58.2)%
OWN	45.3	21.5	82.2	21.5	(36.9)	(44.9)
NICS	63.0	21.8	24.7	9.6	38.3	155.1
ANS	58.5	26.8	57.8	16.9	0.7	1.2
Core adjusted EBITDA (1)	245.5	18.2	352.9	17.7	(107.4)	(30.4)
Home	3.1	1.2	(5.3)	(1.4)	8.4	NM
Non-GAAP consolidated adjusted EBITDA (2)	$248.6	15.5%	$347.6	14.6%	$(99.0)	(28.5)%

	Nine Months Ended
	September 30,
	2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$2,154.2	39.0%	$2,832.4	41.0%	$(678.2)	(23.9)%
OWN	697.5	12.6	1,163.1	16.8	(465.6)	(40.0)
NICS	901.1	16.3	651.3	9.4	249.8	38.4
ANS	850.5	15.4	952.4	13.8	(101.9)	(10.7)
Core net sales (1)	4,603.3	83.4	5,599.2	81.0	(995.9)	(17.8)
Home	916.1	16.6	1,311.0	19.0	(394.9)	(30.1)
Consolidated net sales	$5,519.4	100.0%	$6,910.2	100.0%	$(1,390.8)	(20.1)%

Operating income (loss) by segment:
CCS	$176.6	8.2%	$292.1	10.3%	$(115.5)	(39.5)%
OWN	110.6	15.9	163.1	14.0	(52.5)	(32.2)
NICS	123.4	13.7	(85.4)	(13.1)	208.8	NM
ANS	(440.0)	(51.7)	(48.1)	(5.1)	(391.9)	814.8
Core operating income (1)	(29.4)	(0.6)	321.7	5.7	(351.1)	(109.1)
Home	(571.7)	(62.4)	(76.2)	(5.8)	(495.5)	650.3
Consolidated operating income (loss)	$(601.1)	(10.9)%	$245.5	3.6%	$(846.6)	(344.8)%

Adjusted EBITDA by segment:
CCS	$305.9	14.2%	$455.6	16.1%	$(149.7)	(32.9)%
OWN	146.6	21.0	228.6	19.7	(82.0)	(35.9)
NICS	195.9	21.7	(4.4)	(0.7)	200.3	NM
ANS	174.9	20.6	189.9	19.9	(15.0)	(7.9)
Core adjusted EBITDA (1)	823.3	17.9	869.7	15.5	(46.4)	(5.3)
Home	(3.1)	(0.3)	30.8	2.3	(33.9)	(110.1)
Non-GAAP consolidated adjusted EBITDA (2)	$820.2	14.9%	$900.5	13.0%	$(80.3)	(8.9)%

NM – Not meaningful

(1)
Core financial measures reflect the results of our CCS, OWN, NICS and ANS segments, in the aggregate, and exclude the results of our Home segment.
(2)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Connectivity and Cable Solutions Segment

Net sales for the CCS segment decreased for the three and nine months ended September 30, 2023 compared to the prior year periods primarily due to lower sales volumes as certain customers have paused spending as they right-size their inventory levels. From a regional perspective, for the three months ended September 30, 2023, net sales decreased in the U.S. by $293.2 million, the EMEA region by $52.9 million, Canada by $15.7 million, the CALA region by $10.5 million and the APAC region by $2.9 million compared to the prior year period. For the nine months ended September 30, 2023, net sales decreased in the U.S. by $463.8 million, the EMEA region by $112.6 million, the APAC region by $43.8 million, Canada by $31.8 million and the CALA region by $26.2 million compared to the prior year period. Foreign exchange rate changes impacted CCS segment net sales favorably by less than 1% for the three months ended September 30, 2023 but unfavorably by less than 1% during the nine months ended September 30, 2023 compared to the prior year periods.

For the three and nine months ended September 30, 2023, CCS segment operating income and adjusted EBITDA decreased compared to the prior year periods primarily due to lower sales volumes, partially offset by lower SG&A, material, freight and R&D costs. The reductions in SG&A costs impacting both operating income and adjusted EBITDA were primarily due to lower variable incentive compensation expense and cost savings initiatives, partially offset by higher bad debt expense. For the nine months ended September 30, 2023, CCS segment operating income and adjustment EBITDA also benefitted from favorable product mix. CCS segment operating income for the three months ended September 30, 2023 was also unfavorably impacted by an increase of $15.5 million in restructuring costs but favorably impacted by a decrease of $5.2 million in amortization expense. CCS operating income for the nine months ended September 30, 2023 was favorably impacted by a reduction of $24.1 million in amortization expense, a gain on the sale of an international manufacturing facility of $20.2 million that was recorded as a reduction to restructuring costs, a reduction of $9.4 million in transaction, transformation and integration costs and a $2.0 million recovery of accounts receivable that we had previously reserved during the prior year period for $3.7 million when we determined they were uncollectible due to the Russia/Ukraine conflict. During the nine months ended September 30, 2023, CCS operating income was unfavorably impacted by an increase of $20.3 million in restructuring costs, excluding the gain on the sale of a facility discussed above. Amortization expense, restructuring costs, transaction, transformation and integration costs and the charges and recoveries related to accounts receivable that were determined to be uncollectible as a result of the Russia/Ukraine conflict are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Outdoor Wireless Networks Segment

For the three and nine months ended September 30, 2023, OWN segment net sales decreased compared to the prior year periods primarily due to lower sales volumes as a result of reductions in spending by certain North American operators. From a regional perspective, for the three months ended September 30, 2023, OWN segment net sales decreased in the U.S. by $150.8 million, the APAC region by $12.2 million, Canada by $5.0 million, the CALA region by $3.5 million and the EMEA region by $0.3 million compared to the prior year period. For the nine months ended September 30, 2023, net sales decreased in the U.S. by $389.7 million, the APAC region by $26.9 million, Canada by $23.9 million, the EMEA region by $12.7 million and the CALA region by $12.4 million compared to the prior year period. Foreign exchange rate changes impacted OWN segment net sales favorably by less than 1% for the three months ended September 30, 2023 but unfavorably by less than 1% during the nine months ended September 30, 2023 compared to the prior year periods.

For the three and nine months ended September 30, 2023, OWN segment operating income and adjusted EBITDA decreased compared to the prior year periods primarily due to lower sales volumes and unfavorable product mix, partially offset by lower freight, material, SG&A and R&D costs. The reductions in SG&A costs impacting both operating income and adjusted EBITDA were primarily due to cost savings initiatives and lower variable incentive compensation expense. OWN segment operating income for the three months ended September 30, 2023 was favorably impacted by a decrease of $3.1 million in amortization expense. OWN segment operating income for the nine months ended September 30, 2023 was favorably impacted by a reduction of $15.4 million in restructuring costs, a reduction of $9.0 million in amortization expense and a reduction of $4.0 million in transaction, transformation and integration costs. Amortization expense, restructuring costs and transaction, transformation and integration costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Networking, Intelligent Cellular and Security Solutions Segment

For the three and nine months ended September 30, 2023, NICS segment net sales increased compared to the prior year periods primarily due to higher sales volumes of our Ruckus products as well as our distributed antenna systems products. Net sales for the nine months ended September 30, 2023 were also favorably impacted by pricing, although to a lesser degree than volume. From a regional perspective, for the three months ended September 30, 2023, NICS segment net sales increased in the U.S. by $34.2 million, the EMEA region by $4.3 million and Canada by $1.9 million, but decreased in the APAC region by $5.7 million and the CALA region by $3.6 million compared to the prior year period. For the nine months ended September 30, 2023, net sales increased in the U.S. by $159.9 million, the EMEA region by $62.5 million, the APAC region by $18.7 million, Canada by $6.7 million and the CALA region by $2.0 million compared to the prior year period. Foreign exchange rate changes impacted NICS segment net sales favorably by less than 1% during the three and nine months ended September 30, 2023 compared to the prior year periods.

For the three and nine months ended September 30, 2023, NICS segment operating income and adjusted EBITDA both increased compared to the prior year periods primarily due to higher sales volumes, increased pricing and lower freight, R&D, material and SG&A costs. NICS segment operating income was favorably impacted by a gain of $3.5 million related to the settlement of an intellectual property litigation claim during the three and nine months ended September 30, 2023. The impacts of intellectual property litigation settlements are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Access Network Solutions Segment

For the three and nine months ended September 30, 2023, net sales decreased in the ANS segment due to lower sales volumes compared to the prior year periods. From a regional perspective, for the three months ended September 30, 2023, ANS segment net sales decreased in the U.S. by $62.2 million, the CALA region by $30.7 million, the EMEA region by $14.7 million, the APAC region by $12.9 million and Canada by $3.5 million compared to the prior year period. For the nine months ended September 30, 2023, net sales decreased in the CALA region by $49.7 million, the APAC region by $47.4 million and the EMEA region by $11.3 million, but increased in Canada by $4.7 million and the U.S. by $1.8 million compared to the prior year period. Foreign exchange rate changes impacted net sales favorably by less than 1% during the three months ended September 30, 2023 and unfavorably by less than 1% during the nine months ended September 30, 2023 compared to the prior year periods.

For the three and nine months ended September 30, 2023, ANS segment operating loss and adjusted EBITDA were impacted unfavorably by lower sales volumes but benefited from lower freight, SG&A and R&D costs compared to the prior year periods. The reductions in SG&A costs impacting both operating income and adjusted EBITDA were primarily due to cost savings initiatives and lower variable incentive compensation expense. ANS segment operating loss and adjusted EBITDA also benefited from favorable product mix for the three months ended September 30, 2023 compared to the prior year period. For the three and nine months ended September 30, 2023, ANS segment operating loss was negatively impacted by a goodwill impairment charge of $425.9 million and increases of $2.6 million and $6.1 million in restructuring costs, respectively. These negative impacts were partially offset by reductions of $24.3 million and $49.0 million in amortization expense in the three and nine months ended September 30, 2023, respectively. For the three months ended September 30, 2023, ANS segment operating loss was also unfavorably impacted by an increase of $10.4 million in transaction, transformation and integration costs. Goodwill impairment charges, amortization expense and transaction, transformation and integration costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Home Networks Segment

Net sales for the Home segment decreased for the three and nine months ended September 30, 2023 due to lower sales volumes compared to the prior year periods. From a regional perspective, for the three months ended September 30, 2023, Home segment net sales decreased in the U.S. by $65.8 million, the EMEA region by $34.6 million, the CALA region by $25.3 million, Canada by $11.3 million and the APAC region by $5.0 million compared to the prior year period. For the nine months ended September 30, 2023, net sales decreased in the U.S. by $194.0 million, the EMEA region by $112.6 million, the CALA region by $63.9 million, Canada by $12.5 million and the APAC region by $11.9 million compared to the prior year period. Foreign exchange rate changes did not have a significant impact to Home segment net sales for the three months ended September 30, 2023 and impacted Home segment net sales unfavorably by less than 1% during the nine months ended September 30, 2023 compared to the prior year periods.

For the three and nine months ended September 30, 2023, Home segment operating loss and adjusted EBITDA compared to the prior year periods were unfavorably impacted by lower sales volumes, partially offset by favorable product mix and lower freight, SG&A and R&D costs. For the three months ended September 30, 2023, Home segment operating loss and adjusted EBITDA were also favorably impacted by lower material costs. For the three and nine months ended September 30, 2023, Home segment operating loss was unfavorably impacted by an intangible asset impairment charge of $469.2 million. For the nine months ended September 30, 2023, Home segment operating loss was unfavorably impacted by an increase of $7.7 million in restructuring costs and $5.6 million in transaction, transformation and integration costs, partially offset by a favorable impact of the reversal of $11.0 million in intellectual property litigation settlement charges related to a claim that was settled for less than previously estimated. Asset impairment charges, intellectual property litigation settlement charges, transaction, transformation and integration costs and restructuring costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data):

	September 30, 2023	December 31, 2022	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$518.9	$398.1	$120.8	30.3%
Working capital (1), excluding cash and cash equivalents and current portion of long-term debt	1,181.3	1,252.6	(71.3)	(5.7)
Availability under Revolving Credit Facility	771.4	908.8	(137.4)	(15.1)
Long-term debt, including current portion	9,385.3	9,501.6	(116.3)	(1.2)
Total capitalization (2)	8,041.5	9,055.9	(1,014.4)	(11.2)
Long-term debt as a percentage of total capitalization	116.7%	104.9%

(1)
Working capital consisted of current assets of $3,214.7 million less current liabilities of $1,546.5 million as of September 30, 2023. Working capital consisted of current assets of $3,726.2 million less current liabilities of $2,107.5 million as of December 31, 2022.
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

In the second quarter of 2023, we amended our 2026 Term Loan to replace LIBOR with an adjusted Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (SOFR) as the reference interest rate in anticipation of the cessation of LIBOR in 2023. The changes were effective July 1, 2023 and we do not anticipate a material impact on our results of operations or cash flows with the transition to SOFR in our variable rate debt.

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

We currently believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our Revolving Credit Facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. However, we may be required to obtain additional financing in the future to address our liquidity needs, and, subject to market conditions, we may from time to time seek to amend, refinance, restructure or repurchase our outstanding indebtedness and/or raise additional equity financing. Any debt we incur in the future may have terms (including cash interest rate, financial covenants and covenants limiting our operating flexibility or ability to obtain additional financings) that are not favorable to us, and any such additional equity financing may dilute the economic and/or voting interests of our existing stockholders, may be preferred in right of payment to our outstanding common stock or confer other privileges to the holders and may contain financial or operational covenants that restrict our operating flexibility or ability to obtain additional financings. Furthermore, our failure to obtain any necessary financing could have a material and adverse effect on our results of operations, cash flows, financial condition and liquidity.

We may experience volatility in cash flows between periods due to, among other reasons, variability in the timing of vendor payments and customer receipts. We may, from time to time, seek to obtain alternative sources of financing, by borrowing additional amounts under our Revolving Credit Facility, issuing debt or equity securities or incurring other indebtedness, if market conditions are favorable, utilizing trade credit, selling assets (including businesses or business lines) or securitizing receivables to meet future cash needs or to reduce our borrowing costs. Any issuance of equity or debt may be for cash or in exchange for our outstanding securities or indebtedness, or a combination thereof.

We are aware that our outstanding debt securities and debt under our credit facilities are currently trading at substantial discounts to their respective principal amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase such debt for cash, in exchange for common or preferred stock or debt, or for a combination thereof, in each case in open-market purchases and/or privately negotiated transactions and upon such terms and at such prices as we may determine. Any such transactions will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions and applicable regulatory, legal and accounting factors. Whether or not we engage in any such transactions will be determined at our discretion. The amounts involved in any such transactions, individually or in the aggregate, may be material.

During the nine months ended September 30, 2023, the interest payments on our variable rate debt increased as a result of the Federal Reserve’s increase in interest rates that began in 2022. Our interest payments on our variable rate debt will continue to increase if the Federal Reserve continues to raise interest rates. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” in our 2022 Annual Report for further discussion of our interest rate risk.

In July 2023 we entered into a long-term supply contract with a third party to secure the supply of certain raw materials. Under the terms of the contract, we will make advance payments through 2026 totaling $120.0 million (undiscounted) and based on meeting certain minimum purchase requirements through 2031, such advance payments will be credited and applied to future orders on a quarterly basis beginning in 2027 through 2031. We have committed to purchases of raw material under this agreement beginning in 2023 and growing to a level of approximately $137 million per year by 2026 and continuing through 2032.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended September 30, 2023, our non-GAAP pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $1,329.1 million, which included annualized savings expected from cost reduction initiatives of $132.7 million so that the impact of cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities as of September 30, 2023.

Cash and cash equivalents increased during the nine months ended September 30, 2023 primarily driven by cash generated by operating activities of $229.5 million and proceeds from the sale of property, plant and equipment of $41.8 million, partially offset by cash paid for debt repurchases of $92.1 million and capital expenditures of $43.9 million. The proceeds on the sale of property, plant and equipment primarily relate to the sale of an international manufacturing facility that was closed as part of CommScope NEXT. As of September 30, 2023, approximately 46% of our cash and cash equivalents were held outside the U.S.

Working capital, excluding cash and cash equivalents and the current portion of long-term debt, decreased during the nine months ended September 30, 2023 primarily due to lower accounts receivable with unfavorable operating performance driving lower net sales in the third quarter of 2023 compared to the fourth quarter of 2022 and lower inventory due to inventory reduction initiatives. These were partially offset by reductions in current liabilities with unfavorable operating performance driving lower accounts payable and lower accrued liabilities due to the pay out of our 2022 variable incentive compensation and a reduced 2023 incentive. During the nine months ended September 30, 2023, we sold accounts receivable under customer-sponsored supplier financing agreements. This had an impact of approximately $40 million on working capital, excluding cash and cash equivalents and the current portion of long-term debt, as of September 30, 2023. Under these agreements, we are able to sell certain accounts receivable to a bank, and we retain no interest in and have no servicing responsibilities for the accounts receivable sold. The net reduction in total capitalization during the nine months ended September 30, 2023 reflected the net loss for the period.

Cash Flow Overview

	Nine Months Ended
	September 30,		$	%
	2023	2022	Change	Change
	(dollars in millions)
Net cash generated by (used in) operating activities	$229.5	$(196.7)	$426.2	NM
Net cash generated by (used in) investing activities	18.3	(62.6)	80.9	NM
Net cash generated by (used in) financing activities	(122.9)	54.4	(177.3)	(325.9)%

NM – Not meaningful

Operating Activities

	Nine Months Ended
	September 30,
	2023	2022
	(in millions)
Net loss	$(925.7)	$(178.0)
Adjustments to reconcile net loss to net cash generated by (used in) operating activities:
Depreciation and amortization	442.2	529.1
Equity-based compensation	35.5	45.3
Deferred income taxes	(249.9)	(75.2)
Asset impairments	895.1	—
Changes in assets and liabilities:
Accounts receivable	375.0	(191.0)
Inventories	218.0	(153.3)
Prepaid expenses and other assets	13.2	(4.7)
Accounts payable and other liabilities	(524.8)	(154.8)
Other	(49.1)	(14.1)
Net cash generated by (used in) operating activities	$229.5	$(196.7)

During the nine months ended September 30, 2023, the increase in cash generated by operating activities compared to the prior year period was primarily driven by reduced inventory purchases and cost saving initiatives, partially offset by higher interest payments.

Investing Activities

	Nine Months Ended
	September 30,
	2023	2022
	(in millions)
Additions to property, plant and equipment	$(43.9)	$(78.7)
Proceeds from sale of property, plant and equipment	41.8	0.1
Other	20.4	16.0
Net cash generated by (used in) investing activities	$18.3	$(62.6)

During the nine months ended September 30, 2023, the increase in cash generated by (used in) investing activities compared to the prior year period was primarily driven by $41.8 million of proceeds from the sale of property, plant and equipment and a $34.8 decrease in capital expenditures. The current period proceeds on the sale of property, plant and equipment primarily relate to the sale of an international manufacturing facility that was closed as part of CommScope NEXT. Cash generated by (used in) investing activities were favorably impacted in the current year period by proceeds of $11.2 million related to the sale of an equity investment and proceeds of $9.3 million on the sale of certain nonfinancial assets. Cash used in investing activities in the prior year period was impacted favorably by proceeds of $6.9 million related to the sale of an equity method investment, a return of $4.5 million on equity method investments and proceeds of $5.0 million on the sale of certain nonfinancial assets.

Financing Activities

	Nine Months Ended
	September 30,
	2023	2022
	(in millions)
Long-term debt repaid	$(24.0)	$(252.0)
Long-term debt repurchases	(92.1)	—
Long-term debt proceeds	—	333.0
Dividends paid on Series A convertible preferred stock	—	(14.9)
Proceeds from the issuance of common shares under equity-based compensation plans	—	0.1
Tax withholding payments for vested equity-based compensation awards	(8.9)	(14.0)
Other	2.1	2.2
Net cash generated by (used in) financing activities	$(122.9)	$54.4

During the nine months ended September 30, 2023, we repurchased $81.4 million aggregate principal amount of our 8.25% senior notes due 2027, $4.3 million aggregate principal amount of our 7.125% senior notes due 2028 and $25.4 million aggregate principal amount of our 6.00% senior notes due 2025, for total cash consideration paid of $92.1 million. During the nine months ended September 30, 2023, we also paid three quarterly scheduled amortization payments totaling $24.0 million on the 2026 Term Loan. We did not borrow under our senior secured asset-based revolving credit facility (Revolving Credit Facility) during the nine months ended September 30, 2023. As of September 30, 2023, we had no outstanding borrowings under the Revolving Credit Facility and the remaining availability was $771.4 million, reflecting a borrowing base subject to maximum capacity of $865.3 million reduced by $93.9 million of letters of credit issued under the Revolving Credit Facility.

During the nine months ended September 30, 2022, we borrowed $333.0 million and repaid $228.0 million under the Revolving Credit Facility. We also paid three quarterly scheduled amortization payments totaling $24.0 million on the 2026 Term Loan during the nine months ended September 30, 2022.

Cash generated by (used in) financing activities for the nine months ended September 30, 2023 was favorably impacted by the $45.9 million of dividends paid in additional shares of the Convertible Preferred Stock in the current year period compared to the $14.9 million cash dividend payment and $29.2 million of dividends paid in additional shares of the Convertible Preferred Stock in the prior year period. During the nine months ended September 30, 2023, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units and performance share units, which reduced cash flows by $8.9 million compared to $14.0 million in the prior year period.

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

We also believe presenting these non-GAAP results for the twelve months ended September 30, 2023 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the nine months ended September 30, 2022 from the data for the year ended December 31, 2022 and then adding the data for the nine months ended September 30, 2023.

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

Consolidated

	Three Months		Nine Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	September 30,		September 30,		December 31,	September 30,
	2023	2022	2023	2022	2022	2023
	(in millions)
Net income (loss)	$(828.7)	$22.9	$(925.7)	$(178.0)	$(1,286.9)	$(2,034.6)
Income tax expense (benefit)	(158.6)	(12.2)	(158.0)	4.2	(13.1)	(175.3)
Interest income	(3.4)	(0.6)	(7.8)	(1.8)	(2.8)	(8.8)
Interest expense	171.3	150.9	504.9	427.5	588.9	666.3
Other (income) expense, net	(6.4)	(5.4)	(14.5)	(6.4)	0.1	(8.0)
Operating income (loss)	(825.8)	155.6	(601.1)	245.5	(713.8)	(1,560.4)
Adjustments:
Amortization of purchased intangible assets	101.3	134.6	329.1	414.3	543.0	457.8
Restructuring costs, net	20.4	2.5	51.8	53.1	62.9	61.6
Equity-based compensation	11.3	16.4	35.5	45.3	61.1	51.3
Asset impairments	895.1	—	895.1	—	1,119.6	2,014.7
Transaction, transformation and integration costs (1)	16.8	5.9	25.9	36.4	38.2	27.7
Acquisition accounting adjustments (2)	0.6	1.8	1.9	5.4	7.3	3.8
Patent claims and litigation settlements	(3.5)	0.1	(14.5)	2.3	28.5	11.7
Reserve (recovery) of Russian accounts receivable	—	(1.1)	(2.0)	2.7	2.7	(2.0)
Cyber incident costs (3)	1.7	—	5.8	—	—	5.8
Depreciation	30.7	31.8	92.7	95.5	127.2	124.4
Non-GAAP adjusted EBITDA	$248.6	$347.6	$820.2	$900.5	$1,276.7	$1,196.4

(1)
In 2023, primarily reflects transaction costs related to certain CommScope NEXT initiatives. In 2022, primarily reflects transformation costs related to CommScope NEXT and integration costs related to the ARRIS International plc (ARRIS) acquisition.
(2)
In 2023 and 2022, reflects ARRIS acquisition accounting adjustments related to reducing deferred revenue to its estimated fair value.
(3)
In 2023, primarily reflects costs of the identification, investigation, defense and recovery efforts related to a cyber incident that occurred in late March of 2023.

Reconciliation of Segment Adjusted EBITDA

Segment adjusted EBITDA is provided as a performance measure in Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. Below we reconcile segment adjusted EBITDA for each segment, individually, to operating income (loss) for that segment to supplement the reconciliation of the total segment adjusted EBITDA to consolidated operating income (loss) in Note 7.

Connectivity and Cable Solutions Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating income	$23.6	$143.2	$176.6	$292.1
Adjustments:
Amortization of purchased intangible assets	18.9	24.1	56.8	80.9
Restructuring costs, net	16.2	0.7	14.2	14.1
Equity-based compensation	3.8	4.0	11.2	11.0
Transaction, transformation and integration costs	0.1	2.2	0.6	10.0
Patent claims and litigation settlements	—	0.1	—	1.7
Reserve (recovery) of Russian accounts receivable	—	(1.0)	(2.0)	2.7
Cyber incident costs	0.7	—	2.4	—
Depreciation	15.6	14.8	46.2	43.2
Adjusted EBITDA	$78.7	$188.2	$305.9	$455.6

Outdoor Wireless Networks Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating income	$34.0	$66.7	$110.6	$163.1
Adjustments:
Amortization of purchased intangible assets	5.0	8.1	15.4	24.4
Restructuring costs, net	1.3	1.1	5.2	20.6
Equity-based compensation	1.5	1.9	4.5	5.3
Transaction, transformation and integration costs	—	0.9	0.2	4.2
Cyber incident costs	0.3	—	1.0	—
Depreciation	3.1	3.5	9.6	10.9
Adjusted EBITDA	$45.3	$82.2	$146.6	$228.6

Networking Intelligent Cellular and Security Solutions Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating income (loss)	$43.9	$1.2	$123.4	$(85.4)
Adjustments:
Amortization of purchased intangible assets	14.3	14.7	42.9	45.4
Restructuring costs (credits), net	(1.0)	0.4	10.0	9.8
Equity-based compensation	2.4	3.7	7.8	9.9
Transaction, transformation and integration costs	3.1	0.6	3.6	2.8
Acquisition accounting adjustments	0.2	0.5	1.0	1.6
Patent claims and litigation settlements	(3.5)	—	(3.5)	—
Cyber incident costs	0.2	—	0.7	—
Depreciation	3.3	3.6	10.0	11.5
Adjusted EBITDA	$63.0	$24.7	$195.9	$(4.4)

Access Network Solutions Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating loss	$(427.1)	$(15.8)	$(440.0)	$(48.1)
Adjustments:
Amortization of purchased intangible assets	37.4	61.7	136.5	185.5
Restructuring costs, net	2.8	0.2	13.6	7.5
Equity-based compensation	2.5	4.3	8.1	11.6
Asset impairments	425.9	—	425.9	—
Transaction, transformation and integration costs	11.3	0.9	13.1	13.8
Acquisition accounting adjustments	—	0.8	0.1	2.5
Cyber incident costs	0.3	—	1.0	—
Depreciation	5.3	5.7	16.6	17.0
Adjusted EBITDA	$58.5	$57.8	$174.9	$189.9

Home Networks Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating loss	$(500.2)	$(39.7)	$(571.7)	$(76.2)
Adjustments:
Amortization of purchased intangible assets	25.8	26.0	77.5	78.2
Restructuring costs, net	1.1	0.1	8.8	1.1
Equity-based compensation	1.1	2.5	3.9	7.5
Asset impairments	469.2	—	469.2	—
Transaction, transformation and integration costs	2.3	1.2	8.4	5.5
Acquisition accounting adjustments	0.3	0.4	0.9	1.3
Patent claims and litigation settlements	—	—	(11.0)	0.7
Cyber incident costs	0.2	—	0.7	—
Depreciation	3.4	4.2	10.3	12.9
Adjusted EBITDA	$3.1	$(5.3)	$(3.1)	$30.8

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

These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our dependence on customers’ capital spending on data, communication and entertainment equipment, which could be negatively impacted by a regional or global economic downturn, among other factors; the potential impact of higher than normal inflation; concentration of sales among a limited number of customers and channel partners; risks associated with our sales through channel partners; changes to the regulatory environment in which we and our customers operate; changes in technology; industry competition and the ability to retain customers through product innovation, introduction, and marketing; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing and timing of delivery of products to customers; risks related to our ability to implement price increases on our products and services; risks associated with our dependence on a limited number of key suppliers for certain raw materials and components; risks related to the successful execution of CommScope NEXT; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities or those of our contract manufacturers that may affect our ability to meet customer demands for products; possible future restructuring actions; the risk that our manufacturing operations, including our contract manufacturers on which we rely, encounter capacity, production, quality, financial or other difficulties causing difficulty in meeting customer demands; substantial indebtedness and restrictive debt covenants; our ability to incur additional indebtedness and increases in interest rates; our ability to generate cash to service our indebtedness; the divestiture of the Home segment and its effect on our remaining businesses; the potential separation, divestiture or discontinuance of another business or product line, including uncertainty regarding the timing of the separation, achievement of the expected benefits and the potential disruption to the business; our ability to integrate and fully realize anticipated benefits from prior or future divestitures, acquisitions or equity investments; possible future additional impairment charges for fixed or intangible assets, including goodwill; our ability to attract and retain qualified key employees; labor unrest; product quality or performance issues, including those associated with our suppliers or contract manufacturers, and associated warranty claims; our ability to maintain effective management information technology systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches, ransomware or computer viruses; the use of open standards; the long-term impact of climate change; significant international operations exposing us to economic risks like variability in foreign exchange rates and inflation, as well as political and other risks, including the impact of wars, regional conflicts and terrorism; our ability to comply with governmental anti-corruption laws and regulations worldwide; the impact of export and import controls and sanctions worldwide on our supply chain and ability to compete in international markets; changes in the laws and policies in the United States affecting trade, including the risk and uncertainty related to tariffs or potential trade wars and potential changes to laws and policies, that may impact our products; the costs of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign social and environmental laws; the impact of litigation and similar regulatory proceedings in which we are involved or may become involved, including the costs of such litigation; the scope, duration and impact of disease outbreaks and pandemics, such as COVID-19, on our business, including employees, sites, operations, customers, supply chain logistics and the global economy; our stock price volatility; income tax rate variability and ability to recover amounts recorded as deferred tax assets; and other factors beyond our control. These and other factors are discussed in greater detail in our 2022 Annual Report on Form 10-K and may be updated from time to time in our annual reports, quarterly reports, current reports and other filings we make with the Securities and Exchange Commission. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report, except as otherwise may be required by law.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2023, as part of our integration initiatives, we transitioned our ANS segment to our SAP S/4HANA enterprise resource planning platform. We assessed any potential impacts on our internal controls and processes related both to the implementation of the system and the activities performed using the new system. As a result, we have updated our current processes and the respective control activities to align with the upgraded system functionality. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change, and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

Reference should be made to our 2022 Annual Report for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. Other than the SAP S/4HANA integration initiative noted above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	1,117	$5.42	—	$—
August 1, 2023 - August 31, 2023	1,571	$3.39	—	$—
September 1, 2023 - September 30, 2023	384	$3.50	—	$—
Total	3,072	$4.14	—

(1) The shares purchased were withheld to satisfy the withholding tax obligations related to restricted stock units and performance share units that vested during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

Our officers and directors did not enter into, modify or terminate any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2023.

ITEM 6. EXHIBITS

10.1 **	Success Bonus Agreement, dated September 15, 2023, between CommScope, Inc. and Gonzaga Chow.***
31.1 **	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2 **	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
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

COMMSCOPE HOLDING COMPANY, INC.

November 8, 2023	/s/ Kyle D. Lorentzen
Date	Kyle D. Lorentzen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)