Form 10-Q
period 2024-03-31
CommScope Holding Company, Inc.
filed 2024-05-09
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, there were 212,276,658 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

March 31, 2024

PART 1 – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited – In millions, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$1,168.4	$1,664.4
Cost of sales	766.2	1,034.2
Gross profit	402.2	630.2
Transition service agreement income	9.6	—
Operating expenses:
Selling, general and administrative	199.7	232.0
Research and development	104.4	125.6
Amortization of purchased intangible assets	74.2	100.6
Restructuring costs (credits), net	30.6	(11.1)
Total operating expenses	408.9	447.1
Operating income	2.9	183.1
Other income (expense), net	(1.1)	5.3
Interest expense	(167.7)	(165.1)
Interest income	3.6	2.5
Income (loss) from continuing operations before income taxes	(162.3)	25.8
Income tax (expense) benefit	(99.8)	4.0
Income (loss) from continuing operations	(262.1)	29.8
Loss from discontinued operations, net of income tax (expense) benefit of $(17.6) and $3.8, respectively	(97.1)	(26.4)
Net income (loss)	(359.2)	3.4
Series A convertible preferred stock dividends	(16.0)	(15.1)
Net loss attributable to common stockholders	$(375.2)	$(11.7)

Basic:
Earnings (loss) from continuing operations per share	$(1.31)	$0.07
Loss from discontinued operations per share	(0.46)	(0.13)
Loss per share	$(1.77)	$(0.06)

Diluted:
Earnings (loss) from continuing operations per share	$(1.31)	$0.07
Loss from discontinued operations per share	(0.46)	(0.12)
Loss per share	$(1.77)	$(0.05)

Weighted average shares outstanding:
Basic	212.3	208.9
Diluted	212.3	212.1

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited – In millions)

	Three Months Ended
	March 31,
	2024	2023
Comprehensive income (loss):
Net income (loss)	$(359.2)	$3.4
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	(5.2)	20.4
Pension and other postretirement benefit activity	(0.2)	(0.1)
Gain (loss) on hedging instruments	6.8	(1.5)
Total other comprehensive income, net of tax	1.4	18.8
Total comprehensive income (loss)	$(357.8)	$22.2

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	Unaudited March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$357.2	$543.8
Accounts receivable, net of allowance for doubtful accounts of $30.0 and $32.2, respectively	836.9	815.2
Inventories, net	1,044.1	1,079.7
Prepaid expenses and other current assets	169.2	145.4
Current assets held for sale	—	278.6
Total current assets	2,407.4	2,862.7
Property, plant and equipment, net of accumulated depreciation of $880.9 and $866.1, respectively	455.8	500.6
Goodwill	3,500.4	3,514.4
Other intangible assets, net	1,499.9	1,582.7
Deferred income taxes	480.2	615.6
Other noncurrent assets	309.9	295.9
Total assets	$8,653.6	$9,371.9
Liabilities and Stockholders' Deficit
Accounts payable	$454.6	$435.9
Accrued and other liabilities	562.3	634.3
Current portion of long-term debt	32.0	32.0
Current liabilities held for sale	—	307.2
Total current liabilities	1,048.9	1,409.4
Long-term debt	9,244.6	9,246.6
Deferred income taxes	121.4	110.7
Other noncurrent liabilities	392.2	411.9
Total liabilities	10,807.1	11,178.6
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,178.1	1,162.1
Stockholders' deficit:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,178,063 and 1,162,085, respectively, Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 212,264,754 and 212,108,634, respectively	2.3	2.3
Additional paid-in capital	2,545.6	2,550.4
Accumulated deficit	(5,312.3)	(4,953.1)
Accumulated other comprehensive loss	(265.3)	(266.7)
Treasury stock, at cost: 14,499,840 shares and 14,424,126 shares, respectively	(301.9)	(301.7)
Total stockholders' deficit	(3,331.6)	(2,968.8)
Total liabilities and stockholders' deficit	$8,653.6	$9,371.9

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows (1)

(Unaudited – In millions)

	Three Months Ended
	March 31,
	2024	2023
Operating Activities:
Net income (loss)	$(359.2)	$3.4
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	112.7	164.1
Equity-based compensation	11.2	13.5
Deferred income taxes	87.4	(30.0)
Changes in assets and liabilities:
Accounts receivable	(19.9)	175.3
Inventories	31.4	(31.9)
Prepaid expenses and other assets	(71.9)	10.2
Accounts payable and other liabilities	(26.8)	(318.3)
Other	57.4	(32.4)
Net cash used in operating activities	(177.7)	(46.1)
Investing Activities:
Additions to property, plant and equipment	(6.0)	(14.4)
Proceeds from sale of property, plant and equipment	—	41.0
Other	8.6	9.3
Net cash generated by investing activities	2.6	35.9
Financing Activities:
Long-term debt repaid	(8.0)	(8.0)
Long-term debt repurchases	—	(50.0)
Tax withholding payments for vested equity-based compensation awards	(0.2)	(5.0)
Other	—	1.9
Net cash used in financing activities	(8.2)	(61.1)
Effect of exchange rate changes on cash and cash equivalents	(3.3)	0.5
Change in cash and cash equivalents	(186.6)	(70.8)
Cash and cash equivalents at beginning of period	543.8	398.1
Cash and cash equivalents at end of period	$357.2	$327.3

(1) The cash flows related to discontinued operations have not been segregated. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited – In millions, except share amounts)

	Three Months Ended
	March 31,
	2024	2023
Number of common shares outstanding:
Balance at beginning of period	212,108,634	208,371,426
Issuance of shares under equity-based compensation plans	231,834	2,107,228
Shares surrendered under equity-based compensation plans	(75,714)	(700,666)
Balance at end of period	212,264,754	209,777,988
Common stock:
Balance at beginning and end of period	$2.3	$2.2
Additional paid-in capital:
Balance at beginning of period	$2,550.4	$2,542.9
Equity-based compensation	11.2	13.5
Dividends on Series A convertible preferred stock	(16.0)	(15.1)
Balance at end of period	$2,545.6	$2,541.3
Accumulated deficit:
Balance at beginning of period	$(4,953.1)	$(3,502.2)
Net income (loss)	(359.2)	3.4
Balance at end of period	$(5,312.3)	$(3,498.8)
Accumulated other comprehensive loss:
Balance at beginning of period	$(266.7)	$(296.3)
Other comprehensive income, net of tax	1.4	18.8
Balance at end of period	$(265.3)	$(277.5)
Treasury stock, at cost:
Balance at beginning of period	$(301.7)	$(292.6)
Net shares surrendered under equity-based compensation plans	(0.2)	(5.0)
Balance at end of period	$(301.9)	$(297.6)
Total stockholders' deficit	$(3,331.6)	$(1,530.4)

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

On January 9, 2024, the Company completed the sale of its Home Networks (Home) segment and substantially all of the associated segment assets and liabilities (Home business) to Vantiva SA (Vantiva) pursuant to the Call Option Agreement entered into on October 2, 2023 and Purchase Agreement dated as of December 7, 2023. In the fourth quarter of 2023, the Company determined the sale of the Home business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with accounting guidance. All prior period amounts in these condensed consolidated financial statements have been recast to reflect the discontinuation of the Home business. The discussions in these condensed consolidated financial statements relate solely to the Company’s continuing operations, unless otherwise noted. As a result, the Company is reporting financial performance based on the following remaining four operating segments, which excludes the Home business: Connectivity and Cable Solutions (CCS), Outdoor Wireless Networks (OWN), Networking, Intelligent Cellular and Security Solutions (NICS) and Access Network Solutions (ANS). See Note 2 for further discussion of the discontinued operations related to the Home business.

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

As of January 1, 2024, management shifted certain product lines from the Company's CCS segment to its ANS segment to better align with how the businesses are being managed. All prior period amounts in these condensed consolidated financial statements have been recast to reflect these operating segment changes.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the 2023 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2023 Annual Report. There were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024.

Concentrations of Risk and Related Party Transactions

No direct customer accounted for 10% or more of the Company’s total net sales during the three months ended March 31, 2024 or 2023. As of March 31, 2024, no direct customer accounted for 10% or more of the Company’s accounts receivable.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

As of March 31, 2024, funds affiliated with Carlyle Partners VII S1 Holdings, L.P. (Carlyle) owned 100% of the Company's Series A convertible preferred stock (the Convertible Preferred Stock), which was sold to Carlyle to fund a portion of the acquisition of ARRIS International plc (ARRIS) in 2019. See Note 10 for further discussion of the Convertible Preferred Stock. Other than transactions related to the Convertible Preferred Stock and the Company's continuing involvement with Vantiva discussed in Note 2, there were no material related party transactions for the three months ended March 31, 2024.

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

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets:

	Three Months Ended
	March 31,
	2024	2023
Product warranty accrual, beginning of period	$27.4	$33.7
Provision for warranty claims	6.8	5.0
Warranty claims paid	(6.6)	(4.4)
Product warranty accrual, end of period	$27.6	$34.3

Third-Party Guarantees

The Company was contingently liable under open standby letters of credit issued by its banks to support performance obligations of a third-party contractor that totaled $35.9 million as of March 31, 2024. These amounts represent an estimate of the maximum amounts the Company would expect to incur upon the contractual non-performance of the third-party contractor, but the Company also has cross-indemnities in place that may enable it to recover amounts in the event of non-performance by the third-party contractor. The Company believes the likelihood of having to perform under these guarantees is remote. There were no material amounts recorded in the condensed consolidated financial statements related to third-party guarantee agreements for the three months ended March 31, 2024 or 2023 or as of March 31, 2024 or December 31, 2023. As of March 31, 2024, these instruments reduced the available borrowings under the Company's senior secured asset-based revolving credit facility (the Revolving Credit Facility).

Non-cancellable Purchase Obligations

In the third quarter of 2023, the Company entered into a long-term supply contract with a third party to secure the supply of certain raw materials. Under the terms of the contract, the Company will make advance payments through 2026 totaling $120.0 million (undiscounted) and based on meeting certain minimum purchase requirements through 2031, such advance payments will be credited and applied to future orders on a quarterly basis beginning in 2027 through 2031. Advance payments of $30.0 million are capitalized as other noncurrent assets in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. The Company committed to purchases of raw materials under this agreement that began in 2023, growing to a level of approximately $137 million per year by 2026 and continuing through 2032.

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

Asset Impairments

Goodwill

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. As of January 1, 2024, the Company assessed goodwill for impairment due to a change in the composition of reporting units as a result of the new segment structure and certain other intrasegment realignments. The Company performed impairment testing immediately before and after the change and determined that no goodwill impairment existed. See Note 3 for further discussion. There were no goodwill impairments identified during the three months ended March 31, 2024 or 2023.

The Company’s ANS and Building and Data Center Connectivity (BDCC) reporting units failed the annual goodwill impairment test, and partial impairments were recorded as of October 1, 2023. The BDCC reporting unit is in the CCS reportable segment.

As a result of the new segment structure and certain other intrasegment realignments, as of January 1, 2024, the BDCC and Network Cable and Connectivity (NCC) reporting units are being referred to as Enterprise and Broadband, respectively, which are both in the CCS reportable segment.

Considering the low headroom going forward for each of the ANS and Enterprise reporting units, there is a risk for future impairment in the event of declines in general economic, market or business conditions or any significant unfavorable change in the forecasted cash flows, weighted average cost of capital or growth rates. If current and long-term projections for the ANS and Enterprise reporting units are not realized or decrease materially, the Company may be required to recognize additional goodwill impairment charges, and these charges could be material to the Company's results of operations.

Long-lived Assets

Long-lived assets, which include property, plant and equipment, intangible assets with finite lives and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. There were no definite-lived intangible or other long-lived asset impairments identified during the three months ended March 31, 2024 or 2023, other than certain assets impaired as a result of restructuring actions.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Income Taxes

For the three months ended March 31, 2024, the Company recognized income tax expense of $99.8 million on a pretax loss of $162.3 million. The Company's tax expense for the three months ended March 31, 2024, was unfavorably impacted by additional valuation allowance related to current year federal and state interest limitation carryforwards and U.S. anti-deferral provisions, partially offset by tax benefits related to federal tax credits.

For the three months ended March 31, 2023, the Company recognized an income tax benefit of $4.0 million on pretax income of $25.8 million. The Company’s tax benefit was primarily due to a reduction in tax expense of $8.3 million related to the release of various uncertain tax positions, partially offset by the unfavorable impacts of U.S. anti-deferral provisions and non-creditable withholding taxes.

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) from continuing operations is computed by dividing income (loss) from continuing operations, less any dividends and deemed dividends related to the Convertible Preferred Stock, by the weighted average number of common shares outstanding during the period. The numerator in diluted EPS from continuing operations is based on the basic EPS from continuing operations numerator, adjusted to add back any dividends and deemed dividends related to the Convertible Preferred Stock, subject to antidilution requirements. The denominator used in diluted EPS from continuing operations is based on the basic EPS computation plus the effect of potentially dilutive common shares related to the Convertible Preferred Stock and equity-based compensation plans, subject to antidilution requirements.

Basic EPS from discontinued operations is computed by dividing loss from discontinued operations, net of income taxes by the weighted average number of common shares outstanding during the period. The numerator in diluted EPS from discontinued operations is based on the basic EPS from discontinued operations numerator. The denominator used in diluted EPS from discontinued operations is based on the basic EPS computation plus the effect of potentially dilutive common shares related to the Convertible Preferred Stock and equity-based compensation plans, subject to antidilution requirements.

For the three months ended March 31, 2024 and 2023, 18.0 million and 12.2 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. Of those amounts, for the three months ended March 31, 2024, 1.4 million would have been considered dilutive if the Company had not been in a loss from continuing operations position.

For the three months ended March 31, 2024 and 2023, 42.3 million and 40.0 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Income (loss) from continuing operations	$(262.1)	$29.8
Loss from discontinued operations, net of tax	(97.1)	(26.4)
Net income (loss)	$(359.2)	$3.4
Dividends on Series A convertible preferred stock	(16.0)	(15.1)
Net loss attributable to common stockholders	$(375.2)	$(11.7)

Denominator:
Weighted average common shares outstanding – basic	212.3	208.9
Dilutive effect of as-if converted Series A convertible preferred stock	—	—
Dilutive effect of equity-based awards	—	3.2
Weighted average common shares outstanding – diluted	212.3	212.1

Basic:
Earnings (loss) from continuing operations per share	$(1.31)	$0.07
Loss from discontinued operations per share	(0.46)	(0.13)
Loss per share	$(1.77)	$(0.06)

Diluted:
Earnings (loss) from continuing operations per share	$(1.31)	$0.07
Loss from discontinued operations per share	(0.46)	(0.12)
Loss per share	$(1.77)	$(0.05)

Recent Accounting Pronouncements

Adopted During the Three Months Ended March 31, 2024

On January 1, 2024, the Company adopted the rollforward disclosure requirement of Accounting Standards Update (ASU) No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new guidance improves the transparency of supplier finance programs by requiring that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of its financial statements to understand the program's nature, activity during the period, changes from period to period and potential effect on an entity's financial statements. The requirement to disclose rollforward information was effective prospectively for the Company as of January 1, 2024. The impact of adopting this new guidance was not material to the condensed consolidated financial statements and related disclosure.

Issued but Not Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid to be disaggregated by jurisdiction. The guidance is effective for the Company on a prospective basis, although retrospective application is permitted, as of January 1, 2025 for the annual period. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the condensed consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance is expected to improve reportable segment disclosure requirements primarily through enhanced disclosures for significant segment expenses. The guidance is effective for the Company on a retrospective basis as of January 1, 2024 for the annual period and January 1, 2025 for the interim periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the condensed consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

2. DISCONTINUED OPERATIONS

On January 9, 2024, the Company completed the sale of the Home business to Vantiva pursuant to the Call Option Agreement entered into on October 2, 2023 and the Purchase Agreement dated as of December 7, 2023, in exchange for (i) 134,704,669 shares of Vantiva common stock representing a 24.73% equity stake in Vantiva (determined on a fully diluted basis), (ii) $250,465 in cash (in addition to cash paid in exchange for the cash on the Home business companies’ balance sheets) and (iii) an earn-out of up to $100 million in the aggregate. The earn-out payments are contingent upon Vantiva achieving adjusted EBITDA equal to or greater than €400 million for one or more of Vantiva’s first five fiscal years following the closing of the transaction. The earn-out payment with respect to any fiscal year will be subject to an additional annual cap, the amount of which will depend on certain elections made by the Company following Vantiva reaching the €400 million adjusted EBITDA threshold for the first time, and on Vantiva’s maintenance of certain liquidity levels (after giving effect to such payment).

In the fourth quarter of 2023, the Home business qualified as “held for sale” per ASC 360-10 and was classified as a discontinued operation per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. As such, activity directly attributable to the Home business has been removed from continuing operations and presented in loss from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for all periods presented. In addition, all assets and liabilities of the Home business were classified as assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2023, and in connection with the “held for sale” classification, the Company recognized a loss on classification as held for sale of $177.0 million in the fourth quarter of 2023. Upon the closing of the transaction on January 9, 2024, the Company recognized an additional loss of $69.8 million, which was included in loss from of discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024.

In conjunction with the closing of the transaction, the Company entered into a transition service agreement (TSA) with Vantiva (Vantiva TSA), whereby the Company provides and receives certain post-closing support on a transitional basis which are included in continuing operations in transition service agreement income. The terms of the Vantiva TSA vary based on the services provided thereunder, with the longest such term having a duration of sixteen months. The Vantiva TSA provides options to extend services for up to two renewal terms of three months each. Following the closing of the transaction, the Company also entered into a Supply Agreement with Vantiva (Vantiva Supply Agreement), whereby the Company sells certain retained inventory at cost, or market price if below cost, for a period of two years. The Company’s investment in Vantiva is accounted for using the equity method of accounting, and the carrying value of the investment is included in other noncurrent assets in the Condensed Consolidated Balance Sheet. The Company's proportionate share of income or loss on the equity investment will be recorded in discontinued operations in the Condensed Consolidated Statements of Operations on a one-quarter lag basis. As such, no income or loss on the equity investment in Vantiva was recorded in the first quarter of 2024. The investment in the ordinary shares is subject to a lock-up period, until the earlier of eighteen months, or the occurrence of a change of control or the entry into an agreement that would result in a change of control, following closing.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the summarized components of loss from discontinued operations, net of income taxes:

	Three Months Ended
	March 31,
	2024	2023
Net sales	$10.7	$337.1
Cost of sales (1)	23.7	275.5
Gross profit (loss)	(13.0)	61.6
Operating expenses:
Selling, general and administrative	11.6	31.5
Research and development	0.2	27.9
Amortization of purchased intangible assets	6.4	25.8
Restructuring costs, net	—	7.0
Total operating expenses	18.2	92.2
Operating loss	(31.2)	(30.6)
Other income, net	—	0.4
Loss from operations of discontinued Home business before income taxes	(31.2)	(30.2)
Loss on disposal of Home business before income taxes	(48.3)	—
Income tax (expense) benefit	(17.6)	3.8
Loss from discontinued operations, net of income taxes	$(97.1)	$(26.4)
(1)
Cost of sales includes a charge of $19.5 million for excess and obsolete inventory related to the Home business during the three months ended March 31, 2024.

The following table presents balance sheet information for assets and liabilities held for sale:

December 31, 2023
Accounts receivable, net	$253.6
Inventories, net	118.4
Prepaid expenses and other	23.9
Other assets	59.7
Total current assets	455.6
Loss on classification of held for sale	(177.0)
Total current assets held for sale	$278.6

Accounts payable	$192.5
Accrued and other liabilities	101.7
Other liabilities	13.0
Total current liabilities held for sale	$307.2

The following table presents the details of the loss on disposal of Home business:

January 9, 2024
Consideration received (net of cash acquired):
Fair value of shares issued to seller	$17.0
Total disposal consideration	17.0
Carrying value of net assets sold	(37.9)
Loss on disposal of Home business before income taxes and reclassification of foreign currency translation	(20.9)
Reclassification of foreign currency translation	(27.4)
Loss on disposal of Home business before income taxes	(48.3)
Income tax expense	(21.5)
Loss on disposal of Home business, net of income taxes	$(69.8)

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The cash flows related to discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows, and accordingly, they include the results from continuing and discontinued operations. The following table summarizes significant non-cash operating items of the discontinued operations included in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2024	2023
Loss on disposal of Home business	$48.3	$—
Depreciation and amortization	6.4	29.1

3. GOODWILL

The following table presents the activity in goodwill by reportable segment:

	December 31, 2023			Activity	March 31, 2024
	Goodwill	Accumulated Impairment Losses	Total	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
CCS	$2,291.0	$(150.6)	$2,140.4	$(10.0)	$2,281.0	$(150.6)	$2,130.4
OWN	662.7	(159.5)	503.2	(2.4)	660.3	(159.5)	500.8
NICS	650.6	(41.2)	609.4	(1.4)	649.2	(41.2)	608.0
ANS	1,995.4	(1,734.0)	261.4	(0.2)	1,995.2	(1,734.0)	261.2
Total	$5,599.7	$(2,085.3)	$3,514.4	$(14.0)	$5,585.7	$(2,085.3)	$3,500.4

Goodwill at December 31, 2023 reflects the reorganization of the Company's segment structure, as disclosed in Note 1. As a result of the new segment structure and certain other intrasegment realignments, as of January 1, 2024, the Company assessed goodwill for impairment due to changes in the composition of certain reporting units. The Company performed impairment testing immediately before the change and after the change once goodwill was reallocated and determined that no goodwill impairment existed.

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

See Note 8 for the presentation of net sales by segment and geographic region.

Allowance for Doubtful Accounts

	Three Months Ended
	March 31,
	2024	2023
Allowance for doubtful accounts, beginning of period	$32.2	$50.1
Provision (benefit)	0.3	(0.5)
Write-offs	(2.1)	(0.2)
Foreign exchange and other	(0.4)	0.2
Allowance for doubtful accounts, end of period	$30.0	$49.6

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers:

Contract Balance Type	Balance Sheet Location	March 31, 2024	December 31, 2023
Unbilled accounts receivable	Accounts receivable, net of allowance for doubtful accounts	$22.5	$16.8

Deferred revenue - current	Accrued and other liabilities	$111.1	$85.4
Deferred revenue - noncurrent	Other noncurrent liabilities	71.1	70.6
Total contract liabilities		$182.2	$156.0

There were no material changes to contract asset balances for the three months ended March 31, 2024 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2023 to March 31, 2024 was primarily due to upfront support billings to be recognized over the support term. During the three months ended March 31, 2024, the Company recognized $30.1 million of revenue related to contract liabilities recorded as of December 31, 2023.

5. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	March 31, 2024	December 31, 2023
Accounts receivable - trade	$854.2	$826.9
Accounts receivable - other	12.7	20.5
Allowance for doubtful accounts	(30.0)	(32.2)
Total accounts receivable, net	$836.9	$815.2

Inventories

	March 31, 2024	December 31, 2023
Raw materials	$540.9	$551.4
Work in process	180.7	165.6
Finished goods	322.5	362.7
Total inventories, net	$1,044.1	$1,079.7

Accrued and Other Liabilities

	March 31, 2024	December 31, 2023
Compensation and employee benefit liabilities	$134.0	$178.6
Deferred revenue	111.1	85.4
Accrued interest	57.0	113.2
Operating lease liabilities	36.8	36.5
Product warranty accrual	26.3	26.0
Restructuring liabilities	9.1	11.7
Other	188.0	182.9
Total accrued and other liabilities	$562.3	$634.3

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Operating Lease Information

	Balance Sheet Location	March 31, 2024	December 31, 2023
Right of use assets	Other noncurrent assets	$153.8	$157.2

Lease liabilities - current	Accrued and other liabilities	$36.8	$36.5
Lease liabilities - noncurrent	Other noncurrent liabilities	135.0	139.9
Total lease liabilities		$171.8	$176.4

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended
	March 31,
	2024	2023
Foreign currency translation
Balance at beginning of period	$(232.4)	$(270.3)
Other comprehensive income (loss)	(32.6)	20.4
Amounts reclassified from AOCL	27.4	—
Balance at end of period	$(237.6)	$(249.9)

Defined benefit plan activity
Balance at beginning of period	$(14.9)	$(14.8)
Other comprehensive loss	(0.2)	(0.1)
Balance at end of period	$(15.1)	$(14.9)

Hedging instruments
Balance at beginning of period	$(19.4)	$(11.2)
Other comprehensive income (loss)	6.8	(1.5)
Balance at end of period	$(12.6)	$(12.7)
Net AOCL at end of period	$(265.3)	$(277.5)

During the three months ended March 31, 2024, the amount reclassified from net AOCL related to foreign currency translation was recorded in the loss on disposal of the Home business, included in loss from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations.

Cash Flow Information

	Three Months Ended
	March 31,
	2024	2023
Cash paid during the period for:
Income taxes, net of refunds	$13.4	$20.7
Interest	217.8	219.8
Non-cash investing activities:
Equity method investment from divestiture	17.0	—

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

6. FINANCING

	March 31, 2024	December 31, 2023
7.125% senior notes due July 2028	$641.6	$641.6
5.00% senior notes due March 2027	750.0	750.0
8.25% senior notes due March 2027	866.9	866.9
6.00% senior notes due June 2025	1,274.6	1,274.6
4.75% senior secured notes due September 2029	1,250.0	1,250.0
6.00% senior secured notes due March 2026	1,500.0	1,500.0
Senior secured term loan due April 2026	3,056.0	3,064.0
Senior secured revolving credit facility	—	—
Total principal amount of debt	9,339.1	9,347.1
Less: Original issue discount, net of amortization	(10.3)	(11.5)
Less: Debt issuance costs, net of amortization	(52.2)	(57.0)
Less: Current portion	(32.0)	(32.0)
Total long-term debt	$9,244.6	$9,246.6

See Note 8 within the Company’s audited consolidated financial statements included in the 2023 Annual Report for additional information on the terms and conditions of the Company’s debt obligations.

Senior Secured Credit Facilities

During the three months ended March 31, 2024, the Company made the quarterly scheduled amortization payment of $8.0 million on the Company's senior secured term loan due 2026 (the 2026 Term Loan). The current portion of long-term debt reflects $32.0 million of repayments due under the 2026 Term Loan.

As of March 31, 2024, the Company did not reflect any portion of the 2026 Term Loan as a current portion of long-term debt related to the potentially required excess cash flow payment because the amount that may be payable in 2024, if any, cannot currently be reliably estimated. There is no excess cash flow payment required in 2024 related to 2023.

During the three months ended March 31, 2024, the Company did not borrow under the Revolving Credit Facility. As of March 31, 2024, the Company had no outstanding borrowings under the Revolving Credit Facility and had availability of $550.5 million, after giving effect to borrowing base limitations and outstanding letters of credit.

Other Matters

The Company’s non-guarantor subsidiaries held $2,559 million, or 30%, of total assets and $629 million, or 6%, of total liabilities as of March 31, 2024 and accounted for $356 million, or 30%, of net sales for the three months ended March 31, 2024. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 7.21% and 7.22% as of March 31, 2024 and December 31, 2023, respectively.

7. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate swap contracts and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of March 31, 2024 and December 31, 2023 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts were based on indicative quotes.

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

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts as of March 31, 2024 and December 31, 2023, are as follows:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$3.8	$3.8	$8.7	$8.7	Level 2
Interest rate swap contracts	1.5	1.5	—	—	Level 2
Liabilities:
7.125% senior notes due 2028	$641.6	$250.2	$641.6	$301.6	Level 2
5.00% senior notes due 2027	750.0	285.0	750.0	312.2	Level 2
8.25% senior notes due 2027	866.9	398.8	866.9	454.9	Level 2
6.00% senior notes due 2025	1,274.6	1,099.3	1,274.6	1,038.8	Level 2
4.75% senior secured notes due 2029	1,250.0	893.8	1,250.0	840.6	Level 2
6.00% senior secured notes due 2026	1,500.0	1,370.6	1,500.0	1,327.5	Level 2
Senior secured term loan due 2026	3,056.0	2,781.0	3,064.0	2,742.3	Level 2
Foreign currency contracts	7.2	7.2	3.6	3.6	Level 2
Interest rate swap contracts	—	—	8.0	8.0	Level 2

Non-Recurring Fair Value Measurements

During the quarter ended March 31, 2024, the Company recognized a loss on impairment of unutilized real estate within restructuring costs (credits), net on the Condensed Consolidated Statements of Operations. In addition, the Company recorded a loss on disposal of the Home business in loss from discontinued operations, net of income taxes on the Condensed Consolidated Statements of Operations. The fair values were determined using Level 1 and Level 3 valuation inputs which included contractual payment amounts and market comparable information. See Notes 2 and 9 in these unaudited condensed consolidated financial statements.

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

8. SEGMENTS AND GEOGRAPHIC INFORMATION

As a result of the divestiture of the Home business, the Company is reporting financial performance based on the following remaining four operating segments: CCS, OWN, NICS and ANS. As of January 1, 2024, management shifted certain product lines from the Company's CCS segment to its ANS segment to better align with how the businesses are being managed. For all periods presented, amounts have been recast to reflect these operating segment changes.

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

The following table provides summary financial information by reportable segment:

	March 31, 2024	December 31, 2023
Identifiable segment-related assets:
CCS	$3,639.0	$3,597.8
OWN	996.8	993.8
NICS	1,265.4	1,271.5
ANS	1,834.0	1,957.0
Total identifiable segment-related assets	7,735.2	7,820.1
Reconciliation to total assets:
Cash and cash equivalents	357.2	543.8
Deferred income tax assets	480.2	615.6
Home business assets	81.0	113.8
Assets held for sale	—	278.6
Total assets	$8,653.6	$9,371.9

The Home business assets line item above reflects certain assets retained by the Company related to the Home business, with the primary asset being net inventory in the amount of $60.8 million and $88.0 million as of March 31, 2024 and December 31, 2023, respectively. The Company entered into the Vantiva Supply Agreement, whereby the Company will sell the retained inventory to Vantiva at cost, or market price if below cost, for a period of two years following the close of the transaction.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment:

	Three Months Ended
	March 31,
	2024	2023
Net sales:
CCS	$604.7	$821.1
OWN	196.0	258.4
NICS	180.3	284.5
ANS	187.4	300.4
Consolidated net sales	$1,168.4	$1,664.4

Segment adjusted EBITDA:
CCS	$95.1	$151.0
OWN	44.3	59.5
NICS	(1.1)	58.0
ANS	14.7	46.7
Corporate and other	—	(1.5)
Total segment adjusted EBITDA	153.0	313.7
Amortization of intangible assets	(74.2)	(100.6)
Restructuring (costs) credits, net	(30.6)	11.1
Equity-based compensation	(11.2)	(12.4)
Transaction, transformation and integration costs	(8.5)	(0.3)
Acquisition accounting adjustments	(0.1)	(0.5)
Depreciation	(25.5)	(27.9)
Consolidated operating income	$2.9	$183.1

Depreciation expense:
CCS	$13.8	$15.2
OWN	2.7	3.2
NICS	3.1	3.4
ANS	5.9	5.9
Corporate and other	—	0.2
Consolidated depreciation expense	$25.5	$27.9

Additions to property, plant and equipment:
CCS	$3.6	$8.6
OWN	0.6	1.3
NICS	0.6	1.0
ANS	1.1	2.1
Corporate and other	—	0.7
Consolidated additions to property, plant and equipment	$5.9	$13.7

The corporate and other line item above reflects general corporate costs that were previously allocated to the Home segment. These indirect expenses have been classified as continuing operations for the prior year period, since the costs were not directly attributable to the discontinued operations of the Home business. Beginning in the first quarter of 2024, these costs have been reallocated to the Company's remaining segments and are partially offset by income from the Vantiva TSA.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 35.2% of total net sales for the three months ended March 31, 2024, compared to 31.1% of total net sales for the three months ended March 31, 2023. Sales by geographic region, based on the destination of product shipments or service provided, were as follows:

	Three Months Ended March 31, 2024
	CCS	OWN	NICS	ANS	Total
Geographic Region:
United States	$388.2	$121.5	$107.2	$140.2	$757.1
Europe, Middle East and Africa	99.2	47.1	45.0	12.2	203.5
Asia Pacific	84.1	22.4	20.5	8.5	135.5
Caribbean and Latin America	23.5	3.4	4.8	16.0	47.7
Canada	9.7	1.6	2.8	10.5	24.6
Consolidated net sales	$604.7	$196.0	$180.3	$187.4	$1,168.4

	Three Months Ended March 31, 2023
	CCS	OWN	NICS	ANS	Total
Geographic Region:
United States	$562.9	$184.7	$174.7	$225.3	$1,147.6
Europe, Middle East and Africa	113.4	47.8	70.0	33.4	264.6
Asia Pacific	90.0	20.3	29.2	5.0	144.5
Caribbean and Latin America	37.4	3.2	7.1	21.7	69.4
Canada	17.4	2.4	3.5	15.0	38.3
Consolidated net sales	$821.1	$258.4	$284.5	$300.4	$1,664.4

9. RESTRUCTURING COSTS (CREDITS), NET

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

The Company’s net pretax restructuring activity included in restructuring costs (credits), net on the Condensed Consolidated Statements of Operations, by segment, was as follows:

	Three Months Ended
	March 31,
	2024	2023
CCS	$0.3	$(14.9)
OWN	0.1	—
NICS	1.2	1.9
ANS	29.0	1.4
Corporate and other	—	0.5
Total	$30.6	$(11.1)

The corporate and other line item above reflects general corporate restructuring costs that were previously allocated to the Home segment. These indirect expenses have been classified as continuing operations for the prior year period presented, since the costs were not directly attributable to the discontinued operations of the Home business. Beginning in the first quarter of 2024, these costs have been reallocated to the Company’s remaining segments.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	March 31, 2024	December 31, 2023
Accrued and other liabilities	$9.1	$11.7
Other noncurrent liabilities	—	0.1
Total restructuring liabilities	$9.1	$11.8

CommScope NEXT Restructuring Actions

In the first quarter of 2021, the Company announced and began implementing a business transformation initiative called CommScope NEXT. This initiative is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. The activity within the liability established for CommScope NEXT restructuring actions was as follows:

	Employee-Related Costs	Other	Total
Balance at December 31, 2023	$11.7	$—	$11.7
Additional expense, net	6.4	24.1	30.5
Cash paid	(9.0)	(0.3)	(9.3)
Foreign exchange and other non-cash items	—	(23.8)	(23.8)
Balance at March 31, 2024	$9.1	$—	$9.1

CommScope NEXT actions to date have included the closure of manufacturing, administration and warehouse facilities, as well as headcount reductions in other manufacturing locations and engineering, marketing, sales and administrative functions, and asset impairments associated with restructuring-related actions. During the three months ended March 31, 2024, additional expenses were recorded for employee-related costs for severance. Other costs included the impairment of idled administration and engineering facilities during the three months ended March 31, 2024.

The Company has recognized restructuring charges of $205.0 million to date related to CommScope NEXT actions. The Company expects to make cash payments of $9.1 million during the remainder of 2024 to settle CommScope NEXT restructuring actions. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

10. SERIES A CONVERTIBLE PREFERRED STOCK

On April 4, 2019, the Company issued and sold 1,000,000 shares of the Convertible Preferred Stock to Carlyle for $1.0 billion, or $1,000 per share, pursuant to an Investment Agreement between the Company and Carlyle, dated November 8, 2018. The Convertible Preferred Stock is convertible, at the option of the holders, at any time into shares of CommScope common stock at an initial conversion rate of 36.3636 shares of common stock per share of the Convertible Preferred Stock (equivalent to $27.50 per common share). The conversion rate is subject to customary antidilution and other adjustments. As of March 31, 2024, the Company had authorized 1,400,000 shares of the Convertible Preferred Stock.

Holders of the Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. Dividends can be paid in cash, in-kind through the issuance of additional shares of the Convertible Preferred Stock or any combination of the two, at the Company’s option. The Company paid dividends in-kind of $16.0 million and $15.1 million during the three months ended March 31, 2024 and 2023, respectively, which were recorded as additional Convertible Preferred Stock in the Condensed Consolidated Balance Sheets.

11. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

As of March 31, 2024, $59.7 million of total unrecognized compensation expense related to unvested stock options, restricted stock units (RSUs) and performance share units (PSUs) is expected to be recognized over a remaining weighted average period of 1.8 years. There were no significant capitalized equity-based compensation costs at March 31, 2024.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table shows a summary of the equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2024	2023
Selling, general and administrative	8.2	7.8
Research and development	1.9	3.0
Cost of sales	1.1	1.6
Total equity-based compensation expense	$11.2	$12.4

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period of generally three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in millions, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at December 31, 2023	11.5	$6.62
Granted	1.5	$1.14
Forfeited	(0.3)	$6.42
Non-vested share units at March 31, 2024	12.7	$5.96

Performance Share Units

PSUs are stock awards in which the number of shares ultimately received by the employee depends on achievement towards a performance measure. Certain of CommScope’s PSUs have an internal performance measure while others have a market condition performance measure. PSUs generally vest over a three-year period. No PSUs were granted in the first quarter of 2024.

The following table summarizes the PSU activity (in millions, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at December 31, 2023	6.4	$6.59
Forfeited	(0.3)	$14.49
Non-vested share units at March 31, 2024	6.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report).

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

CommScope NEXT

Since 2021, we have been engaged in a transformation initiative referred to as CommScope NEXT, which is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We believe these efforts are critical to making us more competitive and allowing us to invest in growth, de-leverage our indebtedness and maximize stockholder and other stakeholder value in the future. In 2022, CommScope NEXT generated positive impacts on net sales, profitability and cash flow from our execution on pricing initiatives, capacity expansion and operational efficiencies. In 2023, we experienced headwinds related to a slow-down in spending by our customers as discussed further below, but we continued to execute under CommScope NEXT to improve our profitability and cash flows by continuing to drive operational efficiencies and focusing on portfolio optimization. In the first quarter of 2024, we continued to focus on driving operational efficiencies and other cost savings initiatives as well as portfolio optimization, all of which should enable us to take advantage of the expected recovery in demand in the second half of 2024. To that end, we incurred $30.6 million of net restructuring costs and $8.5 million of transaction, transformation and integration costs during the three months ended March 31, 2024, respectively, primarily related to CommScope NEXT initiatives. We expect to continue to incur such costs during the remainder of 2024 as we continue executing on CommScope NEXT initiatives, and the resulting charges and cash requirements could be material.

On January 9, 2024, we completed the sale of our Home Networks (Home) segment and substantially all of the associated segment assets and liabilities (Home business) to Vantiva SA (Vantiva) pursuant to the Call Option Agreement entered into on October 2, 2023 and the Purchase Agreement dated as of December 7, 2023. In the fourth quarter of 2023, we determined the sale of our Home business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with accounting guidance. All prior period amounts have been recast to reflect the discontinuation of our Home business. Unless otherwise noted, the following discussions relate solely to our continuing operations. For further discussion of the discontinued operation related to our Home business, see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

The results of our recast continuing operations do not align with our historical “Core” measures, which excluded the Home segment. Our continuing operations results for the prior year period include general corporate costs that were previously allocated to the Home segment. These indirect costs, reflected on the corporate and other line item within our segment information below, are classified as continuing operations for the prior year period presented, since they were not directly attributable to the discontinued operations of the Home segment. Beginning in the first quarter of 2024, these costs have been reallocated to our remaining segments and partially offset by income from our transition services agreement with Vantiva.

As a result of the divestiture of the Home business, we are now reporting financial performance based on the following remaining four operating segments, which excludes our Home business: Connectivity and Cable Solutions (CCS), Outdoor Wireless Networks (OWN), Networking, Intelligent Cellular and Security Solutions (NICS) and Access Network Solutions (ANS). For the prior year period presented, amounts have been recast to reflect these operating segment changes.

As of January 1, 2024, we shifted certain product lines from our CCS segment to our ANS segment to better align with how the businesses are being managed. All prior period amounts have been recast to reflect these operating segment changes.

Impacts of Current Economic Conditions

In 2023, macroeconomic factors such as higher interest rates, inflation and concerns about a global economic slow-down softened demand for our products, with certain customers reducing purchases as they right-size their inventories and others pausing capital spending. This industry recession has continued to negatively impact our net sales in all segments for the first quarter of 2024. We currently do not expect to begin to see a recovery in demand until the second half of 2024.

In 2023, we began implementing additional cost savings initiatives to improve profitability, and we continued to implement further initiatives during the three months ended March 31, 2024. These initiatives should enable us to take advantage of the expected recovery in demand in the second half of 2024. If the expected recovery in demand of our products does not occur in 2024, our outlook will be materially impacted.

For more discussion on risks related to our customers, see Part I, Item 1A, “Risk Factors” in our 2023 Annual Report.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies as disclosed in our 2023 Annual Report.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 WITH THE THREE MONTHS ENDED MARCH 31, 2023

	Three Months Ended
	March 31,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,168.4	100.0%	$1,664.4	100.0%	$(496.0)	(29.8)%
Gross profit	402.2	34.4	630.2	37.9	(228.0)	(36.2)
Operating income	2.9	0.2	183.1	11.0	(180.2)	(98.4)
Non-GAAP adjusted EBITDA (1)	153.0	13.1	313.7	18.8	(160.7)	(51.2)
Income (loss) from continuing operations	(262.1)	(22.4)	29.8	1.8	(291.9)	(979.5)
Diluted earnings (loss) from continuing operations per share	$(1.31)		$0.07		$(1.38)	(1,971.4)
(1)
See “Reconciliation of Non-GAAP Measures” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Net sales

	Three Months Ended
	March 31,			%
	2024	2023	Change	Change
	(dollars in millions)
Net sales	$1,168.4	$1,664.4	$(496.0)	(29.8)%
Domestic	757.1	1,147.6	(390.5)	(34.0)
International	411.3	516.8	(105.5)	(20.4)

Net sales for the three months ended March 31, 2024 decreased $496.0 million, or 29.8%, compared to the prior year period primarily driven by decreased sales volumes as certain customers have continued their reduced purchasing as they right-size their inventories and others have continued their pause in capital spending. The decrease in net sales for the three months ended March 31, 2024 was driven by lower net sales of $216.4 million in the CCS segment, $113.0 million in the ANS segment, $104.2 million in the NICS segment and $62.4 million in the OWN segment. For further details by segment, see “Segment Results” below.

From a regional perspective, for the three months ended March 31, 2024 compared to the prior year period, net sales decreased in the U.S. by $390.5 million, the Europe, Middle East and Africa (EMEA) region by $61.1 million, the Caribbean and Latin American (CALA) region by $21.7 million, Canada by $13.7 million and the Asia Pacific (APAC) region by $9.0 million. Net sales to customers located outside of the U.S. comprised 35.2% and 31.1% of total net sales for the three months ended March 31, 2024 and 2023, respectively. Foreign exchange rate changes did not have a material impact on our net sales during the three months ended March 31, 2024. For additional information on regional sales by segment, see “Segment Results” below and Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Gross profit, TSA income, SG&A expense and R&D expense

	Three Months Ended
	March 31,			%
	2024	2023	Change	Change
	(dollars in millions)
Gross profit	$402.2	$630.2	$(228.0)	(36.2)%
As a percent of sales	34.4%	37.9%
TSA income	9.6	—	9.6	NM
As a percent of sales	0.8%	NM
SG&A expense	199.7	232.0	(32.3)	(13.9)
As a percent of sales	17.1%	13.9%
R&D expense	104.4	125.6	(21.2)	(16.9)
As a percent of sales	8.9%	7.5%

NM – Not meaningful

Gross profit (net sales less cost of sales)

Gross profit decreased by $228.0 million for the three months ended March 31, 2024 compared to the prior year period primarily due to lower net sales volumes, partially offset by favorable product mix and lower material costs.

Transition service agreement income

Transition service agreement (TSA) income is related to the TSA we entered into with Vantiva in conjunction with the closing of the transaction to divest of the Home business in January 2024. Under the TSA agreement, we are providing (and in some instances receiving) certain post-closing support on a transitional basis. The TSA has varying terms for duration up to sixteen months, depending on the service, and provides for options to extend services for up to two renewal terms of three months each. The majority of the services are expected to cease by the end of 2024.

Selling, general and administrative expense

For the three months ended March 31, 2024, selling, general and administrative (SG&A) expense decreased by $32.3 million compared to the prior year period primarily due to cost savings initiatives and lower variable incentive compensation expense of $4.3 million. During the three months ended March 31, 2024, these favorable impacts were partially offset by higher transaction, transformation and integration costs of $8.2 million due to ongoing CommScope NEXT initiatives. We expect to continue to incur these costs during the remainder of 2024, and the resulting charges and cash requirements could be material.

Research and development expense

Research and development (R&D) expense decreased by $21.2 million for the three months ended March 31, 2024 compared to the prior year period primarily due to lower spending across all segments. R&D activities generally involve ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and Restructuring costs (credits), net

	Three Months Ended
	March 31,			%
	2024	2023	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$74.2	$100.6	$(26.4)	(26.2)%
Restructuring costs (credits), net	30.6	(11.1)	41.7	NM

NM – Not meaningful

Amortization of purchased intangible assets

For the three months ended March 31, 2024, amortization of purchased intangible assets was lower compared to the prior year period because certain of our intangible assets became fully amortized.

Restructuring costs (credits), net

The net restructuring costs recorded during the three months ended March 31, 2024 and 2023 were primarily related to CommScope NEXT. For the three months ended March 31, 2024, our restructuring costs were $30.6 million, and we paid $9.3 million to settle restructuring liabilities. We expect to pay an additional $9.1 million during the remainder of 2024 related to restructuring actions that have been initiated. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

Other income (expense), net

	Three Months Ended
	March 31,			%
	2024	2023	Change	Change
	(dollars in millions)
Foreign currency loss	$(0.8)	$(1.7)	$0.9	(52.9)%
Other income (expense), net	(0.3)	7.0	(7.3)	(104.3)

Foreign currency loss

Foreign currency loss includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The change in foreign currency loss for the three months ended March 31, 2024 compared to the prior year period was primarily driven by certain unhedged currencies.

Other income (expense), net

The change in other income (expense), net for the three months ended March 31, 2024 compared to the prior year period was primarily driven by a gain of $7.5 million on the early extinguishment of debt related to our debt repurchases in the prior year period. There were no debt repurchases during the three months ended March 31, 2024.

Interest expense, Interest income and Income taxes

	Three Months Ended
	March 31,			%
	2024	2023	Change	Change
	(dollars in millions)
Interest expense	$(167.7)	$(165.1)	$(2.6)	1.6%
Interest income	3.6	2.5	1.1	44.0
Income tax (expense) benefit	(99.8)	4.0	(103.8)	(2,595.0)

Interest expense and Interest income

The increase in interest expense for the three months ended March 31, 2024 compared to the prior year period was driven by the increased variable interest rate on our senior secured term loan due 2026 (2026 Term Loan) as a result of the Federal Reserve’s increases in interest rates. Our weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 7.21% at March 31, 2024, 7.22% at December 31, 2023 and 7.06% at March 31, 2023.

Our interest expense and payments on our variable rate debt will continue to increase if the Federal Reserve increases interest rates in 2024. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” in our 2023 Annual Report for further discussion of our interest rate risk.

Income tax (expense) benefit

For the three months ended March 31, 2024, we recognized income tax expense of $99.8 million on a pretax loss of $162.3 million. Our tax expense for the three months ended March 31, 2024, was unfavorably impacted by additional valuation allowance related to current year federal and state interest limitation carryforwards and U.S. anti-deferral provisions, partially offset by tax benefits related to federal tax credits.

For the three months ended March 31, 2023, we recognized an income tax benefit of $4.0 million on pretax income of $25.8 million. This tax benefit was primarily due to a reduction in tax expense of $8.3 million related to the release of various uncertain tax positions, partially offset by the unfavorable impacts of U.S. anti-deferral provisions and non-creditable withholding taxes.

Segment Results

	Three Months Ended
	March 31,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$604.7	51.8%	$821.1	49.3%	$(216.4)	(26.4)%
OWN	196.0	16.8	258.4	15.5	(62.4)	(24.1)
NICS	180.3	15.4	284.5	17.1	(104.2)	(36.6)
ANS	187.4	16.0	300.4	18.0	(113.0)	(37.6)
Consolidated net sales	$1,168.4	100.0%	$1,664.4	100.0%	$(496.0)	(29.8)%

Operating income (loss) by segment:
CCS	$58.0	9.6%	$127.9	15.6%	$(69.9)	(54.7)%
OWN	33.6	17.1	49.2	19.0	(15.6)	(31.7)
NICS	(23.0)	(12.8)	34.9	12.3	(57.9)	(165.9)
ANS	(65.7)	(35.1)	(25.7)	(8.6)	(40.0)	NM
Corporate and other (1)	—	NM	(3.2)	NM	3.2	NM
Consolidated operating income	$2.9	0.2%	$183.1	11.0%	$(180.2)	(98.4)%

Adjusted EBITDA by segment:
CCS	$95.1	15.7%	$151.0	18.4%	$(55.9)	(37.0)%
OWN	44.3	22.6	59.5	23.0	(15.2)	(25.5)
NICS	(1.1)	(0.6)	58.0	20.4	(59.1)	(101.9)
ANS	14.7	7.8	46.7	15.5	(32.0)	(68.5)
Corporate and other (1)	—	NM	(1.5)	NM	1.5	NM
Non-GAAP consolidated adjusted EBITDA (2)	$153.0	13.1%	$313.7	18.8%	$(160.7)	(51.2)%

NM – Not meaningful

(1)
The prior year period includes general corporate costs that were previously allocated to the Home segment. These indirect costs have been classified as continuing operations for the prior year period, since they were not directly attributable to the discontinued operations of the Home segment. Beginning in the first quarter of 2024, these costs have been reallocated to our remaining segments and partially offset by income from our transition service agreement with Vantiva.
(2)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Connectivity and Cable Solutions Segment

Net sales for the CCS segment decreased for the three months ended March 31, 2024 compared to the prior year period primarily due to lower sales volumes as certain customers have paused spending as they right-size their inventory levels. From a regional perspective, for the three months ended March 31, 2024, net sales decreased in the U.S. by $174.7 million, the EMEA region by $14.2 million, the CALA region by $13.9 million, Canada by $7.7 million and the APAC region by $5.9 million compared to the prior year period. Foreign exchange rate changes did not have a material impact on our CCS net sales during the three months ended March 31, 2024.

For the three months ended March 31, 2024, CCS segment operating income and adjusted EBITDA decreased compared to the prior year period primarily due to lower sales volumes, partially offset by lower SG&A costs, favorable product mix and lower material and R&D costs. The reductions in SG&A costs impacting both operating income and adjusted EBITDA were primarily due to cost savings initiatives. CCS segment operating income for the three months ended March 31, 2023 was also favorably impacted by a $20.2 million gain in restructuring costs related to the sale of an international manufacturing facility. Restructuring costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Outdoor Wireless Networks Segment

For the three months ended March 31, 2024, OWN segment net sales decreased compared to the prior year period primarily due to lower sales volumes as a result of reductions in spending by certain North American operators. From a regional perspective, for the three months ended March 31, 2024, OWN segment net sales decreased in the U.S. by $63.2 million, Canada by $0.8 million and the EMEA region by $0.7 million, but increased in the APAC region by $2.1 million and the CALA region by $0.2 million compared to the prior year period. Foreign exchange rate changes did not have a material impact on our OWN net sales during the three months ended March 31, 2024.

For the three months ended March 31, 2024, OWN segment operating income and adjusted EBITDA decreased compared to the prior year period primarily due to lower sales volumes partially offset by lower SG&A costs. The reductions in SG&A costs impacting both operating income and adjusted EBITDA were primarily due to cost savings initiatives. See “Reconciliation of Segment Adjusted EBITDA” below.

Networking, Intelligent Cellular and Security Solutions Segment

For the three months ended March 31, 2024, NICS segment net sales decreased compared to the prior year period primarily due to lower sales volumes of our Ruckus products. From a regional perspective, for the three months ended March 31, 2024, NICS segment net sales decreased in the U.S. by $67.5 million, the EMEA region by $25.0 million, the APAC region by $8.7 million, the CALA region by $2.3 million and Canada by $0.7 million compared to the prior year period. Foreign exchange rate changes did not have a material impact on our NICS net sales during the three months ended March 31, 2024.

For the three months ended March 31, 2024, NICS segment operating loss increased and adjusted EBITDA decreased compared to the prior year period primarily due to lower sales volumes and lower pricing, partially offset by favorable product mix and lower R&D and SG&A costs. The reductions in SG&A costs impacting both operating income and adjusted EBITDA were primarily due to cost savings initiatives. See “Reconciliation of Segment Adjusted EBITDA” below.

Access Network Solutions Segment

For the three months ended March 31, 2024, net sales decreased in the ANS segment due to lower sales volumes compared to the prior year period primarily due to lower sales volumes as certain customers have paused spending as they right-size their inventory levels. From a regional perspective, for the three months ended March 31, 2024, ANS segment net sales decreased in the U.S. by $85.1 million, the EMEA region by $21.2 million, the CALA region by $5.7 million and Canada by $4.5 million, but increased in the APAC region by $3.5 million compared to the prior year period. Foreign exchange rate changes did not have a material impact on our ANS net sales during the three months ended March 31, 2024.

For the three months ended March 31, 2024, ANS segment operating loss increased and adjusted EBITDA decreased compared to the prior year period primarily due to lower sales volumes but benefited from lower freight, favorable product mix and lower SG&A and R&D costs compared to the prior year period. The reductions in SG&A costs impacting both operating income and adjusted EBITDA were primarily due to cost savings initiatives. For the three months ended March 31, 2024, ANS segment operating loss was negatively impacted by increases of $27.6 million in restructuring costs and $4.8 million in transaction, transformation and integration costs. These negative impacts were partially offset by a reduction of $23.9 million in amortization expense. Restructuring costs, transaction, transformation and integration costs and amortization expense are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data):

			$	%
	March 31, 2024	December 31, 2023	Change	Change
	(dollars in millions)
Cash and cash equivalents	$357.2	$543.8	$(186.6)	(34.3)%
Working capital, net of assets and liabilities held for sale (1) and excluding cash and cash equivalents and current portion of long-term debt	1,033.3	970.1	63.2	6.5
Availability under Revolving Credit Facility	550.5	688.0	(137.5)	(20.0)
Long-term debt, including current portion	9,276.6	9,278.6	(2.0)	—
Total capitalization (2)	7,123.1	7,471.9	(348.8)	(4.7)
Long-term debt as a percentage of total capitalization	130.2%	124.2%

(1)
Working capital is net of assets and liabilities held for sale and consists of current assets of $2,407.4 million less current liabilities of $1,048.9 million as of March 31, 2024 and current assets of $2,584.1 million less current liabilities of $1,102.2 million as of December 31, 2023.
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

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended March 31, 2024, our non-GAAP pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $903.3 million, which included annualized savings expected from cost reduction initiatives of $65.0 million so that the impact of cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities as of March 31, 2024.

Cash and cash equivalents decreased during the three months ended March 31, 2024 primarily driven by cash used in operating activities of $177.7 million. As of March 31, 2024, approximately 64% of our cash and cash equivalents were held outside the U.S.

Working capital, net of assets and liabilities held for sale and excluding cash and cash equivalents and the current portion of long-term debt, increased during the three months ended March 31, 2024 compared to the fourth quarter of 2023 primarily due to lower accrued liabilities due to the pay-out of our 2023 variable incentive compensation and interest payments. During the three months ended March 31, 2024, we sold accounts receivable under customer-sponsored supplier financing agreements. This had an impact of approximately $45 million on working capital, excluding cash and cash equivalents and the current portion of long-term debt, as of March 31, 2024. Under these agreements, we are able to sell certain accounts receivable to a bank, and we retain no interest in and have no servicing responsibilities for the accounts receivable sold. The net reduction in total capitalization during the three months ended March 31, 2024 reflected the net loss for the period.

Cash Flow Overview

	Three Months Ended
	March 31,		$	%
	2024	2023	Change	Change
	(dollars in millions)
Net cash used in operating activities	$(177.7)	$(46.1)	$(131.6)	285.5%
Net cash generated by investing activities	2.6	35.9	(33.3)	(92.8)
Net cash used in financing activities	(8.2)	(61.1)	52.9	(86.6)

Operating Activities

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Net income (loss)	$(359.2)	$3.4
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	112.7	164.1
Equity-based compensation	11.2	13.5
Deferred income taxes	87.4	(30.0)
Changes in assets and liabilities:
Accounts receivable	(19.9)	175.3
Inventories	31.4	(31.9)
Prepaid expenses and other assets	(71.9)	10.2
Accounts payable and other liabilities	(26.8)	(318.3)
Other	57.4	(32.4)
Net cash used in operating activities	$(177.7)	$(46.1)

During the three months ended March 31, 2024, the increase in cash used in operating activities compared to the prior year period was primarily driven by better operating performance in the first quarter of 2023 compared to the first quarter of 2024, partially offset by lower variable incentive compensation paid in the first quarter of 2024 compared to the first quarter of 2023.

Investing Activities

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Additions to property, plant and equipment	$(6.0)	$(14.4)
Proceeds from sale of property, plant and equipment	—	41.0
Other	8.6	9.3
Net cash generated by investing activities	$2.6	$35.9

During the three months ended March 31, 2024, the decrease in cash generated by investing activities compared to the prior year period was primarily driven by $41.0 million of proceeds from the sale of property, plant and equipment received during the three months ended March 31, 2023, partially offset by an $8.4 million decrease in capital expenditures. The proceeds on the sale of property, plant and equipment in the prior year period primarily related to the sale of an international manufacturing facility that was closed as part of CommScope NEXT. The cash received from other investing activities in both periods related to the sale of certain nonfinancial assets.

Financing Activities

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Long-term debt repaid	$(8.0)	$(8.0)
Long-term debt repurchases	—	(50.0)
Tax withholding payments for vested equity-based compensation awards	(0.2)	(5.0)
Other	—	1.9
Net cash used in financing activities	$(8.2)	$(61.1)

During the three months ended March 31, 2024, we paid the quarterly scheduled amortization payment of $8.0 million on the 2026 Term Loan. We did not borrow under our Revolving Credit Facility. As of March 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility and the remaining availability was $550.5 million, reflecting a borrowing base subject to maximum capacity of $645.1 million reduced by $94.6 million of letters of credit issued under the Revolving Credit Facility.

During the three months ended March 31, 2023, we repurchased $47.4 million aggregate principal amount of our 8.25% senior notes due 2027, $3.1 million aggregate principal amount of our 7.125% senior notes due 2028 and $7.0 million aggregate principal amount of our 6.00% senior notes due 2025, for total cash consideration paid of $50.0 million. We also paid a quarterly scheduled amortization payment of $8.0 million on the 2026 Term Loan during the three months ended March 31, 2023.

During the three months ended March 31, 2024, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units (RSUs) and performance share units (PSUs), which reduced cash flows by $0.2 million compared to $5.0 million in the prior year period.

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

We also believe presenting these non-GAAP results for the twelve months ended March 31, 2024 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the three months ended March 31, 2023 from the data for the year ended December 31, 2023 and then adding the data for the three months ended March 31, 2024.

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

Consolidated

	Three Months		Year	Twelve Months
	Ended		Ended	Ended
	March 31,		December 31,	March 31,
	2024	2023	2023	2024
	(in millions)
Income (loss) from continuing operations	$(262.1)	$29.8	$(851.3)	$(1,143.2)
Income tax expense (benefit)	99.8	(4.0)	133.4	237.2
Interest income	(3.6)	(2.5)	(11.1)	(12.2)
Interest expense	167.7	165.1	675.8	678.4
Other (income) expense, net	1.1	(5.3)	(59.7)	(53.3)
Operating income	2.9	183.1	(112.9)	(293.1)
Adjustments:
Amortization of purchased intangible assets	74.2	100.6	327.1	300.7
Restructuring costs (credits), net	30.6	(11.1)	29.7	71.4
Equity-based compensation	11.2	12.4	43.6	42.4
Asset impairments	—	—	571.4	571.4
Transaction, transformation and integration costs (1)	8.5	0.3	27.1	35.3
Acquisition accounting adjustments (2)	0.1	0.5	1.2	0.8
Patent claims and litigation settlements	—	—	(3.5)	(3.5)
Recovery of Russian accounts receivable	—	—	(2.0)	(2.0)
Cyber incident costs (3)	—	—	5.5	5.5
Depreciation	25.5	27.9	111.8	109.4
Non-GAAP adjusted EBITDA	$153.0	$313.7	$999.0	$838.3

(1)
In 2024 and 2023, primarily reflects transaction costs related to certain CommScope NEXT initiatives.
(2)
In 2023, reflects ARRIS acquisition accounting adjustments related to reducing deferred revenue to its estimated fair value.
(3)
In 2023, primarily reflects costs of the identification, investigation, defense and recovery efforts related to a cyber incident that occurred in late March of 2023.

Reconciliation of Segment Adjusted EBITDA

Segment adjusted EBITDA is provided as a performance measure in Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. Below we reconcile segment adjusted EBITDA for each segment, individually, to operating income (loss) for that segment to supplement the reconciliation of the total segment adjusted EBITDA to consolidated operating income in Note 8.

Connectivity and Cable Solutions Segment

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating income	$58.0	$127.9
Adjustments:
Amortization of purchased intangible assets	18.5	18.9
Restructuring costs (credits), net	0.3	(14.9)
Equity-based compensation	3.8	3.9
Transaction, transformation and integration costs	0.4	0.1
Depreciation	13.8	15.2
Adjusted EBITDA	$95.1	$151.0

Outdoor Wireless Networks Segment

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating income	$33.6	$49.2
Adjustments:
Amortization of purchased intangible assets	4.0	5.5
Restructuring costs, net	0.1	—
Equity-based compensation	1.6	1.6
Transaction, transformation and integration costs	2.4	0.1
Depreciation	2.7	3.2
Adjusted EBITDA	$44.3	$59.5

Networking Intelligent Cellular and Security Solutions Segment

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating income (loss)	$(23.0)	$34.9
Adjustments:
Amortization of purchased intangible assets	13.9	14.3
Restructuring costs, net	1.2	1.9
Equity-based compensation	3.0	3.1
Transaction, transformation and integration costs	0.8	—
Acquisition accounting adjustments	—	0.4
Depreciation	3.1	3.4
Adjusted EBITDA	$(1.1)	$58.0

Access Network Solutions Segment

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating loss	$(65.7)	$(25.7)
Adjustments:
Amortization of purchased intangible assets	37.8	61.7
Restructuring costs, net	29.0	1.4
Equity-based compensation	2.9	3.3
Transaction, transformation and integration costs	4.9	0.1
Depreciation	5.9	5.9
Adjusted EBITDA	$14.7	$46.7

Note: Components may not sum to total due to rounding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to future events and financial performance. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “potential,” “anticipate,” “should,” “could,” “designed to,” “foreseeable future,” “believe,” “think,” “scheduled,” “outlook,” “target,” “guidance” and similar expressions, although not all forward-looking statements contain such terms. This list of indicative terms and phrases is not intended to be all-inclusive.

These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our dependence on customers’ capital spending on data, communication and entertainment equipment, which could be negatively impacted by a regional or global economic downturn, among other factors; the potential impact of higher than normal inflation; concentration of sales among a limited number of customers and channel partners; risks associated with our sales through channel partners; changes to the regulatory environment in which we and our customers operate; changes in technology; industry competition and the ability to retain customers through product innovation, introduction, and marketing; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing and timing of delivery of products to customers; risks related to our ability to implement price increases on our products and services; risks associated with our dependence on a limited number of key suppliers for certain raw materials and components; risks related to the successful execution of CommScope NEXT and other cost saving initiatives; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities or those of our contract manufacturers that may affect our ability to meet customer demands for products; possible future restructuring actions; the risk that our manufacturing operations, including our contract manufacturers on which we rely, encounter capacity, production, quality, financial or other difficulties causing difficulty in meeting customer demands; our substantial indebtedness and restrictive debt covenants; our ability to incur additional indebtedness and increases in interest rates; our ability to generate cash to service our indebtedness; the divestiture of the Home segment and its effect on our remaining businesses; the potential separation, divestiture or discontinuance of another business or product line, including uncertainty regarding the timing of the separation, achievement of the expected benefits and the potential disruption to the business; our ability to integrate and fully realize anticipated benefits from prior or future divestitures, acquisitions or equity investments; possible future additional impairment charges for fixed or intangible assets, including goodwill; our ability to attract and retain qualified key employees; labor unrest; product quality or performance issues, including those associated with our suppliers or contract manufacturers, and associated warranty claims; our ability to maintain effective management information technology systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches, ransomware or computer viruses; the use of open standards; the long-term impact of climate change; significant international operations exposing us to economic risks like variability in foreign exchange rates and inflation, as well as political and other risks, including the impact of wars, regional conflicts and terrorism; our ability to comply with governmental anti-corruption laws and regulations worldwide; the impact of export and import controls and sanctions worldwide on our supply chain and ability to compete in international markets; changes in the laws and policies in the U.S. affecting trade, including the risk and uncertainty related to tariffs or potential trade wars and potential changes to laws and policies, that may impact our products; the costs of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign social and environmental laws; the impact of litigation and similar regulatory proceedings in which we are involved or may become involved, including the costs of such litigation; the scope, duration and impact of disease outbreaks and pandemics, such as COVID-19, on our business, including employees, sites, operations, customers, supply chain logistics and the global economy; our stock price volatility; income tax rate variability and ability to recover amounts recorded as deferred tax assets; and other factors beyond our control. These and other factors are discussed in greater detail in our 2023 Annual Report and may be updated from time to time in our annual reports, quarterly reports, current reports and other filings we make with the Securities and Exchange Commission. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this Quarterly Report on Form 10-Q, except to the extent required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2023 Annual Report, as filed with the Securities and Exchange Commission on February 29, 2024.

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

Changes in Internal Control Over Financial Reporting

Reference should be made to our 2023 Annual Report for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. During the quarter ended March 31, 2024, the Company completed the sale of substantially all of the systems and related processes of the Home business. Except for the completion of the Home business asset migration to Vantiva, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company’s business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. There have been no material changes to our risk factors disclosed in Part I, Item 1A, "Risk Factors" of our 2023 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	75,714	$2.69	—	$—
February 1, 2024 - February 29, 2024	—	$—	—	$—
March 1, 2024 - March 31, 2024	—	$—	—	$—
Total	75,714	$2.69	—

(1) The shares purchased were withheld to satisfy the withholding tax obligations related to RSUs and PSUs that vested during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

Our officers and directors did not enter into, modify or terminate any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2024.

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

COMMSCOPE HOLDING COMPANY, INC.

May 8, 2024	/s/ Kyle D. Lorentzen
Date	Kyle D. Lorentzen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)