Form 10-Q
period 2024-06-30
CommScope Holding Company, Inc.
filed 2024-08-08
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 26, 2024, there were 215,850,184 shares of Common Stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

June 30, 2024

PART 1 – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited – In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$1,386.9	$1,588.8	$2,555.3	$3,253.2
Cost of sales	839.3	1,019.9	1,605.5	2,054.1
Gross profit	547.6	568.9	949.8	1,199.1
Transition service agreement income	8.4	—	18.0	—
Operating expenses:
Selling, general and administrative	210.3	230.0	410.0	462.0
Research and development	91.6	128.3	196.0	253.9
Amortization of purchased intangible assets	60.4	75.8	134.6	176.4
Restructuring costs, net	0.9	36.6	31.5	25.5
Total operating expenses	363.2	470.7	772.1	917.8
Operating income	192.8	98.2	195.7	281.3
Other income, net	3.7	1.7	2.6	7.0
Interest expense	(167.5)	(168.5)	(335.2)	(333.6)
Interest income	2.1	1.9	5.7	4.4
Income (loss) from continuing operations before income taxes	31.1	(66.7)	(131.2)	(40.9)
Income tax (expense) benefit	43.7	3.6	(56.1)	7.6
Income (loss) from continuing operations	74.8	(63.1)	(187.3)	(33.3)
Loss from discontinued operations, net of income tax (expense) benefit of $6.8, $(12.0), $(10.8) and $(8.2), respectively	(30.4)	(37.3)	(127.5)	(63.7)
Net income (loss)	44.4	(100.4)	(314.8)	(97.0)
Series A convertible preferred stock dividends	(16.2)	(15.3)	(32.2)	(30.4)
Net income (loss) attributable to common stockholders	$28.2	$(115.7)	$(347.0)	$(127.4)

Basic:
Earnings (loss) from continuing operations per share	$0.27	$(0.37)	$(1.03)	$(0.30)
Loss from discontinued operations per share	(0.14)	(0.18)	(0.60)	(0.31)
Earnings (loss) per share	$0.13	$(0.55)	$(1.63)	$(0.61)

Diluted:
Earnings (loss) from continuing operations per share	$0.27	$(0.37)	$(1.03)	$(0.30)
Loss from discontinued operations per share	(0.14)	(0.18)	(0.60)	(0.31)
Earnings (loss) per share	$0.13	$(0.55)	$(1.63)	$(0.61)

Weighted average shares outstanding:
Basic	213.5	210.5	212.9	209.7
Diluted	215.5	210.5	212.9	209.7

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited – In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Comprehensive income (loss):
Net income (loss)	$44.4	$(100.4)	$(314.8)	$(97.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(16.1)	0.3	(21.3)	20.7
Pension and other postretirement benefit activity	0.1	—	(0.1)	(0.1)
Gain (loss) on hedging instruments	0.6	1.0	7.4	(0.5)
Total other comprehensive income (loss), net of tax	(15.4)	1.3	(14.0)	20.1
Total comprehensive income (loss)	$29.0	$(99.1)	$(328.8)	$(76.9)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	Unaudited June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$345.9	$543.8
Accounts receivable, net of allowance for doubtful accounts of $23.4 and $32.2, respectively	999.8	815.2
Inventories, net	1,041.8	1,079.7
Prepaid expenses and other current assets	177.3	145.4
Current assets held for sale	2.0	278.6
Total current assets	2,566.8	2,862.7
Property, plant and equipment, net of accumulated depreciation of $890.9 and $866.1, respectively	436.6	500.6
Goodwill	3,500.3	3,514.4
Other intangible assets, net	1,445.8	1,582.7
Deferred income taxes	559.2	615.6
Other noncurrent assets	312.3	295.9
Total assets	$8,821.0	$9,371.9
Liabilities and Stockholders' Deficit
Accounts payable	$494.8	$435.9
Accrued and other liabilities	671.7	634.3
Current portion of long-term debt	1,306.6	32.0
Current liabilities held for sale	—	307.2
Total current liabilities	2,473.1	1,409.4
Long-term debt	7,968.2	9,246.6
Deferred income taxes	115.6	110.7
Other noncurrent liabilities	388.6	411.9
Total liabilities	10,945.5	11,178.6
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,194.3	1,162.1
Stockholders' deficit:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,194,261 and 1,162,085, respectively, Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 215,851,423 and 212,108,634, respectively	2.3	2.3
Additional paid-in capital	2,531.0	2,550.4
Accumulated deficit	(5,267.9)	(4,953.1)
Accumulated other comprehensive loss	(280.7)	(266.7)
Treasury stock, at cost: 15,633,218 shares and 14,424,126 shares, respectively	(303.5)	(301.7)
Total stockholders' deficit	(3,318.8)	(2,968.8)
Total liabilities and stockholders' deficit	$8,821.0	$9,371.9

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows (1)

(Unaudited – In millions)

	Six Months Ended
	June 30,
	2024	2023
Operating Activities:
Net loss	$(314.8)	$(97.0)
Adjustments to reconcile net loss to net cash generated by (used in) operating activities:
Depreciation and amortization	202.5	303.5
Equity-based compensation	12.8	24.2
Deferred income taxes	6.8	(61.9)
Asset impairments	17.2	—
Changes in assets and liabilities:
Accounts receivable	(180.5)	174.4
Inventories	46.7	135.6
Prepaid expenses and other assets	(101.6)	16.3
Accounts payable and other liabilities	117.4	(411.2)
Other	66.6	6.8
Net cash generated by (used in) operating activities	(126.9)	90.7
Investing Activities:
Additions to property, plant and equipment	(11.3)	(35.2)
Proceeds from sale of property, plant and equipment	0.2	41.6
Acquisition of a business	(45.1)	—
Other	8.6	20.5
Net cash generated by (used in) investing activities	(47.6)	26.9
Financing Activities:
Long-term debt repaid	(16.0)	(16.0)
Long-term debt repurchases	—	(75.0)
Tax withholding payments for vested equity-based compensation awards	(1.8)	(8.9)
Other	—	2.1
Net cash used in financing activities	(17.8)	(97.8)
Effect of exchange rate changes on cash and cash equivalents	(5.6)	0.2
Change in cash and cash equivalents	(197.9)	20.0
Cash and cash equivalents at beginning of period	543.8	398.1
Cash and cash equivalents at end of period	$345.9	$418.1

(1) The cash flows related to discontinued operations have not been segregated. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited – In millions, except share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Number of common shares outstanding:
Balance at beginning of period	212,264,754	209,777,988	212,108,634	208,371,426
Issuance of shares under equity-based compensation plans	4,720,047	3,049,872	4,951,881	5,157,100
Shares surrendered under equity-based compensation plans	(1,133,378)	(915,396)	(1,209,092)	(1,616,062)
Balance at end of period	215,851,423	211,912,464	215,851,423	211,912,464
Common stock:
Balance at beginning of period	$2.3	$2.2	$2.3	$2.2
Issuance of shares under equity-based compensation plans	—	0.1	—	0.1
Balance at end of period	$2.3	$2.3	$2.3	$2.3
Additional paid-in capital:
Balance at beginning of period	$2,545.6	$2,541.3	$2,550.4	$2,542.9
Equity-based compensation	1.6	10.7	12.8	24.2
Dividends on Series A convertible preferred stock	(16.2)	(15.3)	(32.2)	(30.4)
Other	—	22.0	—	22.0
Balance at end of period	$2,531.0	$2,558.7	$2,531.0	$2,558.7
Accumulated deficit:
Balance at beginning of period	$(5,312.3)	$(3,498.8)	$(4,953.1)	$(3,502.2)
Net income (loss)	44.4	(100.4)	(314.8)	(97.0)
Balance at end of period	$(5,267.9)	$(3,599.2)	$(5,267.9)	$(3,599.2)
Accumulated other comprehensive loss:
Balance at beginning of period	$(265.3)	$(277.5)	$(266.7)	$(296.3)
Other comprehensive income (loss), net of tax	(15.4)	1.3	(14.0)	20.1
Balance at end of period	$(280.7)	$(276.2)	$(280.7)	$(276.2)
Treasury stock, at cost:
Balance at beginning of period	$(301.9)	$(297.6)	$(301.7)	$(292.6)
Net shares surrendered under equity-based compensation plans	(1.6)	(3.9)	(1.8)	(8.9)
Balance at end of period	$(303.5)	$(301.5)	$(303.5)	$(301.5)
Total stockholders' deficit	$(3,318.8)	$(1,615.9)	$(3,318.8)	$(1,615.9)

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

The Company completed the acquisition of certain assets of Casa Systems, Inc. and its subsidiaries (Casa) on June 7, 2024 (the Casa Transaction). As part of the Casa Transaction, the Company acquired certain assets (the Casa Assets) and assumed certain specified liabilities (the Casa Liabilities) of Casa. The sale was conducted pursuant to the bid procedures (the Bid Procedures) established in the chapter 11 cases of Casa Systems, Inc. and certain affiliates in the United States (U.S.) Bankruptcy Court for the District of Delaware (the Bankruptcy Court). Pursuant to the Bid Procedures, the Company was designated as the successful bidder following an auction held on May 29, 2024. On June 5, 2024, the Bankruptcy Court entered an order authorizing the sale of the Casa Assets to the Company pursuant to section 363 of the Bankruptcy Court (subject to the terms thereof). The sale closed on June 7, 2024 and, at such time, the Company funded the purchase price of $45.1 million and settled certain assumed Casa Liabilities, with cash on hand. The Company plans to integrate this strategic acquisition into its Access Network Solutions (ANS) segment and expects the acquisition to strengthen its ANS segment’s position by enhancing its virtual cable modem termination systems ( CMTS) and passive optical network (PON) product offerings, which will enable customers to migrate to distributed access architecture (DAA) solutions at their own speed, and further grow its customer base. See Note 2 for additional discussion of the Casa Transaction.

On January 9, 2024, the Company completed the sale of its Home Networks (Home) segment and substantially all of the associated segment assets and liabilities (Home business) to Vantiva SA (Vantiva) pursuant to the Call Option Agreement entered into on October 2, 2023 and Purchase Agreement dated as of December 7, 2023. In the fourth quarter of 2023, the Company determined the sale of the Home business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with accounting guidance. All prior period amounts in these condensed consolidated financial statements have been recast to reflect the discontinuation of the Home business. The discussions in these condensed consolidated financial statements relate solely to the Company’s continuing operations, unless otherwise noted. As a result, the Company is reporting financial performance based on the following remaining four operating segments, which excludes the Home business: Connectivity and Cable Solutions (CCS), Outdoor Wireless Networks (OWN), Networking, Intelligent Cellular and Security Solutions (NICS) and ANS. See Note 3 for further discussion of the discontinued operations related to the Home business.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the 2023 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2023 Annual Report. There were no material changes in the Company’s significant accounting policies during the three or six months ended June 30, 2024.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2024, the Company has $1.27 billion outstanding on its 6.00% senior unsecured notes which mature on June 15, 2025 (the 2025 Notes), which is within one year of the date that the condensed consolidated financial statements are issued for the quarter ended June 30, 2024. The Company does not currently have sufficient cash or liquidity to repay the 2025 Notes when they mature on June 15, 2025.

Proceeds of approximately $2.1 billion from the pending sale of the Company's OWN segment and DAS business unit, may be used under certain circumstances to retire the 2025 Notes due to the flexibility under the Company's credit agreements. The Company believes this is probable of occurring and will alleviate substantial doubt about the Company’s ability to operate as a going concern.

Concurrently, the Company is negotiating with its noteholders and lenders to explore both restructuring and/or refinancing of the 2025 Notes. No commitments have been obtained regarding this alternative as of the filing date, thus it has not reached a level of being considered probable at this time, although it remains part of the Company's plans to mitigate conditions that give rise to substantial doubt about the Company's ability to operate as a going concern.

Management has assessed its plan to mitigate the conditions that give rise to substantial doubt and, considering the pending sale of the Company's OWN segment and DAS business unit, management believes such plan is probable and will alleviate substantial doubt about the Company's ability to operate as a going concern.

Concentrations of Risk and Related Party Transactions

No direct customer accounted for 10% or more of the Company’s total net sales during the three or six months ended June 30, 2024 or 2023. Accounts receivable from Charter Communications, Inc. (Charter) represented approximately 10% of accounts receivable as of June 30, 2024. Other than Charter, no direct customer accounted for 10% or more of the Company’s accounts receivable.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

As of June 30, 2024, funds affiliated with Carlyle Partners VII S1 Holdings, L.P. (Carlyle) owned 100% of the Company's Series A convertible preferred stock (the Convertible Preferred Stock), which was sold to Carlyle to fund a portion of the acquisition of ARRIS International plc (ARRIS) in 2019. See Note 11 for further discussion of the Convertible Preferred Stock. Other than transactions related to the Convertible Preferred Stock and the Company's continuing involvement with Vantiva discussed in Note 3, there were no material related party transactions for the three or six months ended June 30, 2024.

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

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product warranty accrual, beginning of period	$27.6	$34.3	$27.4	$33.7
Provision for warranty claims	4.7	6.7	11.5	11.6
Warranty claims paid	(5.3)	(6.0)	(11.9)	(10.4)
Foreign exchange	—	0.1	—	0.2
Product warranty accrual, end of period	$27.0	$35.1	$27.0	$35.1

Third-Party Guarantees

The Company was contingently liable under open standby letters of credit issued by its banks to support performance obligations of a third-party contractor that totaled $35.9 million as of June 30, 2024. These amounts represent an estimate of the maximum amounts the Company would expect to incur upon the contractual non-performance of the third-party contractor, but the Company also has cross-indemnities in place that may enable it to recover amounts in the event of non-performance by the third-party contractor. The Company believes the likelihood of having to perform under these guarantees is remote. There were no material amounts recorded in the condensed consolidated financial statements related to third-party guarantee agreements for the three or six months ended June 30, 2024 or 2023 or as of June 30, 2024 or December 31, 2023. As of June 30, 2024, these instruments reduced the available borrowings under the Company's senior secured asset-based revolving credit facility (the Revolving Credit Facility).

Non-cancellable Purchase Obligations

In the third quarter of 2023, the Company entered into a long-term supply contract with a third-party to secure the supply of certain raw materials. Under the terms of the contract, the Company will make advance payments through 2026 totaling $120.0 million (undiscounted), and based on meeting certain minimum purchase requirements through 2031, such advance payments will be credited and applied to future orders on a quarterly basis beginning in 2027 through 2031. Advance payments of $45.0 million and $30.0 million are capitalized as other noncurrent assets in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively. The Company committed to purchases of raw materials under this agreement that began in 2023, growing to a level of approximately $137 million per year by 2026 and continuing through 2032.

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

Asset Impairments

Goodwill

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. As of January 1, 2024, the Company assessed goodwill for impairment due to a change in the composition of reporting units as a result of the new segment structure and certain other intrasegment realignments. The Company performed impairment testing immediately before and after the change and determined that no goodwill impairment existed. As of the most recent impairment test on January 1, 2024, the implied fair value of the Enterprise and ANS reporting units exceeded its respective carrying amount by 8% and 7%, respectively. See Note 4 for further discussion. There were no goodwill impairments identified during the three or six months ended June 30, 2024 or 2023.

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

Long-lived Assets

Long-lived assets, which include property, plant and equipment, intangible assets with finite lives and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. There were no definite-lived intangible or other long-lived asset impairments identified during the three or six months ended June 30, 2024 or 2023, other than certain assets impaired as a result of restructuring actions and as part of discontinued operations.

Income Taxes

For the three and six months ended June 30, 2024, the Company recognized an income tax benefit of $43.7 million on pretax income of $31.1 million and income tax expense of $56.1 million on a pretax loss of $131.2 million, respectively. The Company's income taxes for the three and six months ended June 30, 2024, were unfavorably impacted by $67.8 million of additional valuation allowance related to current year federal and state interest limitation carryforwards, U.S. anti-deferral provisions and excess tax costs of $7.3 million related to equity compensation awards, partially offset by tax benefits related to federal tax credits. For the three and six months ended June 30, 2024, the Company used a discrete calculation to compute the net tax benefit associated with external interest. Using the estimated annual tax rate for this component of income would have produced significant variability in the estimated annual effective tax rate, and use of the discrete method for this component results in the best estimate of the estimated annual effective tax rate.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

For the three and six months ended June 30, 2023, the Company recognized an income tax benefit of $3.6 million on a pretax loss of $66.7 million and an income tax benefit of $7.6 million on a pretax loss of $40.9 million, respectively. The Company’s tax benefit was unfavorably impacted by U.S. anti-deferral provisions and noncreditable withholding taxes for the three and six months ended June 30, 2023. Excess tax costs of $5.4 million and $6.9 million related to equity compensation awards also impacted the tax benefit unfavorably for the three and six months ended June 30, 2023, respectively. These unfavorable impacts were partially offset by the favorable impacts of federal income tax credits as well as $1.5 million and $9.8 million of tax benefits related to the release of various uncertain tax positions for the three and six months ended June 30, 2023, respectively.

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

Basic EPS from discontinued operations is computed by dividing loss from discontinued operations, net of income taxes by the weighted average number of common shares outstanding during the period. The numerator in diluted EPS from discontinued operations is the same as the basic EPS from discontinued operations numerator. The denominator used in diluted EPS from discontinued operations is based on the basic EPS computation plus the effect of potentially dilutive common shares related to the Convertible Preferred Stock and equity-based compensation plans, subject to antidilution requirements.

For the three and six months ended June 30, 2024, 17.2 million and 18.6 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. Of those amounts, for the six months ended June 30, 2024, 1.7 million shares would have been considered dilutive if the Company had not been in a loss from continuing operations position. For the three and six months ended June 30, 2023, 17.2 million and 16.3 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. Of those amounts, for the three and six months ended June 30, 2023, 2.0 million and 2.6 million shares, respectively, would have been considered dilutive if the Company had not been in a loss from continuing operations position.

For the three and six months ended June 30, 2024, 42.8 million and 42.5 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive. For the three and six months ended June 30, 2023, 40.6 million and 40.3 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Income (loss) from continuing operations	$74.8	$(63.1)	$(187.3)	$(33.3)
Loss from discontinued operations, net of tax	(30.4)	(37.3)	(127.5)	(63.7)
Net income (loss)	$44.4	$(100.4)	$(314.8)	$(97.0)
Dividends on Series A convertible preferred stock	(16.2)	(15.3)	(32.2)	(30.4)
Net income (loss) attributable to common stockholders	$28.2	$(115.7)	$(347.0)	$(127.4)

Denominator:
Weighted average common shares outstanding – basic	213.5	210.5	212.9	209.7
Dilutive effect of as-if converted Series A convertible preferred stock	—	—	—	—
Dilutive effect of equity-based awards	2.0	—	—	—
Weighted average common shares outstanding – diluted	215.5	210.5	212.9	209.7

Basic:
Earnings (loss) from continuing operations per share	$0.27	$(0.37)	$(1.03)	$(0.30)
Loss from discontinued operations per share	(0.14)	(0.18)	(0.60)	(0.31)
Earnings (loss) per share	$0.13	$(0.55)	$(1.63)	$(0.61)

Diluted:
Earnings (loss) from continuing operations per share	$0.27	$(0.37)	$(1.03)	$(0.30)
Loss from discontinued operations per share	(0.14)	(0.18)	(0.60)	(0.31)
Earnings (loss) per share	$0.13	$(0.55)	$(1.63)	$(0.61)

Recent Accounting Pronouncements

Adopted During the Six Months Ended June 30, 2024

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

2. ACQUISITIONS

On June 7, 2024, the Company completed the acquisition of certain assets of Casa Systems, Inc. and its subsidiaries (Casa), which provides telecommunication infrastructure equipment and software-centric infrastructure solutions that allow cable service providers to deliver voice, video and data services over a single platform. The acquired assets included, among other things, accounts receivable, specified inventory, intellectual property and intellectual property rights, certain specified contracts, including facility leases, equipment and other personal property (collectively, the Casa Assets). As part of the Casa Transaction, the Company assumed certain specified liabilities, including certain cure costs related to assumed contracts and liabilities under such contracts and relating to the employment of continuing employees, in each case, arising after the consummation of the acquisition (collectively, the Casa Liabilities).

The sale was conducted pursuant to the bid procedures (the Bid Procedures) established in the chapter 11 cases of Casa Systems, Inc. and certain affiliates in the U.S. Bankruptcy Court for the District of Delaware (the Bankruptcy Court). Pursuant to the Bid Procedures, the Company was designated as the successful bidder following an auction held on May 29, 2024. On June 5, 2024, the Bankruptcy Court entered an order authorizing the sale of the Casa Assets to the Company pursuant to section 363 of the Bankruptcy Court (subject to the terms thereof). The sale closed on June 7, 2024 and, at such time, the Company funded the purchase price of $45.1 million and settled certain assumed Casa Liabilities, with cash on hand.

The Company plans to integrate this strategic acquisition into its ANS segment and expects the acquisition to strengthen its ANS segment’s position by enhancing its virtual CMTS and PON product offerings, which will enable customers to migrate to DAA solutions at their own speed, and further grow its customer base.

The Company recorded the purchase of the Casa Transaction using the acquisition method of accounting in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of acquisition. As of June 30, 2024, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the validation of the underlying cash flows used to determine the fair value of the identified intangible assets. The final determination of the fair value of certain assets and liabilities will be completed within the one-year measurement period from the date of acquisition, which is necessary to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, including, but not limited to intangible assets, accounts receivable, inventory and personal property.

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed in the Casa Transaction as of the acquisition date:

June 7, 2024
Purchase price
Total cash consideration paid	$45.1

Assets
Accounts receivable, net (1)	$4.4
Inventories, net	13.6
Property, plant and equipment	2.6
Goodwill	2.2
Identifiable intangible assets	24.1
Other noncurrent assets	1.2
Less: Liabilities assumed
Accounts payable and accrued and other liabilities	2.3
Other noncurrent liabilities	0.7
Fair value allocated to net assets acquired	$45.1
(1)
The fair value of accounts receivable, net is $4.4 million with a gross contractual amount of $11.7 million. The Company expects $7.3 million to be uncollectible.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The goodwill arising from the Casa Transaction is believed to result from the company’s reputation in the marketplace and assembled workforce and is expected to be fully deductible for income tax purposes.

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

The table below summarizes the preliminary valuations of the intangible assets acquired that were determined by management to meet the criteria for recognition apart from goodwill and determined to have finite lives. The values presented below are preliminary estimates and are subject to change as management completes its valuation of the Casa Transaction:

	Estimated Fair Value	Weighted Average Estimated Useful Life (In Years)
Customer relationships	$5.8	12
Existing technology	18.3	7
Total amortizable intangible assets	$24.1

There were no net sales related to Casa's business included in the Condensed Consolidated Statements of Operations for the three or six months ended June 30, 2024.

The Company recognized $1.0 million of transaction and integration related costs related to the Casa Transaction for both the three and six months ended June 30, 2024, and these costs were recognized in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

3. DISCONTINUED OPERATIONS

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

In the fourth quarter of 2023, the Home business qualified as “held for sale” per ASC 360-10 and was classified as a discontinued operation per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. As such, activity directly attributable to the Home business has been removed from continuing operations and presented in loss from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for all periods presented. In addition, all assets and liabilities of the Home business were classified as assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2023, and in connection with the “held for sale” classification, the Company recognized a loss on classification as held for sale of $177.0 million in the fourth quarter of 2023. Upon the closing of the transaction on January 9, 2024, the Company recognized an additional loss of $69.8 million, which was included in loss from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2024.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

In conjunction with the closing of the transaction, the Company entered into a transition service agreement (TSA) with Vantiva (Vantiva TSA), whereby the Company provides and receives certain post-closing support on a transitional basis which is included in continuing operations in transition service agreement income. The terms of the Vantiva TSA vary based on the services provided thereunder, with the longest such term having a duration of sixteen months. The Vantiva TSA provides options to extend services for up to two renewal terms of three months each. Following the closing of the transaction, the Company also entered into a Supply Agreement with Vantiva (Vantiva Supply Agreement), whereby the Company sells certain retained inventory at cost, or market price if below cost, for a period of two years. The Company’s investment in Vantiva is accounted for using the equity method of accounting, and the carrying value of the investment is included in other noncurrent assets in the Condensed Consolidated Balance Sheets. The Company recognized a loss on its investment of $17.0 million in the second quarter of 2024, as a result of recording its proportionate share of loss on its equity investment, which is recorded on a one-quarter lag basis in discontinued operations in the Condensed Consolidated Statements of Operations beginning in the second quarter of 2024. The investment in the ordinary shares is subject to a lock-up period, until the earlier of eighteen months, or the occurrence of a change of control or the entry into an agreement that would result in a change of control, following closing.

During the second quarter of 2024, the Company recognized a loss on impairment of $17.2 million related to the Home business patents. In addition, during the first quarter of 2024, the Company recorded a loss on disposal of the Home business. The losses were recorded in loss from discontinued operations, net of income taxes on the Condensed Consolidated Statements of Operations. The fair values were determined using Level 1 and Level 3 valuation inputs which included contractual payment amounts and market comparable information.

The following table presents the summarized components of loss from discontinued operations, net of income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$22.0	$329.6	$32.7	$666.7
Cost of sales (1)	22.8	281.3	46.5	556.8
Gross profit (loss)	(0.8)	48.3	(13.8)	109.9
Operating expenses:
Selling, general and administrative	1.0	24.9	12.7	56.4
Research and development	—	24.9	0.1	52.8
Amortization of purchased intangible assets	—	25.5	6.4	51.3
Restructuring costs (credits), net	—	(1.1)	—	5.9
Asset impairments	17.2	—	17.2	—
Total operating expenses	18.2	74.2	36.4	166.4
Operating loss	(19.0)	(25.9)	(50.2)	(56.5)
Other income (expense), net (2)	(18.2)	0.6	(18.2)	1.0
Loss from operations of discontinued Home business before income taxes	(37.2)	(25.3)	(68.4)	(55.5)
Loss on disposal of Home business before income taxes	—	—	(48.3)	—
Income tax (expense) benefit	6.8	(12.0)	(10.8)	(8.2)
Loss from discontinued operations, net of income taxes	$(30.4)	$(37.3)	$(127.5)	$(63.7)
(1)
Cost of sales includes a charge of $19.5 million for excess and obsolete inventory related to the Home business during the six months ended June 30, 2024.
(2)
Other income (expense), net includes a loss on equity investment of $17.0 million for the three and six months ended June 30, 2024.

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

The cash flows related to discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows, and accordingly, they include the results from continuing and discontinued operations. The Company's cash inflows related to the TSA and inventory sales, as described above, were $14.3 million and $18.2 million, respectively, for the six months ended June 30, 2024. The following table summarizes significant non-cash operating items of the discontinued operations included in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2024	2023
Loss on disposal of Home business	$48.3	$—
Asset impairments	17.2	—
Loss on equity investment	17.0	—
Depreciation and amortization	6.4	57.8

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

4. GOODWILL

The following table presents the activity in goodwill by reportable segment:

	December 31, 2023			Activity	June 30, 2024
	Goodwill	Accumulated Impairment Losses	Total	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
CCS	$2,291.0	$(150.6)	$2,140.4	$(11.6)	$2,279.4	$(150.6)	$2,128.8
OWN	662.7	(159.5)	503.2	(2.9)	659.8	(159.5)	500.3
NICS	650.6	(41.2)	609.4	(1.6)	649.0	(41.2)	607.8
ANS	1,995.4	(1,734.0)	261.4	2.0	1,997.4	(1,734.0)	263.4
Total	$5,599.7	$(2,085.3)	$3,514.4	$(14.1)	$5,585.6	$(2,085.3)	$3,500.3

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

5. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

See Note 9 for the presentation of net sales by segment and geographic region.

Allowance for Doubtful Accounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Allowance for doubtful accounts, beginning of period	$30.0	$49.6	$32.2	$50.1
Provision (benefit)	(6.4)	3.0	(6.1)	2.4
Write-offs	—	(21.5)	(2.1)	(21.7)
Foreign exchange and other	(0.2)	0.1	(0.6)	0.4
Allowance for doubtful accounts, end of period	$23.4	$31.2	$23.4	$31.2

During the three and six months ended June 30, 2023, the Company wrote off $18.5 million related to an accounts receivable balance that had previously been fully reserved during the year ended December 31, 2022. The balance related to a distributor in the OWN segment.

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers:

Contract Balance Type	Balance Sheet Location	June 30, 2024	December 31, 2023
Unbilled accounts receivable	Accounts receivable, net of allowance for doubtful accounts	$16.8	$16.8

Deferred revenue - current	Accrued and other liabilities	$107.0	$85.4
Deferred revenue - noncurrent	Other noncurrent liabilities	77.9	70.6
Total contract liabilities		$184.9	$156.0

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

There were no material changes to contract asset balances for the six months ended June 30, 2024 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2023 to June 30, 2024 was primarily due to upfront support billings to be recognized over the support term. During the three and six months ended June 30, 2024, the Company recognized $21.1 million and $51.3 million, respectively, of revenue related to contract liabilities recorded as of December 31, 2023.

6. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	June 30, 2024	December 31, 2023
Accounts receivable - trade	$999.0	$826.9
Accounts receivable - other	24.2	20.5
Allowance for doubtful accounts	(23.4)	(32.2)
Total accounts receivable, net	$999.8	$815.2

Inventories

	June 30, 2024	December 31, 2023
Raw materials	$507.2	$551.4
Work in process	177.5	165.6
Finished goods	357.1	362.7
Total inventories, net	$1,041.8	$1,079.7

Accrued and Other Liabilities

	June 30, 2024	December 31, 2023
Compensation and employee benefit liabilities	$148.0	$178.6
Accrued interest	113.2	113.2
Deferred revenue	107.0	85.4
Operating lease liabilities	35.6	36.5
VAT liability	32.3	14.7
Product warranty accrual	25.3	26.0
Restructuring liabilities	9.9	11.7
Other	200.4	168.2
Total accrued and other liabilities	$671.7	$634.3

Operating Lease Information

	Balance Sheet Location	June 30, 2024	December 31, 2023
Right of use assets	Other noncurrent assets	$145.6	$157.2

Lease liabilities - current	Accrued and other liabilities	$35.6	$36.5
Lease liabilities - noncurrent	Other noncurrent liabilities	128.3	139.9
Total lease liabilities		$163.9	$176.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Foreign currency translation
Balance at beginning of period	$(237.6)	$(249.9)	$(232.4)	$(270.3)
Other comprehensive income (loss)	(16.1)	0.3	(48.7)	20.7
Amounts reclassified from AOCL	—	—	27.4	—
Balance at end of period	$(253.7)	$(249.6)	$(253.7)	$(249.6)

Defined benefit plan activity
Balance at beginning of period	$(15.1)	$(14.9)	$(14.9)	$(14.8)
Other comprehensive income (loss)	0.1	—	(0.1)	(0.1)
Balance at end of period	$(15.0)	$(14.9)	$(15.0)	$(14.9)

Hedging instruments
Balance at beginning of period	$(12.6)	$(12.7)	$(19.4)	$(11.2)
Other comprehensive income (loss)	0.6	1.0	7.4	(0.5)
Balance at end of period	$(12.0)	$(11.7)	$(12.0)	$(11.7)
Net AOCL at end of period	$(280.7)	$(276.2)	$(280.7)	$(276.2)

During the six months ended June 30, 2024, the amount reclassified from net AOCL related to foreign currency translation was recorded in the loss on disposal of the Home business, included in loss from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations.

Cash Flow Information

	Six Months Ended
	June 30,
	2024	2023
Cash paid during the period for:
Income taxes, net of refunds	$54.0	$59.7
Interest	322.9	322.7
Non-cash investing activities:
Equity method investment from divestiture	17.0	—

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

7. FINANCING

	June 30, 2024	December 31, 2023
7.125% senior notes due July 2028	$641.6	$641.6
5.00% senior notes due March 2027	750.0	750.0
8.25% senior notes due March 2027	866.9	866.9
6.00% senior notes due June 2025	1,274.6	1,274.6
4.75% senior secured notes due September 2029	1,250.0	1,250.0
6.00% senior secured notes due March 2026	1,500.0	1,500.0
Senior secured term loan due April 2026	3,048.0	3,064.0
Senior secured revolving credit facility	—	—
Total principal amount of debt	9,331.1	9,347.1
Less: Original issue discount, net of amortization	(9.2)	(11.5)
Less: Debt issuance costs, net of amortization	(47.1)	(57.0)
Less: Current portion	(1,306.6)	(32.0)
Total long-term debt	$7,968.2	$9,246.6

The 2025 Notes will mature in the next twelve months and have been reclassified to current portion of long-term debt from long-term debt in the Condensed Consolidated Balance Sheets as of June 30, 2024. See Note 8 within the Company’s audited consolidated financial statements included in the 2023 Annual Report for additional information on the terms and conditions of the Company’s debt obligations.

Senior Secured Credit Facilities

During the three and six months ended June 30, 2024, the Company made the quarterly scheduled amortization payments totaling $8.0 million and $16.0 million, respectively, on the Company's senior secured term loan due 2026 (the 2026 Term Loan). The current portion of long-term debt reflects repayments due under the 2026 Term Loan of $32.0 million and the 2025 Notes as described above.

As of June 30, 2024, the Company did not reflect any portion of the 2026 Term Loan as a current portion of long-term debt related to the potentially required excess cash flow payment because the amount that may be payable in 2024, if any, cannot currently be reliably estimated. There is no excess cash flow payment required in 2024 related to 2023.

During the six months ended June 30, 2024, the Company did not borrow under the Revolving Credit Facility. As of June 30, 2024, the Company had no outstanding borrowings under the Revolving Credit Facility and had availability of $535.4 million, after giving effect to borrowing base limitations and outstanding letters of credit.

Other Matters

The Company’s non-guarantor subsidiaries held $2,760 million, or 31%, of total assets and $657 million, or 6%, of total liabilities as of June 30, 2024 and accounted for $446 million, or 32% and $802 million, or 31%, of net sales for the three and six months ended June 30, 2024, respectively. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 7.22% as of both June 30, 2024 and December 31, 2023.

8. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate swap contracts and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of June 30, 2024 and December 31, 2023 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts were based on indicative quotes.

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

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts as of June 30, 2024 and December 31, 2023, are as follows:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$1.4	$1.4	$8.7	$8.7	Level 2
Interest rate swap contracts	3.0	3.0	—	—	Level 2
Liabilities:
7.125% senior notes due 2028	$641.6	$269.5	$641.6	$301.6	Level 2
5.00% senior notes due 2027	750.0	315.0	750.0	312.2	Level 2
8.25% senior notes due 2027	866.9	416.1	866.9	454.9	Level 2
6.00% senior notes due 2025	1,274.6	1,034.3	1,274.6	1,038.8	Level 2
4.75% senior secured notes due 2029	1,250.0	862.5	1,250.0	840.6	Level 2
6.00% senior secured notes due 2026	1,500.0	1,312.5	1,500.0	1,327.5	Level 2
Senior secured term loan due 2026	3,048.0	2,735.6	3,064.0	2,742.3	Level 2
Foreign currency contracts	12.0	12.0	3.6	3.6	Level 2
Interest rate swap contracts	—	—	8.0	8.0	Level 2

Non-Recurring Fair Value Measurements

During the second quarter of 2024, the Company recorded the assets acquired and liabilities assumed from the Casa Transaction. The fair values were determined using Level 3 valuation inputs. See Note 2 in these unaudited condensed consolidated financial statements.

During the first quarter of 2024, the Company recognized a loss on impairment of unutilized real estate within restructuring costs, net on the Condensed Consolidated Statements of Operations. The fair value was determined using Level 3 valuation inputs. See Note 10 in these unaudited condensed consolidated financial statements.

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

The following table provides summary financial information by reportable segment:

	June 30, 2024	December 31, 2023
Identifiable segment-related assets:
CCS	$3,749.2	$3,597.8
OWN	1,041.4	993.8
NICS	1,248.5	1,271.5
ANS	1,836.6	1,957.0
Total identifiable segment-related assets	7,875.7	7,820.1
Reconciliation to total assets:
Cash and cash equivalents	345.9	543.8
Deferred income tax assets	559.2	615.6
Home business assets	38.2	113.8
Assets held for sale	2.0	278.6
Total assets	$8,821.0	$9,371.9

The Home business assets line item above reflects certain assets retained by the Company related to the Home business, with the primary asset being net inventory in the amount of $38.2 million and $88.0 million as of June 30, 2024 and December 31, 2023, respectively. The Company entered into the Vantiva Supply Agreement, whereby the Company will sell the retained inventory to Vantiva at cost, or market price if below cost, for a period of two years following the close of the transaction.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales:
CCS	$728.4	$697.0	$1,333.1	$1,518.1
OWN	256.3	228.8	452.3	487.2
NICS	209.4	327.6	389.7	612.1
ANS	192.8	335.4	380.2	635.8
Consolidated net sales	$1,386.9	$1,588.8	$2,555.3	$3,253.2

Segment adjusted EBITDA:
CCS	$171.4	$82.9	$266.4	$233.9
OWN	75.4	41.7	119.7	101.3
NICS	22.1	74.9	21.1	132.9
ANS	33.2	63.0	47.9	109.7
Corporate and other (1)	—	(9.8)	—	(11.4)
Total segment adjusted EBITDA	302.1	252.7	455.1	566.4
Amortization of intangible assets	(60.4)	(75.8)	(134.6)	(176.4)
Restructuring costs, net	(0.9)	(36.6)	(31.5)	(25.5)
Equity-based compensation	(1.6)	(9.9)	(12.8)	(22.2)
Transaction, transformation and integration costs	(23.7)	(2.8)	(32.3)	(3.1)
Acquisition accounting adjustments	—	(0.2)	—	(0.8)
Recovery of Russian accounts receivable	—	2.0	—	2.0
Cyber incident costs	—	(3.6)	—	(3.6)
Depreciation	(22.7)	(27.6)	(48.2)	(55.5)
Consolidated operating income	$192.8	$98.2	$195.7	$281.3

Depreciation expense:
CCS	$13.7	$14.8	$27.5	$30.0
OWN	2.6	3.3	5.3	6.5
NICS	2.4	3.3	5.5	6.6
ANS	4.0	5.9	9.9	11.9
Corporate and other (1)	—	0.3	—	0.5
Consolidated depreciation expense	$22.7	$27.6	$48.2	$55.5

Additions to property, plant and equipment:
CCS	$3.3	$10.8	$7.0	$19.4
OWN	0.7	1.3	1.3	2.6
NICS	0.6	1.4	1.2	2.4
ANS	0.7	5.6	1.8	7.7
Corporate and other (1)	—	1.0	—	1.7
Consolidated additions to property, plant and equipment	$5.3	$20.1	$11.3	$33.8
(1)
The corporate and other line item above reflects general corporate costs that were previously allocated to the Home segment. These indirect expenses have been classified as continuing operations for the prior year periods, since the costs were not directly attributable to the discontinued operations of the Home business. Beginning in the first quarter of 2024, these costs have been reallocated to the Company's remaining segments and are partially offset by income from the Vantiva TSA.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 35.9% and 35.6% of total net sales for the three and six months ended June 30, 2024, respectively, compared to 37.3% and 34.1% of total net sales for the three and six months ended June 30, 2023, respectively. Sales by geographic region, based on the destination of product shipments or service provided, were as follows:

	Three Months Ended June 30, 2024
	CCS	OWN	NICS	ANS	Total
Geographic Region:
United States	$472.7	$161.8	$126.8	$127.7	$889.0
Europe, Middle East and Africa	102.5	60.9	46.5	13.5	223.4
Asia Pacific	111.3	24.5	26.4	6.1	168.3
Caribbean and Latin America	25.4	6.3	4.6	22.5	58.8
Canada	16.5	2.8	5.1	23.0	47.4
Consolidated net sales	$728.4	$256.3	$209.4	$192.8	$1,386.9

	Three Months Ended June 30, 2023
	CCS	OWN	NICS	ANS	Total
Geographic Region:
United States	$443.1	$139.5	$177.2	$236.9	$996.7
Europe, Middle East and Africa	103.8	59.3	90.9	28.4	282.4
Asia Pacific	97.2	23.4	46.3	6.3	173.2
Caribbean and Latin America	40.8	4.4	7.8	46.3	99.3
Canada	12.1	2.2	5.4	17.5	37.2
Consolidated net sales	$697.0	$228.8	$327.6	$335.4	$1,588.8

	Six Months Ended June 30, 2024
	CCS	OWN	NICS	ANS	Total
Geographic Region:
United States	$860.9	$283.3	$234.0	$267.9	$1,646.1
Europe, Middle East and Africa	201.7	108.0	91.5	25.7	426.9
Asia Pacific	195.4	46.9	46.9	14.6	303.8
Caribbean and Latin America	48.9	9.7	9.4	38.5	106.5
Canada	26.2	4.4	7.9	33.5	72.0
Consolidated net sales	$1,333.1	$452.3	$389.7	$380.2	$2,555.3

	Six Months Ended June 30, 2023
	CCS	OWN	NICS	ANS	Total
Geographic Region:
United States	$1,006.0	$324.2	$351.9	$462.2	$2,144.3
Europe, Middle East and Africa	217.2	107.1	160.9	61.8	547.0
Asia Pacific	187.2	43.7	75.5	11.3	317.7
Caribbean and Latin America	78.2	7.6	14.9	68.0	168.7
Canada	29.5	4.6	8.9	32.5	75.5
Consolidated net sales	$1,518.1	$487.2	$612.1	$635.8	$3,253.2

10. RESTRUCTURING COSTS, NET

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company’s net pretax restructuring activity included in restructuring costs, net on the Condensed Consolidated Statements of Operations, by segment, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
CCS	$0.4	$13.2	$0.8	$(1.9)
OWN	0.2	3.8	0.2	3.9
NICS	1.4	9.0	2.6	11.0
ANS	(1.1)	9.3	27.9	10.7
Corporate and other	—	1.3	—	1.8
Total	$0.9	$36.6	$31.5	$25.5

The corporate and other line item above reflects general corporate restructuring costs that were previously allocated to the Home segment. These indirect expenses have been classified as continuing operations for the prior year periods presented, since the costs were not directly attributable to the discontinued operations of the Home business. Beginning in the first quarter of 2024, these costs have been reallocated to the Company’s remaining segments.

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	June 30, 2024	December 31, 2023
Accrued and other liabilities	$9.9	$11.7
Other noncurrent liabilities	—	0.1
Total restructuring liabilities	$9.9	$11.8

CommScope NEXT Restructuring Actions

In the first quarter of 2021, the Company announced and began implementing a business transformation initiative called CommScope NEXT. This initiative is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. The activity within the liability established for CommScope NEXT restructuring actions was as follows:

	Employee-Related Costs	Other	Total
Balance at March 31, 2024	$9.1	$—	$9.1
Additional expense, net	0.6	0.3	0.9
Cash paid	(6.9)	(0.1)	(7.0)
Third-party indemnification receivable (1)	7.0	0.5	7.5
Foreign exchange and other non-cash items	0.1	(0.7)	(0.6)
Balance at June 30, 2024	$9.9	$—	$9.9

Balance at December 31, 2023	$11.7	$—	$11.7
Additional expense, net	7.0	24.4	31.4
Cash paid	(15.9)	(0.4)	(16.3)
Third-party indemnification receivable (1)	7.0	0.5	7.5
Foreign exchange and other non-cash items	0.1	(24.5)	(24.4)
Balance at June 30, 2024	$9.9	$—	$9.9
(1)
Reflects the reimbursement of severance and other costs from a third-party, for which the Company is obligated to pay.

CommScope NEXT actions to date have included the closure of manufacturing, administration and warehouse facilities, as well as headcount reductions in other manufacturing locations and engineering, marketing, sales and administrative functions, and asset impairments associated with restructuring-related actions. During the three and six months ended June 30, 2024, additional expenses were recorded for employee-related costs for severance. Other costs included the impairment of idled administration and engineering facilities during the three and six months ended June 30, 2024.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company has recognized restructuring charges of $205.9 million to date related to CommScope NEXT actions. The Company expects to make cash payments of $9.9 million during the remainder of 2024 to settle CommScope NEXT restructuring actions. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

11. SERIES A CONVERTIBLE PREFERRED STOCK

On April 4, 2019, the Company issued and sold 1,000,000 shares of the Convertible Preferred Stock to Carlyle for $1.0 billion, or $1,000 per share, pursuant to an Investment Agreement between the Company and Carlyle, dated November 8, 2018. The Convertible Preferred Stock is convertible, at the option of the holders, at any time into shares of CommScope common stock at an initial conversion rate of 36.3636 shares of common stock per share of the Convertible Preferred Stock (equivalent to $27.50 per common share). The conversion rate is subject to customary antidilution and other adjustments. As of June 30, 2024, the Company had authorized 1,400,000 shares of the Convertible Preferred Stock.

Holders of the Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. Dividends can be paid in cash, in-kind through the issuance of additional shares of the Convertible Preferred Stock or any combination of the two, at the Company’s option. During the three and six months ended June 30, 2024 and 2023, the Company paid dividends in-kind of $16.2 million and $32.2 million, respectively, and $15.3 million and $30.4 million, respectively, which were recorded as additional Convertible Preferred Stock in the Condensed Consolidated Balance Sheets.

12. SUBSEQUENT EVENTS

CommScope has entered into a definitive agreement to sell its OWN segment as well as the Distributed Antenna Systems business unit of its NICS segment to Amphenol Corporation. CommScope will receive approximately $2.1 billion in cash, to be paid by Amphenol upon closing. The sale is expected to close within the first half of 2025, subject to customary closing conditions, including receipt of applicable regulatory approvals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report).

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

We completed the acquisition of certain assets of Casa Systems, Inc. and its subsidiaries (Casa) on June 7, 2024 (the Casa Transaction). As part of the Casa Transaction, we acquired certain assets (the Casa Assets) and assumed certain specified liabilities (the Casa Liabilities) of Casa. The sale was conducted pursuant to the bid procedures (the Bid Procedures) established in the chapter 11 cases of Casa Systems, Inc. and certain affiliates in the U.S. Bankruptcy Court for the District of Delaware (the Bankruptcy Court). Pursuant to the Bid Procedures, we were designated as the successful bidder following an auction held on May 29, 2024. On June 5, 2024, the Bankruptcy Court entered an order authorizing the sale of the Casa Assets to us pursuant to section 363 of the Bankruptcy Court (subject to the terms thereof). The sale closed on June 7, 2024 and, at such time, we funded the purchase price of $45.1 million and settled certain assumed Casa Liabilities, with cash on hand. We plan to integrate this strategic acquisition into our Access Network Solutions (ANS) segment and expect the acquisition to strengthen our ANS segment’s position by enhancing its virtual cable modem termination systems and passive optical network product offerings, which will enable customers to migrate to distributed access architecture solutions at their own speed, and further grow our customer base. We recorded $1.0 million of transaction and integration costs for both the three and six months ended June 30, 2024 related to the Casa Transaction, and these costs were recognized in selling, general and administrative expense in the Condensed Consolidated Statements of Operations. See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the Casa Transaction.

CommScope NEXT

Since 2021, we have been engaged in a transformation initiative referred to as CommScope NEXT, which is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We believe these efforts are critical to making us more competitive and allowing us to invest in growth, de-leverage our indebtedness and maximize stockholder and other stakeholder value in the future. In 2022, CommScope NEXT generated positive impacts on net sales, profitability and cash flow from our execution on pricing initiatives, capacity expansion and operational efficiencies. In 2023, we experienced headwinds related to a slow-down in spending by our customers as discussed further below, but we continued to execute under CommScope NEXT to improve our profitability and cash flows by continuing to drive operational efficiencies and focusing on portfolio optimization. In the first half of 2024, we continued to focus on driving operational efficiencies and other cost savings initiatives as well as portfolio optimization, all of which should enable us to take advantage of the expected recovery in demand in the second half of 2024. To that end, we incurred $0.9 million and $31.5 million of net restructuring costs and $23.7 million and $32.3 million of transaction, transformation and integration costs during the three and six months ended June 30, 2024, respectively, primarily related to CommScope NEXT initiatives. We expect to continue to incur such costs during the remainder of 2024 as we continue executing on CommScope NEXT initiatives, and the resulting charges and cash requirements could be material.

On January 9, 2024, we completed the sale of our Home Networks (Home) segment and substantially all of the associated segment assets and liabilities (Home business) to Vantiva SA (Vantiva) pursuant to the Call Option Agreement entered into on October 2, 2023 and the Purchase Agreement dated as of December 7, 2023. In the fourth quarter of 2023, we determined the sale of our Home business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with accounting guidance. All prior period amounts have been recast to reflect the discontinuation of our Home business. Unless otherwise noted, the following discussions relate solely to our continuing operations. For further discussion of the discontinued operation related to our Home business, see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Our continuing operations results for the prior year periods include general corporate costs that were previously allocated to the Home segment. These indirect costs, reflected on the corporate and other line item within our segment information below, are classified as continuing operations for the prior year periods presented, since they were not directly attributable to the discontinued operations of the Home segment. Beginning in the first quarter of 2024, these costs have been reallocated to our remaining segments and partially offset by income from our transition services agreement with Vantiva.

As a result of the divestiture of the Home business, we are now reporting financial performance based on the following remaining four operating segments, which excludes our Home business: Connectivity and Cable Solutions (CCS), Outdoor Wireless Networks (OWN), Networking, Intelligent Cellular and Security Solutions (NICS) and ANS. For the prior year periods presented, amounts have been recast to reflect these operating segment changes.

As of January 1, 2024, we shifted certain product lines from our CCS segment to our ANS segment to better align with how the businesses are being managed. All prior period amounts have been recast to reflect these operating segment changes.

In July 2024, we entered into a definitive agreement to sell our OWN segment as well as the Distributed Antenna Systems (DAS) business unit of our NICS segment to Amphenol Corporation. As such, below we refer to certain supplementary Core financial measures, which reflect the results of the CCS, NICS excluding Distributed Antenna Systems (DAS), and ANS segments, in the aggregate. Core financial measures exclude the results and performance of the OWN segment and DAS business unit in NICS. The Core results and the OWN and DAS results represent the business results as currently managed and reported by the Company. Future results and the composition of any business divested in the future may vary and differ materially from the presentation of the Core financial measures. See the Segment Results section below for the aggregation of our Core financial measures.

Impacts of Current Economic Conditions

In 2023, macroeconomic factors such as higher interest rates, inflation and concerns about a global economic slow-down softened demand for our products, with certain customers reducing purchases as they right-sized their inventories and others pausing capital spending. This industry recession has continued to negatively impact our net sales in all segments for the first half of 2024. We are beginning to see a recovery in demand in certain businesses and expect to see additional recovery in demand later in 2024.

In 2023, we began implementing additional cost savings initiatives to improve profitability, and we continued to implement further initiatives during the first half of 2024. These initiatives should enable us to take advantage of the expected recovery in demand later in 2024. If the expected recovery in demand of our products does not occur in 2024, our outlook will be materially impacted.

For more discussion on risks related to our customers, see Part I, Item 1A, “Risk Factors” in our 2023 Annual Report.

CRITICAL ACCOUNTING POLICIES

Other than an update to the impairment reviews of goodwill, there have been no changes in our critical accounting policies as disclosed in our 2023 Annual Report.

Asset Impairment Reviews

Impairment Reviews of Goodwill

Our annual goodwill impairment test as of October 1, 2023, resulted in partial impairment charges of $99.1 million and $46.3 million for the Enterprise (previously Building and Data Center Connectivity) and ANS reporting units, respectively. As of the most recent interim impairment test on January 1, 2024, immediately before and after changes in the composition of those reporting units, the implied fair value of the Enterprise and ANS reporting units exceeded its respective carrying amount by 8% and 7%, respectively.

Considering the low headroom going forward for each of the ANS and Enterprise reporting units, management has continued to disclose the risk for future impairment in the event of declines in general economic, market or business conditions or any significant unfavorable change in the forecasted cash flows, weighted average cost of capital or growth rates. If current and long-term projections for the ANS and Enterprise reporting units are not realized or decrease materially, we may be required to recognize additional goodwill impairment charges, and these charges could be material to our results of operations.

Consistent with the information previously provided in our 2023 Annual Report, the following table provides summary information regarding our reporting units with goodwill balances as of January 1, 2024, that have the lowest level of headroom. The table presents key assumptions used in our interim goodwill analysis, along with sensitivity analyses showing the effect of a change in certain key assumptions, assuming all other assumptions remain constant, to the resulting fair value using an income approach.

	Key Assumptions		Goodwill		Excess (Deficit) of Fair Value to Carrying Value
	(dollars in millions)
Reporting Unit	Discount Rate	Terminal Growth Rate	Balance at January 1, 2024	% of Total Assets	Result of Interim Goodwill Test as of January 1, 2024	Decrease of 10% in Cash Flows	Decrease of 0.5% in Long-term Growth Rate	Increase of 0.5% in Discount Rate
ANS	14.0%	1.0%	$261.4	2.8%	$114.8	$(38.6)	$95.6	$52.8
Enterprise	11.0%	1.5%	742.3	7.9%	92.8	(35.1)	57.7	25.3

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Three Months Ended
	June 30,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,386.9	100.0%	$1,588.8	100.0%	$(201.9)	(12.7)%
Core net sales (1)	1,053.6	76.0	1,269.2	79.9	(215.6)	(17.0)
Gross profit	547.6	39.5	568.9	35.8	(21.3)	(3.7)
Operating income	192.8	13.9	98.2	6.2	94.6	96.3
Core operating income (1)	107.9	10.2	71.7	5.6	36.2	50.5
Non-GAAP adjusted EBITDA (2)	302.1	21.8	252.7	15.9	49.4	19.5
Core adjusted EBITDA (1)	201.1	19.1	201.7	15.9	(0.6)	(0.3)
Income (loss) from continuing operations	74.8	5.4	(63.1)	(4.0)	137.9	NM
Diluted earnings (loss) from continuing operations per share	$0.27		$(0.37)		$0.64	NM

	Six Months Ended
	June 30,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,555.3	100.0%	$3,253.2	100.0%	$(697.9)	(21.5)%
Core net sales (1)	1,954.6	76.5	2,588.7	79.6	(634.1)	(24.5)
Gross profit	949.8	37.2	1,199.1	36.9	(249.3)	(20.8)
Operating income	195.7	7.7	281.3	8.6	(85.6)	(30.4)
Core operating income (1)	63.4	3.2	192.0	7.4	(128.6)	(67.0)
Non-GAAP adjusted EBITDA (2)	455.1	17.8	566.4	17.4	(111.3)	(19.7)
Core adjusted EBITDA (1)	293.4	15.0	437.5	16.9	(144.1)	(32.9)
Loss from continuing operations	(187.3)	(7.3)	(33.3)	(1.0)	(154.0)	462.5
Diluted loss from continuing operations per share	$(1.03)		$(0.30)		$(0.73)	243.3

NM – Not meaningful

(1)
Core financial measures reflect the results of the CCS, NICS (excluding DAS), and ANS segments, in the aggregate. Core financial measures exclude the results and performance of the OWN segment and DAS business unit in NICS. See “Segment Results” section below for the aggregation of our Core financial measures.
(2)
See “Reconciliation of Non-GAAP Measures” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Net sales

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in millions)
Net sales	$1,386.9	$1,588.8	$(201.9)	(12.7)%	$2,555.3	$3,253.2	$(697.9)	(21.5)%
Domestic	889.0	996.7	(107.7)	(10.8)	1,646.1	2,144.3	(498.2)	(23.2)
International	497.9	592.1	(94.2)	(15.9)	909.2	1,108.9	(199.7)	(18.0)

Net sales for the three and six months ended June 30, 2024 decreased $201.9 million, or 12.7%, and $697.9 million, or 21.5%, respectively, compared to the prior year periods primarily driven by decreased sales volumes as certain customers have continued their reduced purchasing as they right-size their inventories and others have continued their pause in capital spending. Core net sales for the three and six months ended June 30, 2024 decreased $215.6 million, or 17.0%, and $634.1 million, or 24.5%, respectively, compared to the prior year periods. The decrease in core net sales for the three months ended June 30, 2024 was driven by lower net sales of $142.6 million in the ANS segment and $104.4 million in the NICS segment (excluding DAS), partially offset by increased net sales of $31.4 million in the CCS segment. The decrease in core net sales for the six months ended June 30, 2024 was driven by lower net sales of $255.6 million in the ANS segment, $193.5 million in the NICS segment (excluding DAS) and $185.0 million in the CCS segment. For the three and six months ended June 30, 2024, net sales in the OWN segment increased $27.5 million and decreased $34.9 million, respectively. For the three and six months ended June 30, 2024, net sales in the DAS business unit decreased $13.8 million and $28.9 million, respectively. For further details by segment, see “Segment Results” below.

From a regional perspective, for the three months ended June 30, 2024 compared to the prior year period, net sales decreased in the U.S. by $107.7 million, the Europe, Middle East and Africa (EMEA) region by $59.0 million, the Caribbean and Latin American (CALA) region by $40.5 million and the Asia Pacific (APAC) region by $4.9 million, but increased in Canada by $10.2 million. For the six months ended June 30, 2024 compared to the prior year period, net sales decreased in the U.S. by $498.2 million, the EMEA region by $120.1 million, the CALA region by $62.2 million, the APAC region by $13.9 million and Canada by $3.5 million. Net sales to customers located outside of the U.S. comprised 35.9% and 35.6% of total net sales for the three and six months ended June 30, 2024, respectively, compared to 37.3% and 34.1% for three and six months ended June 24, 2023, respectively. Foreign exchange rate changes did not have a material impact on our net sales during the three or six months ended June 30, 2024 compared to the prior year periods. For additional information on regional sales by segment, see “Segment Results” below and Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Gross profit, TSA income, SG&A expense and R&D expense

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in millions)
Gross profit	$547.6	$568.9	$(21.3)	(3.7)%	$949.8	$1,199.1	$(249.3)	(20.8)%
As a percent of sales	39.5%	35.8%			37.2%	36.9%
TSA income	8.4	—	8.4	NM	18.0	—	18.0	NM
As a percent of sales	0.6%	NM			0.7%	NM
SG&A expense	210.3	230.0	(19.7)	(8.6)	410.0	462.0	(52.0)	(11.3)
As a percent of sales	15.2%	14.5%			16.0%	14.2%
R&D expense	91.6	128.3	(36.7)	(28.6)	196.0	253.9	(57.9)	(22.8)
As a percent of sales	6.6%	8.1%			7.7%	7.8%

NM – Not meaningful

Gross profit (net sales less cost of sales)

Gross profit decreased by $21.3 million and $249.3 million for the three and six months ended June 30, 2024, respectively, compared to the prior year periods primarily due to lower net sales volumes, partially offset by favorable product mix and lower input costs.

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

Selling, general and administrative expense

For the three and six months ended June 30, 2024, selling, general and administrative (SG&A) expense decreased by $19.7 million and $52.0 million, respectively, compared to the prior year periods primarily due to cost savings initiatives, lower bad debt expense of $7.5 million and $8.9 million, respectively, and lower variable incentive compensation expense of $1.2 million and $4.8 million, respectively. These favorable impacts were partially offset by higher transaction, transformation and integration costs of $20.9 million and $29.2 million for the three and six months ended June 30, 2024, respectively, due to ongoing CommScope NEXT initiatives. We expect to continue to incur these costs during the remainder of 2024, and the resulting charges and cash requirements could be material.

Research and development expense

Research and development (R&D) expense decreased by $28.6 million and $57.9 million for the three and six months ended June 30, 2024, respectively, compared to the prior year periods primarily due to lower spending primarily within the CCS, NICS and ANS segments. R&D activities generally involve ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and Restructuring costs, net

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$60.4	$75.8	$(15.4)	(20.3)%	$134.6	$176.4	$(41.8)	(23.7)%
Restructuring costs, net	0.9	36.6	(35.7)	(97.5)	31.5	25.5	6.0	23.5

Amortization of purchased intangible assets

For the three and six months ended June 30, 2024, amortization of purchased intangible assets was lower compared to the prior year periods because certain of our intangible assets became fully amortized.

Restructuring costs, net

The net restructuring costs recorded during the three and six months ended June 30, 2024 and 2023 were primarily related to CommScope NEXT. For the three and six months ended June 30, 2024, our restructuring costs were $0.9 million and $31.5 million, respectively, and we paid $7.0 million and $16.3 million, respectively, to settle restructuring liabilities. We expect to pay an additional $9.9 million during the remainder of 2024 related to restructuring actions that have been initiated. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

Other income, net

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in millions)
Foreign currency gain (loss)	$0.3	$(1.6)	$1.9	NM	$(0.5)	$(3.3)	$2.8	(84.8)%
Other income, net	3.4	3.3	0.1	3.0%	3.1	10.3	(7.2)	NM

NM – Not meaningful

Foreign currency gain (loss)

Foreign currency gain (loss) includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The change in foreign currency gain (loss) for the three and six months ended June 30, 2024 compared to the prior year periods was primarily driven by certain unhedged currencies.

Other income, net

The change in other income, net for the three and six months ended June 30, 2024 compared to the prior year periods was primarily driven by a gain of $2.9 million and $10.4 million, respectively, on the early extinguishment of debt related to our debt repurchases in the prior year periods. There were no debt repurchases during the three or six months ended June 30, 2024.

Interest expense, Interest income and Income taxes

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in millions)
Interest expense	$(167.5)	$(168.5)	$1.0	(0.6)%	$(335.2)	$(333.6)	$(1.6)	0.5%
Interest income	2.1	1.9	0.2	10.5	5.7	4.4	1.3	29.5
Income tax (expense) benefit	43.7	3.6	40.1	1,113.9	(56.1)	7.6	(63.7)	(838.2)

Interest expense and Interest income

Interest expense for the three and six months ended June 30, 2024 did not change significantly when compared to the prior year periods. For the three and six months ended June 30, 2024, interest expense was favorably impacted by lower long-term debt balances as a result of the debt repurchases in 2023, and unfavorably impacted by increased variable interest rate on our senior secured term loan due 2026 (2026 Term Loan) as a result of the Federal Reserve’s increases in interest rates. Our weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 7.22% at June 30, 2024, 7.22% at December 31, 2023 and 7.24% at June 30, 2023.

Our interest expense and payments on our variable rate debt could increase if the Federal Reserve increases interest rates in the remainder of 2024. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” in our 2023 Annual Report for further discussion of our interest rate risk.

Income tax (expense) benefit

For the three and six months ended June 30, 2024, we recognized an income tax benefit of $43.7 million on pretax income of $31.1 million and income tax expense of $56.1 million on a pretax loss of $131.2 million, respectively. Our income taxes for the three and six months ended June 30, 2024, were unfavorably impacted by $67.8 million of additional valuation allowance related to current year federal and state interest limitation carryforwards, U.S. anti-deferral provisions and excess tax costs of $7.3 million related to equity compensation awards, partially offset by tax benefits related to federal tax credits. For the three and six months ended June 30, 2024, we used a discrete calculation to compute the net tax benefit associated with external interest. Using the estimated annual tax rate for this component of income would have produced significant variability in the estimated annual effective tax rate, and use of the discrete method for this component results in the best estimate of the estimated annual effective tax rate.

For the three and six months ended June 30, 2023, we recognized an income tax benefit of $3.6 million on a pretax loss of $66.7 million and an income tax benefit of $7.6 million on a pretax loss of $40.9 million, respectively. This tax benefit was unfavorably impacted by U.S. anti-deferral provisions and noncreditable withholding taxes for the three and six months ended June 30, 2023. Excess tax costs of $5.4 million and $6.9 million related to equity compensation awards also impacted the tax benefit unfavorably for the three and six months ended June 30, 2023, respectively. These unfavorable impacts were partially offset by the favorable impacts of federal income tax credits as well as $1.5 million and $9.8 million of tax benefits related to the release of various uncertain tax positions for the three and six months ended June 30, 2023, respectively.

Segment Results

	Three Months Ended
	June 30,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$728.4	52.5%	$697.0	43.9%	$31.4	4.5%
NICS (excluding DAS)	132.4	9.5	236.8	14.9	(104.4)	(44.1)
ANS	192.8	13.9	335.4	21.1	(142.6)	(42.5)
Core net sales (1)	1,053.6	76.0	1,269.2	79.9	(215.6)	(17.0)
OWN	256.3	18.5	228.8	14.4	27.5	12.0
DAS	77.0	5.6	90.8	5.7	(13.8)	(15.2)
Consolidated net sales	$1,386.9	100.0%	$1,588.8	100.0%	$(201.9)	(12.7)%

Operating income (loss) by segment:
CCS	$130.6	17.9%	$32.7	4.7%	$97.9	299.4%
NICS (excluding DAS)	(24.8)	(18.7)	33.7	14.2	(58.5)	(173.6)
ANS	2.1	1.1	5.3	1.6	(3.2)	(60.4)
Core operating income (1)	107.9	10.2	71.7	5.6	36.2	50.5
OWN	62.4	24.3	27.4	12.0	35.0	127.7
DAS	22.5	29.2	11.0	12.1	11.5	104.5
Corporate and other (2)	—	NM	(11.9)	NM	11.9	NM
Consolidated operating income	$192.8	13.9%	$98.2	6.2%	$94.6	96.3%

Adjusted EBITDA by segment:
CCS	$171.4	23.5%	$82.9	11.9%	$88.5	106.8%
NICS (excluding DAS)	(3.5)	(2.6)	55.8	23.6	(59.3)	(106.3)
ANS	33.2	17.2	63.0	18.8	(29.8)	(47.3)
Core adjusted EBITDA (1)	201.1	19.1	201.7	15.9	(0.6)	(0.3)
OWN	75.4	29.4	41.7	18.2	33.7	80.8
DAS	25.6	33.2	19.1	21.0	6.5	34.0
Corporate and other (2)	—	NM	(9.8)	NM	9.8	NM
Non-GAAP consolidated adjusted EBITDA (3)	$302.1	21.8%	$252.7	15.9%	$49.4	19.5%

NM – Not meaningful

	Six Months Ended
	June 30,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$1,333.1	52.2%	$1,518.1	46.7%	$(185.0)	(12.2)%
NICS (excluding DAS)	241.3	9.4	434.8	13.4	(193.5)	(44.5)
ANS	380.2	14.9	635.8	19.5	(255.6)	(40.2)
Core net sales (1)	1,954.6	76.5	2,588.7	79.6	(634.1)	(24.5)
OWN	452.3	17.7	487.2	15.0	(34.9)	(7.2)
DAS	148.4	5.8	177.3	5.5	(28.9)	(16.3)
Consolidated net sales	$2,555.3	100.0%	$3,253.2	100.0%	$(697.9)	(21.5)%

Operating income (loss) by segment:
CCS	$188.8	14.2%	$160.5	10.6%	$28.3	17.6%
NICS (excluding DAS)	(61.8)	(25.6)	51.9	11.9	(113.7)	(219.1)
ANS	(63.6)	(16.7)	(20.4)	(3.2)	(43.2)	211.8
Core operating income (1)	63.4	3.2	192.0	7.4	(128.6)	(67.0)
OWN	95.9	21.2	76.6	15.7	19.3	25.2
DAS	36.4	24.5	27.7	15.6	8.7	31.4
Corporate and other (2)	—	NM	(15.0)	NM	15.0	(100.0)
Consolidated operating income	$195.7	7.7%	$281.3	8.6%	$(85.6)	(30.4)%

Adjusted EBITDA by segment:
CCS	$266.4	20.0%	$233.9	15.4%	$32.5	13.9%
NICS (excluding DAS)	(20.9)	(8.7)	93.9	21.6	(114.8)	(122.3)
ANS	47.9	12.6	109.7	17.3	(61.8)	(56.3)
Core adjusted EBITDA (1)	293.4	15.0	437.5	16.9	(144.1)	(32.9)
OWN	119.7	26.5	101.3	20.8	18.4	18.2
DAS	42.0	28.3	39.0	22.0	3.0	7.7
Corporate and other (2)	—	NM	(11.4)	NM	11.4	(100.0)
Non-GAAP consolidated adjusted EBITDA (3)	$455.1	17.8%	$566.4	17.4%	$(111.3)	(19.7)%

NM – Not meaningful
(1)
Core financial measures reflect the results of the CCS, NICS (excluding DAS), and ANS segments, in the aggregate. Core financial measures exclude the results and performance of the OWN segment and DAS business unit in NICS.
(2)
The prior year periods include general corporate costs that were previously allocated to the Home segment. These indirect costs have been classified as continuing operations for the prior year periods, since they were not directly attributable to the discontinued operations of the Home segment. Beginning in the first quarter of 2024, these costs have been reallocated to our remaining segments and partially offset by income from our transition service agreement with Vantiva.
(3)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Connectivity and Cable Solutions Segment

Net sales for the CCS segment increased for the three months ended compared to the prior year period primarily due to higher sales volumes in the Enterprise business. CCS segment net sales decreased for the six months ended June 30, 2024 compared to the prior year period primarily due to lower sales volumes as certain customers paused spending in the first quarter as they right-sized their inventory levels. From a regional perspective, for the three months ended June 30, 2024, net sales increased in the U.S. by $29.6 million, the APAC region by $14.1 million and Canada by $4.4 million, but decreased in the CALA region by $15.4 million and the EMEA region by $1.3 million, compared to the prior year period. For the six months ended June 30, 2024, net sales decreased in the U.S. by $145.1 million, the CALA region by $29.3 million, the EMEA region by $15.5 million and Canada by $3.3 million, but increased in the APAC region by $8.2 million compared to the prior year period. Foreign exchange rate changes did not have a material impact on our CCS net sales during the three or six months ended June 30, 2024.

For the three months ended June 30, 2024, CCS segment operating income and adjusted EBITDA increased compared to the prior year period primarily due to higher sales volumes and favorable product mix. For the six months ended June 30, 2024, CCS segment operating income and adjusted EBITDA increased compared to the prior year period primarily due to favorable product mix and lower SG&A, input and R&D costs, partially offset by lower sales volumes. The reductions in SG&A costs impacting both operating income and adjusted EBITDA were primarily due to cost savings initiatives. For the three months ended June 30, 2024, CCS segment operating income was also favorably impacted by a reduction in restructuring costs of $12.8 million, partially offset by an increase in transaction, transition and integration costs of $7.2 million. For the six months ended June 30, 2024, CCS segment operating income was unfavorably impacted by an increase in transaction, transition and integration costs of $7.4 million. Restructuring costs and transaction, transition and integration costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Outdoor Wireless Networks Segment

For the three months ended June 30, 2024, OWN segment net sales increased compared to the prior year period primarily due to higher sales volumes. For the six months ended June 30, 2024, OWN segment net sales decreased compared to the prior year period primarily due to lower sales volumes as a result of reductions in spending in the first quarter by certain North American operators. From a regional perspective, for the three months ended June 30, 2024, OWN segment net sales increased in the U.S. by $22.3 million, the CALA region by $1.9 million, the EMEA region by $1.6 million, the APAC region by $1.1 million and Canada by $0.6 million compared to the prior year period. For the six months ended June 30, 2024, OWN segment net sales decreased in the U.S. by $40.9 million and Canada by $0.2 million, but increased in the APAC region by $3.2 million, the CALA region by $2.1 million and the EMEA region by $0.9 million, compared to the prior year period. Foreign exchange rate changes did not have a material impact on our OWN net sales during the three and six months ended June 30, 2024.

For the three months ended June 30, 2024, OWN segment operating income and adjusted EBITDA increased compared to the prior year period primarily due to higher sales volumes, favorable product mix and lower input costs. For the six months ended June 30, 2024, OWN segment operating income and adjusted EBITDA increased compared to the prior year period primarily due to lower SG&A costs, favorable product mix and lower input costs, partially offset by lower sales volumes. The reductions in SG&A costs impacting both operating income and adjusted EBITDA were primarily due to cost savings initiatives. See “Reconciliation of Segment Adjusted EBITDA” below.

Networking, Intelligent Cellular and Security Solutions Segment

For the three and six months ended June 30, 2024, NICS segment net sales decreased compared to the prior year periods primarily due to lower sales volumes of our Ruckus products driven from lower demand and channel inventory digestion. From a regional perspective, for the three months ended June 30, 2024, NICS segment net sales decreased in the U.S. by $50.4 million, the EMEA region by $44.4 million, the APAC region by $19.9 million, the CALA region by $3.2 million and Canada by $0.3 million compared to the prior year period. For the six months ended June 30, 2024, NICS segment net sales decreased in the U.S. by $117.9 million, the EMEA region by $69.4 million, the APAC region by $28.6 million, the CALA region by $5.5 million and Canada by $1.0 million compared to the prior year period. Foreign exchange rate changes did not have a material impact on our NICS net sales during the three or six months ended June 30, 2024.

For the three and six months ended June 30, 2024, NICS segment operating loss increased and adjusted EBITDA decreased compared to the prior year periods primarily due to lower sales volumes, lower pricing and higher inventory reserves, partially offset by lower SG&A and R&D costs and favorable product mix. The reductions in SG&A costs impacting both operating loss and adjusted EBITDA were primarily due to cost savings initiatives. See “Reconciliation of Segment Adjusted EBITDA” below.

Access Network Solutions Segment

For the three and six months ended June 30, 2024, net sales decreased in the ANS segment due to lower sales volumes compared to the prior year periods primarily due to lower sales volumes as certain customers have paused spending as they right-size their inventory levels. From a regional perspective, for the three months ended June 30, 2024, ANS segment net sales decreased in the U.S. by $109.2 million, the CALA region by $23.8 million, the EMEA region by $14.9 million and the APAC region by $0.2 million, but increased in Canada by $5.5 million, compared to the prior year period. For the six months ended June 30, 2024, ANS segment net sales decreased in the U.S. by $194.3 million, the EMEA region by $36.1 million and the CALA region by $29.5 million, but increased in the APAC region by $3.3 million and Canada by $1.0 million, compared to the prior year period. Foreign exchange rate changes did not have a material impact on our ANS net sales during the three or six months ended June 30, 2024.

For the three and six months ended June 30, 2024, ANS segment operating income (loss) and adjusted EBITDA were impacted unfavorably by lower sales volumes but benefited from lower SG&A and R&D costs, favorable product mix, lower freight and lower input costs compared to the prior year periods. The reductions in SG&A costs impacting both operating income (loss) and adjusted EBITDA were primarily due to cost savings initiatives. For the three months ended June 30, 2024, ANS segment operating income (loss) was also favorably impacted by reductions in amortization expense of $13.1 million and restructuring costs of $10.4 million. For the six months ended June 30, 2024, operating income (loss) was favorably impacted by a reduction in amortization expense of $37.0 million, partially offset by increases in restructuring costs of $17.2 million and transaction, transformation and integration costs of $6.9 million. Restructuring costs, transaction, transformation and integration costs and amortization expense are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data):

			$	%
	June 30, 2024	December 31, 2023	Change	Change
	(dollars in millions)
Cash and cash equivalents	$345.9	$543.8	$(197.9)	(36.4)%
Working capital, net of assets and liabilities held for sale (1) and excluding cash and cash equivalents and current portion of long-term debt	1,052.4	970.1	82.3	8.5
Availability under Revolving Credit Facility	535.4	688.0	(152.6)	(22.2)
Long-term debt, including current portion	9,274.8	9,278.6	(3.8)	—
Total capitalization (2)	7,150.3	7,471.9	(321.6)	(4.3)
Long-term debt as a percentage of total capitalization	129.7%	124.2%

(1)
Working capital is net of assets and liabilities held for sale and consists of current assets of $2,564.8 million less current liabilities of $2,473.1 million as of June 30, 2024 and current assets of $2,584.1 million less current liabilities of $1,102.2 million as of December 31, 2023.
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

The primary uses of liquidity include debt service requirements, voluntary debt repayments, redemptions or purchases on the open market, working capital requirements, capital expenditures, business separation transaction costs, transformation costs, restructuring costs, dividends related to the Convertible Preferred Stock if we elect to pay such dividends in cash, litigation settlements, income tax payments and other contractual obligations. As of June 30, 2024, we have $1.27 billion outstanding on our 6.00% senior unsecured notes which mature on June 15, 2025 (the 2025 Notes), which is within one year of the date that the condensed consolidated financial statements are issued for the quarter ended June 30, 2024. We do not currently have sufficient cash or liquidity to repay the 2025 Notes when they mature on June 15, 2025.

Proceeds of approximately $2.1 billion from the pending sale of our OWN segment and DAS business unit, may be used under certain circumstances to retire the 2025 Notes due to flexibility under our credit agreements. We believe this is probable of occurring and will alleviate substantial doubt about our ability to operate as a going concern.

Concurrently, we are negotiating with our noteholders and lenders to explore both restructuring and/or refinancing of the 2025 Notes. No commitments have been obtained regarding this alternative as of the filing date, thus it has not reached a level of being considered probable at this time, although it remains part of our plans to mitigate conditions that give rise to substantial doubt about our ability to operate as a going concern.

Management has assessed our plan to mitigate the conditions that give rise to substantial doubt and, considering the pending sale of our OWN segment and DAS business unit, management believes such plan is probable and will alleviate substantial doubt about our ability to operate as a going concern.

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

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended June 30, 2024, our non-GAAP pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $926.1 million, which included annualized savings expected from cost reduction initiatives of $38.4 million so that the impact of cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities as of June 30, 2024.

Cash and cash equivalents decreased during the six months ended June 30, 2024 primarily driven by cash used in operating activities of $126.9 million and cash paid of $45.1 million related to the Casa Transaction. As of June 30, 2024, approximately 66% of our cash and cash equivalents were held outside the U.S.

Working capital, net of assets and liabilities held for sale and excluding cash and cash equivalents and the current portion of long-term debt, increased during the six months ended June 30, 2024 compared to the fourth quarter of 2023 primarily due to higher accounts receivable balances due to increased net sales in the second quarter of 2024 compared to the fourth quarter of 2023 and lower accrued liabilities due to the pay-out of our 2023 variable incentive compensation. These increases were partially offset by increases in accounts payable and other liabilities. During the six months ended June 30, 2024, we sold accounts receivable under customer-sponsored supplier financing agreements. This had an impact of approximately $53 million on working capital, excluding cash and cash equivalents and the current portion of long-term debt, as of June 30, 2024. Under these agreements, we are able to sell certain accounts receivable to a bank, and we retain no interest in and have no servicing responsibilities for the accounts receivable sold. The net reduction in total capitalization during the six months ended June 30, 2024 reflected the net loss for the period.

Cash Flow Overview

	Six Months Ended
	June 30,		$	%
	2024	2023	Change	Change
	(dollars in millions)
Net cash generated by (used in) operating activities	$(126.9)	$90.7	$(217.6)	(239.9)%
Net cash generated by (used in) investing activities	(47.6)	26.9	(74.5)	(277.0)
Net cash used in financing activities	(17.8)	(97.8)	80.0	(81.8)

Operating Activities

	Six Months Ended
	June 30,
	2024	2023
	(in millions)
Net loss	$(314.8)	$(97.0)
Adjustments to reconcile net loss to net cash generated by (used in) operating activities:
Depreciation and amortization	202.5	303.5
Equity-based compensation	12.8	24.2
Deferred income taxes	6.8	(61.9)
Asset impairments	17.2	—
Changes in assets and liabilities:
Accounts receivable	(180.5)	174.4
Inventories	46.7	135.6
Prepaid expenses and other assets	(101.6)	16.3
Accounts payable and other liabilities	117.4	(411.2)
Other	66.6	6.8
Net cash generated by (used in) operating activities	$(126.9)	$90.7

During the six months ended June 30, 2024, net cash generated by (used in) operating activities decreased compared to the prior year period primarily due to better operating performance in the first half of 2023 compared to the first half of 2024, partially offset by lower variable incentive compensation paid in the first half of 2024 compared to the first half of 2023.

Investing Activities

	Six Months Ended
	June 30,
	2024	2023
	(in millions)
Additions to property, plant and equipment	$(11.3)	$(35.2)
Proceeds from sale of property, plant and equipment	0.2	41.6
Acquisition of a business	(45.1)	—
Other	8.6	20.5
Net cash generated by (used in) investing activities	$(47.6)	$26.9

During the six months ended June 30, 2024, the decrease in cash generated by (used in) investing activities compared to the prior year period was primarily driven by cash paid of $45.1 million related to the Casa Transaction and decreased capital expenditures of $23.9 million, partially offset by prior year period proceeds of $41.6 million from the sale of property, plant and equipment mostly related to the sale of an international manufacturing facility that was closed as part of CommScope NEXT. Cash used in investing activities in the current year period was favorably impacted by proceeds of $8.6 million on the sale of certain nonfinancial assets. Cash generated by investing activities in the prior year period was favorably impacted by proceeds of $11.2 million related to the sale of an equity investment and proceeds of $9.3 million on the sale of certain nonfinancial assets.

Financing Activities

	Six Months Ended
	June 30,
	2024	2023
	(in millions)
Long-term debt repaid	$(16.0)	$(16.0)
Long-term debt repurchases	—	(75.0)
Tax withholding payments for vested equity-based compensation awards	(1.8)	(8.9)
Other	—	2.1
Net cash used in financing activities	$(17.8)	$(97.8)

During the six months ended June 30, 2024, we paid the quarterly scheduled amortization payment of $16.0 million on the 2026 Term Loan. We did not borrow under our Revolving Credit Facility. As of June 30, 2024, we had no outstanding borrowings under the Revolving Credit Facility and the remaining availability was $535.4 million, reflecting a borrowing base subject to maximum capacity of $634.4 million reduced by $99.0 million of letters of credit issued under the Revolving Credit Facility.

During the six months ended June 30, 2023, we repurchased $56.9 million aggregate principal amount of our 8.25% senior notes due 2027, $3.1 million aggregate principal amount of our 7.125% senior notes due 2028 and $25.4 million aggregate principal amount of the 2025 Notes, for total cash consideration paid of $75.0 million. We also paid two quarterly scheduled amortization payments totaling $16.0 million on the 2026 Term Loan during the six months ended June 30, 2023.

During the six months ended June 30, 2024, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units (RSUs) and performance share units (PSUs), which reduced cash flows by $1.8 million compared to $8.9 million in the prior year period.

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

We also believe presenting these non-GAAP results for the twelve months ended June 30, 2024 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the six months ended June 30, 2023 from the data for the year ended December 31, 2023 and then adding the data for the six months ended June 30, 2024.

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

Consolidated

	Three Months		Six Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	June 30,		June 30,		December 31,	June 30,
	2024	2023	2024	2023	2023	2024
	(in millions)
Income (loss) from continuing operations	$74.8	$(63.1)	$(187.3)	$(33.3)	$(851.3)	$(1,005.3)
Income tax expense (benefit)	(43.7)	(3.6)	56.1	(7.6)	133.4	197.1
Interest income	(2.1)	(1.9)	(5.7)	(4.4)	(11.1)	(12.4)
Interest expense	167.5	168.5	335.2	333.6	675.8	677.4
Other income, net	(3.7)	(1.7)	(2.6)	(7.0)	(59.7)	(55.3)
Operating income (loss)	192.8	98.2	195.7	281.3	(112.9)	(198.5)
Adjustments:
Amortization of purchased intangible assets	60.4	75.8	134.6	176.4	327.1	285.3
Restructuring costs, net	0.9	36.6	31.5	25.5	29.7	35.7
Equity-based compensation	1.6	9.9	12.8	22.2	43.6	34.2
Asset impairments	—	—	—	—	571.4	571.4
Transaction, transformation and integration costs (1)	23.7	2.8	32.3	3.1	27.1	56.3
Acquisition accounting adjustments (2)	—	0.2	—	0.8	1.2	0.4
Patent claims and litigation settlements	—	—	—	—	(3.5)	(3.5)
Recovery of Russian accounts receivable	—	(2.0)	—	(2.0)	(2.0)	—
Cyber incident costs (3)	—	3.6	—	3.6	5.5	1.9
Depreciation	22.7	27.6	48.2	55.5	111.8	104.5
Non-GAAP adjusted EBITDA	$302.1	$252.7	$455.1	$566.4	$999.0	$887.7

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

Reconciliation of Segment Adjusted EBITDA

Segment adjusted EBITDA is provided as a performance measure in Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. Below we reconcile segment adjusted EBITDA for each segment, individually, to operating income (loss) for that segment to supplement the reconciliation of the total segment adjusted EBITDA to consolidated operating income in Note 9.

Connectivity and Cable Solutions Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating income	$130.6	$32.7	$188.8	$160.5
Adjustments:
Amortization of purchased intangible assets	18.3	18.9	36.8	37.9
Restructuring costs (credits), net	0.4	13.2	0.8	(1.9)
Equity-based compensation	0.7	3.2	4.5	7.1
Transaction, transformation and integration costs	7.6	0.4	7.9	0.5
Recovery of Russian accounts receivable	—	(2.0)	—	(2.0)
Cyber incident costs	—	1.7	—	1.7
Depreciation	13.7	14.8	27.5	30.0
Adjusted EBITDA	$171.4	$82.9	$266.4	$233.9

Networking, Intelligent Cellular and Security Solutions Segment (excluding DAS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating income (loss)	$(24.8)	$33.7	$(61.8)	$51.9
Adjustments:
Amortization of purchased intangible assets	12.7	12.7	25.3	25.3
Restructuring costs, net	1.3	3.8	2.5	5.4
Equity-based compensation	0.4	2.1	3.0	4.7
Transaction, transformation and integration costs	5.4	0.4	6.2	0.5
Acquisition accounting adjustments	—	0.3	—	0.7
Cyber incident costs	—	0.5	—	0.5
Depreciation	1.5	2.5	3.7	4.9
Adjusted EBITDA	$(3.5)	$55.8	$(20.9)	$93.9

Access Network Solutions Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating income (loss)	$2.1	$5.3	$(63.6)	$(20.4)
Adjustments:
Amortization of purchased intangible assets	24.3	37.4	62.1	99.1
Restructuring costs (credits), net	(1.1)	9.3	27.9	10.7
Equity-based compensation	0.2	2.7	3.0	5.9
Transaction, transformation and integration costs	3.8	1.7	8.7	1.8
Acquisition accounting adjustments	—	—	—	0.1
Cyber incident costs	—	0.7	—	0.7
Depreciation	4.0	5.9	9.9	11.9
Adjusted EBITDA	$33.2	$63.0	$47.9	$109.7

Outdoor Wireless Networks Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating income	$62.4	$27.4	$95.9	$76.6
Adjustments:
Amortization of purchased intangible assets	3.8	5.0	7.9	10.5
Restructuring costs, net	0.2	3.8	0.2	3.9
Equity-based compensation	0.3	1.4	1.9	3.0
Transaction, transformation and integration costs	6.1	0.2	8.5	0.2
Cyber incident costs	—	0.7	—	0.7
Depreciation	2.6	3.3	5.3	6.5
Adjusted EBITDA	$75.4	$41.7	$119.7	$101.3

Distributed Antenna Systems

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating income	$22.5	$11.0	$36.4	$27.7
Adjustments:
Amortization of purchased intangible assets	1.2	1.6	2.5	3.3
Restructuring costs, net	0.1	5.2	0.1	5.6
Equity-based compensation	0.1	0.3	0.5	0.8
Transaction, transformation and integration costs	0.9	—	0.9	—
Depreciation	0.9	0.8	1.8	1.7
Adjusted EBITDA	$25.6	$19.1	$42.0	$39.0

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

These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our dependence on customers’ capital spending on data, communication and entertainment equipment, which could be negatively impacted by a regional or global economic downturn, among other factors; the potential impact of higher than normal inflation; concentration of sales among a limited number of customers and channel partners; risks associated with our sales through channel partners; changes to the regulatory environment in which we and our customers operate; changes in technology; industry competition and the ability to retain customers through product innovation, introduction, and marketing; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing and timing of delivery of products to customers; risks related to our ability to implement price increases on our products and services; risks associated with our dependence on a limited number of key suppliers for certain raw materials and components; risks related to the successful execution of CommScope NEXT and other cost saving initiatives; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities or those of our contract manufacturers that may affect our ability to meet customer demands for products; possible future restructuring actions; the risk that our manufacturing operations, including our contract manufacturers on which we rely, encounter capacity, production, quality, financial or other difficulties causing difficulty in meeting customer demands; our substantial indebtedness, including our upcoming maturities and evaluation of capital structure alternatives and restrictive debt covenants; our ability to refinance existing indebtedness prior to its maturity or incur additional indebtedness at acceptable interest rates or at all; our ability to generate cash to service our indebtedness; the divestiture of the Home segment and its effect on our remaining businesses; the expected timing of the closing of the sale of the OWN and DAS businesses (the Transaction); the expected benefits of the Transaction, including the expected financial performance of CommScope following the Transaction; the ability of the parties to obtain any required regulatory approvals in connection with the Transaction and to complete the Transaction considering the various closing conditions; expenses related to the Transaction and any potential future costs; the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive agreement governing the Transaction, or an inability to consummate the Transaction on the terms described or at all; the effect of the announcement of the Transaction on the ability of CommScope to retain and hire key personnel and maintain relationships with its key business partners and customers, and others with whom it does business, or on its operating results and businesses generally; the response of CommScope’s competitors, creditors and other stakeholders to the Transaction; risks associated with the disruption of management’s attention from ongoing business operations due to the Transaction; the ability to meet expectations regarding the timing and completion of the Transaction; potential litigation relating to the Transaction; restrictions during the pendency of the Transaction that may impact the ability to pursue certain business opportunities, including uncertainty regarding the timing of the separation, achievement of the expected benefits and the potential disruption to the business; our ability to integrate and fully realize anticipated benefits from prior or future divestitures, acquisitions or equity investments; possible future additional impairment charges for fixed or intangible assets, including goodwill; our ability to attract and retain qualified key employees; labor unrest; product quality or performance issues, including those associated with our suppliers or contract manufacturers, and associated warranty claims; our ability to maintain effective management information technology systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches, ransomware or computer viruses; the use of open standards; the long-term impact of climate change; significant international operations exposing us to economic risks like variability in foreign exchange rates and inflation, as well as political and other risks, including the impact of wars, regional conflicts and terrorism; our ability to comply with governmental anti-corruption laws and regulations worldwide; the impact of export and import controls and sanctions worldwide on our supply chain and ability to compete in international markets; changes in the laws and policies in the U.S. affecting trade, including the risk and uncertainty related to tariffs or potential trade wars and potential changes to laws and policies, that may impact our products; the costs of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign social and environmental laws; the impact of litigation and similar regulatory proceedings in which we are involved or may become involved, including the costs of such litigation; the scope, duration and impact of disease outbreaks and pandemics, such as COVID-19, on our business, including employees, sites, operations, customers, supply chain logistics and the global economy; our stock price volatility; income tax rate variability and ability to recover amounts recorded as deferred tax assets; and other factors beyond our control. These and other factors are discussed in greater detail in our 2023 Annual Report and may be updated from time to time in our annual reports, quarterly reports, current reports and other filings we make with the Securities and Exchange Commission. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this Quarterly Report on Form 10-Q, except to the extent required by law.

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

Changes in Internal Control Over Financial Reporting

Reference should be made to our 2023 Annual Report for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	2,251	$1.16	—	$—
May 1, 2024 - May 31, 2024	5,167	$0.99	—	$—
June 1, 2024 - June 30, 2024	1,125,960	$1.44	—	$—
Total	1,133,378	$1.44	—

(1) The shares purchased were withheld to satisfy the withholding tax obligations related to RSUs and PSUs that vested during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

Our officers and directors did not enter into, modify or terminate any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2024.

ITEM 6. EXHIBITS

2.1

Purchase Agreement, dated as of July 18, 2024, by and between CommScope Holding Company, Inc. and Amphenol Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

10.1	Form of Long-Term Cash Incentive Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2024).***
10.2 **	Success Bonus Agreement, dated July 22, 2024, between CommScope, LLC and Farid Firouzbakht.***
31.1 **	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2 **	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
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

COMMSCOPE HOLDING COMPANY, INC.

August 7, 2024	/s/ Kyle D. Lorentzen
Date	Kyle D. Lorentzen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)