Form 10-Q
period 2024-09-30
CommScope Holding Company, Inc.
filed 2024-11-07
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 30, 2024, there were 215,878,782 shares of common stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

September 30, 2024

PART 1 – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited – In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$1,082.2	$1,053.4	$3,036.7	$3,642.1
Cost of sales	647.1	673.2	1,909.9	2,320.1
Gross profit	435.1	380.2	1,126.8	1,322.0
Transition service agreement income	4.4	—	22.4	—
Operating expenses:
Selling, general and administrative	203.4	186.4	565.5	602.1
Research and development	78.0	85.4	235.2	297.9
Amortization of purchased intangible assets	56.8	68.9	181.4	231.8
Restructuring costs (credits), net	(0.9)	22.0	30.6	43.1
Asset impairments	—	425.9	—	425.9
Total operating expenses	337.3	788.6	1,012.7	1,600.8
Operating income (loss)	102.2	(408.4)	136.5	(278.8)
Other income (expense), net	(6.8)	8.0	1.7	19.6
Interest expense	(168.0)	(171.3)	(503.2)	(504.9)
Interest income	2.6	3.4	8.3	7.8
Loss from continuing operations before income taxes	(70.0)	(568.3)	(356.7)	(756.3)
Income tax (expense) benefit	(26.7)	34.5	(41.2)	74.4
Loss from continuing operations	(96.7)	(533.8)	(397.9)	(681.9)
Income (loss) from discontinued operations, net of income tax (expense) benefit of $(22.1), $124.1, $(74.7) and $83.6, respectively	63.7	(294.9)	50.1	(243.8)
Net loss	(33.0)	(828.7)	(347.8)	(925.7)
Series A convertible preferred stock dividends	(16.4)	(15.5)	(48.6)	(45.9)
Net loss attributable to common stockholders	$(49.4)	$(844.2)	$(396.4)	$(971.6)

Basic:
Loss from continuing operations per share	$(0.52)	$(2.59)	$(2.09)	$(3.46)
Earnings (loss) from discontinued operations per share	0.29	(1.39)	0.24	(1.16)
Loss per share	$(0.23)	$(3.98)	$(1.85)	$(4.62)

Diluted:
Loss from continuing operations per share	$(0.52)	$(2.59)	$(2.09)	$(3.46)
Earnings (loss) from discontinued operations per share	0.29	(1.39)	0.24	(1.16)
Loss per share	$(0.23)	$(3.98)	$(1.85)	$(4.62)

Weighted average shares outstanding:
Basic	215.9	211.9	213.9	210.4
Diluted	215.9	211.9	213.9	210.4

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited – In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Comprehensive income (loss):
Net loss	$(33.0)	$(828.7)	$(347.8)	$(925.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	48.1	(45.1)	26.8	(24.4)
Pension and other postretirement benefit activity	0.1	0.1	—	—
Gain (loss) on hedging instruments	(10.7)	3.8	(3.3)	3.3
Total other comprehensive income (loss), net of tax	37.5	(41.2)	23.5	(21.1)
Total comprehensive income (loss)	$4.5	$(869.9)	$(324.3)	$(946.8)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	Unaudited September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$392.1	$500.3
Accounts receivable, net of allowance for doubtful accounts of $17.9 and $24.3, respectively	664.8	592.1
Inventories, net	843.5	900.8
Prepaid expenses and other current assets	178.0	135.0
Current assets held for sale	1,345.5	734.4
Total current assets	3,423.9	2,862.6
Property, plant and equipment, net of accumulated depreciation of $757.5 and $713.4, respectively	365.0	433.3
Goodwill	2,906.9	2,897.7
Other intangible assets, net	1,276.2	1,459.5
Deferred income taxes	553.6	614.4
Other noncurrent assets	285.1	274.6
Noncurrent assets held for sale	—	829.8
Total assets	$8,810.7	$9,371.9
Liabilities and Stockholders' Deficit
Accounts payable	$381.7	$330.7
Accrued and other liabilities	527.0	566.8
Current portion of long-term debt	1,306.6	32.0
Current liabilities held for sale	235.4	479.9
Total current liabilities	2,450.7	1,409.4
Long-term debt	7,966.4	9,246.6
Deferred income taxes	101.0	94.8
Other noncurrent liabilities	404.4	406.9
Noncurrent liabilities held for sale	—	20.9
Total liabilities	10,922.5	11,178.6
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,210.7	1,162.1
Stockholders' deficit:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,210,682 and 1,162,085, respectively, Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 215,857,513 and 212,108,634, respectively	2.3	2.3
Additional paid-in capital	2,522.9	2,550.4
Accumulated deficit	(5,300.9)	(4,953.1)
Accumulated other comprehensive loss	(243.2)	(266.7)
Treasury stock, at cost: 15,636,515 shares and 14,424,126 shares, respectively	(303.6)	(301.7)
Total stockholders' deficit	(3,322.5)	(2,968.8)
Total liabilities and stockholders' deficit	$8,810.7	$9,371.9

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Cash Flows (1)

(Unaudited – In millions)

	Nine Months Ended
	September 30,
	2024	2023
Operating Activities:
Net loss	$(347.8)	$(925.7)
Adjustments to reconcile net loss to net cash generated by (used in) operating activities:
Depreciation and amortization	287.7	442.2
Equity-based compensation	21.1	35.5
Deferred income taxes	1.9	(249.9)
Asset impairments	17.2	895.1
Changes in assets and liabilities:
Accounts receivable	(99.1)	375.0
Inventories	58.2	218.0
Prepaid expenses and other assets	(108.7)	13.2
Accounts payable and other liabilities	81.8	(524.8)
Other	82.9	(49.1)
Net cash generated by (used in) operating activities	(4.8)	229.5
Investing Activities:
Additions to property, plant and equipment	(18.0)	(43.9)
Proceeds from sale of property, plant and equipment	0.2	41.8
Acquisition of a business	(45.1)	—
Other	8.6	20.4
Net cash generated by (used in) investing activities	(54.3)	18.3
Financing Activities:
Long-term debt repaid	(24.0)	(24.0)
Long-term debt repurchases	—	(92.1)
Tax withholding payments for vested equity-based compensation awards	(1.8)	(8.9)
Other	—	2.1
Net cash used in financing activities	(25.8)	(122.9)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(4.1)
Change in cash and cash equivalents	(87.4)	120.8
Cash and cash equivalents at beginning of period	543.8	398.1
Cash and cash equivalents at end of period	$456.4	$518.9

(1) The cash flows related to discontinued operations have not been segregated. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited – In millions, except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Number of common shares outstanding:
Balance at beginning of period	215,851,423	211,912,464	212,108,634	208,371,426
Issuance of shares under equity-based compensation plans	9,387	9,362	4,961,268	5,166,462
Shares surrendered under equity-based compensation plans	(3,297)	(3,072)	(1,212,389)	(1,619,134)
Balance at end of period	215,857,513	211,918,754	215,857,513	211,918,754
Common stock:
Balance at beginning of period	$2.3	$2.3	$2.3	$2.2
Issuance of shares under equity-based compensation plans	—	—	—	0.1
Balance at end of period	$2.3	$2.3	$2.3	$2.3
Additional paid-in capital:
Balance at beginning of period	$2,531.0	$2,558.7	$2,550.4	$2,542.9
Equity-based compensation	8.3	11.3	21.1	35.5
Dividends on Series A convertible preferred stock	(16.4)	(15.5)	(48.6)	(45.9)
Other	—	(0.1)	—	21.9
Balance at end of period	$2,522.9	$2,554.4	$2,522.9	$2,554.4
Accumulated deficit:
Balance at beginning of period	$(5,267.9)	$(3,599.2)	$(4,953.1)	$(3,502.2)
Net loss	(33.0)	(828.7)	(347.8)	(925.7)
Balance at end of period	$(5,300.9)	$(4,427.9)	$(5,300.9)	$(4,427.9)
Accumulated other comprehensive loss:
Balance at beginning of period	$(280.7)	$(276.2)	$(266.7)	$(296.3)
Other comprehensive income (loss), net of tax	37.5	(41.2)	23.5	(21.1)
Balance at end of period	$(243.2)	$(317.4)	$(243.2)	$(317.4)
Treasury stock, at cost:
Balance at beginning of period	$(303.5)	$(301.5)	$(301.7)	$(292.6)
Net shares surrendered under equity-based compensation plans	(0.1)	—	(1.9)	(8.9)
Balance at end of period	$(303.6)	$(301.5)	$(303.6)	$(301.5)
Total stockholders' deficit	$(3,322.5)	$(2,490.1)	$(3,322.5)	$(2,490.1)

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

On July 18, 2024, the Company entered into a definitive agreement with Amphenol Corporation, a Delaware corporation (Amphenol), pursuant to which Amphenol has agreed to acquire the Company’s Outdoor Wireless Networks (OWN) segment and the Distributed Antenna Systems (DAS) business unit of its Networking, Intelligent Cellular & Security Solutions (NICS) segment in exchange for approximately $2.1 billion in cash, to be paid by Amphenol upon closing. The sale is expected to close within the first quarter of 2025, subject to customary closing conditions, including receipt of applicable regulatory approvals. The Company determined the anticipated sale of the OWN segment and DAS business unit met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Accounting Standards Codification (ASC) No. 360-10, Impairment and Disposal of Long–Lived Assets, and ASC No. 205-20, Presentation of Financial Statements: Discontinued Operations, in the third quarter of 2024 due to its relative size and strategic rationale. For all periods presented, amounts in these consolidated financial statements have been recast to reflect the discontinuation of the OWN segment and DAS business unit in accordance with guidance.

The Company completed the acquisition of certain assets of Casa Systems, Inc. and its subsidiaries (Casa) on June 7, 2024 (the Casa Transaction). As part of the Casa Transaction, the Company acquired certain assets (the Casa Assets) and assumed certain specified liabilities (the Casa Liabilities) of Casa. The sale was conducted pursuant to the bid procedures (the Bid Procedures) established in the chapter 11 cases of Casa Systems, Inc. and certain affiliates in the United States (U.S.) Bankruptcy Court for the District of Delaware (the Bankruptcy Court). Pursuant to the Bid Procedures, the Company was designated as the successful bidder following an auction held on May 29, 2024. On June 5, 2024, the Bankruptcy Court entered an order authorizing the sale of the Casa Assets to the Company pursuant to section 363 of the U.S. Bankruptcy Code (subject to the terms thereof). The sale closed on June 7, 2024 and, at such time, the Company funded the purchase price of $45.1 million and settled certain assumed Casa Liabilities, with cash on hand. The Company plans to integrate this strategic acquisition into its Access Network Solutions (ANS) segment and expects the acquisition to strengthen its ANS segment’s position by enhancing its virtual cable modem termination systems ( CMTS) and passive optical network (PON) product offerings, which will enable customers to migrate to distributed access architecture (DAA) solutions at their own speed, and further grow its customer base. See Note 2 for additional discussion of the Casa Transaction.

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

The discussions in these condensed consolidated financial statements relate solely to the Company’s continuing operations, unless otherwise noted. As a result, the Company is reporting financial performance based on the following remaining three operating segments, which excludes the OWN segment, DAS business unit in NICS and Home business: Connectivity and Cable Solutions (CCS), NICS (excluding DAS) and ANS. See Note 3 for further discussion of the discontinued operations related to the OWN segment, DAS business unit and Home business.

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

As of January 1, 2024, management shifted certain product lines from the Company’s CCS segment to its ANS segment to better align with how the businesses are managed. All prior period amounts in these condensed consolidated financial statements have been recast to reflect these operating segment changes.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the 2023 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2023 Annual Report. There were no material changes in the Company’s significant accounting policies during the three or nine months ended September 30, 2024.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2024, the Company has $1.27 billion outstanding on its 6.00% senior unsecured notes that mature on June 15, 2025 (the 2025 Notes), which is less than a year from the date that these condensed consolidated financial statements are issued for the quarter ended September 30, 2024. The Company does not currently have sufficient cash or liquidity to repay the 2025 Notes when they mature on June 15, 2025.

Proceeds of approximately $2.1 billion from the pending sale of the Company’s OWN segment and DAS business unit may be used under certain circumstances to retire the 2025 Notes due to the flexibility under the Company’s debt documents. The Company believes this is probable of occurring and will alleviate substantial doubt about the Company’s ability to operate as a going concern.

Concurrently, the Company is negotiating with creditors to explore both restructuring and/or refinancing of the 2025 Notes. No commitments have been obtained regarding this alternative as of the filing date, although it remains part of the Company’s plans to mitigate conditions that give rise to substantial doubt about the Company’s ability to operate as a going concern.

Management has assessed its plan to mitigate the conditions that give rise to substantial doubt and, considering the pending sale of the Company’s OWN segment and DAS business unit, management believes such plan is probable and will alleviate substantial doubt about the Company’s ability to operate as a going concern.

Concentrations of Risk and Related Party Transactions

No direct customer accounted for 10% or more of the Company’s total net sales during the three or nine months ended September 30, 2024. Net sales to Charter Communications, Inc. (Charter) accounted for 13% of the Company’s total net sales during the three months ended September 2023. During the nine months ended September 30, 2023, Comcast Corporation and affiliates (Comcast) and Charter each accounted for 11% of the Company’s total net sales. Accounts receivable from Comcast and Anixter International Inc. and its affiliates (Anixter) represented approximately 11% and 10%, respectively, of accounts receivable as of September 30, 2024. Other than Comcast and Anixter, no direct customer accounted for 10% or more of the Company’s accounts receivable.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

As of September 30, 2024, funds affiliated with Carlyle Partners VII S1 Holdings, L.P. (Carlyle) owned 100% of the Company's Series A convertible preferred stock (the Convertible Preferred Stock), which was sold to Carlyle to fund a portion of the acquisition of ARRIS International plc (ARRIS) in 2019. See Note 11 for further discussion of the Convertible Preferred Stock. Other than transactions related to the Convertible Preferred Stock and the Company’s continuing involvement with Vantiva discussed in Note 3, there were no material related party transactions for the three or nine months ended September 30, 2024.

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

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Product warranty accrual, beginning of period	$19.7	$29.5	$20.6	$28.3
Provision for warranty claims	5.6	0.7	14.3	9.6
Warranty claims paid	(4.7)	(3.9)	(14.3)	(11.7)
Foreign exchange	—	(0.1)	—	—
Product warranty accrual, end of period	$20.6	$26.2	$20.6	$26.2

Non-cancellable Purchase Obligations

In the third quarter of 2023, the Company entered into a long-term supply contract with a third-party to secure the supply of certain raw materials. Under the terms of the contract, the Company will make advance payments through 2026 totaling $120.0 million (undiscounted), and such advance payments will be credited and applied to future orders on a quarterly basis beginning in 2027 through 2031 based on the ability to meet certain minimum purchase requirements. Advance payments of $45.0 million and $30.0 million are capitalized as other noncurrent assets in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively. Under this agreement, the Company committed to purchases of raw materials that began in 2023, growing to a level of approximately $137 million per year by 2026 and continuing through 2032.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company’s financial condition or results of operations.

Asset Impairments

Goodwill

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. As of January 1, 2024, the Company assessed goodwill for impairment due to a change in the composition of reporting units as a result of the new segment structure and certain other intrasegment realignments. The Company performed impairment testing immediately before and after the change and determined that no goodwill impairment existed. As of the most recent impairment test on January 1, 2024, the implied fair value of the Enterprise and ANS reporting units exceeded its respective carrying amount by 8% and 7%, respectively. There were no goodwill impairments identified during the three or nine months ended September 30, 2024. See Note 4 for further discussion.

During the third quarter of 2023, the Company concluded that a triggering event occurred, primarily due to a sustained decrease in the market value of the Company’s debt and common stock affecting the overall business and changes in expected future cash flows due to reduced earnings forecasts and current macroeconomic conditions, including a rising interest rate environment. The Company performed an interim quantitative goodwill impairment test as of September 30, 2023 for its ANS and Building and Data Center Connectivity (BDCC) reporting units, which were most sensitive to negative performance and outlook, to compare the fair values of the reporting units to their carrying amounts, including the goodwill. As a result, for the three and nine months ended September 30, 2023, the Company recorded a goodwill impairment charge of $425.9 million in asset impairments in the Condensed Consolidated Statements of Operations to partially write down the carrying amount of the ANS reporting unit goodwill. As of September 30, 2023, there was no impairment identified in the BDCC reporting unit within the CCS reportable segment. See Note 4 for further discussion.

Subsequently, the Company’s ANS and BDCC reporting units failed the annual goodwill impairment test, and partial impairments were recorded as of October 1, 2023.

As a result of the new segment structure and certain other intrasegment realignments, as of January 1, 2024, the BDCC and Network Cable and Connectivity (NCC) reporting units are being referred to as Enterprise and Broadband, respectively, which are both in the CCS reportable segment.

Considering the low headroom going forward for each of the ANS and Enterprise reporting units, there is a risk for future impairment in the event of declines in general economic, market or business conditions or any significant unfavorable change in the forecasted cash flows, weighted average cost of capital or growth rates. If current and long-term projections for the ANS and Enterprise reporting units are not realized or decrease materially, the Company may be required to recognize additional goodwill impairment charges, and these charges could be material to the Company’s results of operations.

Long-lived Assets

Long-lived assets, which include property, plant and equipment, intangible assets with finite lives and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions and as part of discontinued operations, there were no definite-lived intangible or other long-lived asset impairments identified during the three or nine months ended September 30, 2024 or 2023.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Income Taxes

For the three and nine months ended September 30, 2024, the Company recognized income tax expense of $26.7 million on a pretax loss of $70.0 million and income tax expense of $41.2 million on a pretax loss of $356.7 million, respectively. The Company’s income taxes for the three and nine months ended September 30, 2024, were unfavorably impacted by $35.9 million and $103.7 million, respectively, of additional valuation allowance related to current year federal and state interest limitation carryforwards and U.S. anti-deferral provisions, partially offset by tax benefits related to federal tax credits. For the three and nine months ended September 30, 2024, the Company used a discrete calculation to compute the net tax benefit associated with external interest. Using the estimated annual tax rate for this component of income would have produced significant variability in the estimated annual effective tax rate, and use of the discrete method for this component results in the best estimate of the estimated annual effective tax rate.

For the three and nine months ended September 30, 2023, the Company recognized an income tax benefit of $34.5 million on a pretax loss of $568.3 million and an income tax benefit of $74.4 million on a pretax loss of $756.3 million, respectively. The Company’s tax benefit for the three and nine months ended September 30, 2023, was unfavorably impacted by a goodwill impairment charge of $425.9 million for which minimal tax benefits were recorded. The Company’s tax benefit was favorably impacted by $4.1 million related to tax law changes for the three and nine months ended September 30, 2023. In addition to the unfavorable impact of the goodwill impairment charge mentioned above, for the nine months ended September 30, 2023, the Company’s tax benefit was also unfavorably impacted by excess tax costs of $7.1 million related to equity compensation awards but favorably impacted by $9.6 million related to the release of various uncertain tax positions.

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

Basic EPS from discontinued operations is computed by dividing income (loss) from discontinued operations, net of income taxes by the weighted average number of common shares outstanding during the period. The numerator in diluted EPS from discontinued operations is the same as the basic EPS from discontinued operations numerator. The denominator used in diluted EPS from discontinued operations is based on the basic EPS computation plus the effect of potentially dilutive common shares related to the Convertible Preferred Stock and equity-based compensation plans, subject to antidilution requirements.

For the three and nine months ended September 30, 2024, 18.7 million and 18.6 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. Of those amounts, for the three and nine months ended September 30, 2024, 7.0 million and 3.4 million shares, respectively, would have been considered dilutive if the Company had not been in a loss from continuing operations position. For the three and nine months ended September 30, 2023, 18.9 million and 17.2 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. Of those amounts, for the three and nine months ended September 30, 2023, 0.6 million and 2.0 million shares, respectively, would have been considered dilutive if the Company had not been in a loss from continuing operations position.

For the three and nine months ended September 30, 2024, 43.4 million and 42.8 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive. For the three and nine months ended September 30, 2023, 41.1 million and 40.6 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive; however, they may have been considered dilutive if the Company had not been in a loss from continuing operations position.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Loss from continuing operations	$(96.7)	$(533.8)	$(397.9)	$(681.9)
Income (loss) from discontinued operations, net of tax	63.7	(294.9)	50.1	(243.8)
Net loss	$(33.0)	$(828.7)	$(347.8)	$(925.7)
Dividends on Series A convertible preferred stock	(16.4)	(15.5)	(48.6)	(45.9)
Net loss attributable to common stockholders	$(49.4)	$(844.2)	$(396.4)	$(971.6)

Denominator:
Weighted average common shares outstanding – basic	215.9	211.9	213.9	210.4
Dilutive effect of as-if converted Series A convertible preferred stock	—	—	—	—
Dilutive effect of equity-based awards	—	—	—	—
Weighted average common shares outstanding – diluted	215.9	211.9	213.9	210.4

Basic:
Loss from continuing operations per share	$(0.52)	$(2.59)	$(2.09)	$(3.46)
Earnings (loss) from discontinued operations per share	0.29	(1.39)	0.24	(1.16)
Loss per share	$(0.23)	$(3.98)	$(1.85)	$(4.62)

Diluted:
Loss from continuing operations per share	$(0.52)	$(2.59)	$(2.09)	$(3.46)
Earnings (loss) from discontinued operations per share	0.29	(1.39)	0.24	(1.16)
Loss per share	$(0.23)	$(3.98)	$(1.85)	$(4.62)

Recent Accounting Pronouncements

Adopted During the Nine Months Ended September 30, 2024

On January 1, 2024, the Company adopted the rollforward disclosure requirement of Accounting Standards Update (ASU) No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new guidance improves the transparency of supplier finance programs by requiring that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of its financial statements to understand the program’s nature, activity during the period, changes from period to period and potential effect on an entity’s financial statements. The requirement to disclose rollforward information was effective prospectively for the Company as of January 1, 2024. The impact of adopting this new guidance was not material to the condensed consolidated financial statements and related disclosures.

Issued but Not Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures by requiring additional information related to the rate reconciliation and income taxes paid, including 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) disaggregation of income taxes paid by jurisdiction. The guidance is effective for the Company on a prospective basis, although retrospective application is permitted, as of January 1, 2025 for the annual period. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the condensed consolidated financial statements.

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

The sale was conducted pursuant to the Bid Procedures established in the chapter 11 cases of Casa Systems, Inc. and certain affiliates in the Bankruptcy Court. Pursuant to the Bid Procedures, the Company was designated as the successful bidder following an auction held on May 29, 2024. On June 5, 2024, the Bankruptcy Court entered an order authorizing the sale of the Casa Assets to the Company pursuant to section 363 of the U.S. Bankruptcy Code (subject to the terms thereof). The sale closed on June 7, 2024 and, at such time, the Company funded the purchase price of $45.1 million and settled certain assumed Casa Liabilities, with cash on hand.

The Company plans to integrate this strategic acquisition into its ANS segment and expects the acquisition to strengthen its ANS segment’s position by enhancing its virtual CMTS and PON product offerings, which will enable customers to migrate to DAA solutions at their own speed, and further grow its customer base.

The Company recorded the purchase of the Casa Transaction using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of acquisition. As of September 30, 2024, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the validation of the underlying cash flows used to determine the fair value of the identified intangible assets. The final determination of the fair value of certain assets and liabilities will be completed within the one-year measurement period from the date of acquisition, which is necessary to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, including, but not limited to intangible assets, accounts receivable, inventory and personal property.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed in the Casa Transaction as of the acquisition date:

	Amounts Recognized as of Acquisition Date	Q3 Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (As Adjusted)
Purchase price
Total cash consideration paid	$45.1	$—	$45.1

Assets
Accounts receivable, net (1)	$4.4	$0.8	$5.2
Inventories, net	13.6	(3.9)	9.7
Property, plant and equipment	2.6	3.5	6.1
Goodwill	2.2	2.1	4.3
Identifiable intangible assets	24.1	(2.4)	21.7
Other noncurrent assets	1.2	(0.1)	1.1
Less: Liabilities assumed
Accounts payable and accrued and other liabilities	2.3	—	2.3
Other noncurrent liabilities	0.7	—	0.7
Fair value allocated to net assets acquired	$45.1	$—	$45.1
(1)
The fair value of accounts receivable, net is $5.2 million with a gross contractual amount of $12.2 million. The Company expects $7.0 million to be uncollectible.

The impact of measurement period adjustments to the Condensed Consolidated Statements of Operations was immaterial for the three and nine months ended September 30, 2024.

The goodwill arising from the Casa Transaction is believed to result from the company’s reputation in the marketplace and assembled workforce and is expected to be fully deductible for income tax purposes.

Various valuation techniques which use significant unobservable inputs, or Level 3 inputs as defined by the fair value hierarchy, were used to estimate the fair value of the assets acquired and the liabilities assumed. Using these valuation approaches requires the Company to make certain estimates and assumptions. The estimated fair values are expected to change as the Company completes its valuation analyses of the assets acquired and liabilities assumed.

The table below summarizes the preliminary valuations of the intangible assets acquired that were determined by management to meet the criteria for recognition apart from goodwill and determined to have finite lives. The values presented below are preliminary estimates and are subject to change as management completes its valuation of the Casa Transaction:

	Estimated Fair Value	Weighted Average Estimated Useful Life (In Years)
Customer relationships	$5.8	12
Existing technology	15.9	7
Total amortizable intangible assets	$21.7

The Company recorded $4.3 million of net sales included in the Condensed Consolidated Statements of Operations related to the Casa business for both the three and nine months ended September 30, 2024.

The Company recognized $0.4 million and $1.4 million of transaction and integration-related costs related to the Casa Transaction for the three and nine months ended September 30, 2024, respectively, and these costs were recognized in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

3. DISCONTINUED OPERATIONS

On July 18, 2024, the Company entered into a definitive agreement with Amphenol, pursuant to which Amphenol has agreed to acquire the Company’s OWN segment and the DAS business unit of its NICS segment in exchange for approximately $2.1 billion in cash, to be paid by Amphenol upon closing.

The OWN segment and DAS business unit qualified as “held for sale” per ASC 360-10 in the third quarter of 2024 and were classified as a discontinued operation per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. As such, activity directly attributable to the OWN segment and DAS business unit has been removed from continuing operations and presented in income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for all periods presented. In addition, all assets and liabilities of the OWN segment and DAS business unit were classified as assets and liabilities held for sale on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

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

The Home business qualified as “held for sale” per ASC 360-10 in the fourth quarter of 2023 and was classified as a discontinued operation per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. As such, activity directly attributable to the Home business has been removed from continuing operations and presented in income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for all periods presented. In addition, all assets and liabilities of the Home business were classified as assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2023, and in connection with the “held for sale” classification, the Company recognized a loss on classification as held for sale of $177.0 million in the fourth quarter of 2023. Upon the closing of the transaction on January 9, 2024, the Company recognized an additional loss of $75.3 million, which was included in income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024.

In conjunction with the closing of the Home business transaction, the Company entered into a transition service agreement with Vantiva (Vantiva TSA), whereby the Company provides and receives certain post-closing support on a transitional basis which is included in continuing operations in transition service agreement income. The terms of the Vantiva TSA vary based on the services provided thereunder, with the longest such term having a duration of sixteen months. The Vantiva TSA provides options to extend services for up to two renewal terms of three months each. Following the closing of the transaction, the Company also entered into a Supply Agreement with Vantiva (Vantiva Supply Agreement), whereby the Company sells certain retained inventory at cost, or market price if below cost, for a period of two years. The Company’s investment in Vantiva is accounted for using the equity method of accounting, and the carrying value of the investment is included in other noncurrent assets in the Condensed Consolidated Balance Sheets. The Company recognized a loss on its investment of $17.0 million in the second quarter of 2024, as a result of recording its proportionate share of loss on its equity investment, which is recorded on a one-quarter lag basis in discontinued operations in the Condensed Consolidated Statements of Operations beginning in the second quarter of 2024. The investment in the ordinary shares is subject to a lock-up period, until the earlier of eighteen months, or the occurrence of a change of control or the entry into an agreement that would result in a change of control, following closing.

During the first quarter of 2024, the Company recorded a $48.3 million loss on disposal of the Home business, with an incremental $5.5 million loss on disposal related to settlements of certain retained obligations recognized during the third quarter. During the second quarter of 2024, the Company recognized a loss on impairment of $17.2 million, based on Level 3 valuation inputs which included contractual payment amounts and market comparable information, related to Home business patents. In addition, during the first quarter of 2024, the Company recorded a loss on disposal of the Home business. The losses were recorded in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statements of Operations.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes for the three months ended September 30, 2023 and 2024:

	OWN		DAS		Home		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Net sales	$258.5	$210.3	$73.6	$86.4	$13.4	$249.4	$345.5	$546.1
Cost of sales	147.8	129.6	40.0	46.3	14.0	204.3	201.8	380.2
Gross profit (loss)	110.7	80.7	33.6	40.1	(0.6)	45.1	143.7	165.9
Operating expenses:
Selling, general and administrative	21.1	12.3	9.5	10.3	1.1	20.8	31.7	43.4
Research and development	13.3	9.8	7.8	7.4	—	22.9	21.1	40.1
Amortization of purchased intangible assets	1.0	4.9	0.6	1.6	—	25.9	1.6	32.4
Restructuring costs (credits), net	—	(0.4)	—	(1.7)	—	0.4	—	(1.7)
Asset impairments	—	—	—	—	—	469.2	—	469.2
Total operating expenses	35.4	26.6	17.9	17.6	1.1	539.2	54.4	583.4
Operating income (loss)	75.3	54.1	15.7	22.5	(1.7)	(494.1)	89.3	(417.5)
Other income (expense), net	2.2	(1.4)	—	—	(0.2)	(0.1)	2.0	(1.5)
Income (loss) from operations of discontinued businesses before income taxes	77.5	52.7	15.7	22.5	(1.9)	(494.2)	91.3	(419.0)
Loss on disposal of discontinued operations before income taxes	—	—	—	—	(5.5)	—	(5.5)	—
Income tax (expense) benefit	(15.6)	(14.3)	(3.2)	(6.1)	(3.3)	144.5	(22.1)	124.1
Income (loss) from discontinued operations, net of income taxes	$61.9	$38.4	$12.5	$16.4	$(10.7)	$(349.7)	$63.7	$(294.9)

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes for the nine months ended September 30, 2023 and 2024:

	OWN		DAS		Home		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Net sales	$710.8	$697.5	$222.0	$263.7	$46.0	$916.1	$978.8	$1,877.3
Cost of sales (1)	411.5	434.9	118.9	148.3	60.4	761.1	590.8	1,344.3
Gross profit (loss)	299.3	262.6	103.1	115.4	(14.4)	155.0	388.0	533.0
Operating expenses:
Selling, general and administrative	52.2	35.9	26.4	33.0	13.8	77.2	92.4	146.1
Research and development	37.9	35.3	22.0	23.3	0.1	75.7	60.0	134.3
Amortization of purchased intangible assets	8.5	15.2	3.1	4.9	6.4	77.2	18.0	97.3
Restructuring costs (credits), net	—	(1.8)	—	4.0	—	6.3	—	8.5
Asset impairments	—	—	—	—	17.2	469.2	17.2	469.2
Total operating expenses	98.6	84.6	51.5	65.2	37.5	705.6	187.6	855.4
Operating income (loss)	200.7	178.0	51.6	50.2	(51.9)	(550.6)	200.4	(322.4)
Other income (expense), net (2)	(3.5)	(5.9)	—	—	(18.3)	0.9	(21.8)	(5.0)
Income (loss) from operations of discontinued businesses before income taxes	197.2	172.1	51.6	50.2	(70.2)	(549.7)	178.6	(327.4)
Loss on disposal of discontinued operations before income taxes	—	—	—	—	(53.8)	—	(53.8)	—
Income tax (expense) benefit	(48.0)	(40.7)	(12.5)	(11.9)	(14.2)	136.2	(74.7)	83.6
Income (loss) from discontinued operations, net of income taxes	$149.2	$131.4	$39.1	$38.3	$(138.2)	$(413.5)	$50.1	$(243.8)
(1)
Cost of sales includes a charge of $19.5 million for excess and obsolete inventory related to the Home business during the nine months ended September 30, 2024.
(2)
Other income (expense), net includes a loss on equity investment of $17.0 million for the nine months ended September 30, 2024.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents balance sheet information for assets and liabilities held for sale related to the discontinued operations:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$64.2	$43.5
Accounts receivable, net	265.5	476.6
Inventories, net	190.3	297.3
Prepaid expenses and other	7.4	34.3
Property, plant, and equipment, net	62.5	—
Goodwill	617.8	—
Other intangible assets, net	111.6	—
Other assets	24.2	59.7
Total current assets	1,343.5	911.4
Loss on classification of held for sale	—	(177.0)
Total current assets held for sale	$1,343.5	$734.4
Property, plant, and equipment, net	—	67.3
Goodwill	—	616.8
Other intangible assets, net	—	123.2
Other noncurrent assets	—	22.5
Total noncurrent assets	—	829.8
Total assets held for sale	$1,343.5	$1,564.2

Accounts payable	$142.8	$297.7
Accrued and other liabilities	92.6	182.2
Total current liabilities held for sale	$235.4	$479.9
Deferred income taxes	—	15.9
Other noncurrent liabilities	—	5.0
Total noncurrent liabilities	—	20.9
Total liabilities held for sale	$235.4	$500.8

The following table presents the details of the loss on disposal of Home business:

January 9, 2024
Consideration received (net of cash acquired):
Fair value of shares issued to seller	$17.0
Total disposal consideration	17.0
Carrying value of net assets sold	(43.4)
Loss on disposal of Home business before income taxes and reclassification of foreign currency translation	(26.4)
Reclassification of foreign currency translation	(27.4)
Loss on disposal of Home business before income taxes	(53.8)
Income tax expense	(21.5)
Loss on disposal of Home business, net of income taxes	$(75.3)

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The cash flows related to discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows, and accordingly, they include the results from continuing and discontinued operations. The Company’s cash inflows related to the Vantiva TSA and inventory sales resulting from the Home business transaction, as described above, were $7.4 million and $12.5 million, respectively, for the three months ended September 30, 2024, and $19.9 million and $30.7 million, respectively, for the nine months ended September 30, 2024. The following table summarizes significant non-cash operating items of the discontinued operations included in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2024	2023
Loss on disposal of Home business	$53.8	$—
Depreciation and amortization	24.2	114.7
Asset impairments	17.2	469.2
Loss on equity investment	17.0	—
Equity-based compensation	2.8	6.4
Capital expenditures	0.7	4.1

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

4. GOODWILL

The following table presents the activity in goodwill by reportable segment:

	December 31, 2023			Activity	September 30, 2024
	Goodwill	Accumulated Impairment Losses	Total	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
CCS	$2,291.0	$(150.6)	$2,140.4	$4.2	$2,295.2	$(150.6)	$2,144.6
NICS	537.1	(41.2)	495.9	0.6	537.7	(41.2)	496.5
ANS	1,995.4	(1,734.0)	261.4	4.4	1,999.8	(1,734.0)	265.8
Total	$4,823.5	$(1,925.8)	$2,897.7	$9.2	$4,832.7	$(1,925.8)	$2,906.9

Goodwill at December 31, 2023 reflects the reorganization of the Company’s segment structure, as disclosed in Note 1. As a result of the new segment structure and certain other intrasegment realignments, as of January 1, 2024, the Company assessed goodwill for impairment due to changes in the composition of certain reporting units. The Company performed impairment testing immediately before the change and after the change once goodwill was reallocated and determined that no goodwill impairment existed.

Additional goodwill of $4.3 million resulting from the Casa acquisition is included in the other activity above as of September 30, 2024.

For the quarter ended September 30,2024, the Company completed an impairment analysis for goodwill recorded within the NICS reporting unit, which is impacted by the pending divestiture of the DAS business. The quantitative assessment was used, and the Company determined that the fair value of the impacted reporting unit exceeded the carrying value and that no impairment existed immediately prior to or subsequent to allocating goodwill to the disposal group that includes our DAS business. The Company allocated $113.5 million of goodwill to the disposal group based on the relative fair value of the DAS business as compared to the NICS reporting unit, along with $504.3 million of goodwill that was entirely attributable to its OWN reporting unit. Total goodwill for the disposal group of $617.8 million has been classified as held for sale as of September 30, 2024.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

During the third quarter of 2023, the Company concluded that a triggering event occurred, primarily due to a sustained decrease in the market value of the Company’s debt and common stock affecting the overall business and changes in expected future cash flows due to reduced earnings forecasts and current macroeconomic conditions, including a rising interest rate environment. As a result, the Company performed an interim quantitative goodwill impairment test as of September 30, 2023 for its ANS and BDCC reporting units and recorded a goodwill impairment charge of $425.9 million in asset impairments in the Condensed Consolidated Statements of Operations to partially write down the carrying amount of the goodwill in the ANS reporting unit. As of September 30, 2023, there was no impairment identified in the BDCC reporting unit within the CCS reportable segment.

5. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

See Note 9 for the presentation of net sales by segment and geographic region.

Allowance for Doubtful Accounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Allowance for doubtful accounts, beginning of period	$18.5	$25.1	$24.3	$25.2
Provision (benefit)	(1.0)	1.5	(5.2)	0.9
Write-offs	—	(0.5)	(1.2)	(0.3)
Foreign exchange and other	0.4	(0.6)	—	(0.3)
Allowance for doubtful accounts, end of period	$17.9	$25.5	$17.9	$25.5

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers:

Contract Balance Type	Balance Sheet Location	September 30, 2024	December 31, 2023
Unbilled accounts receivable	Accounts receivable, net of allowance for doubtful accounts	$11.5	$14.2

Deferred revenue - current	Accrued and other liabilities	$99.4	$84.4
Deferred revenue - noncurrent	Other noncurrent liabilities	79.0	70.6
Total contract liabilities		$178.4	$155.0

There were no material changes to contract asset balances for the nine months ended September 30, 2024 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2023 to September 30, 2024 was primarily due to upfront support billings to be recognized over the support term. During the three and nine months ended September 30, 2024, the Company recognized $18.4 million and $69.1 million, respectively, of revenue related to contract liabilities recorded as of December 31, 2023.

6. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	September 30, 2024	December 31, 2023
Accounts receivable - trade	$674.8	$600.3
Accounts receivable - other	7.9	16.1
Allowance for doubtful accounts	(17.9)	(24.3)
Total accounts receivable, net	$664.8	$592.1

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Inventories

	September 30, 2024	December 31, 2023
Raw materials	$423.5	$478.3
Work in process	161.6	119.9
Finished goods	258.4	302.6
Total inventories, net	$843.5	$900.8

Accrued and Other Liabilities

	September 30, 2024	December 31, 2023
Compensation and employee benefit liabilities	$152.5	$150.5
Deferred revenue	99.4	84.4
Accrued interest	54.7	113.2
Operating lease liabilities	34.1	35.3
Product warranty accrual	18.9	19.2
Other	167.4	164.2
Total accrued and other liabilities	$527.0	$566.8

Operating Lease Information

	Balance Sheet Location	September 30, 2024	December 31, 2023
Right of use assets	Other noncurrent assets	$139.3	$152.1

Lease liabilities - current	Accrued and other liabilities	$34.1	$35.3
Lease liabilities - noncurrent	Other noncurrent liabilities	123.8	135.9
Total lease liabilities		$157.9	$171.2

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss (AOCL), net of tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Foreign currency translation
Balance at beginning of period	$(253.7)	$(249.6)	$(232.4)	$(270.3)
Other comprehensive income (loss)	48.1	(45.1)	(0.6)	(24.4)
Amounts reclassified from AOCL	—	—	27.4	—
Balance at end of period	$(205.6)	$(294.7)	$(205.6)	$(294.7)

Defined benefit plan activity
Balance at beginning of period	$(15.0)	$(14.9)	$(14.9)	$(14.8)
Other comprehensive income	0.1	0.1	—	—
Balance at end of period	$(14.9)	$(14.8)	$(14.9)	$(14.8)

Hedging instruments
Balance at beginning of period	$(12.0)	$(11.7)	$(19.4)	$(11.2)
Other comprehensive income (loss)	(10.7)	3.8	(3.3)	3.3
Balance at end of period	$(22.7)	$(7.9)	$(22.7)	$(7.9)
Net AOCL at end of period	$(243.2)	$(317.4)	$(243.2)	$(317.4)

During the nine months ended September 30, 2024, the amount reclassified from net AOCL related to foreign currency translation was recorded in the loss on disposal of the Home business, included in income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations.

Cash Flow Information

	Nine Months Ended
	September 30,
	2024	2023
Cash paid during the period for:
Income taxes, net of refunds	$75.5	$85.5
Interest	543.1	546.6
Non-cash investing activities:
Equity method investment from divestiture	17.0	—

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

7. FINANCING

	September 30, 2024	December 31, 2023
7.125% senior notes due July 2028	$641.6	$641.6
5.00% senior notes due March 2027	750.0	750.0
8.25% senior notes due March 2027	866.9	866.9
6.00% senior notes due June 2025	1,274.6	1,274.6
4.75% senior secured notes due September 2029	1,250.0	1,250.0
6.00% senior secured notes due March 2026	1,500.0	1,500.0
Senior secured term loan due April 2026	3,040.0	3,064.0
Senior secured revolving credit facility	—	—
Total principal amount of debt	9,323.1	9,347.1
Less: Original issue discount, net of amortization	(8.0)	(11.5)
Less: Debt issuance costs, net of amortization	(42.1)	(57.0)
Less: Current portion	(1,306.6)	(32.0)
Total long-term debt	$7,966.4	$9,246.6

The 2025 Notes will mature in less than twelve months and have been reclassified to the current portion of long-term debt from long-term debt in the Condensed Consolidated Balance Sheets as of September 30, 2024. See Note 8 within the Company’s audited consolidated financial statements included in the 2023 Annual Report for additional information on the terms and conditions of the Company’s debt obligations.

Senior Secured Credit Facilities

During the three and nine months ended September 30, 2024, the Company made the quarterly scheduled amortization payments totaling $8.0 million and $24.0 million, respectively, on the Company’s senior secured term loan due 2026 (the 2026 Term Loan). The current portion of long-term debt reflects repayments due under the 2026 Term Loan of $32.0 million and the 2025 Notes as described above.

As of September 30, 2024, the Company did not reflect any portion of the 2026 Term Loan as a current portion of long-term debt related to the potentially required excess cash flow payment because the amount that may be payable in 2024, if any, cannot currently be reliably estimated. There is no excess cash flow payment required in 2024 related to 2023.

During the nine months ended September 30, 2024, the Company did not borrow under the Revolving Credit Facility. As of September 30, 2024, the Company had no outstanding borrowings under the Revolving Credit Facility and had availability of $567.9 million, after giving effect to borrowing base limitations and outstanding letters of credit.

Other Matters

The Company’s non-guarantor subsidiaries held $2,781 million, or 32%, of total assets and $660 million, or 6%, of total liabilities as of September 30, 2024 and accounted for $409 million, or 29%, and $1,211 million, or 30%, of net sales for the three and nine months ended September 30, 2024, respectively. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 7.09% and 7.22% as of September 30, 2024 and December 31, 2023, respectively.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

8. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate swap contracts and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of September 30, 2024 and December 31, 2023 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts as of September 30, 2024 and December 31, 2023, are as follows:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$4.6	$4.6	$8.7	$8.7	Level 2
Interest rate swap contracts	—	—	—	—	Level 2
Liabilities:
7.125% senior notes due 2028	$641.6	$535.7	$641.6	$301.6	Level 2
5.00% senior notes due 2027	750.0	626.3	750.0	312.2	Level 2
8.25% senior notes due 2027	866.9	778.1	866.9	454.9	Level 2
6.00% senior notes due 2025	1,274.6	1,233.2	1,274.6	1,038.8	Level 2
4.75% senior secured notes due 2029	1,250.0	996.1	1,250.0	840.6	Level 2
6.00% senior secured notes due 2026	1,500.0	1,455.0	1,500.0	1,327.5	Level 2
Senior secured term loan due 2026	3,040.0	2,948.8	3,064.0	2,742.3	Level 2
Foreign currency contracts	1.9	1.9	3.6	3.6	Level 2
Interest rate swap contracts	10.2	10.2	8.0	8.0	Level 2

Non-Recurring Fair Value Measurements

The Company recorded the assets acquired and liabilities assumed from the Casa Transaction during the second quarter of 2024, as well as the respective measurement adjustments in the third quarter of 2024. The fair values were determined using Level 3 valuation inputs. See Note 2 in these unaudited condensed consolidated financial statements.

During the first quarter of 2024, the Company recognized a loss on impairment of unutilized real estate within restructuring costs, net on the Condensed Consolidated Statements of Operations. The fair value was determined using Level 3 valuation inputs. See Note 10 in these unaudited condensed consolidated financial statements.

In the third quarter of 2023, a goodwill impairment charge of $425.9 million was recorded related to the ANS reporting unit within the ANS segment. The fair value was determined using Level 3 valuation inputs. See Note 1 and Note 4 in these unaudited condensed consolidated financial statements.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

9. SEGMENTS AND GEOGRAPHIC INFORMATION

As a result of the pending sale of the OWN segment and DAS business unit, and the divestiture of the Home business, the Company is reporting financial performance based on the following remaining three operating segments: CCS, NICS (excluding DAS) and ANS. In addition, as of January 1, 2024, management shifted certain product lines from the Company’s CCS segment to its ANS segment to better align with how the businesses are managed. For all periods presented, amounts have been recast to reflect these operating segment changes.

The CCS segment provides fiber optic and copper connectivity and cable solutions for use in telecommunications, cable television, residential broadband networks, data centers and business enterprises. The CCS portfolio includes network solutions for indoor and outdoor network applications. Indoor network solutions include optical fiber and twisted pair structured cable solutions, intelligent infrastructure management hardware and software and network rack and cabinet enclosures. Outdoor network solutions are used in both local-area and wide-area networks and “last mile” fiber-to-the-home installations, including deployments of fiber-to-the-node, fiber-to-the-premises and fiber-to-the-distribution point to homes, businesses and cell sites.

The NICS segment provides wireless networks for enterprises and service providers. Product offerings include indoor cellular solutions such as public key infrastructure solutions, indoor and outdoor Wi-Fi and long-term evolution (LTE) access points, access and aggregation switches; an Internet of Things suite; on-premises and cloud-based control and management systems; and software and software-as-a-service applications addressing security, location, reporting and analytics.

The ANS segment’s product solutions include cable modem termination systems, video infrastructure, distribution and transmission equipment and cloud solutions that enable facility-based service providers to construct a state-of-the-art residential and metro distribution network.

The following table provides summary financial information by reportable segment:

	September 30, 2024	December 31, 2023
Identifiable segment-related assets:
CCS	$3,730.5	$3,597.8
NICS	937.0	950.6
ANS	1,732.7	1,957.0
Corporate and other	94.9	73.8
Total identifiable segment-related assets	6,495.1	6,579.2
Reconciliation to total assets:
Cash and cash equivalents	392.1	500.3
Deferred income tax assets	553.6	614.4
Home business assets	24.4	113.8
Assets held for sale	1,345.5	1,564.2
Total assets	$8,810.7	$9,371.9

The Home business assets line item above reflects certain assets retained by the Company related to the Home business, with the primary asset being net inventory related to the Home business in the amount of $24.4 million and $88.0 million as of September 30, 2024 and December 31, 2023, respectively. The Company entered into the Vantiva Supply Agreement, pursuant to which the Company will sell the retained inventory to Vantiva at cost, or market price if below cost, for a period of two years following the close of the transaction.

The Company’s measurement of segment performance is adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization). The Company defines adjusted EBITDA as operating income (loss), adjusted to exclude depreciation, amortization of intangible assets, restructuring costs, asset impairments, equity-based compensation, transaction, transformation and integration costs and other items that the Company believes are useful to exclude in the evaluation of operating performance from period to period because these items are not representative of the Company’s recurring business.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales:
CCS	$736.7	$630.5	$2,069.7	$2,148.6
NICS	157.5	202.6	398.8	637.3
ANS	188.0	220.3	568.2	856.2
Consolidated net sales	$1,082.2	$1,053.4	$3,036.7	$3,642.1

Segment adjusted EBITDA:
CCS	$173.9	$80.9	$440.3	$314.9
NICS	27.8	39.2	6.7	133.2
ANS	18.7	56.2	66.7	165.9
Corporate and other (1)	(16.2)	(19.5)	(39.1)	(69.1)
Total segment adjusted EBITDA	204.2	156.8	474.6	544.9
Amortization of intangible assets	(56.8)	(68.9)	(181.4)	(231.8)
Restructuring (costs) credits, net	0.9	(22.0)	(30.6)	(43.1)
Equity-based compensation	(7.3)	(9.4)	(18.3)	(29.1)
Asset impairments	—	(425.9)	—	(425.9)
Transaction, transformation and integration costs	(19.5)	(14.6)	(45.8)	(17.7)
Acquisition accounting adjustments	—	(0.4)	—	(1.3)
Patent claims and litigation settlements	—	3.5	—	3.5
Recovery of Russian accounts receivable	—	—	—	2.0
Cyber incident costs	—	(1.5)	—	(5.1)
Depreciation	(19.3)	(26.0)	(62.0)	(75.2)
Consolidated operating income (loss)	$102.2	$(408.4)	$136.5	$(278.8)

Depreciation expense:
CCS	$13.5	$15.2	$41.0	$45.4
NICS	1.5	2.5	5.3	7.5
ANS	4.3	5.6	14.2	17.4
Corporate and other (1)	—	2.7	1.5	4.9
Consolidated depreciation expense	$19.3	$26.0	$62.0	$75.2

Additions to property, plant and equipment:
CCS	$5.0	$4.5	$11.9	$23.9
NICS	0.6	0.8	1.4	2.3
ANS	0.5	1.4	2.3	9.1
Corporate and other (1)	0.4	0.9	1.7	4.5
Consolidated additions to property, plant and equipment	$6.5	$7.6	$17.3	$39.8
(1)
The corporate and other line item above reflects general corporate costs that were previously allocated to the OWN segment, DAS business unit and Home segment. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to the Home segment have been reallocated to the Company’s remaining segments and partially offset by income from the Vantiva TSA. The corporate and other costs related to the OWN segment and DAS business unit will be reallocated to the Company’s remaining segments beginning in the first quarter of 2025.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 34.0% and 34.6% of total net sales for the three and nine months ended September 30, 2024, respectively, compared to 34.2% and 33.7% of total net sales for the three and nine months ended September 30, 2023, respectively. Sales by geographic region, based on the destination of product shipments or service provided, were as follows:

	Three Months Ended September 30, 2024
	CCS	NICS	ANS	Total
Geographic Region:
United States	$476.9	$105.1	$132.6	$714.6
Europe, Middle East and Africa	120.1	27.1	12.1	159.3
Asia Pacific	97.3	18.3	11.0	126.6
Caribbean and Latin America	26.3	4.9	16.3	47.5
Canada	16.1	2.1	16.0	34.2
Consolidated net sales	$736.7	$157.5	$188.0	$1,082.2

	Three Months Ended September 30, 2023
	CCS	NICS	ANS	Total
Geographic Region:
United States	$383.8	$134.7	$174.7	$693.2
Europe, Middle East and Africa	100.6	37.4	15.1	153.1
Asia Pacific	99.1	20.6	6.4	126.1
Caribbean and Latin America	34.2	2.5	13.3	50.0
Canada	12.8	7.4	10.8	31.0
Consolidated net sales	$630.5	$202.6	$220.3	$1,053.4

	Nine Months Ended September 30, 2024
	CCS	NICS	ANS	Total
Geographic Region:
United States	$1,337.7	$247.3	$400.5	$1,985.5
Europe, Middle East and Africa	321.8	72.1	37.8	431.7
Asia Pacific	292.7	57.4	25.6	375.7
Caribbean and Latin America	75.2	14.1	54.8	144.1
Canada	42.3	7.9	49.5	99.7
Consolidated net sales	$2,069.7	$398.8	$568.2	$3,036.7

	Nine Months Ended September 30, 2023
	CCS	NICS	ANS	Total
Geographic Region:
United States	$1,389.8	$387.2	$637.0	$2,414.0
Europe, Middle East and Africa	317.8	130.0	76.9	524.7
Asia Pacific	286.3	86.7	17.7	390.7
Caribbean and Latin America	112.4	17.3	81.3	211.0
Canada	42.3	16.1	43.3	101.7
Consolidated net sales	$2,148.6	$637.3	$856.2	$3,642.1

10. RESTRUCTURING COSTS (CREDITS), NET

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company’s net pretax restructuring activity included in restructuring costs (credits), net on the Condensed Consolidated Statements of Operations, by segment, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
CCS	$(0.6)	$16.0	$0.2	$14.1
NICS	(0.2)	0.7	2.3	6.0
ANS	0.1	2.8	28.0	13.6
Corporate and other	(0.2)	2.5	0.1	9.4
Total	$(0.9)	$22.0	$30.6	$43.1

The corporate and other line item above reflects general corporate restructuring costs that were previously allocated to the OWN segment, DAS business unit and Home segment. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to the Home segment have been reallocated to the Company’s remaining segments. The corporate and other costs related to the OWN segment and DAS business unit will be reallocated to the Company’s remaining segments beginning in the first quarter of 2025.

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	September 30, 2024	December 31, 2023
Accrued and other liabilities	$2.9	$11.5
Other noncurrent liabilities	—	0.1
Total restructuring liabilities	$2.9	$11.6

CommScope NEXT Restructuring Actions

In the first quarter of 2021, the Company announced and began implementing a business transformation initiative called CommScope NEXT. This initiative is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. The activity within the liability established for CommScope NEXT restructuring actions was as follows:

	Employee-Related Costs	Other	Total
Balance at June 30, 2024	$9.9	$—	$9.9
Additional expense (credits), net	0.5	(1.6)	(1.1)
Cash paid	(7.6)	(0.5)	(8.1)
Third-party indemnification receivable (1)	0.1	0.1	0.2
Foreign exchange and other non-cash items	—	2.0	2.0
Balance at September 30, 2024	$2.9	$—	$2.9

Balance at December 31, 2023	$11.7	$—	$11.7
Additional expense, net	7.5	22.8	30.3
Cash paid	(23.5)	(0.9)	(24.4)
Third-party indemnification receivable (1)	7.1	0.6	7.7
Foreign exchange and other non-cash items	0.1	(22.5)	(22.4)
Balance at September 30, 2024	$2.9	$—	$2.9
(1)
Reflects the reimbursement of severance and other costs from a third-party, for which the Company is obligated to pay.

CommScope NEXT actions to date have included the closure of manufacturing, administration and warehouse facilities, as well as headcount reductions in other manufacturing locations and engineering, marketing, sales and administrative functions, and asset impairments associated with restructuring-related actions. During the three and nine months ended September 30, 2024, additional expenses were recorded for employee-related costs for severance. Other costs included the impairment of idled administration and engineering facilities during the three and nine months ended September 30, 2024.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company has recognized restructuring charges of $204.8 million to date related to CommScope NEXT actions. The Company expects to make cash payments of $2.9 million during the remainder of 2024 to settle CommScope NEXT restructuring actions. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

11. SERIES A CONVERTIBLE PREFERRED STOCK

On April 4, 2019, the Company issued and sold 1,000,000 shares of the Convertible Preferred Stock to Carlyle for $1.0 billion, or $1,000 per share, pursuant to an Investment Agreement between the Company and Carlyle, dated November 8, 2018. The Convertible Preferred Stock is convertible, at the option of the holders, at any time into shares of CommScope common stock at an initial conversion rate of 36.3636 shares of common stock per share of the Convertible Preferred Stock (equivalent to $27.50 per common share). The conversion rate is subject to customary antidilution and other adjustments. As of September 30, 2024, the Company had authorized 1,400,000 shares of the Convertible Preferred Stock.

Holders of the Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. Dividends can be paid in cash, in-kind through the issuance of additional shares of the Convertible Preferred Stock or any combination of the two, at the Company’s option. During the three and nine months ended September 30, 2024 and 2023, the Company paid dividends in-kind of $16.4 million and $48.6 million, respectively, and $15.5 million and $45.9 million, respectively, which were recorded as additional Convertible Preferred Stock in the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report).

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

We completed the acquisition of certain assets of Casa Systems, Inc. and its subsidiaries (Casa) on June 7, 2024 (the Casa Transaction). As part of the Casa Transaction, we acquired certain assets (the Casa Assets) and assumed certain specified liabilities (the Casa Liabilities) of Casa. The sale was conducted pursuant to the bid procedures (the Bid Procedures) established in the chapter 11 cases of Casa Systems, Inc. and certain affiliates in the U.S. Bankruptcy Court for the District of Delaware (the Bankruptcy Court). Pursuant to the Bid Procedures, we were designated as the successful bidder following an auction held on May 29, 2024. On June 5, 2024, the Bankruptcy Court entered an order authorizing the sale of the Casa Assets to us pursuant to section 363 of the U.S. Bankruptcy Code (subject to the terms thereof). The sale closed on June 7, 2024 and, at such time, we funded the purchase price of $45.1 million and settled certain assumed Casa Liabilities, with cash on hand. We plan to integrate this strategic acquisition into our Access Network Solutions (ANS) segment and expect the acquisition to strengthen our ANS segment’s position by enhancing its virtual cable modem termination systems and passive optical network product offerings, which will enable customers to migrate to distributed access architecture solutions at their own speed, and further grow our customer base. We recorded $0.4 million and $1.4 million of transaction and integration costs for both the three and nine months ended September 30, 2024, respectively, related to the Casa Transaction, and these costs were recognized in selling, general and administrative expense in the Condensed Consolidated Statements of Operations. See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the Casa Transaction.

CommScope NEXT

Since 2021, we have been engaged in a transformation initiative referred to as CommScope NEXT, which is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We believe these efforts are critical to making us more competitive and allowing us to invest in growth, de-leverage our indebtedness and maximize stockholder and other stakeholder value in the future. In 2022, CommScope NEXT generated positive impacts on net sales, profitability and cash flow from our execution on pricing initiatives, capacity expansion and operational efficiencies. In 2023, we experienced headwinds related to a slow-down in spending by our customers as discussed further below, but we continued to execute under CommScope NEXT to improve our profitability and cash flows by continuing to drive operational efficiencies and focusing on portfolio optimization. We continue to focus on driving operational efficiencies and other cost savings initiatives as well as portfolio optimization, all of which should enable us to take advantage of the expected recovery in demand in the fourth quarter of 2024. To that end, we incurred $(0.9) million and $30.6 million of net restructuring costs (credits) and $19.5 million and $45.8 million of transaction, transformation and integration costs during the three and nine months ended September 30, 2024, respectively, primarily related to CommScope NEXT initiatives. In addition, we incurred $22.0 million and $43.1 million of net restructuring costs and $14.6 million and $17.7 million of transaction, transformation and integration costs during the three and nine months ended September 30, 2023, respectively. We expect to continue to incur such costs during the remainder of 2024 as we continue executing on CommScope NEXT initiatives, and the resulting charges and cash requirements could be material.

On July 18, 2024, we entered into a definitive agreement with Amphenol Corporation, a Delaware corporation (Amphenol), pursuant to which Amphenol has agreed to acquire our Outdoor Wireless Networks (OWN) segment and the Distributed Antenna Systems (DAS) business unit of our Networking, Intelligent Cellular & Security Solutions (NICS) segment in exchange for approximately $2.1 billion in cash, to be paid by Amphenol upon closing. The sale is expected to close within the first quarter of 2025, subject to customary closing conditions, including receipt of applicable regulatory approvals. We determined the anticipated sale of our OWN segment and DAS business unit met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Accounting Standards Codification (ASC) No. 360-10, Impairment and Disposal of Long–Lived Assets, and ASC No. 205-20, Presentation of Financial Statements: Discontinued Operations, in the third quarter of 2024 due to its relative size and strategic rationale. For all periods presented, amounts in these consolidated financial statements have been recast to reflect the discontinuation of our OWN segment and DAS business unit in accordance with guidance.

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

Our continuing operations results include general corporate costs that were previously allocated to the OWN segment, DAS business unit and Home segment. These indirect costs, reflected on the corporate and other line item within our segment information below, are classified as continuing operations, since they were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to the Home segment have been reallocated to our remaining segments and partially offset by income from our transition services agreement with Vantiva. The corporate and other costs related to the OWN segment and DAS business will be reallocated to our remaining segments beginning in the first quarter of 2025.

Additionally, below we refer to certain supplementary Core financial measures, which reflect the results of the CCS, NICS excluding DAS, and ANS segments, in the aggregate, and exclude general corporate costs that were previously allocated to the OWN segment, DAS business unit and Home segment, since these costs were not directly attributable to the discontinued operations. The Core results represent the business results as currently managed and reported by the Company. Future results and the composition of any business divested in the future may vary and differ materially from the presentation of the Core financial measures. See the “Segment Results” section below for the aggregation of our Core financial measures.

Unless otherwise noted, the following discussions relate solely to our continuing operations. As a result, we are reporting financial performance based on the following remaining three operating segments, which excludes the OWN segment, DAS business unit in NICS and Home business: Connectivity and Cable Solutions (CCS), NICS (excluding DAS) and ANS. For further discussion of the discontinued operations related to our OWN segment, DAS business unit and Home business, see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements.

As of January 1, 2024, we shifted certain product lines from our CCS segment to our ANS segment to better align with how the businesses are managed. All prior period amounts have been recast to reflect these operating segment changes.

Impacts of Current Economic Conditions

In 2023, macroeconomic factors such as higher interest rates, inflation and concerns about a global economic slow-down softened demand for our products, with certain customers reducing purchases as they right-sized their inventories and others pausing capital spending. This industry recession has continued to negatively impact our net sales in all segments for the first three quarters of 2024. We are beginning to see a recovery in demand in certain businesses and expect to see additional recovery in demand later in 2024.

In 2023, we began implementing additional cost savings initiatives to improve profitability, and we continued to implement further initiatives during the first three quarters of 2024. These initiatives should enable us to take advantage of the expected recovery in demand later in 2024. If this expected recovery does not occur in 2024, our outlook will be materially impacted.

For more discussion on risks related to our customers, see Part I, Item 1A, “Risk Factors” in our 2023 Annual Report.

CRITICAL ACCOUNTING POLICIES

Other than an update to the impairment reviews of goodwill, there have been no changes in our critical accounting policies as disclosed in our 2023 Annual Report.

Asset Impairment Reviews

Impairment Reviews of Goodwill

Our interim goodwill impairment test as of September 30, 2023 resulted in a partial impairment charge of $425.9 million for the ANS reporting unit. Our annual goodwill impairment test as of October 1, 2023, resulted in partial impairment charges of $99.1 million and $46.3 million for the Enterprise (previously Building and Data Center Connectivity) and ANS reporting units, respectively. As of the most recent interim impairment test on January 1, 2024, immediately before and after changes in the composition of those reporting units, the implied fair value of the Enterprise and ANS reporting units exceeded its respective carrying amount by 8% and 7%, respectively.

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

	Key Assumptions		Goodwill		Excess (Deficit) of Fair Value to Carrying Value
	(dollars in millions)
Reporting Unit	Discount Rate	Terminal Growth Rate	Balance at January 1, 2024	% of Total Assets	Result of Interim Goodwill Test as of January 1, 2024	Decrease of 10% in Cash Flows	Decrease of 0.5% in Long-term Growth Rate	Increase of 0.5% in Discount Rate
ANS	14.0%	1.0%	$261.4	2.8%	$114.8	$(38.6)	$95.6	$52.8
Enterprise	11.0%	1.5%	742.3	7.9%	92.8	(35.1)	57.7	25.3

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Three Months Ended
	September 30,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,082.2	100.0%	$1,053.4	100.0%	$28.8	2.7%
Gross profit	435.1	40.2	380.2	36.1	54.9	14.4
Operating income (loss)	102.2	9.4	(408.4)	(38.8)	510.6	NM
Core operating income (1)	127.6	11.8	(382.2)	(36.3)	509.8	NM
Non-GAAP adjusted EBITDA (2)	204.2	18.9	156.8	14.9	47.4	30.2
Core adjusted EBITDA (1)	220.4	20.4	176.3	16.7	44.1	25.0
Loss from continuing operations	(96.7)	(8.9)	(533.8)	(50.7)	437.1	(81.9)
Diluted loss from continuing operations per share	$(0.52)		$(2.59)		$2.07	NM

	Nine Months Ended
	September 30,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$3,036.7	100.0%	$3,642.1	100.0%	$(605.4)	(16.6)%
Gross profit	1,126.8	37.1	1,322.0	36.3	(195.2)	(14.8)
Operating income (loss)	136.5	4.5	(278.8)	(7.7)	415.3	NM
Core operating income (1)	190.9	6.3	(190.1)	(5.2)	381.0	NM
Non-GAAP adjusted EBITDA (2)	474.6	15.6	544.9	15.0	(70.3)	(12.9)
Core adjusted EBITDA (1)	513.7	16.9	614.0	16.9	(100.3)	(16.3)
Loss from continuing operations	(397.9)	(13.1)	(681.9)	(18.7)	284.0	(41.6)
Diluted loss from continuing operations per share	$(2.09)		$(3.46)		$1.37	NM

NM – Not meaningful

(1)
Core financial measures reflect the results of the CCS, NICS (excluding DAS) and ANS segments, in the aggregate, and exclude general corporate costs that were previously allocated to the OWN segment, DAS business unit and Home segment, since these costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, these costs related to the Home segment have been reallocated to our remaining segments. These costs related to the OWN segment and DAS business unit will be reallocated to our remaining segments beginning in the first quarter of 2025. See “Segment Results” section below for the aggregation of our Core financial measures.
(2)
See “Reconciliation of Non-GAAP Measures” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Net sales

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in millions)
Net sales	$1,082.2	$1,053.4	$28.8	2.7%	$3,036.7	$3,642.1	$(605.4)	(16.6)%
Domestic	714.6	693.2	21.4	3.1	1,985.5	2,414.0	(428.5)	(17.8)
International	367.6	360.2	7.4	2.1	1,051.2	1,228.1	(176.9)	(14.4)

Net sales for the three months ended September 30, 2024 increased $28.8 million, or 2.7%, compared to the prior year period primarily driven by increased sales volumes. Net sales for the nine months ended September 30, 2024 decreased $605.4 million, or 16.6%, compared to the prior year period as certain customers have continued their reduced purchasing as they right-size their inventories and others have continued their pause in capital spending. The increase in net sales for the three months ended September 30, 2024 was driven by higher net sales of $106.2 million in the CCS segment, partially offset by lower net sales of $45.1 million in the NICS segment and $32.3 million in the ANS segment. The decrease in net sales for the nine months ended September 30, 2024 was driven by lower net sales of $288.0 million in the ANS segment, $238.5 million in the NICS segment and $78.9 million in the CCS segment. For further details by segment, see “Segment Results” below.

From a regional perspective, for the three months ended September 30, 2024 compared to the prior year period, net sales increased in the U.S. by $21.4 million, the Europe, Middle East and Africa (EMEA) region by $6.2 million, Canada by $3.2 million, and the Asia Pacific (APAC) region $0.5 million, but decreased in the Caribbean and Latin American (CALA) region by $2.5 million. For the nine months ended September 30, 2024 compared to the prior year period, net sales decreased in the U.S. by $428.5 million, the EMEA region by $93.0 million, the CALA region by $66.9 million, the APAC region by $15.0 million and Canada by $2.0 million. Net sales to customers located outside of the U.S. comprised 34.0% and 34.6% of total net sales for the three and nine months ended September 30, 2024, respectively, compared to 34.2% and 33.7% for the three and nine months ended September 30, 2023, respectively. Foreign exchange rate changes did not have a material impact on our net sales during the three or nine months ended September 30, 2024 compared to the prior year periods. For additional information on regional sales by segment, see “Segment Results” below and Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Gross profit, TSA income, SG&A expense and R&D expense

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in millions)
Gross profit	$435.1	$380.2	$54.9	14.4%	$1,126.8	$1,322.0	$(195.2)	(14.8)%
As a percent of sales	40.2%	36.1%			37.1%	36.3%
TSA income	4.4	—	4.4	NM	22.4	—	22.4	NM
As a percent of sales	0.4%	NM			0.7%	NM
SG&A expense	203.4	186.4	17.0	9.1	565.5	602.1	(36.6)	(6.1)
As a percent of sales	18.8%	17.7%			18.6%	16.5%
R&D expense	78.0	85.4	(7.4)	(8.7)	235.2	297.9	(62.7)	(21.0)
As a percent of sales	7.2%	8.1%			7.7%	8.2%

NM – Not meaningful
Gross profit (net sales less cost of sales)

Gross profit increased by $54.9 million for the three months ended September 30, 2024 compared to the prior year period primarily due to increased net sales volumes and favorable product mix, partially offset by higher freight costs. For the nine months ended September 30, 2024, gross profit decreased by $195.2 million compared to the prior year period primarily due to lower net sales volumes, partially offset by favorable product mix and lower input costs.

Transition service agreement income

Transition service agreement (TSA) income is related to the TSA we entered into with Vantiva in conjunction with the closing of the transaction to divest of the Home business in January 2024. Under the TSA agreement, we are providing (and in some instances receiving) certain post-closing support on a transitional basis. The TSA has varying terms for duration up to sixteen months, depending on the service, and provides for options to extend services for up to two renewal terms of three months each. As of the end of the third quarter of 2024, the majority of the services have ceased.

Selling, general and administrative expense

For the three months ended September 30, 2024, selling, general and administrative (SG&A) expense increased by $17.0 million compared to the prior year period primarily due to higher variable incentive compensation expense of $17.2 million and higher transaction, transformation and integration costs of $4.9 million due to ongoing CommScope NEXT initiatives, partially offset by reductions due to cost savings initiatives and lower bad debt expense of $6.0 million. For the nine months ended September 30, 2024, SG&A expense decreased $36.6 million compared to the prior year period primarily due to cost savings initiatives and lower bad debt expense of $15.6 million, partially offset by higher transaction, transformation and integration costs of $28.1 million and higher variable incentive compensation expense of $7.8 million. We expect to continue to incur transaction, transformation and integration costs during the remainder of 2024, and the resulting charges and cash requirements could be material.

Research and development expense

Research and development (R&D) expense decreased by $7.4 million for the three months ended September 30, 2024 compared to the prior year period primarily due to lower spending within the NICS segment. For the nine months ended September 30, 2024, R&D expense decreased by $62.7 million compared to the prior year period primarily due to lower spending within the NICS, CCS and ANS segments. R&D activities generally involve ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs (credits), net and Asset impairments

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$56.8	$68.9	$(12.1)	(17.6)%	$181.4	$231.8	$(50.4)	(21.7)%
Restructuring costs (credits), net	(0.9)	22.0	(22.9)	NM	30.6	43.1	(12.5)	(29.0)
Asset impairments	—	425.9	(425.9)	(100.0)	—	425.9	(425.9)	(100.0)

NM – Not meaningful

Amortization of purchased intangible assets

For the three and nine months ended September 30, 2024, amortization of purchased intangible assets was lower compared to the prior year periods because certain of our intangible assets became fully amortized.

Restructuring costs (credits), net

The net restructuring costs (credits) recorded during the three and nine months ended September 30, 2024 and 2023 were primarily related to CommScope NEXT. For the three and nine months ended September 30, 2024, our net restructuring costs (credits) were $(0.9) million and $30.6 million, respectively, and we paid $8.1 million and $24.4 million, respectively, to settle restructuring liabilities. We expect to pay an additional $2.9 million during the remainder of 2024 related to restructuring actions that have been initiated. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

Asset impairments

We did not record any asset impairment charges during the three or nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, we recorded a goodwill impairment charge of $425.9 million related to our ANS reporting unit within our ANS segment. For more discussion on the asset impairment charge recorded during the third quarter of 2023, see Notes 1, 4 and 8 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Other income (expense), net

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in millions)
Foreign currency gain (loss)	$(10.2)	$(0.5)	$(9.7)	1940.0%	$(4.8)	$0.9	$(5.7)	(633.3)%
Other income, net	3.4	8.5	(5.1)	(60.0)	6.5	18.7	(12.2)	NM

NM – Not meaningful

Foreign currency gain (loss)

Foreign currency gain (loss) includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The change in foreign currency gain (loss) for the three and nine months ended September 30, 2024 compared to the prior year periods was primarily driven by certain unhedged currencies.

Other income, net

The change in other income, net for the three and nine months ended September 30, 2024 compared to the prior year periods was primarily driven by a gain of $8.6 million and $19.0 million, respectively, on the early extinguishment of debt related to our debt repurchases in the prior year periods. There were no debt repurchases during the three or nine months ended September 30, 2024.

Interest expense, Interest income and Income taxes

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in millions)
Interest expense	$(168.0)	$(171.3)	$3.3	(1.9)%	$(503.2)	$(504.9)	$1.7	(0.3)%
Interest income	2.6	3.4	(0.8)	(23.5)	8.3	7.8	0.5	6.4
Income tax (expense) benefit	(26.7)	34.5	(61.2)	(177.4)	(41.2)	74.4	(115.6)	(155.4)

Interest expense and Interest income

Interest expense for the three and nine months ended September 30, 2024 did not change significantly when compared to the prior year periods. For the three and nine months ended September 30, 2024, interest expense was favorably impacted by lower long-term debt balances as a result of the debt repurchases in 2023, and unfavorably impacted by increased variable interest rate on our senior secured term loan due 2026 (2026 Term Loan) as a result of the Federal Reserve’s increases in interest rates. Our weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 7.09% at September 30, 2024, 7.22% at December 31, 2023 and 7.23% at September 30, 2023.

Our interest expense and payments on our variable rate debt could increase if the Federal Reserve increases interest rates in the remainder of 2024. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” in our 2023 Annual Report for further discussion of our interest rate risk.

Income tax (expense) benefit

For the three and nine months ended September 30, 2024, we recognized income tax expense of $26.7 million on a pretax loss of $70.0 million and income tax expense of $41.2 million on a pretax loss of $356.7 million, respectively. Our income taxes for the three and nine months ended September 30, 2024, were unfavorably impacted by $35.9 million and $103.7 million, respectively, of additional valuation allowance related to current year federal and state interest limitation carryforwards and U.S. anti-deferral provisions, partially offset by tax benefits related to federal tax credits. For the three and nine months ended September 30, 2024, we used a discrete calculation to compute the net tax benefit associated with external interest. Using the estimated annual tax rate for this component of income would have produced significant variability in the estimated annual effective tax rate, and use of the discrete method for this component results in the best estimate of the estimated annual effective tax rate.

For the three and nine months ended September 30, 2023, we recognized an income tax benefit of $34.5 million on a pretax loss of $568.3 million and an income tax benefit of $74.4 million on a pretax loss of $756.3 million, respectively. Our tax benefit for the three and nine months ended September 30, 2023, was unfavorably impacted by a goodwill impairment charge of $425.9 million for which minimal tax benefits were recorded. Our tax benefit was favorably impacted by $4.1 million related to tax law changes for the three and nine months ended September 30, 2023. In addition to the unfavorable impact of the goodwill impairment charge mentioned above, for the nine months ended September 30, 2023, our tax benefit was also unfavorably impacted by excess tax costs of $7.1 million related to equity compensation awards but favorably impacted by $9.6 million related to the release of various uncertain tax positions.

Segment Results

	Three Months Ended
	September 30,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$736.7	68.1%	$630.5	59.9%	$106.2	16.8%
NICS	157.5	14.6	202.6	19.2	(45.1)	(22.3)
ANS	188.0	17.4	220.3	20.9	(32.3)	(14.7)
Consolidated net sales	$1,082.2	100.0%	$1,053.4	100.0%	$28.8	2.7%

Operating income (loss) by segment:
CCS	$136.5	18.5%	$26.3	4.2%	$110.2	419.0%
NICS	9.1	5.8	21.3	10.5	(12.2)	(57.3)
ANS	(18.0)	(9.6)	(429.8)	(195.1)	411.8	(95.8)
Core operating income (1)	127.6	11.8	(382.2)	(36.3)	509.8	NM
Corporate and other (2)	(25.4)	NM	(26.2)	NM	0.8	(3.1)%
Consolidated operating income (loss)	$102.2	9.4%	$(408.4)	(38.8)%	$510.6	NM

Adjusted EBITDA by segment:
CCS	$173.9	23.6%	$80.9	12.8%	$93.0	115.0%
NICS	27.8	17.7	39.2	19.3	(11.4)	(29.1)
ANS	18.7	9.9	56.2	25.5	(37.5)	(66.7)
Core adjusted EBITDA (1)	220.4	20.4	176.3	16.7	44.1	25.0
Corporate and other (2)	(16.2)	NM	(19.5)	NM	3.3	(16.9)
Non-GAAP consolidated adjusted EBITDA (3)	$204.2	18.9%	$156.8	14.9%	$47.4	30.2%

NM – Not meaningful

(1)
Core financial measures reflect the results of the CCS, NICS (excluding DAS), and ANS segments, in the aggregate, and exclude general corporate costs that were previously allocated to the OWN segment, DAS business unit and Home segment, since these costs were not directly attributable to these discontinued operations.
(2)
The corporate and other line item above reflects general corporate costs that were previously allocated to the OWN segment, DAS business unit and Home segment. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to the Home segment have been reallocated to our remaining segments and partially offset by income from the Vantiva TSA. The corporate and other costs related to the OWN segment and DAS business unit will be reallocated to our remaining segments beginning in the first quarter of 2025.
(3)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Nine Months Ended
	September 30,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$2,069.7	68.2%	$2,148.6	59.0%	$(78.9)	(3.7)%
NICS	398.8	13.1	637.3	17.5	(238.5)	(37.4)
ANS	568.2	18.7	856.2	23.5	(288.0)	(33.6)
Consolidated net sales	$3,036.7	100.0%	$3,642.1	100.0%	$(605.4)	(16.6)%

Operating income (loss) by segment:
CCS	$325.2	15.7%	$186.8	8.7%	$138.4	74.1%
NICS	(52.7)	(13.2)	73.3	11.5	(126.0)	(171.9)%
ANS	(81.6)	(14.4)	(450.2)	(52.6)	368.6	(81.9)
Core operating income (1)	190.9	6.3	(190.1)	(5.2)	381.0	NM
Corporate and other (2)	(54.4)	NM	(88.7)	NM	34.3	(38.7)
Consolidated operating income (loss)	$136.5	4.5%	$(278.8)	(7.7)%	$415.3	NM

Adjusted EBITDA by segment:
CCS	$440.3	21.3%	$314.9	14.7%	$125.4	39.8%
NICS	6.7	1.7	133.2	20.9	(126.5)	(95.0)
ANS	66.7	11.7	165.9	19.4	(99.2)	(59.8)
Core adjusted EBITDA (1)	513.7	16.9	614.0	16.9	(100.3)	(16.3)
Corporate and other (2)	(39.1)	NM	(69.1)	NM	30.0	(43.4)
Non-GAAP consolidated adjusted EBITDA (3)	$474.6	15.6%	$544.9	15.0%	$(70.3)	(12.9)%

NM – Not meaningful

(1)
Core financial measures reflect the results of the CCS, NICS (excluding DAS), and ANS segments, in the aggregate, and exclude general corporate costs that were previously allocated to the OWN segment, DAS business unit and Home segment, since these costs were not directly attributable to these discontinued operations.
(2)
The corporate and other line item above reflects general corporate costs that were previously allocated to the OWN segment, DAS business unit and Home segment. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to the Home segment have been reallocated to our remaining segments and partially offset by income from the Vantiva TSA. The corporate and other costs related to the OWN segment and DAS business unit will be reallocated to our remaining segments beginning in the first quarter of 2025.
(3)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Connectivity and Cable Solutions Segment

Net sales for the CCS segment increased for the three months ended September 30, 2024 compared to the prior year period primarily due to higher sales volumes in the Enterprise business. CCS segment net sales decreased for the nine months ended September 30, 2024 compared to the prior year period primarily due to lower sales volumes as certain customers paused spending in the first quarter as they right-sized their inventory levels. From a regional perspective, for the three months ended September 30, 2024, net sales increased in the U.S. by $93.1 million, the EMEA region by $19.5 million and Canada by $3.3 million, but decreased in the CALA region by $7.9 million and the APAC region by $1.8 million, compared to the prior year period. For the nine months ended September 30, 2024, net sales decreased in the U.S. by $52.1 million and the CALA region by $37.2 million, but increased in the APAC region by $6.4 million and the EMEA region by $4.0 million, and remained the same in Canada, compared to the prior year period. Foreign exchange rate changes did not have a material impact on our CCS net sales during the three or nine months ended September 30, 2024.

For the three months ended September 30, 2024, CCS segment operating income and adjusted EBITDA increased compared to the prior year period primarily due to higher sales volumes, favorable product mix and lower input costs, partially offset by higher SG&A costs. For the nine months ended September 30, 2024, CCS segment operating income and adjusted EBITDA increased compared to the prior year period primarily due to favorable product mix and lower R&D, SG&A and input costs, partially offset by lower sales volumes. For the three and nine months ended September 30, 2024, CCS segment operating income was also favorably impacted by reductions in restructuring costs of $16.6 million and 13.9 million, respectively, partially offset by increases in transaction, transition and integration costs of $3.5 million and $11.0 million, respectively. Restructuring costs and transaction, transition and integration costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Networking, Intelligent Cellular and Security Solutions Segment

For the three and nine months ended September 30, 2024, NICS segment net sales decreased compared to the prior year periods primarily due to lower sales volumes of our Ruckus products driven by lower demand and channel inventory digestion. From a regional perspective, for the three months ended September 30, 2024, NICS segment net sales decreased in the U.S. by $29.6 million, the EMEA region by $10.3 million, Canada by $5.3 million and the APAC region by $2.3 million, but increased in the CALA region by $2.4 million, compared to the prior year period. For the nine months ended September 30, 2024, NICS segment net sales decreased in the U.S. by $139.9 million, the EMEA region by $57.9 million, the APAC region by $29.3 million, Canada by $8.2 million and the CALA region by $3.2 million compared to the prior year period. Foreign exchange rate changes did not have a material impact on our NICS net sales during the three or nine months ended September 30, 2024.

For the three and nine months ended September 30, 2024, NICS segment operating income and adjusted EBITDA decreased compared to the prior year periods primarily due to lower sales volumes, lower pricing and higher freight costs, partially offset by lower R&D costs and favorable product mix. For the nine months ended September 30, 2024, NICS segment operating income and adjusted EBITDA were favorably impacted by lower SG&A costs primarily due to cost savings initiatives. NICS segment operating income was also favorably impacted by a gain of $3.5 million related to the settlement of an intellectual property litigation claim during the three and nine months ended September 30, 2023. The impacts of intellectual property litigation settlements are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Access Network Solutions Segment

For the three and nine months ended September 30, 2024, net sales decreased in the ANS segment compared to the prior year periods primarily due to lower sales volumes as certain customers have paused spending as they right-size their inventory levels. From a regional perspective, for the three months ended September 30, 2024, ANS segment net sales decreased in the U.S. by $42.1 million and the EMEA region by $3.0 million, but increased in Canada by $5.2 million, the APAC region by $4.6 million and the CALA region by $3.0 million, compared to the prior year period. For the nine months ended September 30, 2024, ANS segment net sales decreased in the U.S. by $236.5 million, the EMEA region by $39.1 million and the CALA region by $26.5 million, but increased in the APAC region by $7.9 million and Canada by $6.2 million, compared to the prior year period. Foreign exchange rate changes did not have a material impact on our ANS net sales during the three or nine months ended September 30, 2024.

Excluding the goodwill impairment charge of $425.9 million from operating loss for the three and nine months ended September 30, 2024, ANS segment operating loss increased and adjusted EBITDA decreased for both the three and nine months ended September 30, 2024 compared to the prior year periods. For the three months ended September 30, 2024, ANS segment operating loss and adjusted EBITDA were negatively impacted by lower sales volumes, unfavorable product mix, and higher R&D and input costs, compared to the prior year period. ANS segment operating loss and adjusted EBITDA for the nine months ended September 30, 2024 were negatively impacted by lower sales volumes, partially offset by benefits from lower SG&A, R&D and input costs, and favorable product mix. The reductions in SG&A costs impacting the nine months ended September 30, 2024 were primarily due to cost savings initiatives. For the three months ended September 30, 2024, ANS segment operating loss was also favorably impacted by reductions in amortization expense of $13.1 million, transaction, transformation and integration costs of $5.6 million and restructuring costs of $2.7 million. For the nine months ended September 30, 2024, operating loss was favorably impacted by a reduction in amortization expense of $50.1 million, partially offset by an increase in restructuring costs of $14.4 million. Goodwill impairment charges, restructuring costs, transaction, transformation and integration costs and amortization expense are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data):

			$	%
	September 30, 2024	December 31, 2023	Change	Change
	(dollars in millions)
Cash and cash equivalents (1)	$456.4	$543.8	$(87.4)	(16.1)%
Working capital, net of assets and liabilities held for sale (2) and excluding cash and cash equivalents and current portion of long-term debt	777.6	730.4	47.2	6.5
Availability under Revolving Credit Facility	567.9	688.0	(120.1)	(17.5)
Long-term debt, including current portion	9,273.0	9,278.6	(5.6)	(0.1)
Total capitalization (3)	7,161.2	7,471.9	(310.7)	(4.2)
Long-term debt as a percentage of total capitalization	129.5%	124.2%

(1)
Includes cash and cash equivalents in assets held for sale of $64.2 million and $43.5 million as of September 30, 2024 December 31, 2023, respectively.
(2)
Working capital is net of assets and liabilities held for sale and consists of current assets of $2,078.4 million less current liabilities of $2,215.3 million as of September 30, 2024 and current assets of $2,128.2 million less current liabilities of $929.5 million as of December 31, 2023.
(3)
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

The primary uses of liquidity include debt service requirements, voluntary debt repayments, redemptions or purchases on the open market, working capital requirements, capital expenditures, business separation transaction costs, transformation costs, restructuring costs, dividends related to the Convertible Preferred Stock if we elect to pay such dividends in cash, litigation settlements, income tax payments and other contractual obligations. As of September 30, 2024, we have $1.27 billion outstanding on our 6.00% senior unsecured notes which mature on June 15, 2025 (the 2025 Notes), which is less than a year from the date that the condensed consolidated financial statements are issued for the quarter ended September 30, 2024. We do not currently have sufficient cash or liquidity to repay the 2025 Notes when they mature on June 15, 2025.

Proceeds of approximately $2.1 billion from the pending sale of our OWN segment and DAS business unit may be used under certain circumstances to retire the 2025 Notes due to flexibility under our debt documents. We believe this is probable of occurring and will alleviate substantial doubt about our ability to operate as a going concern.

Concurrently, we are negotiating with creditors to explore both restructuring and/or refinancing of the 2025 Notes. No commitments have been obtained regarding this alternative as of the filing date, although it remains part of our plans to mitigate conditions that give rise to substantial doubt about our ability to operate as a going concern.

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

Our outstanding debt securities and debt under our credit facilities are currently trading at discounts to their respective principal amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase such debt for cash, in exchange for common or preferred stock or debt, or for a combination thereof, in each case in open-market purchases and/or privately negotiated transactions, tender offers or exchange offers and upon such terms and at such prices as we may determine. Any such transactions will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions and applicable regulatory, legal and accounting factors. Whether or not we engage in any such transactions will be determined at our discretion. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended September 30, 2024, our non-GAAP pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $615.0 million, which included annualized savings expected from cost reduction initiatives of $18.6 million so that the impact of cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities as of September 30, 2024.

Cash and cash equivalents decreased during the nine months ended September 30, 2024 primarily driven by $45.1 million of cash paid related to the Casa Transaction, debt repayments of $24.0 million and capital expenditures of $18.0 million. As of September 30, 2024, approximately 57% of our cash and cash equivalents were held outside the U.S.

Working capital, net of assets and liabilities held for sale and excluding cash and cash equivalents and the current portion of long-term debt, increased during the nine months ended September 30, 2024 compared to the fourth quarter of 2023 primarily due to higher accounts receivable with favorable operating performance driving higher net sales in the third quarter of 2024 compared to the fourth quarter of 2023, higher prepaid assets, and lower accrued liabilities due to interest payments. The increase was partially offset by higher accounts payable due to timing of payments and lower inventory. During the nine months ended September 30, 2024, we sold accounts receivable under customer-sponsored supplier financing agreements. This had an impact of approximately $95 million on working capital, excluding cash and cash equivalents and the current portion of long-term debt, as of September 30, 2024. Under these agreements, we are able to sell certain accounts receivable to a bank, and we retain no interest in and have no servicing responsibilities for the accounts receivable sold. The net reduction in total capitalization during the nine months ended September 30, 2024 reflected the net loss for the period.

Cash Flow Overview

	Nine Months Ended
	September 30,		$	%
	2024	2023	Change	Change
	(dollars in millions)
Net cash generated by (used in) operating activities	$(4.8)	$229.5	$(234.3)	(102.1)%
Net cash generated by (used in) investing activities	(54.3)	18.3	(72.6)	(396.7)
Net cash used in financing activities	(25.8)	(122.9)	97.1	(79.0)

Operating Activities

	Nine Months Ended
	September 30,
	2024	2023
	(in millions)
Net loss	$(347.8)	$(925.7)
Adjustments to reconcile net loss to net cash generated by (used in) operating activities:
Depreciation and amortization	287.7	442.2
Equity-based compensation	21.1	35.5
Deferred income taxes	1.9	(249.9)
Asset impairments	17.2	895.1
Changes in assets and liabilities:
Accounts receivable	(99.1)	375.0
Inventories	58.2	218.0
Prepaid expenses and other assets	(108.7)	13.2
Accounts payable and other liabilities	81.8	(524.8)
Other	82.9	(49.1)
Net cash generated by (used in) operating activities	$(4.8)	$229.5

During the nine months ended September 30, 2024, the decrease in net cash generated by operating activities was primarily driven by better operating performance in the prior year period compared to the current year period, partially offset by lower variable incentive compensation paid in the current year period compared to the prior year period.

Investing Activities

	Nine Months Ended
	September 30,
	2024	2023
	(in millions)
Additions to property, plant and equipment	$(18.0)	$(43.9)
Proceeds from sale of property, plant and equipment	0.2	41.8
Acquisition of a business	(45.1)	—
Other	8.6	20.4
Net cash generated by (used in) investing activities	$(54.3)	$18.3

During the nine months ended September 30, 2024, the decrease in cash generated by investing activities compared to the prior year period was primarily driven by cash paid of $45.1 million related to the Casa Transaction and decreased capital expenditures of $25.9 million, partially offset by prior year period proceeds of $41.8 million from the sale of property, plant and equipment mostly related to the sale of an international manufacturing facility that was closed as part of CommScope NEXT. Cash used in investing activities in the current year period was favorably impacted by proceeds of $8.6 million on the sale of certain nonfinancial assets. Cash generated by investing activities in the prior year period was favorably impacted by proceeds of $11.1 million related to the sale of an equity investment and proceeds of $9.3 million on the sale of certain nonfinancial assets.

Financing Activities

	Nine Months Ended
	September 30,
	2024	2023
	(in millions)
Long-term debt repaid	$(24.0)	$(24.0)
Long-term debt repurchases	—	(92.1)
Tax withholding payments for vested equity-based compensation awards	(1.8)	(8.9)
Other	—	2.1
Net cash used in financing activities	$(25.8)	$(122.9)

During the nine months ended September 30, 2024, we paid the quarterly scheduled amortization payment of $24.0 million on the 2026 Term Loan. We did not borrow under our Revolving Credit Facility. As of September 30, 2024, we had no outstanding borrowings under the Revolving Credit Facility and the remaining availability was $567.9 million, reflecting a borrowing base subject to maximum capacity of $636.4 million reduced by $68.5 million of letters of credit issued under the Revolving Credit Facility.

During the nine months ended September 30, 2023, we repurchased $81.4 million aggregate principal amount of our 8.25% senior notes due 2027, $4.3 million aggregate principal amount of our 7.125% senior notes due 2028 and $25.4 million aggregate principal amount of the 2025 Notes, for total cash consideration paid of $92.1 million. We also paid three quarterly scheduled amortization payments totaling $24.0 million on the 2026 Term Loan during the nine months ended September 30, 2023.

During the nine months ended September 30, 2024, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units (RSUs) and performance share units (PSUs), which reduced cash flows by $1.8 million compared to $8.9 million in the prior year period.

Reconciliation of Non-GAAP Measures

We believe that presenting certain non-GAAP financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our recurring business. We also use certain of these financial measures for business planning purposes and in measuring our performance relative to that of our competitors.

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

We also believe presenting these non-GAAP results for the twelve months ended September 30, 2024 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the nine months ended September 30, 2023 from the data for the year ended December 31, 2023 and then adding the data for the nine months ended September 30, 2024.

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

Consolidated

	Three Months		Nine Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	September 30,		September 30,		December 31,	September 30,
	2024	2023	2024	2023	2023	2024
	(in millions)
Loss from continuing operations	$(96.7)	$(533.8)	$(397.9)	$(681.9)	$(1,063.4)	$(779.4)
Income tax expense (benefit)	26.7	(34.5)	41.2	(74.4)	67.4	183.0
Interest income	(2.6)	(3.4)	(8.3)	(7.8)	(11.1)	(11.6)
Interest expense	168.0	171.3	503.2	504.9	675.8	674.1
Other (income) expense, net	6.8	(8.0)	(1.7)	(19.6)	(65.9)	(48.0)
Operating income (loss)	102.2	(408.4)	136.5	(278.8)	(397.2)	18.1
Adjustments:
Amortization of purchased intangible assets	56.8	68.9	181.4	231.8	301.0	250.6
Restructuring costs (credits), net	(0.9)	22.0	30.6	43.1	25.1	12.6
Equity-based compensation	7.3	9.4	18.3	29.1	38.6	27.8
Asset impairments	—	425.9	—	425.9	571.4	145.5
Transaction, transformation and integration costs (1)	19.5	14.6	45.8	17.7	27.1	55.2
Acquisition accounting adjustments (2)	—	0.4	—	1.3	1.3	—
Patent claims and litigation settlements	—	(3.5)	—	(3.5)	(3.5)	—
Recovery of Russian accounts receivable	—	—	—	(2.0)	(2.0)	—
Cyber incident costs (3)	—	1.5	—	5.1	5.5	0.4
Depreciation	19.3	26.0	62.0	75.2	99.4	86.2
Non-GAAP adjusted EBITDA	$204.2	$156.8	$474.6	$544.9	$666.7	$596.4

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

Connectivity and Cable Solutions Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating income	$136.5	$26.3	$325.2	$186.8
Adjustments:
Amortization of purchased intangible assets	18.1	18.9	55.0	56.8
Restructuring costs (credits), net	(0.6)	16.0	0.2	14.1
Equity-based compensation	2.8	3.7	7.3	10.8
Transaction, transformation and integration costs	3.6	0.1	11.6	0.6
Recovery of Russian accounts receivable	—	—	—	(2.0)
Cyber incident costs	—	0.7	—	2.4
Depreciation	13.5	15.2	41.0	45.4
Adjusted EBITDA	$173.9	$80.9	$440.3	$314.9

Networking, Intelligent Cellular and Security Solutions Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating income (loss)	$9.1	$21.3	$(52.7)	$73.3
Adjustments:
Amortization of purchased intangible assets	12.7	12.7	38.0	38.0
Restructuring costs (credits), net	(0.2)	0.7	2.3	6.0
Equity-based compensation	1.9	2.0	4.9	6.7
Transaction, transformation and integration costs	2.8	3.1	9.0	3.5
Acquisition accounting adjustments	—	0.2	—	1.0
Patent claims and litigation settlements	—	(3.5)	—	(3.5)
Cyber incident costs	—	0.2	—	0.7
Depreciation	1.5	2.5	5.3	7.5
Adjusted EBITDA	$27.8	$39.2	$6.7	$133.2

Access Network Solutions Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating loss	$(18.0)	$(429.8)	$(81.6)	$(450.2)
Adjustments:
Amortization of purchased intangible assets	24.3	37.4	86.4	136.5
Restructuring costs, net	0.1	2.8	28.0	13.6
Equity-based compensation	2.2	2.6	5.2	8.5
Asset impairments	—	425.9	—	425.9
Transaction, transformation and integration costs	5.7	11.3	14.5	13.1
Cyber incident costs	—	0.3	—	1.0
Depreciation	4.3	5.6	14.2	17.4
Adjusted EBITDA	$18.7	$56.2	$66.7	$165.9

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

Changes in Internal Control Over Financial Reporting

Reference should be made to our 2023 Annual Report for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company’s financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	544	$1.17	—	$—
August 1, 2024 - August 31, 2024	204	$3.96	—	$—
September 1, 2024 - September 30, 2024	2,549	$3.86	—	$—
Total	3,297	$3.42	—

(1) The shares purchased were withheld to satisfy the withholding tax obligations related to RSUs and PSUs that vested during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

Our officers and directors did not enter into, modify or terminate any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2024.

ITEM 6. EXHIBITS

2.1

Purchase Agreement, dated as of July 18, 2024, by and between CommScope Holding Company, Inc. and Amphenol Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

10.2

Success Bonus Agreement, dated July 22, 2024, between CommScope, LLC and Farid Firouzbakht (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024).***

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

COMMSCOPE HOLDING COMPANY, INC.

November 6, 2024	/s/ Kyle D. Lorentzen
Date	Kyle D. Lorentzen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)