Form 10-K
period 2024-12-31
CommScope Holding Company, Inc.
filed 2025-02-26
CIK 1517228

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant was approximately $260.1 million as of June 30, 2024. For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded.

As of February 12, 2025 there were 216,557,148 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

CommScope Holding Company, Inc.

Form 10-K

December 31, 2024

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

As of December 31, 2024, we have a team of over 20,000 people who serve our customers in over 100 countries through a network of world-class manufacturing and distribution facilities strategically located around the globe. Our customers include substantially all the leading global telecommunications operators, data center managers, cable television providers or multi-system operators (MSOs) and thousands of enterprise customers, including many Fortune 500 companies. We have long-standing, direct relationships with our customers and serve them through a direct sales force and a global network of channel partners.

We completed the acquisition of certain assets of Casa Systems, Inc. and its subsidiaries (Casa) on June 7, 2024 (the Casa Transaction). As part of the Casa Transaction, we acquired certain assets (the Casa Assets) and assumed certain specified liabilities (the Casa Liabilities) of Casa. The sale was conducted pursuant to the bid procedures (the Bid Procedures) established in the chapter 11 cases of Casa Systems, Inc. and certain affiliates in the U.S. Bankruptcy Court for the District of Delaware (the Bankruptcy Court). Pursuant to the Bid Procedures, we were designated as the successful bidder following an auction held on May 29, 2024. On June 5, 2024, the Bankruptcy Court entered an order authorizing the sale of the Casa Assets to us pursuant to Section 363 of the U.S. Bankruptcy Code (subject to the terms thereof). The sale closed on June 7, 2024 and, at such time, we funded the purchase price of $45.1 million and settled certain assumed Casa Liabilities, with cash on hand. We are integrating this strategic acquisition into our Access Network Solutions (ANS) segment and expect the acquisition to strengthen our ANS segment’s position by enhancing its virtual cable modem termination systems and passive optical network product offerings, which will enable customers to migrate to distributed access architecture solutions at their own speed, and further grow our customer base. We recorded $1.4 million of transaction and integration costs for the year ended December 31, 2024 related to the Casa Transaction, and these costs were recognized in selling, general and administrative expense in the Consolidated Statements of Operations. See Note 3 in the Notes to Consolidated Financial Statements for further discussion of the Casa Transaction.

Since 2021, we have been engaged in a transformation initiative referred to as CommScope NEXT, which is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We believe these efforts are critical to making us more competitive and allowing us to invest in growth, de-leverage our indebtedness and maximize stockholder and other stakeholder value in the future. In 2022, CommScope NEXT generated positive impacts on net sales, profitability and cash flow from our execution on pricing initiatives, capacity expansion and operational efficiencies. In 2023, we experienced headwinds related to a slow-down in spending by our customers, but we continued to execute under CommScope NEXT to improve our profitability and cash flows by continuing to drive operational efficiencies and focusing on portfolio optimization, all of which is enabling us to take advantage of the recovery in demand that we began to see in 2024. To that end, we incurred $36.7 million, $25.1 million and $41.8 million of restructuring costs and $63.4 million, $27.1 million and $35.1 million of transaction, transformation and integration costs during the years ended December 31, 2024, 2023 and 2022, respectively, primarily related to CommScope NEXT initiatives. We expect to continue to incur such costs in 2025 as we continue executing on CommScope NEXT initiatives, and the resulting charges and cash requirements could be material.

On January 31, 2025, we completed the previously announced sale of our Outdoor Wireless Networks (OWN) segment and the Distributed Antenna Systems (DAS) business unit of our Networking, Intelligent Cellular & Security Solutions (NICS) segment to Amphenol Corporation (Amphenol), pursuant to the Purchase Agreement dated July 18, 2024, in exchange for approximately $2.1 billion in cash. In the third quarter of 2024, we determined the sale of our OWN segment and DAS business unit met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Accounting Standards Codification (ASC) No. 360-10, Impairment and Disposal of Long–Lived Assets, and ASC No. 205-20, Presentation of Financial Statements: Discontinued Operations, due to its relative size and strategic rationale. For all periods presented, amounts in these consolidated financial statements have been recast to reflect the discontinuation of our OWN segment and DAS business unit in accordance with guidance. All discussions and results related to our NICS segment exclude the DAS business unit, since the DAS business unit was moved to held for sale in the third quarter of 2024.

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

As of January 1, 2024, we shifted certain product lines from our Connectivity and Cable Solutions (CCS) segment to our ANS segment to better align with how the businesses are managed. All prior period amounts have been recast to reflect these operating segment changes.

The discussions in these consolidated financial statements relate solely to our continuing operations, unless otherwise noted. For further discussion of the discontinued operations related to the OWN segment, DAS business unit and Home business, see Note 4 in the Notes to Consolidated Financial Statements.

For the year ended December 31, 2024, our revenues were $4.21 billion and our loss from continuing operations was $461.0 million. For further discussion of our current and prior year financial results, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Operating Segments

As a result of the divestitures described above, we are now reporting financial performance based on the following remaining three operating segments: CCS, NICS and ANS. The distribution of net revenues among our operating segments was as follows:

	Year Ended December 31,
	2024	2023	2022
CCS	67.2%	59.2%	65.3%
NICS	13.1	16.9	11.6
ANS	19.7	23.9	23.1
Total	100.0%	100.0%	100.0%

CCS Segment (2024 Net Sales of $2.8 billion)

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

NICS Segment (2024 Net Sales of $0.6 billion)

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

ANS Segment (2024 Net Sales of $0.8 billion)

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

Our customers are continuing to develop networks that are faster, more responsive, more efficient and more reliable. We believe the following key network trends will continue to impact CommScope and the industry during 2025:

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
4)
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
5)
Network Capacity Expansion: Network providers continue to be cognizant of the need to stay ahead of the traffic growth that occurs every year. This traffic growth results from increases in average subscriber consumption levels and in maximum service level agreement (SLA) levels. Cable providers are beginning to see many increases in spectrum, including moves to DOCSIS 3.1 upstream mid-splits (85 MHz) and DOCSIS 3.1 upstream high-splits (204 MHz) and downstream DOCSIS 3.1 transitions to 1.2 GHz. Capacity is also increasing via the increased use of the spectrally-efficient DOCSIS 3.1 orthogonal frequency-division multiplexing (OFDM) and orthogonal frequency-division multiple access (OFDMA) channels within the cable spectrum. Additionally, some operators are beginning their upgrade path to DOCSIS 4.0 in certain regions of their networks. New DOCSIS equipment is needed for this expansion.

6)
Government-Sponsored Broadband Improvements: Several government-sponsored programs aimed at improving the Broadband infrastructure connecting to rural and other under-served areas launched in the second half of 2022. The funds from these programs and initiatives to build more equitable access—in particular, in the United States (U.S.), the Broadband Equity, Access, and Deployment (BEAD) Program, American Rescue Plan Act (ARPA), Rural Digital Opportunity Fund (RDOF)—are expected to drive technology and device sales across the board. The U.S. initiatives aim to ensure that every person in the U.S. has access to reliable and affordable broadband by 2030. While we saw minimal investment under the BEAD Program in 2024, we expect more funds to be distributed in the second half of 2025.

Generative Artificial Intelligence (GenAI) Data Center Investment

The rise of artificial intelligence (AI), cloud computing and high-performance computing is significantly increasing the demand for data centers due to several key factors:

•
Massive Computational Power Requirements: GenAI models, such as those used in natural language processing and image generation, require substantial computational power. This necessitates the development of large, powerful data centers equipped with high-performance GPUs and specialized hardware.
•
Cloud Services Expansion: Major cloud providers are investing heavily in expanding their data center infrastructure to support AI-driven applications. This includes building new facilities and upgrading existing ones to handle the increased demand.
•
Economic and Operational Efficiency: Enterprises are increasingly turning to colocation providers to deploy their AI infrastructure. Colocation facilities offer power, cooling, and connectivity at a fraction of the cost of building and maintaining private data centers.
•
AI Infrastructure-as-a-Service (IaaS): The rise of AI infrastructure-as-a-service is creating new revenue streams for data center operators. By offering scalable AI infrastructure, companies can attract more customers and generate recurring revenue.

Investments in AI and high-performance computing are expected to drive future demand for data centers, necessitating rapid innovation in design and technology to manage rising power and density needs.

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

Small Cell Investment to Enhance and Expand Wireless Coverage and Capacity

Small cell solutions address the capacity and speed requirements from an indoor perspective. These systems provide coverage and capacity to the indoor environment and reduce the load from the macro and metro layers, which improves overall network performance. Small cell systems may range from small single-operator, single-band, low-capacity systems for use in enterprise buildings to large multi-carrier, multi-technology, multi-band systems for use in high-capacity public venues.

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

Strategy

Since 2021, we have been engaged in a transformation initiative referred to as CommScope NEXT, which is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We believe these efforts are critical to making us more competitive and allowing us to invest in growth, de-leverage our indebtedness and maximize stockholder and other stakeholder value in the future. In 2022, CommScope NEXT generated positive impacts on net sales, profitability and cash flow from our execution on pricing initiatives, capacity expansion and operational efficiencies. In 2023, we experienced headwinds related to a slow-down in spending by our customers, but we continued to execute under CommScope NEXT to improve our profitability and cash flows by continuing to drive operational efficiencies and focusing on portfolio optimization, all of which is enabling us to take advantage of the recovery in demand that we began to see in 2024.

Profitable Growth

Organic growth is fundamental to achieving the financial returns that investors expect from us. While acquisitions and inorganic growth can change the structure of a business and reset financial expectations resulting in short-term financial returns, the most reliable means for consistently producing long-term positive financial performance is strong organic growth. Our plan to achieve our growth opportunities are driven by five themes:

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

As a step in optimizing our portfolio, we were committed to finding the right strategic opportunity for our OWN segment, DAS business unit and Home business. As discussed above, we believe the divestiture of the OWN segment and DAS business unit in January 2025 and the divestiture of our Home business in January 2024 were the optimal opportunities for their future success.

Additionally, we completed the Casa Transaction and expect the transaction to strengthen our ANS segment’s position by enhancing the segment’s virtual cable modem termination systems and passive optical network product offerings.

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
•
Maintain world class operational efficiency and cost structures
•
Architect a simplified organization, with more accountability, responsibility and visibility

With CommScope NEXT, we are continuing to transform our organization into one that has better operational efficiency, speed and resilience and one that can better service our existing customers, as well as new ones. As demand in our industry recovers, we expect CommScope NEXT to drive adjusted EBITDA expansion that will enable us to increase our cash flow to de-leverage our indebtedness and further invest in our growth.

Customers

Our customers include substantially all the leading global telecommunications operators, data center managers, cable television providers or MSOs and thousands of enterprise customers, including many Fortune 500 companies. Major customers and distributors include companies such as Charter Communications, Inc.; Comcast Corporation (Comcast); Cox Communications, Inc.; Graybar Electric Company, Inc.; KGP Companies, Inc.; National Broadband Network Company Limited; Power & Telephone Supply Company; Rogers Communication Inc.; TD SYNNEX Corporation; and Wesco International, Inc. (including Anixter International Inc.). For the year ended December 31, 2024, we derived approximately 19% of our consolidated net sales from our top two direct customers, however, for the years ended December 31, 2024, 2023 and 2022, no single direct customer accounted for 10% or more of our net sales.

Products from our CCS segment are primarily sold directly to data center managers and cable television system operators, broadband operators and other service providers that deploy broadband networks. CCS segment products are also sold through independent distributors or system integrators for large telecommunications operators and enterprises.

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

Differentiated Solutions Supported by Ongoing Innovation and Significant Proprietary Intellectual Property

Our integrated solutions for building better networks are differentiated in the marketplace and are a significant global competitive advantage. We invested $316.2 million in research and development (R&D) during 2024 to advance product innovation and decrease total cost of deployment and ownership. Our ongoing innovation, supported by proprietary intellectual property and technology know-how, has allowed us to build and sustain a competitive advantage.

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

In addition, we utilize contract manufacturers located throughout the world for many of our product groups, including certain products in our CCS and ANS segments and all of our Ruckus products. There can be no guarantee that the Company will be able to extend or renew agreements with contract manufacturers on similar terms, or at all.

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

Research and Development

We operate in an industry that is subject to rapid changes in technology, and our success is largely contingent upon anticipating and reacting to such changes. Accordingly, R&D is important to preserve and expand our position as a market leader and to provide the most technologically advanced solutions in the marketplace. We invested $316.2 million in R&D during 2024, and we expect to continue with substantial investments in future years. We intend to focus our major R&D activities on high-growth opportunities such as fiber optic connectivity for fiber-to-the-x (FTTX) and data centers, Wi-Fi 7 and 6GHz, CCAP, DAA, DOCSIS 4.0, gigabit passive optical network (GPON) and metro cell and small cell wireless solutions. We are also developing solutions that support the convergence of wireline and wireless networks in connection with the rollout of 5G. Several of our professionals are leaders and active contributors in standards-setting organizations, which helps ensure that our products can be formulated to achieve broad market acceptance.

Backlog and Seasonality

At December 31, 2024 and 2023, we had an order backlog of $977.1 million and $860.1 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Our backlog includes only orders that are believed to be firm. Sometimes, unfilled orders may be canceled prior to shipment of goods, but cancellations historically have not been material. However, our current order backlog may not guarantee future demand. We expect a majority of our backlog as of December 31, 2024 to be recognized as revenue during 2025.

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

As of December 31, 2024, we held over 11,000 patents and patent applications and over 2,700 registered trademarks and trademark applications worldwide. Over the next five years, approximately 1,500, or about 17%, of our issued patents will expire, while at the same time we intend to seek patents protecting new innovations. We consider our patents and trademarks to be valuable assets, and although no single patent is material to our overall operations, we believe the COMMSCOPE, ARRIS, RUCKUS, SYSTIMAX, NETCONNECT, NOVUX and ONECELL trade names and related trademarks are critical assets to our business. We intend to rely on our intellectual property rights, including our proprietary knowledge, trade secrets and continuing technological innovation, to develop and maintain our competitive position. From time to time there are disputes with respect to the ownership of the technology used in our industry and accusations of patent infringements. We will continue to protect our key intellectual property rights.

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

Human Capital Management

CommScope believes that human capital management, including attracting, developing and retaining a high-quality workforce, is critical to our long-term success. Our Board of Directors and its Committees provide oversight on a broad range of human capital management topics, including corporate culture, compensation and benefits, organizational development and succession planning, and employee health, safety and well-being, to name a few.

We employed approximately 20,000 people worldwide as of December 31, 2024, with approximately 53% classified as manufacturing employees. The majority of these manufacturing employees are located in low-cost labor countries such as Mexico, China, India and the Czech Republic. Our U.S. workforce includes approximately 4,100 employees, comprised of a mix of manufacturing and non-manufacturing employees. We are party to numerous works’ councils or similar statutory arrangements outside of the U.S. (none in the U.S.) and believe that relations with our employees are generally good.

Protecting the safety, health, and well-being of our associates around the world is one of CommScope’s top priorities. We strive to achieve an injury-free work environment. We believe that our inclusive culture is a competitive advantage that fuels innovation, enhances our ability to attract and retain top talent and strengthens our reputation. We are also committed to providing competitive rewards and the continued growth and development of our employees through a variety of global training and development opportunities that build and strengthen employees’ leadership and professional skills. Lastly, we aim to provide a positive employee experience and workplace environment that engages all employees.

We are proud that employees all over the world continue to unite behind our common purpose to “Create Lasting Connections.” We collaborate and innovate to create the world’s most advanced networks driven by our passionate employees who deliver on this vision every day.

Employee Health, Safety and Well-being

At CommScope, our employees’ health, safety and well-being are a top priority. We are always seeking opportunities to protect the well-being of our employees, customers, suppliers, environment and communities.

A commitment to business practices that are innovative, safe and sustainable is key to our success. To achieve this, we maintain a robust Environment, Health & Safety (EHS) management system, set objectives and targets and measure them accordingly, provide necessary resources, and create a comprehensive well-being and benefits program that supports a culture of safety and health first. Our EHS management system was designed and implemented based on the requirements of the International Standards of ISO45001 and ISO14001.

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

Culture

CommScope strives to create an equitable and inclusive environment that draws upon the strength of our diverse workforce to deliver exceptional results for our investors and all key stakeholders. CommScope’s global workforce is comprised of individuals of many races, cultures, backgrounds, geographies and experiences. We focus on ensuring inclusion, belonging, equity and well-being in the workplace. We take pride in our culture and support the activities of our global DIBN that was established in 2020. This broad-based network is open to all employees and provides its 1,400 members with opportunities to network, learn and lead, grow their careers, and support their communities. The results of our focused efforts make us stronger and pave a path for innovation, which drives business differentiation, talent engagement and retention.

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

We augment in-person communications with technology to align and manage employees’ performance and goals throughout the year, providing continuous development opportunities through coaching and feedback. We also offer classroom training, virtual facilitated training, as well as an online learning platform that offers a wealth of work-related employee development content (e.g., for managerial, technical and personal development). We focus heavily on interacting with our employees how, when and where it matters most.

Employee Engagement

CommScope prides itself on creating a collaborative, engaged and enabled workforce. We define engagement as the strength of the emotional connection and discretionary effort employees put toward their work, their teams and the Company. We believe communication and feedback are integral to building engaged employees and driving a high-performance culture. In support of this, we periodically “take the pulse” of our organization through a global employee engagement survey, one of the ways our global workforce can voice their opinions and provide ongoing feedback. Among other things, the survey seeks to understand how employees experience our Company values in their day-to-day work in order to measure our cultural health. We also ask questions to determine if employees feel a strong sense of inclusion and belonging, as well as measure overall engagement. With this valuable feedback, we can identify strengths and potential areas for focused improvement. CommScope continues to enhance employee engagement by leveraging technology, enabling managers, emphasizing communication, providing competitive rewards, offering flexible work approaches, encouraging career development opportunities and striving to become a destination for the marketplace's top talent.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Securities and Exchange Commission's website at www.sec.gov and are also available on our website at www.commscope.com under Company — Investor Relations as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information posted to our website is not incorporated elsewhere in this Annual Report on Form 10-K.

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

Our performance is dependent on third parties’ capital spending for constructing, rebuilding, maintaining or upgrading data, communication and entertainment networks, which can be volatile and difficult to forecast. Capital spending in the communications industry is cyclical and can be curtailed or deferred on short notice. We experienced a decrease in customer capital spending in 2024, which negatively impacted our results of operations, and we may continue to experience significant fluctuations in sales and operating income due to the volatility in our industry. A variety of factors affect the timing and amount of capital spending in the communications industry, including:

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

Our customer base includes direct customers, original equipment manufacturers (OEMs) and channel partners, which include distributors, system integrators, value-added resellers and sales representatives. For the year ended December 31, 2024, we derived approximately 19% of our consolidated net sales from our top two direct customers. The concentration of our net sales with these key customers subjects us to a variety of risks, including:

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

The rapid technological changes occurring in the communications industry could also lead to the entry of new competitors against whom we may not be able to compete successfully. For example, as networks become more virtualized, the functionality of our products is at risk of being subsumed by competitors who utilize software to provide the same functions as our products. A related trend that could affect us is the emerging interest in distributed access architecture (DAA), which disaggregates some of the functions of the converged cable access platform (CCAP) and the access and transport platforms to enable deployment of these functions in ways that could reduce traditional operator capital expenditures in hybrid fiber-coaxial. We have developed and deployed a line of DAA products, but some operators may not be aligned on the specific implementations of DAA and we could lose market share to competitors. Service providers also have the goal of virtualizing CCAP management and control functions as they deploy DAA, and although we are developing a fully virtualized CCAP product, this could potentially enable new competitors to enter the market and reduce operator dependence on our products. As there is technology evolution or transformation within the industry, whether it be DOCSIS 4.0, PON or Wi-Fi technology, there is a risk that our market position would be weakened. If any of our competitors’ products or technologies were to become the industry standard, our business would be negatively affected.

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

We currently believe that our existing cash and cash equivalents, combined with availability under our asset-based revolving credit facility (Revolving Credit Facility), will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. However, we may be required to obtain additional financing in the future to address our liquidity needs, and subject to market conditions, we may from time to time seek to amend, refinance, restructure, exchange or repurchase our outstanding indebtedness and/or raise additional equity or other financing. Any debt we incur in the future may have terms (including cash interest rate, financial covenants and covenants limiting our operating flexibility or ability to obtain additional financings) that are not favorable to us, and any such additional equity financing may dilute the economic and/or voting interests of our existing stockholders, may be preferred in right of payment to our outstanding common stock or confer other privileges to the holders and may contain financial or operational covenants that restrict our operating flexibility or ability to obtain additional financings. Furthermore, our failure to obtain any necessary financing, amendment, refinancing, restructuring, exchange or repurchases could have a material and adverse effect on our results of operations, cash flows, financial condition and liquidity.

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

We are aware that certain of our outstanding debt securities and debt under our credit facilities are currently trading at discounts to their respective principal amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase such debt for cash, in exchange for common or preferred stock or debt, or for a combination thereof, in each case in open-market purchases and/or privately negotiated transactions, tender offers or exchange offers and upon such terms and at such prices as we may determine. Any such transactions will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions and applicable regulatory, legal and accounting factors. Whether or not we engage in any such transactions will be determined at our discretion. The amounts involved in any such transactions, individually or in the aggregate, may be material.

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

As of December 31, 2024, we had approximately $9.4 billion of indebtedness. As of December 31, 2024, we had $200.0 million of outstanding loans under our Revolving Credit Facility and the remaining availability was $449.3 million, reflecting a borrowing base subject to maximum capacity of $719.2 million reduced by $69.9 million of outstanding letters of credit.1 Our ability to borrow under our Revolving Credit Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time and may further depend on lenders’ discretionary ability to impose reserves and availability blocks.

Our interest cost on our new senior secured term loan due 2029 (2029 Term Loan) and our Revolving Credit Facility, which make up about $3.4 billion of our indebtedness, is variable and subject to the risk of changes in interest rates. As the Federal Reserve maintained higher interest rates in 2024, we have seen increased interest cost which has adversely impacted our results of operations and cash flows. This may continue into 2025 if the Federal Reserve continues to maintain higher interest rates or chooses to raise interest rates further. We have entered into certain hedging agreements to reduce our exposure to variable rate debt.

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

Secured Overnight Financing Rate (SOFR) is currently the reference interest rate in our variable rate debt agreements and could give rise to uncertainties, including limited historical data and volatility. While we do not expect the use of SOFR to have a material adverse effect on our business, the full effects remain uncertain.

1 In connection with the repayment of all outstanding amounts under our Revolving Credit Facility on January 31, 2025, the committed amount thereunder was reduced to $750.0 million, subject to borrowing base limitations.

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

We have substantial balances of goodwill and identified intangible assets. As of December 31, 2024, goodwill and identified intangible assets represented approximately 47% of our total assets. We are required to test goodwill for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We have recognized substantial impairment charges related to goodwill, including $571.4 million in 2023 and $1,119.6 million in 2022. For the 2024 annual impairment test, we determined that the fair value of our reporting units exceeded the carrying value and that no impairment existed. In the future, if we are unable to improve our results of operations and cash flows, or other indicators of impairment exist, such as a sustained significant decline in our share price and market capitalization, we may incur material charges against earnings relating to our remaining goodwill.

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

We also source many of our components from international markets. Any change in the laws and policies of the U.S. or other countries affecting trade, including pursuant to policies of the new U.S. administration, is a risk to us. To the extent there are unfavorable changes imposed by the U.S. or other countries and/or retaliatory actions taken by trading partners, such as the addition of new tariffs or trade restrictions, we may experience material adverse impacts on earnings. For a more complete discussion of our risks related to tariffs and trade restrictions, see the risk factor, “Additional tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products” under our “International Risk Factors” in this Item 1A. Risk Factors section.

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

We periodically realign manufacturing capacity among our global facilities and contract manufacturers in order to reduce costs by improving manufacturing efficiency and to strengthen our long-term competitive position. The implementation of these strategic initiatives may include significant shifts of production capacity among facilities and contract manufacturers. For example, in the past, we have transitioned manufacturing for certain products in response to newly enacted tariffs. In addition, in response to intermittent shutdowns of our facilities during the COVID-19 pandemic, we transitioned certain manufacturing to less impacted facilities. These changes are time-consuming and costly, and changes in our contract manufacturers or manufacturing locations may cause significant interruptions in supply if the manufacturers have difficulty manufacturing products to our specifications. There are significant risks inherent in the implementation of these initiatives, including our failure to ensure the following: adequate inventory on hand or production capacity to meet customer demand while capacity is being shifted among facilities; maintaining product quality as a result of shifting capacity; adequate raw material and other service providers to meet the needs at the new production locations; ability to successfully remove, transport and re-install equipment; and availability of adequate supervisory, production and support personnel to accommodate the shifted production. In the event manufacturing realignment initiatives are not successfully implemented, we could experience lost future sales and increased operating costs, as well as customer relations problems, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The separation, discontinuance or divestiture of a business or product line is subject to various risks and uncertainties that could disrupt or adversely affect our business.

To better optimize our portfolio of products, we have recently divested the Home Networks segment, the OWN segment and the DAS business, and we may in the future decide to separate, discontinue or divest of other businesses or product lines that we believe are not core to CommScope’s business, or where we believe the separation, discontinuation or divestiture will be accretive to stakeholders. A plan to separate, discontinue or divest a business or product line is complex in nature and can be affected by unanticipated developments or changes, including changes in the macroeconomic, regulatory or political environment, changes in credit or equity markets or changes in other market conditions.

If we do choose to separate, discontinue or divest of a business or product line and successfully complete the separation plan, we cannot assure you or any of our stakeholders that we will achieve the expected benefits. Upon completion, we would also be a smaller, less diversified company and may be more vulnerable to changing market conditions. In addition, we will continue to incur certain ongoing costs, which will be shared across a smaller company and which may exceed our estimates.

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

Our business strategy has historically relied, in part, on acquisitions to create growth, such as our acquisitions of Casa in 2024, ARRIS in 2019 and TE Connectivity’s Broadband Network Solutions business (the BNS business) in 2015. We anticipate that a portion of our future growth may be accomplished by acquiring existing businesses, products or technologies. We cannot guarantee that we will be able to identify suitable acquisition opportunities or obtain the necessary financing on acceptable terms to provide these future growth opportunities. We may spend time and money investigating and negotiating with potential acquisition or investment targets without completing the transaction, which may divert or waste resources.

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

We rely on effective management information systems for critical business operations, to support strategic business decisions and to maintain a competitive edge in the marketplace. We rely on our ERP systems to support critical business operations such as processing sales orders and invoicing, manufacturing, shipping, inventory control, purchasing and supply chain management, human resources and financial reporting. Upgrades and integrations of new software or systems have risks and any future upgrades or integrations could disrupt our operations, divert management’s attention and have an adverse effect on our capital resources, financial condition, results of operations or cash flows.

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

Many of our systems rely on software and other products provided by third-parties. Any outages or downtime of such third-party software, including due to defective updates, could have a material adverse impact on our business operations and results of operations.

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

We have significant international sales, manufacturing, distribution and R&D operations. Our major international manufacturing, distribution and R&D facilities are located in China, the Czech Republic, Germany, India, Ireland, Mexico and the U.K. For the year ended December 31, 2024, international sales represented 34% of our consolidated net sales. In general, our international sales have lower gross profit percentages than our domestic sales. To the extent international sales increase as a percentage of our net sales, our overall gross profit percentages may decline.

Our international sales, manufacturing, distribution and R&D operations are subject to the risks inherent in operating abroad, including, but not limited to, coordinating communications among and managing international operations; currency exchange rate fluctuations; economic and political destabilization, including the current risk with China-Taiwan relations, China-U.S. relations and Russia-U.S. relations; restrictive actions by foreign governments; price inflation; volatile interest rates; wage inflation; nationalization of businesses and expropriation of assets; the laws and policies of the U.S. and other countries affecting trade and tariffs, including additional tariffs implemented or proposed by the new administration (and counter tariffs from other countries that may be implemented in response): anti-bribery, foreign investment and loans; foreign tax laws, including the ability to recover amounts paid as value-added and similar taxes; potential restrictions on the repatriation of cash; reduced protection of intellectual property; longer customer payment cycles; compliance with local laws and regulations, including the imposition of new data privacy and climate change regulations; volatile geopolitical turmoil, including popular uprisings, regional conflicts, terrorism, and war; shipping interruptions, including shortages of containers or port congestion; major public health or safety concerns, such as pandemics and infectious diseases; natural or man-made disasters; inflexible labor contracts or labor laws in the event of business downturns; and economic boycott for doing business in certain countries. Although the Company maintains insurance coverage for certain types of losses, such insurance coverage may be insufficient to cover all losses that may arise.

A significant portion of our products sold in the U.S. are manufactured outside the U.S. To the extent there are changes in U.S. trade policies, which have been implemented and/or proposed by the new administration, such as significant increases in tariffs or duties for goods brought into the U.S., our competitive position may be adversely impacted and the resulting effect on our earnings could be material. For a more complete discussion of our risks related to trade policies, see the risk factor, “Additional tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products” under “International Risks” in this Item 1A, Risk Factors section.

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

There is uncertainty about the future relationship between the U.S. and various other countries, most significantly China and Mexico, with respect to trade policies and tariffs. The new U.S. administration has implemented and/or proposed substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S, but there remains uncertainty surrounding if and when all such changes may be implemented and the magnitude of any such changes.

This uncertainty about the future relationship between the U.S. and certain of its trading partners may reduce trade between the U.S. and other nations, including countries in which we currently operate, or result in a global economic slowdown with long-term changes to global trade. Changes in policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers. The tariffs implemented on our products (or on materials, parts or components we use to manufacture our products) by past U.S. administrations increased the cost of our products manufactured in the U.S. and imported into the U.S. If additional tariffs or trade restrictions are implemented on our products (or on materials, parts or components we use to manufacture our products) by the U.S. or other countries, the cost of our products manufactured in China, Mexico or other countries and imported into the U.S. or other countries could increase further. We expect to continue to pass along some of these costs to our customers, but the increased cost could adversely affect the demand for products. We have been successful in the past in shifting the manufacturing locations for some of the impacted products, but this takes time and results in additional one-time costs and these alternative locations may have higher ongoing manufacturing costs. These cost increases could adversely affect the demand for our products and/or reduce margins, which could have a material adverse effect on our business and our earnings. In addition, a significant percentage of our component parts are manufactured in China and other Southeast Asian countries. The impact of tariffs or other geopolitical instability may limit our access and our manufacturing partners’ access to those components, which would impact production and could lead to further increases to product costs. Additionally, further escalation of trade tensions could lead to the possible decoupling of the U.S. and China economies. Any or all of these factors could negatively affect demand for our products and our business, financial condition, results of operations and cash flows, and such effects could be material.

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

ITEM 2. PROPERTIES

Our fixed assets include factories and warehouses and a substantial quantity of machinery and equipment. Our factories, warehouses and machinery and equipment are generally in good operating condition, are reasonably maintained and substantially all of our facilities are in regular use. We consider the present level of fixed assets along with planned capital expenditures to be suitable and adequate for operations in the current business environment. As of December 31, 2024, excluding the properties related to the sale of the OWN segment and DAS business unit, we operated approximately 19 manufacturing facilities with approximately 3.6 million square feet, of which approximately 0.8 million square feet were leased. Manufacturing facilities located in the U.S. had approximately 1.5 million square feet, of which approximately 0.1 million square feet were leased. Manufacturing facilities located outside the U.S. had approximately 2.1 million square feet, of which approximately 0.7 million square feet were leased. The square footage by segment related to these manufacturing facilities was approximately 3.3 million square feet, 0.2 million square feet and 0.1 million square feet for the CCS segment, NICS segment and ANS segment, respectively, as of December 31, 2024.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the Nasdaq Global Select Market under the symbol “COMM.” As of February 12, 2025, all of our outstanding shares of common stock are held by one stockholder of record, Cede & Co., as nominee for the Depository Trust Company. Many brokers, banks and other institutions hold shares of common stock as nominees for beneficial owners that deposit these shares of common stock in participant accounts at the Depository Trust Company.

Issuer Purchases of Equity Securities

The following table summarizes the stock purchase activity for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	2,515	$6.14	—	$—
November 1, 2024 - November 30, 2024	1,054	$6.79	—	$—
December 1, 2024 - December 31, 2024	7,219	$5.12	—	$—
Total	10,788	$5.52	—

The shares purchased were withheld to satisfy the withholding tax obligations related to restricted stock units and performance share units that vested during the period.

Stock Performance Graph

The following graph compares cumulative total return on $100 invested on December 31, 2019 in each of CommScope’s Common Stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Standard & Poor’s 1500 Communications Equipment Index (S&P 1500 Communications Equipment). The return of the Standard & Poor’s indices is calculated assuming reinvestment of dividends. CommScope has not paid any dividends on its common stock over this period.

Comparison of Cumulative 5 Year Total Return
$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
CommScope Holding Company, Inc.
S&P 500 Index
S&P 1500 Communications Equiptment Index

	Base	INDEXED RETURNS
	Period	Period Ending
Company / Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
CommScope Holding Company, Inc.	100	94.43	77.80	51.80	19.87	36.72
S&P 500 Index	100	118.40	152.39	124.79	157.59	197.02
S&P 1500 Communications Equipment Index	100	123.36	149.67	90.31	139.34	194.49

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is for the year ended December 31, 2024 compared with the year ended December 31, 2023. This comparison should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included in Part I, Item 1A or in other parts of this Annual Report on Form 10-K. For a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2023 compared to December 31, 2022, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2024.

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

We completed the acquisition of certain assets of Casa Systems, Inc. and its subsidiaries (Casa) on June 7, 2024 (the Casa Transaction). As part of the Casa Transaction, we acquired certain assets (the Casa Assets) and assumed certain specified liabilities (the Casa Liabilities) of Casa. The sale was conducted pursuant to the bid procedures (the Bid Procedures) established in the chapter 11 cases of Casa Systems, Inc. and certain affiliates in the U.S. Bankruptcy Court for the District of Delaware (the Bankruptcy Court). Pursuant to the Bid Procedures, we were designated as the successful bidder following an auction held on May 29, 2024. On June 5, 2024, the Bankruptcy Court entered an order authorizing the sale of the Casa Assets to us pursuant to section 363 of the U.S. Bankruptcy Code (subject to the terms thereof). The sale closed on June 7, 2024 and, at such time, we funded the purchase price of $45.1 million and settled certain assumed Casa Liabilities, with cash on hand. We are integrating this strategic acquisition into our Access Network Solutions (ANS) segment and expect the acquisition to strengthen our ANS segment’s position by enhancing its virtual cable modem termination systems and passive optical network product offerings, which will enable customers to migrate to distributed access architecture solutions at their own speed, and further grow our customer base. We recorded $1.4 million of transaction and integration costs for the year ended December 31, 2024 related to the Casa Transaction, and these costs were recognized in selling, general and administrative expense in the Condensed Consolidated Statements of Operations. See Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the Casa Transaction.

CommScope NEXT

Since 2021, we have been engaged in a transformation initiative referred to as CommScope NEXT, which is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We believe these efforts are critical to making us more competitive and allowing us to invest in growth, de-leverage our indebtedness and maximize stockholder and other stakeholder value in the future. In 2022, CommScope NEXT generated positive impacts on net sales, profitability and cash flow from our execution on pricing initiatives, capacity expansion and operational efficiencies. In 2023, we experienced headwinds related to a slow-down in spending by our customers as discussed further below, but we continued to execute under CommScope NEXT to improve our profitability and cash flows by continuing to drive operational efficiencies and focusing on portfolio optimization, all of which is enabling us to take advantage of the recovery in demand that we began to see in late 2024. To that end, we incurred $36.7 million, $25.1 million and $41.8 million of net restructuring costs and $63.4 million, $27.1 million and $35.1 million of transaction, transformation and integration costs during the years ended December 31, 2024, 2023 and 2022, respectively, primarily related to CommScope NEXT initiatives. We expect to continue to incur such costs in 2025 as we continue executing on CommScope NEXT initiatives, and the resulting charges and cash requirements could be material.

On January 31, 2025, we completed the previously announced sale of our Outdoor Wireless Networks (OWN) segment and the Distributed Antenna Systems (DAS) business unit of our Networking, Intelligent Cellular & Security Solutions (NICS) segment to Amphenol Corporation (Amphenol), pursuant to the Purchase Agreement dated July 18, 2024, in exchange for approximately $2.1 billion in cash. In the third quarter of 2024, we determined the sale of our OWN segment and DAS business unit met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Accounting Standards Codification (ASC) No. 360-10, Impairment and Disposal of Long–Lived Assets, and ASC No. 205-20, Presentation of Financial Statements: Discontinued Operations, due to its relative size and strategic rationale. For all periods presented, amounts in these consolidated financial statements have been recast to reflect the discontinuation of our OWN segment and DAS business unit in accordance with guidance. All discussions and results related to our NICS segment exclude the DAS business unit, since the DAS business unit was moved to held for sale in the third quarter of 2024.

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

Unless otherwise noted, the following discussions relate solely to our continuing operations. As a result, we are reporting financial performance based on the following remaining three operating segments, which excludes the OWN segment, DAS business unit in NICS and Home business: Connectivity and Cable Solutions (CCS), NICS and ANS. For further discussion of the discontinued operations related to our OWN segment, DAS business unit and Home business, see Note 4 in the Notes to Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K.

As of January 1, 2024, we shifted certain product lines from our CCS segment to our ANS segment to better align with how the businesses are managed. All prior period amounts have been recast to reflect these operating segment changes.

Impacts of Current Economic Conditions

In 2023, macroeconomic factors such as higher interest rates, inflation and concerns about a global economic slow-down softened demand for our products, with certain customers reducing purchases as they right-sized their inventories and others pausing capital spending. This industry recession has continued to negatively impact our net sales in all markets except data centers, which saw increased investment during 2024. We are beginning to see a recovery in demand in certain businesses and expect to see additional recovery in demand in 2025.

In 2023, we also began implementing additional cost savings initiatives to improve profitability, and we continued to implement further initiatives during 2024. These initiatives should enable us to take advantage of the expected recovery in demand in 2025. If this expected recovery does not occur in 2025, our outlook will be materially impacted.

For more discussion on risks related to our customers, see Part I, Item 1A, “Risk Factors” elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of results of operations for the year ended December 31, 2024 with the year ended December 31, 2023

	Year Ended December 31,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$4,205.8	100.0%	$4,565.2	100.0%	$(359.4)	(7.9)%
Gross profit	1,576.9	37.5	1,664.2	36.5	(87.3)	(5.2)
Operating income (loss)	256.5	6.1	(399.6)	(8.8)	656.1	NM
Core operating income (loss) (1)	340.5	8.1	(285.6)	(6.3)	626.1	NM
Non-GAAP adjusted EBITDA (2)	700.2	16.6	664.3	14.6	35.9	5.4
Core adjusted EBITDA (1)	756.4	18.0	756.4	16.6	—	—
Loss from continuing operations	(461.0)	(11.0)	(1,095.8)	(24.0)	634.8	(57.9)
Diluted loss from continuing operations per share	$(2.46)		$(5.49)		$3.03	NM

NM – Not meaningful

(1)
Core financial measures reflect the results of the CCS, NICS and ANS segments, in the aggregate, and exclude general corporate costs that were previously allocated to the OWN segment, DAS business unit and Home segment, since these costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, these costs related to the Home segment have been reallocated to our remaining segments. These costs related to the OWN segment and DAS business unit will be reallocated to our remaining segments beginning in the first quarter of 2025. See “Segment Results” section below for the aggregation of our Core financial measures.
(2)
See “Reconciliation of Non-GAAP Measures” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Net sales

	Year Ended December 31,			%
	2024	2023	Change	Change
	(dollars in millions)
Net sales	$4,205.8	$4,565.2	$(359.4)	(7.9)%
Domestic	2,761.5	3,009.6	(248.1)	(8.2)
International	1,444.3	1,555.6	(111.3)	(7.2)

Net sales in 2024 decreased $359.4 million, or 7.9%, compared to the prior year primarily driven by decreased sales volumes as certain customers reduced purchases as they right-size their inventories and others paused capital spending and lower pricing. The decrease was driven by lower net sales in the ANS segment of $260.5 million and the NICS segment of $220.7 million, partially offset by higher net sales of $121.8 million in the CCS segment. For further details by segment, see the discussion of Segment Results below.

From a regional perspective in 2024, net sales decreased in the U.S. by $248.1 million, the Caribbean and Latin American (CALA) region by $78.0 million and the Europe, Middle East and Africa (EMEA) region by $43.1 million, and increased in Canada by $7.5 million and the Asia Pacific (APAC) region by $2.3 million. Net sales to customers located outside of the U.S. comprised 34.3% of total net sales for 2024 compared to 34.1% for 2023. Foreign exchange rate changes did not have a material impact on our net sales during 2024. For additional information on regional sales by segment, see discussion of Segment Results below and Note 18 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Gross profit, TSA income, SG&A expense and R&D expense

	Year Ended December 31,			%
	2024	2023	Change	Change
	(dollars in millions)
Gross profit	$1,576.9	$1,664.2	$(87.3)	(5.2)%
As a percent of sales	37.5%	36.5%
TSA income	24.5	—	24.5	NM
As a percent of sales	0.6%	NM
SG&A expense	755.5	783.2	(27.7)	(3.5)
As a percent of sales	18.0%	17.2%
R&D expense	316.2	383.1	(66.9)	(17.5)
As a percent of sales	7.5%	8.4%

NM – Not meaningful

Gross profit (net sales less cost of sales)

Gross profit decreased in 2024 compared to the prior year primarily due to lower net sales volumes, lower pricing and higher input costs, partially offset by favorable product mix.

Transition service agreement income

Transition service agreement (TSA) income is related to the TSA we entered into with Vantiva in conjunction with the closing of the transaction to divest of the Home business in January 2024. Under the TSA agreement, we provided (and in some instances received) certain post-closing support on a transitional basis. As of the end of 2024, the services for Vantiva have ceased.

Selling, general and administrative expense

For 2024, selling, general and administrative (SG&A) expense decreased by $27.7 million compared to 2023, primarily due to cost saving initiatives and lower bad debt expense of $11.6 million, partially offset by higher transaction, transformation, and integration costs of $36.2 million and higher variable incentive compensation expense of $14.3 million. We expect to continue to incur transaction, transformation and integration costs in 2025 and the resulting charges and cash requirements could be material.

Research and development expense

Research and development (R&D) expense for 2024 decreased by $66.9 million compared to the prior year primarily due to lower spending within all segments. R&D activities generally involve ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs, net and Asset impairments

	Year Ended December 31,			%
	2024	2023	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$236.5	$301.0	$(64.5)	(21.4)%
Restructuring costs, net	36.7	25.1	11.6	46.2
Asset impairments	—	571.4	(571.4)	(100.0)

Amortization of purchased intangible assets

The amortization of purchased intangible assets was lower in 2024 compared to the prior year because certain of our intangible assets became fully amortized.

Restructuring costs, net

The net restructuring costs recorded in 2024 were primarily related to CommScope NEXT. For the year ended December 31, 2024, our net restructuring costs were $36.7 million and we paid $28.9 million to settle restructuring liabilities. We expect to make cash payments of $4.0 million in 2025 to settle CommScope NEXT restructuring actions. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

Asset impairments

We did not record any asset impairment charges during the year ended December 31, 2024. We recorded goodwill impairment charges of $472.3 million and $99.1 million in 2023 related to our ANS and Building Data Center Connectivity (BDCC) reporting units, respectively. The ANS reporting unit is the same as our ANS segment and the BDCC reporting unit is in our CCS segment. See the discussion below under “Critical Accounting Policies and Estimates” for more information regarding the goodwill impairment tests performed during 2024.

Other income, net

	Year Ended December 31,			%
	2024	2023	Change	Change
	(dollars in millions)
Foreign currency gain (loss)	$9.5	$(7.6)	$17.1	NM
Other income, net	0.7	73.5	(72.8)	NM

NM – Not meaningful

Foreign currency gain (loss)

Foreign currency gain (loss) includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The change in foreign currency gain (loss) in 2024 compared to 2023 was primarily driven by certain unhedged currencies.

Other income, net

The change in other income, net in 2024 compared to 2023 was primarily driven by a gain of $74.3 million on the early extinguishment of debt related to our debt repurchases in 2023 and $6.4 million of debt issuance costs related to the debt refinancing transactions in December 2024. See Note 9 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion of the 2024 debt refinancing transactions.

Interest expense, Interest income and Income taxes

	Year Ended December 31,			%
	2024	2023	Change	Change
	(dollars in millions)
Interest expense	$(686.9)	$(675.8)	$(11.1)	1.6%
Interest income	10.9	11.1	(0.2)	(1.8)
Income tax expense	(51.7)	(97.4)	45.7	(46.9)

Interest expense and Interest income

Interest expense for the year ended December 31, 2024 increased $11.1 million compared to the prior year primarily due to the write-off of $16.2 million of existing debt issuance costs and original issuance discount associated with the redemption of our senior unsecured notes due June 15, 2025 (2025 Notes) and the refinancing of our existing senior secured term loan due 2026 (2026 Term Loan) as further discussed in Note 9 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The increase was partially offset by favorable impacts from lower long-term balances as a result of the debt repurchases in 2023. Our weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 8.09% at December 31, 2024 and 7.22% at December 31, 2023. Our interest expense and payments on our variable rate debt could increase if the Federal Reserve increases interest rates in 2025.

Income tax expense

For 2024, we recognized income tax expense of $51.7 million on a pretax loss of $409.3 million. Our tax expense on a pretax loss was less than the statutory rate of 21.0% in 2024 primarily due to the unfavorable impact related to an additional net $135.2 million of valuation allowance recorded during the year. Our tax expense was also impacted unfavorably by the U.S. anti-deferral provisions and non-creditable withholding taxes, partially offset by tax benefits related to federal tax credits. See Note 14 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more discussion of our income tax expense.

For 2023, we recognized income tax expense of $97.4 million on a pretax loss of $998.4 million. Our tax expense was more than the statutory rate of 21.0% in 2023 primarily due to the unfavorable impact related to a net $165.4 million of valuation allowance recorded during the year and a goodwill impairment charge of $571.4 million, for which minimal tax benefits were recorded. Our tax expense was also impacted by the unfavorable impacts of U.S. anti-deferral provisions and non-creditable withholding taxes, partially offset by tax benefits related to federal tax credits.

Segment Results

	Year Ended December 31,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$2,823.7	67.1%	$2,701.9	59.2%	$121.8	4.5%
NICS	553.0	13.1	773.7	16.9	(220.7)	(28.5)
ANS	829.1	19.7	1,089.6	23.9	(260.5)	(23.9)
Consolidated net sales	$4,205.8	100.0%	$4,565.2	100.0%	$(359.4)	(7.9)%

Operating income (loss) by segment:
CCS	$466.1	16.5%	$132.8	4.9%	$333.3	251.0%
NICS	(44.7)	(8.1)	57.6	7.4	(102.3)	(177.6)%
ANS	(80.9)	(9.8)	(476.0)	(43.7)	395.1	(83.0)
Core operating income (loss) (1)	340.5	8.1	(285.6)	(6.3)	626.1	NM
Corporate and other (2)	(84.0)	NM	(114.0)	NM	30.0	(26.3)
Consolidated operating income (loss)	$256.5	6.1%	$(399.6)	(8.8)%	$656.1	NM

Adjusted EBITDA by segment:
CCS	$619.1	21.9%	$398.9	14.8%	$220.2	55.2%
NICS	32.8	5.9	139.9	18.1	(107.1)	(76.6)
ANS	104.5	12.6	217.6	20.0	(113.1)	(52.0)
Core adjusted EBITDA (1)	756.4	18.0	756.4	16.6	—	—
Corporate and other (2)	(56.2)	NM	(92.1)	NM	35.9	(39.0)
Non-GAAP consolidated adjusted EBITDA (3)	$700.2	16.6%	$664.3	14.6%	$35.9	5.4%

NM – Not meaningful

(1)
Core financial measures reflect the results of the CCS, NICS and ANS segments, in the aggregate, and exclude general corporate costs that were previously allocated to the OWN segment, DAS business unit and Home segment, since these costs were not directly attributable to these discontinued operations.
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
(3)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Connectivity and Cable Solutions Segment

Net sales for the CCS segment increased in 2024 compared to the prior year primarily due to higher sales volumes in the Enterprise business, partially offset by lower outdoor network solutions sales volumes in the first half of the year as certain customers paused spending as they right-sized their inventory levels. From a regional perspective in 2024, net sales increased in the U.S. by $115.5 million, the EMEA region by $36.7 million, the APAC region by $13.5 million and Canada by $6.3 million, but decreased in the CALA region by $50.2 million compared to the prior year. Foreign exchange rate changes did not have a material impact on CCS segment net sales during 2024.

For 2024, CCS segment operating income and adjusted EBITDA increased compared to the prior year primarily due to higher sales volumes, favorable product mix and lower input costs, partially offset by higher SG&A costs. The increases in SG&A costs were primarily due to higher variable incentive compensation expense, partially offset by lower bad debt expense and cost savings initiatives. In 2024, compared to the prior year, CCS segment operating income was favorably impacted by a reduction to impairment charges resulting from the prior year goodwill impairment charge of $99.1 million, a reduction of $12.6 million in restructuring costs and a reduction of $3.2 million in amortization expense, partially offset by an increase of $13.9 million in transaction, transformation and integration costs. Goodwill impairment charges, restructuring costs, amortization expense and transaction, transformation and integration costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Networking, Intelligent Cellular and Security Solutions Segment

Net sales for the NICS segment decreased in 2024 compared to the prior year primarily due to lower sales volumes of our Ruckus products driven by lower demand and channel inventory digestion. From a regional perspective in 2024, net sales decreased in the U.S. by $140.2 million, the EMEA region by $47.8 million, the APAC region by $27.0 million and Canada by $8.7 million, but increased in the CALA region by $3.0 million compared to the prior year. Foreign exchange rate changes did not have a material impact on NICS segment net sales during 2024.

For 2024, NICS segment operating income and adjusted EBITDA decreased compared to the prior year primarily due to lower sales volumes and E&O reserves recorded for excess inventory, partially offset by lower R&D costs and favorable product mix. In 2024, compared to the prior year, NICS segment operating income was unfavorably impacted by an increase of $3.2 million in transaction, transformation and integrations costs and a reduction of $3.5 million in gains related to the settlement of an intellectual property litigation claim received in the prior year. These unfavorable impacts were partially offset by a reduction of $4.6 million in restructuring costs. Transaction, transformation and integration costs, intellectual property litigation costs and restructuring costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Access Network Solutions Segment

Net sales for our ANS segment decreased in 2024 compared to the prior year primarily due to lower sales volume as certain customers have paused spending as they right-size their inventory levels. From a regional perspective in 2024, net sales decreased in the U.S. by $223.4 million, the EMEA region by $32.0 million and the CALA region by $30.8 million, but increased in the APAC region by $15.8 million and Canada by $9.9 million compared to the prior year. Foreign exchange rate changes did not have a material impact on ANS segment net sales during 2024.

Excluding the prior year goodwill impairment charge of $472.3 million from operating loss, for 2024, ANS segment operating loss and adjusted EBITDA were negatively impacted by lower sales volumes and unfavorable product mix, partially offset by benefits from lower SG&A, input and R&D costs, compared to the prior year. The reductions in SG&A costs were primarily due to cost savings initiatives. ANS segment operating loss was favorably impacted by a reduction of $63.1 million in amortization expense, partially offset by an increase of $37.8 million in restructuring costs. Also see “Reconciliation of Segment Adjusted EBITDA” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Liquidity and Capital Resources 2

The following table summarizes certain key measures of our liquidity and capital resources:

	December 31,		$	%
	2024	2023	Change	Change
	(dollars in millions)
Cash and cash equivalents (1)	$663.3	$543.8	$119.5	22.0%
Working capital, net of assets and liabilities held for sale (2) and excluding cash and cash equivalents and current portion of long-term debt	577.7	724.1	(146.4)	(20.2)
Availability under Revolving Credit Facility	449.3	688.0	(238.7)	(34.7)
Long-term debt, including current portion	9,238.4	9,278.6	(40.2)	(0.4)
Total capitalization (3)	7,009.6	7,416.0	(406.4)	(5.5)
Long-term debt as a percentage of total capitalization	131.8%	125.1%
(1)
Includes cash and cash equivalents in assets held for sale of $98.4 million and $43.5 million as of December 31, 2024 and 2023, respectively.
(2)
Working capital is net of assets and liabilities held for sale and consists of current assets of $2,127.0 million less current liabilities of $984.4 million as of December 31, 2024 and current assets of $2,118.0 million less current liabilities of $925.6 million as of December 31, 2023.
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

The primary uses of liquidity include debt service requirements, voluntary debt repayments, redemptions or purchases on the open market, working capital requirements, capital expenditures, business separation transaction costs, transformation costs, restructuring costs, dividends related to the Convertible Preferred Stock if we elect to pay such dividends in cash, litigation settlements, income tax payments and other contractual obligations. As of December 31, 2024, we have repaid the $1.27 billion previously outstanding on our 2025 Notes.

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

2 In connection with the repayment of all outstanding amounts under our Revolving Credit Facility on January 31, 2025, the committed amount thereunder was reduced to $750.0 million, subject to borrowing base limitations.

Certain of our outstanding debt securities and debt under our credit facilities are currently trading at discounts to their respective principal amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase such debt for cash, in exchange for common or preferred stock or debt, or for a combination thereof, in each case in open-market purchases and/or privately negotiated transactions, tender offers or exchange offers and upon such terms and at such prices as we may determine. Any such transactions will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions and applicable regulatory, legal and accounting factors. Whether or not we engage in any such transactions will be determined at our discretion. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Our interest payments on long-term debt are expected to total $2,906.8 million over the duration of the debt, with $613.5 million due in 2025 (assuming interest rates in effect as of December 31, 2024 on our variable rate debt). In 2024, the interest payments on our variable rate debt were higher than the prior year as a result of the Federal Reserve maintaining higher interest rates throughout most of the year. While the Federal Reserve ended 2024 with several rate cuts, our interest payments on our variable debt could increase if the Federal Reserve chooses to raise interest rates in future periods. For additional information regarding our long-term debt obligations, see Note 9 in the Notes to Consolidated Financial Statements and our discussion of our interest rate risk in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this Annual Report on Form 10-K. For information on our obligations related to our Convertible Preferred Stock, see Note 15 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

We have $140.7 million in unrecognized tax benefits; however, the timing of the related tax payments is highly uncertain. We anticipate a reduction of up to $22.0 million of unrecognized tax benefits during the next twelve months. See Note 14 in the Notes to Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K for further discussion.

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the year ended December 31, 2024, our non-GAAP pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $717.6 million, which included annualized savings expected from cost reduction initiatives of $17.4 million so that the impact of cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities at December 31, 2024.

Cash and cash equivalents increased by $119.5 million during 2024 as described under the Cash Flow Overview section below. As of December 31, 2024, approximately 42% of our cash and cash equivalents were held outside the U.S.

Working capital, net of assets and liabilities held for sale and excluding cash and cash equivalents and the current portion of long-term debt, decreased during 2024 compared to the prior year primarily due to lower inventory driven by inventory reduction initiatives, higher accounts payable due to timing of payments and higher accrued expenses including a higher variable incentive compensation expense in 2024. These impacts were partially offset by higher accounts receivable due to timing of collections. During 2024, we sold accounts receivable under customer-sponsored supplier financing agreements. This had an impact of approximately $103 million on working capital, excluding cash and cash equivalents and the current portion of long-term debt, as of December 31, 2024. Under these agreements, we are able to sell accounts receivable to a bank, and we retain no interest in and have no servicing responsibilities for the accounts receivable sold. The net reduction in total capitalization during 2024 reflected the net loss for the year.

Cash Flow Overview

The cash flows related to discontinued operations have not been segregated. Accordingly, the following cash flow overview includes the results of continuing and discontinued operations. Cash and cash equivalents increased during 2024 primarily driven by cash generated by operating activities of $273.1 million, partially offset by net cash paid for the debt refinancing transaction of $57.1 million, amortization payments totaling $24.0 million related to the 2026 Term Loan, cash paid related to the Casa Transaction of $45.1 million and capital expenditures of $26.2 million. For additional discussion related to the debt refinancing transactions, see Note 9 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,		$	%
	2024	2023	Change	Change
	(dollars in millions)
Net cash generated by operating activities	$273.1	$297.3	$(24.2)	(8.1)%
Net cash generated by (used in) investing activities	(57.2)	30.9	(88.1)	(285.1)
Net cash used in financing activities	(83.0)	(181.7)	98.7	(54.3)

Operating Activities

	Year Ended December 31,
	2024	2023
	(in millions)
Net loss	$(315.5)	$(1,506.8)
Adjustments to reconcile net loss to net cash generated by operating activities:
Depreciation and amortization	370.5	561.2
Equity-based compensation	29.1	47.3
Deferred income taxes	65.0	(180.5)
Asset impairments	19.2	1,244.0
Changes in assets and liabilities:
Accounts receivable	(137.6)	471.9
Inventories	152.5	391.3
Prepaid expenses and other current assets	(55.9)	45.1
Accounts payable and other accrued liabilities	143.5	(720.2)
Other noncurrent assets	(20.6)	(27.4)
Other noncurrent liabilities	(18.1)	75.5
Other	41.0	(104.1)
Net cash generated by operating activities	$273.1	$297.3

During 2024, the decrease in cash generated by operating activities compared to the prior year was primarily driven by lower operating performance, partially offset by decreases in working capital in the current year due to a reduction in net sales driving lower inventory purchases and lower accounts receivable. For information on significant non-cash operating activities related to our discontinued operations, see Note 4 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Investing Activities

	Year Ended December 31,
	2024	2023
	(in millions)
Additions to property, plant and equipment	$(25.3)	$(60.7)
Proceeds from sale of property, plant and equipment	0.2	71.2
Acquisition of a business	(45.1)	—
Other	13.0	20.4
Net cash generated by (used in) investing activities	$(57.2)	$30.9

During 2024, the decrease in cash generated by investing activities compared to the prior year was primarily due to lower cash of $71.0 million driven by proceeds collected in the prior year on the sale of property, plant and equipment and cash paid of $45.1 million in the current year related to the Casa Transaction, partially offset by higher cash of $35.4 million driven by a reduction of capital expenditures in the current year. Capital expenditures related to our discontinued operations were $0.7 million in 2024 compared to $5.2 million in the prior year. Cash generated by other investing activities in the current year included proceeds of $13.0 million on the sale of certain nonfinancial assets. Cash generated by other investing activities in the prior year period included proceeds of $11.1 million related to the sale of an equity investment and proceeds of $9.3 million on the sale of certain nonfinancial assets.

Financing Activities

	Year Ended December 31,
	2024	2023
	(in millions)
Long-term debt repaid	$(4,338.6)	$(32.0)
Long-term debt repurchases	—	(142.6)
Long-term debt proceeds	4,350.0	—
Cash paid for debt discount	(59.4)	—
Debt issuance costs	(33.1)	—
Tax withholding payments for vested equity-based compensation awards	(1.9)	(9.1)
Other	—	2.0
Net cash used in financing activities	$(83.0)	$(181.7)
In 2024, we completed certain refinancing transactions including the issuance of $1,000 million in aggregate principal amount of 9.500% senior secured notes due 2031 and entry into the new senior secured term loan facility due December 2029 with an initial aggregate principal amount of $3,150.0 million. We used the net proceeds, together with cash on hand and $200.0 million of borrowings under our asset-based revolving credit facility (Revolving Credit Facility), to refinance in full the Company’s existing 2026 Term Loan and redeem all of the approximately $1,274.6 million in outstanding aggregate principal amount of our 2025 Notes. In connection with the refinancing transactions, we paid approximately $59.4 million of original issuance discount and $33.1 million of debt issuance costs.

In 2024, we paid quarterly scheduled amortization payments totaling $24.0 million on the 2026 Term Loan prior to the refinancing.

As of December 31, 2024, we had $200.0 million of outstanding borrowings and the remaining availability was $449.3 million, reflecting a borrowing base subject to maximum capacity of $719.2 million reduced by $69.9 million of letters of credit issued under our Revolving Credit Facility.

In 2023, we repurchased $133.1 million aggregate principal amount of our 8.25% senior notes due 2027, $58.4 million aggregate principal amount of our 7.125% senior notes due 2028 and $25.4 million aggregate principal amount of our 2025 Notes, for total cash consideration paid of $142.6 million. We also paid four quarterly scheduled amortization payments totaling $32.0 million on our 2026 Term Loan during 2023. We did not borrow under our Revolving Credit Facility during 2023.

In 2024, we paid dividends of $65.2 million in additional shares due under the Convertible Preferred Stock. In 2023, we paid dividends of $61.8 million in additional shares due under the Convertible Preferred Stock. During 2024, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units (RSUs) and performance share units (PSUs), which reduced cash flows by $1.9 million compared to $9.1 million in the prior year.

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

Consolidated

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Loss from continuing operations	$(461.0)	$(1,095.8)	$(1,430.1)
Income tax expense (benefit)	51.7	97.4	(91.3)
Interest income	(10.9)	(11.1)	(2.8)
Interest expense	686.9	675.8	588.9
Other income, net	(10.2)	(65.9)	—
Operating income (loss)	$256.5	$(399.6)	$(935.3)
Adjustments:
Amortization of purchased intangible assets	236.5	301.0	400.1
Restructuring costs, net	36.7	25.1	41.8
Equity-based compensation	25.2	38.6	49.7
Asset impairments	—	571.4	1,119.6
Transaction, transformation and integration costs (1)	63.4	27.1	35.1
Acquisition accounting adjustments (2)	—	1.3	5.4
Patent claims and litigation settlements	(1.0)	(3.5)	1.7
Recovery of Russian accounts receivable	—	(2.0)	2.7
Cyber incident costs (3)	—	5.5	—
Depreciation	82.9	99.4	100.2
Non-GAAP adjusted EBITDA	$700.2	$664.3	$821.0

(1)
In 2024 and 2023, primarily reflects transaction costs related to certain CommScope NEXT initiatives. In 2022, primarily reflects transformation costs related to certain CommScope NEXT initiatives and integration costs related to the ARRIS International plc (ARRIS) acquisition.
(2)
In 2023 and 2022, reflects ARRIS acquisition accounting adjustments related to reducing deferred revenue to its estimated fair value.
(3)
In 2023, primarily reflects costs of the identification, investigation, defense, recovery and litigation efforts related to a cyber incident that occurred in late March of 2023.

Reconciliation of Segment Adjusted EBITDA

Segment adjusted EBITDA is provided as a performance measure in Note 18 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Below we reconcile segment adjusted EBITDA for each segment individually to operating income (loss) for that segment to supplement the reconciliation of the total segment adjusted EBITDA to consolidated operating income (loss) in that footnote.

The corporate and other line item as presented in Note 18 in the Notes to Consolidated Financial Statements represents general corporate costs that were previously allocated to the OWN segment, DAS business unit and Home segment. These indirect costs are classified as continuing operations since they were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to the Home segment have been reallocated to the Company’s remaining segments and partially offset by income from the Vantiva TSA. The corporate and other costs related to the OWN segment and DAS business unit will be reallocated to our remaining segments beginning in the first quarter of 2025.

Connectivity and Cable Solutions Segment

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating income	$466.1	$132.8	$453.5
Adjustments:
Amortization of purchased intangible assets	72.3	75.5	99.5
Restructuring costs, net	1.2	13.8	17.0
Equity-based compensation	10.1	15.0	14.2
Asset impairments	—	99.1	—
Transaction, transformation and integration costs	15.6	1.7	10.6
Patent claims and litigation settlements	(1.0)	—	1.7
Recovery of Russian accounts receivable	—	(2.0)	2.7
Cyber incident costs	—	2.6	—
Depreciation	54.8	60.2	57.9
Adjusted EBITDA	$619.1	$398.9	$657.1

Networking, Intelligent Cellular and Security Solutions Segment

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating income (loss)	$(44.7)	$57.6	$(70.6)
Adjustments:
Amortization of purchased intangible assets	50.7	50.7	51.0
Restructuring costs, net	3.1	7.7	6.4
Equity-based compensation	6.8	9.1	10.4
Transaction, transformation and integration costs	10.1	6.9	2.1
Acquisition accounting adjustments	—	1.2	2.0
Patent claims and litigation settlements	—	(3.5)	—
Cyber incident costs	—	0.7	—
Depreciation	6.8	9.7	11.5
Adjusted EBITDA	$32.8	$139.9	$12.8

Access Network Solutions Segment

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating loss	$(80.9)	$(476.0)	$(1,164.8)
Adjustments:
Amortization of purchased intangible assets	110.8	173.9	247.2
Restructuring costs (credits), net	31.8	(6.0)	12.2
Equity-based compensation	7.2	11.5	16.4
Asset impairments	—	472.3	1,119.6
Transaction, transformation and integration costs	17.5	17.3	14.0
Acquisition accounting adjustments	—	0.2	3.3
Cyber incident costs	—	1.0	—
Depreciation	18.1	23.3	23.6
Adjusted EBITDA	$104.5	$217.6	$271.7

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

2024 Interim and Annual Goodwill Analysis

Interim Test

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. As of January 1, 2024, we assessed goodwill for impairment due to changes in the composition of certain reporting units and performed impairment testing immediately before and after the change once goodwill was reallocated and determined that no goodwill impairment existed. During the third quarter of 2024, we completed an impairment analysis for goodwill recorded within the NICS reporting unit, which is impacted by the divestiture of the DAS business. The quantitative assessment was used, and the Company determined that the fair value of the impacted reporting unit exceeded the carrying value and that no impairment existed immediately prior to or subsequent to allocating goodwill to the disposal group that includes our DAS business.

Annual Test

The annual test of goodwill impairment was performed for each of the reporting units with goodwill balances as of October 1, 2024. For the 2024 annual goodwill test, we determined the fair value of each reporting unit using a DCF model and a guideline public company approach, with 75% of the value determined using the DCF model and 25% of the value determined using the market approach. The range of discount rates used in our annual tests was 9.5% to 14.5% for 2024. We determined that the fair value of the reporting units exceeded the carrying value and that no impairment existed.

Considering the low headroom going forward for the ANS reporting unit, there is a risk for future impairment in the event of further declines in general economic, market or business conditions or any significant unfavorable change in the forecasted cash flows, weighted average cost of capital or growth rates. If current and long-term projections for the ANS reporting unit is not realized or decrease materially, we may be required to recognize additional goodwill impairment charges, and these charges could be material to our results of operations.

The following table provides summary information regarding our reporting units with goodwill balances as of December 31, 2024 that have the lowest level of headroom. The table presents key assumptions used in our annual goodwill analysis, along with sensitivity analysis showing the effect of a change in certain key assumptions, assuming all other assumptions remain constant, to the resulting fair value using an income approach.

	Key Assumptions		Goodwill		Excess of Fair Value to Carrying Value
	(dollars in millions)
Reporting Unit	Discount Rate	Terminal Growth Rate	Balance as of December 31, 2024	% of Total Assets	Result of Interim Goodwill Test as of October 1, 2024	Decrease of 10% in Cash Flows	Decrease of 0.5% in Long-term Growth Rate	Increase of 0.5% in Discount Rate
ANS	12.5%	1.0%	$266.0	3.0%	$119.9	$7.1	$97.5	$67.9

Definite-Lived Intangible Assets and Other Long-Lived Assets

Management reviews definite-lived intangible assets and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. This analysis differs from our goodwill impairment analysis in that an intangible or other long-lived asset impairment is only deemed to have occurred if the sum of the forecasted undiscounted future net cash flows related to the assets being evaluated is less than the carrying value of the assets. If the forecasted net cash flows are less than the carrying value, then the asset is written down to its estimated fair value. Other than certain assets impaired as a result of restructuring actions, we did not identify any impairments of definite-lived intangible assets or other long-lived assets in 2024. Changes in the estimates of forecasted net cash flows or changes in classification from held for use may result in future asset impairments that could be material to our results of operations.

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

We also establish allowances related to value-added and similar recoverable taxes when it is considered probable that those assets are not recoverable. Changes in the probability of recovery or in the estimates of the amount recoverable are recognized in the period such determination is made and may be material to our gain (loss) from continuing operations.

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

Interest Rate Risk

The table below summarizes the expected interest and principal payments associated with our variable rate debt outstanding at December 31, 2024, primarily the 2029 Term Loan and the Revolving Credit Facility. The principal payments presented below are based on scheduled maturities and assume no borrowings under our Revolving Credit Facility. The interest payments presented below assume the interest rates in effect as of December 31, 2024 (see Note 9 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). The impact of a 1% increase in the interest rate index on projected future interest payments on the variable rate debt is also included in the table below.

	2025	2026	2027	2028	2029	Thereafter
Principal and interest payments on variable rate debt	$0.5	$0.3	$0.3	$0.3	$3.5	$—
Average cash interest rate	9.86%	9.86%	9.86%	9.9%	9.9%	—
Impact of 1% increase in interest rate index	$31.5	$31.5	$31.5	$31.5	$31.5	$—

We also have $6.0 billion aggregate principal amount of fixed rate senior notes. The table below summarizes our expected interest and principal payments related to our fixed rate debt at December 31, 2024.

	2025	2026	2027	2028	2029	Thereafter
Principal and interest payments on fixed rate debt	$2.1	$0.3	$1.9	$0.8	$1.1	$1.2
Average cash interest rate	6.79%	7.01%	7.07%	7.18%	7.97%	9.50%

We have utilized a hedging strategy to mitigate a portion of the exposure to changes in cash flows resulting from variable interest rates on the 2026 Term Loan. The hedging strategy extends to future borrowings or debt issued, to fix a portion of the future interest cash flows by designating qualifying receive-variable and pay-fixed interest rate swaps as a cash flow hedge for accounting and financial reporting purposes. In June 2023, and in conjunction with the amendment to its 2026 Term Loan due to reference rate reform, we settled and derecognized our cash flow hedges. A gain of $6.1 million remaining as a component of accumulated comprehensive loss in the Consolidated Balance Sheets continued to be reclassified to earnings through interest expense as the interest payments continued to be made on the 2026 Term Loan through December 17, 2024, at which time as a result of the refinancing transactions, the forecasted hedge transaction was no longer probable of occurring which resulted in a gain of $3.1 million being reclassified to earnings. We reenacted our hedging strategy in the third quarter of 2023, by entering into new interest rate swap derivatives with a total notional amount of $700 million which terminate on July 31, 2026. As a result of the refinancing transaction and changes in the terms of the 2029 Term Loan, we dedesignated our interest rate swaps as of December 17, 2024 and redesignated $700 million of the swaps as hedging instruments on the same day. As a result of the dedesignation and redesignation, there was no charge to gain (loss) related to amounts previously recorded in accumulated other comprehensive loss. We believe the likelihood that floating rate debt in the amount of $700 million will exist through the interest rate swaps' maturity in July 2026 and therefore, will continue to apply hedge accounting to the interest rate swaps. The total notional amount of the interest rate swap derivatives as of December 31, 2024 was $700.0 million with outstanding maturities up to nineteen months. As of December 31, 2024, the combined fair value of the interest rate swaps was an $2.4 million loss. The table above excludes the impact of these interest rate swap derivatives. See Note 10 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion of these contracts.

Foreign Currency Risk

Approximately 34% and 34% of net sales for 2024 and 2023, respectively, were to customers located outside the U.S. Significant changes in foreign currency exchange rates could adversely affect our international sales levels and the related collection of amounts due. In addition, a significant decline in the value of currencies used in certain regions of the world as compared to the U.S. dollar could adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. Conversely, significant increases in the value of foreign currencies as compared to the U.S. dollar could adversely affect profitability as certain product costs increase relative to a U.S. dollar-denominated sales price. The foreign currencies to which we have the greatest exposure include the Chinese yuan, euro, British pound sterling, Mexican peso, Japanese yen, Canadian dollar, Australian dollar, Brazilian real, South African rand, Indian rupee and Czech koruna. Local manufacturing provides a partial natural hedge and we continue to evaluate additional alternatives to help us reasonably manage the market risk related to foreign currency exposures.

We use derivative instruments such as forward exchange contracts to manage the risk of fluctuations in the value of certain foreign currencies. As of December 31, 2024, we had foreign exchange contracts with a net unrealized loss of $3.4 million, with maturities of up to four months and aggregate notional value of $123.6 million (based on exchange rates as of December 31, 2024). These contracts are not designated as hedges for accounting purposes and are marked to market each period through earnings and, as such, there were no unrecognized gains or losses as of December 31, 2024 or 2023. Our derivative instruments are not leveraged and are not held for trading or speculation. See Note 10 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion of these contracts. We continuously evaluate the amount and type of derivative instruments utilized to manage the market risk related to foreign currency exposures.

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

As of December 31, 2024, we had no forward purchase commitments outstanding under take-or-pay contracts. We continuously evaluate the amount and type of derivative instruments utilized to manage commodity price risk.

In July 2023, the Company entered into a long-term supply contract with a third-party to secure the supply of certain raw materials. Under the terms of the contract, the Company will make advance payments through 2026 totaling $120.0 million (undiscounted) and based on meeting certain minimum purchase requirements through 2031, such advance payments will be credited and applied to future orders on a quarterly basis beginning in 2027 through 2031. Advance payments of $60.0 million and $30.0 million are recorded as other noncurrent assets in the Consolidated Balance Sheets as of December 31, 2024 and 2023. The Company has committed to growing purchases of raw materials under this agreement to a level of approximately $137 million per year by 2026 and continuing through 2032.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CommScope Holding Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CommScope Holding Company, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter

As more fully described in Note 5 to the consolidated financial statements, at December 31, 2024, the Company’s goodwill was $2,867.3 million, of which $266.1 million relates to the Access Network Solutions (ANS) reporting unit. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date.

Goodwill is tested for impairment at least annually at the reporting unit level. The Company performed its annual goodwill impairment test in the fourth quarter of 2024 using both a discounted cash flow model and a guideline public company approach. As a result of the annual goodwill impairment test, no impairment charge was measured, as the estimated fair value of the ANS reporting unit was greater than the carrying value.

Auditing management’s goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the ANS reporting unit. In particular, the fair value estimate was sensitive to changes in significant assumptions, such as the estimated discount rate, projected revenue growth rate and projected EBITDA margin percentage, which are affected by expectations about future market or economic conditions.

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

To test the estimated fair value of the ANS reporting unit, we performed audit procedures with the assistance of our valuation specialists that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We evaluated the Company’s estimated discount rate methodology and developed independent ranges of reasonable discount rates. We compared the significant assumptions of projected revenue growth rates and projected EBITDA margin percentages used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix and other relevant factors. We also evaluated the reasonableness of the guideline public companies used to develop the fair value estimate of the ANS reporting unit. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also evaluated the related goodwill disclosures included in Note 5 to the consolidated financial statements.

Incomes Taxes - Valuation Allowance
Description of the Matter

As more fully described in Note 14 to the consolidated financial statements, at December 31, 2024, the Company recognized deferred tax assets related to deductible temporary differences and carryforwards of $794.5 million, net of valuation allowances of $470.5 million. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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

To test the realizability of deferred tax assets, we performed audit procedures that included, among others, evaluating whether the sources of management’s projected future taxable income would be sufficient to utilize the deferred tax assets under the relevant tax laws. We evaluated the significant assumptions used by the Company to develop the projected future taxable income and tested the completeness and accuracy of the underlying data. We also evaluated the related income tax disclosures included in Note 14 to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Charlotte, North Carolina

February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CommScope Holding Company, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CommScope Holding Company, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CommScope Holding Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 25, 2025

CommScope Holding Company, Inc.

Consolidated Statements of Operations

(In millions, except per share amounts)

	Year Ended December 31,
		As Adjusted
	2024	2023	2022
Net sales	$4,205.8	$4,565.2	$5,788.8
Cost of sales	2,628.9	2,901.0	3,803.2
Gross profit	1,576.9	1,664.2	1,985.6
Transition service agreement income	24.5	—	—
Operating expenses:
Selling, general and administrative	755.5	783.2	907.8
Research and development	316.2	383.1	451.6
Amortization of purchased intangible assets	236.5	301.0	400.1
Restructuring costs, net	36.7	25.1	41.8
Asset impairments	—	571.4	1,119.6
Total operating expenses	1,344.9	2,063.8	2,920.9
Operating income (loss)	256.5	(399.6)	(935.3)
Other income, net	10.2	65.9	—
Interest expense	(686.9)	(675.8)	(588.9)
Interest income	10.9	11.1	2.8
Loss from continuing operations before income taxes	(409.3)	(998.4)	(1,521.4)
Income tax (expense) benefit	(51.7)	(97.4)	91.3
Loss from continuing operations	(461.0)	(1,095.8)	(1,430.1)
Income (loss) from discontinued operations, net of income tax (expense) benefit of $(95.0), $117.2 and $(78.2), respectively	145.5	(411.0)	143.2
Net loss	(315.5)	(1,506.8)	(1,286.9)
Series A convertible preferred stock dividends	(65.2)	(61.8)	(59.0)
Net loss attributable to common stockholders	$(380.7)	$(1,568.6)	$(1,345.9)

Basic:
Loss from continuing operations per share	$(2.46)	$(5.49)	$(7.18)
Earnings (loss) from discontinued operations per share	0.68	(1.95)	0.69
Loss per share	$(1.78)	$(7.44)	$(6.49)

Diluted:
Loss from continuing operations per share	$(2.46)	$(5.49)	$(7.18)
Earnings (loss) from discontinued operations per share	0.68	(1.95)	0.69
Loss per share	$(1.78)	$(7.44)	$(6.49)

Weighted average shares outstanding:
Basic	214.4	210.9	207.4
Diluted	214.4	210.9	207.4

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Consolidated Statements of Comprehensive Loss

(In millions)

	Year Ended December 31,
		As Adjusted
	2024	2023	2022
Comprehensive loss:
Net loss	$(315.5)	$(1,506.8)	$(1,286.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(76.4)	37.9	(104.5)
Defined benefit plans:
Change in unrecognized loss	(0.4)	(0.5)	(1.5)
Change in unrecognized net prior service credit	(0.2)	0.4	0.1
Gain (loss) on hedging instruments	(0.8)	(8.2)	16.0
Total other comprehensive income (loss), net of tax	(77.8)	29.6	(89.9)
Total comprehensive loss	$(393.3)	$(1,477.2)	$(1,376.8)

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Consolidated Balance Sheets

(In millions, except share amounts)

	December 31,
		As Adjusted
	2024	2023
Assets
Cash and cash equivalents	$564.9	$500.3
Accounts receivable, net of allowance for doubtful accounts of $16.5 and $24.3, respectively	685.9	581.9
Inventories, net	736.8	900.8
Prepaid expenses and other current assets	139.4	135.0
Current assets held for sale	1,357.5	708.0
Total current assets	3,484.5	2,826.0
Property, plant and equipment, net of accumulated depreciation of $710.2 and $713.4, respectively	342.2	433.3
Goodwill	2,867.3	2,897.7
Other intangible assets, net	1,216.2	1,459.5
Deferred income taxes	537.7	611.6
Other noncurrent assets	299.6	287.3
Noncurrent assets held for sale	—	817.1
Total assets	$8,747.5	$9,332.5
Liabilities and Stockholders' Deficit
Accounts payable	$370.7	$330.7
Accrued and other liabilities	613.7	562.9
Current portion of long-term debt	—	32.0
Current liabilities held for sale	245.3	479.9
Total current liabilities	1,229.7	1,405.5
Long-term debt	9,238.4	9,246.6
Deferred income taxes	99.4	94.8
Other noncurrent liabilities	408.8	427.3
Noncurrent liabilities held for sale	—	20.9
Total liabilities	10,976.3	11,195.1
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,227.3	1,162.1
Stockholders' deficit:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,227,328 and 1,162,085, respectively, Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 215,887,001 and 212,108,634, respectively	2.3	2.3
Additional paid-in capital	2,514.2	2,550.4
Accumulated deficit	(5,324.5)	(5,009.0)
Accumulated other comprehensive loss	(344.5)	(266.7)
Treasury stock, at cost: 15,647,303 shares and 14,424,126 shares, respectively	(303.6)	(301.7)
Total stockholders' deficit	(3,456.1)	(3,024.7)
Total liabilities and stockholders' deficit	$8,747.5	$9,332.5

See notes to consolidated financial statements.

CommScope Holding Company, Inc.

Consolidated Statements of Cash Flows (1)

(In millions)

	Year Ended December 31,
		As Adjusted
	2024	2023	2022
Operating Activities:
Net loss	$(315.5)	$(1,506.8)	$(1,286.9)
Adjustments to reconcile net loss to net cash generated by operating activities:
Depreciation and amortization	370.5	561.2	696.1
Equity-based compensation	29.1	47.3	61.1
Deferred income taxes	65.0	(180.5)	(118.4)
Asset impairments	19.2	1,244.0	1,119.6
Changes in assets and liabilities:
Accounts receivable	(137.6)	471.9	(16.0)
Inventories	152.5	391.3	(178.8)
Prepaid expenses and other current assets	(55.9)	45.1	30.9
Accounts payable and other accrued liabilities	143.5	(720.2)	(43.2)
Other noncurrent assets	(20.6)	(27.4)	8.2
Other noncurrent liabilities	(18.1)	75.5	(88.8)
Other	41.0	(104.1)	6.2
Net cash generated by operating activities	273.1	297.3	190.0
Investing Activities:
Additions to property, plant and equipment	(25.3)	(60.7)	(101.3)
Proceeds from sale of property, plant and equipment	0.2	71.2	0.1
Acquisition of a business	(45.1)	—	—
Other	13.0	20.4	19.1
Net cash generated by (used in) investing activities	(57.2)	30.9	(82.1)
Financing Activities:
Long-term debt repaid	(4,338.6)	(32.0)	(365.0)
Long-term debt repurchases	—	(142.6)	—
Long-term debt proceeds	4,350.0	—	333.0
Cash paid for debt discount	(59.4)	—	—
Debt issuance costs	(33.1)	—	(7.2)
Dividends paid on Series A convertible preferred stock	—	—	(14.9)
Tax withholding payments for vested equity-based compensation awards	(1.9)	(9.1)	(14.8)
Other	—	2.0	3.9
Net cash used in financing activities	(83.0)	(181.7)	(65.0)
Effect of exchange rate changes on cash and cash equivalents	(13.4)	(0.8)	(5.1)
Change in cash and cash equivalents	119.5	145.7	37.8
Cash and cash equivalents at beginning of period	543.8	398.1	360.3
Cash and cash equivalents at end of period	$663.3	$543.8	$398.1

(1) The cash flows related to discontinued operations have not been segregated. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

See notes to consolidated financial statements.

CommScope Holding Company, Inc.
Consolidated Statements of Stockholders' Deficit
(In millions, except share amounts)

	Year Ended December 31,
		As Adjusted
	2024	2023	2022
Number of common shares outstanding:
Balance at beginning of period	212,108,634	208,371,426	204,567,294
Issuance of shares under equity-based compensation plans	5,001,544	5,434,639	5,560,242
Shares surrendered under equity-based compensation plans	(1,223,177)	(1,697,431)	(1,756,110)
Balance at end of period	215,887,001	212,108,634	208,371,426
Common stock:
Balance at beginning of period	$2.3	$2.2	$2.2
Issuance of shares under equity-based compensation plans	—	0.1	—
Balance at end of period	$2.3	$2.3	$2.2
Additional paid-in capital:
Balance at beginning of period	$2,550.4	$2,542.9	$2,540.7
Issuance of shares under equity-based compensation plans	(0.1)	—	0.1
Equity-based compensation	29.1	47.3	61.1
Dividends on Series A convertible preferred stock	(65.2)	(61.8)	(59.0)
Other	—	22.0	—
Balance at end of period	$2,514.2	$2,550.4	$2,542.9
Accumulated deficit:
Balance at beginning of period	$(5,009.0)	$(3,502.2)	$(2,215.3)
Net loss	(315.5)	(1,506.8)	(1,286.9)
Balance at end of period	$(5,324.5)	$(5,009.0)	$(3,502.2)
Accumulated other comprehensive loss:
Balance at beginning of period	$(266.7)	$(296.3)	$(206.4)
Other comprehensive income (loss), net of tax	(77.8)	29.6	(89.9)
Balance at end of period	$(344.5)	$(266.7)	$(296.3)
Treasury stock, at cost:
Balance at beginning of period	$(301.7)	$(292.6)	$(277.8)
Net shares surrendered under equity-based compensation plans	(1.9)	(9.1)	(14.8)
Balance at end of period	$(303.6)	$(301.7)	$(292.6)
Total stockholders' deficit	$(3,456.1)	$(3,024.7)	$(1,546.0)

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

On January 31, 2025, the Company completed the previously announced sale of the Outdoor Wireless Networks (OWN) segment and the Distributed Antenna Systems (DAS) business unit of the Networking, Intelligent Cellular & Security Solutions (NICS) segment to Amphenol Corporation (Amphenol), pursuant to the Purchase Agreement dated July 18, 2024, in exchange for approximately $2.1 billion in cash. In the third quarter of 2024, the Company determined the sale of the OWN segment and DAS business unit met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Accounting Standards Codification (ASC) No. 360-10, Impairment and Disposal of Long–Lived Assets, and ASC No. 205-20, Presentation of Financial Statements: Discontinued Operations, due to its relative size and strategic rationale. For all periods presented, amounts in these consolidated financial statements have been recast to reflect the discontinuation of the OWN segment and DAS business unit in accordance with this guidance. All discussions and results related to the NICS segment exclude the DAS business unit, since the DAS business unit was moved to held for sale in the third quarter of 2024.

The Company completed the acquisition of certain assets of Casa Systems, Inc. and its subsidiaries (Casa) on June 7, 2024 (the Casa Transaction). As part of the Casa Transaction, the Company acquired certain assets (the Casa Assets) and assumed certain specified liabilities (the Casa Liabilities) of Casa. The sale was conducted pursuant to the bid procedures (the Bid Procedures) established in the chapter 11 cases of Casa Systems, Inc. and certain affiliates in the United States (U.S.) Bankruptcy Court for the District of Delaware (the Bankruptcy Court). Pursuant to the Bid Procedures, the Company was designated as the successful bidder following an auction held on May 29, 2024. On June 5, 2024, the Bankruptcy Court entered an order authorizing the sale of the Casa Assets to the Company pursuant to Section 363 of the U.S. Bankruptcy Code (subject to the terms thereof). The sale closed on June 7, 2024 and, at such time, the Company funded the purchase price of $45.1 million and settled certain assumed Casa Liabilities, with cash on hand. The Company is integrating this strategic acquisition into its Access Network Solutions (ANS) segment and expects the acquisition to strengthen its ANS segment’s position by enhancing its virtual cable modem termination systems ( CMTS) and passive optical network (PON) product offerings, which will enable customers to migrate to distributed access architecture (DAA) solutions at their own speed, and further grow its customer base. See Note 3 for additional discussion of the Casa Transaction.

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

The discussions in these consolidated financial statements relate solely to the Company’s continuing operations, unless otherwise noted. As a result, the Company is reporting financial performance based on the following remaining three operating segments, which excludes the OWN segment, DAS business unit of the NICS segment and Home business: Connectivity and Cable Solutions (CCS), NICS and ANS. See Note 4 for further discussion of the discontinued operations related to the OWN segment, DAS business unit and Home business.

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

Revision of Previously Issued Financial Statements

In 2024, the Company identified errors within the consolidated financial statements as of and for the year ended December 31, 2023 (specifically in the quarter ended December 31, 2023). The errors related to the treatment of foreign currency translation associated with the loss on held for sale classification included in loss from discontinued operations, net of income taxes, and changes in uncertain tax positions and valuation allowances impacting other noncurrent liabilities and income tax expense. The Company assessed the materiality of these errors and subsequent correction on its current and prior period consolidated financial statements on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108 on Quantifying Financial Statement Errors, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. Based on this assessment, although the Company concluded that the previously issued financial statements as of and for the year ended December 31, 2023, were not materially misstated, the Company corrected the immaterial errors for the previously reported year ended December 31, 2023 in this Annual Report on Form 10-K. In connection with these adjustments, the Company also corrected certain other immaterial adjustments affecting both continuing and discontinued operations, as noted below. Amounts adjusted to reflect the correction of these errors are labeled “As Adjusted” within this Annual Report on Form 10-K.

The impact of the revisions for the year ended December 31, 2023 are disclosed below. The Consolidated Statements of Stockholders’ Deficit for the year ended December 31, 2023 was only impacted by the change to net income (loss) and is not included in the tables below.

The impact of the first quarter revisions on the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024, six months ended June 30, 2024 and nine months ended September 30, 2024 were also considered immaterial and are presented below. There was no impact to the Condensed Consolidated Statements of Operations or Statements of Comprehensive Income (Loss) for the three months ended June 30, 2024 or September 30, 2024.

The following tables are in millions, except per share amounts.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Consolidated Statement of Operations and Comprehensive Loss

	Year Ended December 31, 2023
	As Recast (1)	Adjustments	As Adjusted
Cost of sales	$2,898.6	$2.4	$2,901.0
Gross profit	1,666.6	(2.4)	1,664.2
Operating loss	(397.2)	(2.4)	(399.6)
Loss from continuing operations before income taxes	(996.0)	(2.4)	(998.4)
Income tax expense	(67.4)	(30.0)	(97.4)
Loss from continuing operations	(1,063.4)	(32.4)	(1,095.8)
Loss from discontinued operations, net of income taxes	(387.5)	(23.5)	(411.0)
Net loss	(1,450.9)	(55.9)	(1,506.8)
Net loss attributable to common stockholders	(1,512.7)	(55.9)	(1,568.6)
Total comprehensive loss	(1,421.3)	(55.9)	(1,477.2)

Basic and Diluted:
Loss from continuing operations per share	$(5.34)	$(0.15)	$(5.49)
Loss from discontinued operations per share	(1.84)	(0.11)	(1.95)
Loss per share	$(7.17)	$(0.27)	$(7.44)
(1)
Reflects the impact of classifying the OWN segment and DAS business unit as discontinued operations.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Unaudited			Unaudited			Unaudited
	Three Months Ended March 31, 2024			Six Months Ended June 30, 2024			Nine Months Ended September 30, 2024
	As Recast (1)	Adjustments	As Adjusted	As Recast (1)	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Cost of sales	$608.2	$(2.4)	$605.8	$1,262.9	$(2.4)	$1,260.5	$1,909.9	$(2.4)	$1,907.5
Gross profit	292.7	2.4	295.1	691.7	2.4	694.1	1,126.8	2.4	1,129.2
Operating income (loss)	(57.1)	2.4	(54.7)	34.2	2.4	36.6	136.5	2.4	138.9
Income (loss) from continuing operations before income taxes	(218.1)	2.4	(215.7)	(286.8)	2.4	(284.4)	(356.7)	2.4	(354.3)
Income tax expense	(26.8)	(0.4)	(27.2)	(14.4)	(0.4)	(14.8)	(41.2)	(0.4)	(41.6)
Income (loss) from continuing operations	(244.9)	2.0	(242.9)	(301.2)	2.0	(299.2)	(397.9)	2.0	(395.9)
Income (loss) from discontinued operations, net of income taxes	(114.3)	23.5	(90.8)	(13.6)	23.5	9.9	50.1	23.5	73.6
Net income (loss)	(359.2)	25.5	(333.7)	(314.8)	25.5	(289.3)	(347.8)	25.5	(322.3)
Net income (loss) attributable to common stockholders	(375.2)	25.5	(349.7)	(347.0)	25.5	(321.5)	(396.4)	25.5	(370.9)
Total comprehensive income (loss) (2)	(357.8)	25.5	(332.3)	(328.8)	25.5	(303.3)	(324.3)	25.5	(298.8)

Basic and Diluted:
Earnings (loss) from continuing operations per share	$(1.23)	$0.01	$(1.22)	$(1.57)	$0.01	$(1.56)	$(2.09)	$0.01	$(2.08)
Earnings (loss) from discontinued operations per share	(0.54)	0.11	(0.43)	(0.06)	0.11	0.05	0.24	0.11	0.35
Earnings (loss) per share	$(1.77)	$0.12	$(1.65)	$(1.63)	$0.12	$(1.51)	$(1.85)	$0.12	$(1.73)
(1)
Reflects the impact of classifying the OWN segment and DAS business unit as discontinued operations.
(2)
Reflects the changes to net income (loss) which was the only line item impacted in the Consolidated Statements of Comprehensive Income (Loss).

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Consolidated Balance Sheet

	As of December 31, 2023
	As Recast (1)	Adjustments	As Adjusted
Accounts receivable, net of allowance for doubtful accounts	$592.1	$(10.2)	$581.9
Current assets held for sale	734.4	(26.4)	708.0
Total current assets	2,862.6	(36.6)	2,826.0
Deferred income taxes	614.4	(2.8)	611.6
Total assets	$9,371.9	$(39.4)	$9,332.5
Accrued and other liabilities	566.8	(3.9)	562.9
Total current liabilities	1,409.4	(3.9)	1,405.5
Other noncurrent liabilities	406.9	20.4	427.3
Total liabilities	11,178.6	16.5	11,195.1
Accumulated deficit	4,953.1	(55.9)	5,009.0
Total stockholders' deficit	(2,968.8)	(55.9)	(3,024.7)
Total liabilities and stockholders' deficit	$9,371.9	$(39.4)	$9,332.5
(1)
Reflects the impact of classifying the OWN segment and DAS business unit as discontinued operations.

Condensed Consolidated Balance Sheets

	Unaudited			Unaudited			Unaudited
	As of March 31, 2024			As of June 30, 2024			As of September 30, 2024
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Other noncurrent liabilities	$392.2	$28.1	$420.3	$388.6	$28.1	$416.7	$404.4	$28.1	$432.5
Total liabilities	10,807.1	28.1	10,835.2	10,945.5	28.1	10,973.6	10,922.5	28.1	10,950.6
Accumulated deficit	(5,312.3)	(28.1)	(5,340.4)	(5,267.9)	(28.1)	(5,296.0)	(5,300.9)	(28.1)	(5,329.0)
Total stockholders' deficit	(3,331.6)	(28.1)	(3,359.7)	(3,318.8)	(28.1)	(3,346.9)	(3,322.5)	(28.1)	(3,350.6)

Consolidated Statement of Cash Flows

	Year Ended December 31, 2023
	As Reported	Adjustments	As Adjusted
Operating Activities:
Net loss	$(1,450.9)	$(55.9)	$(1,506.8)
Adjustments to reconcile net loss to net cash generated by operating activities:
Deferred income taxes	(183.3)	2.8	(180.5)
Asset impairments	1,217.6	26.4	1,244.0
Changes in assets and liabilities:
Accounts receivable	461.7	10.2	471.9
Accounts payable and other accrued liabilities	(723.6)	3.4	(720.2)
Other noncurrent liabilities	55.0	20.5	75.5
Net cash generated by operating activities	289.9	7.4	297.3

Investing Activities:
Additions to property, plant and equipment	(53.3)	(7.4)	(60.7)
Net cash generated by investing activities	38.3	(7.4)	30.9

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Condensed Consolidated Statements of Cash Flows

	Unaudited			Unaudited			Unaudited
	Three Months Ended March 31, 2024			Six Months Ended June 30, 2024			Nine Months Ended September 30, 2024
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Operating Activities:
Net income (loss)	$(359.2)	$25.5	$(333.7)	$(314.8)	$25.5	$(289.3)	$(347.8)	$25.5	$(322.3)
Adjustments to reconcile net loss to net cash generated by operating activities:
Deferred income taxes	87.4	(0.9)	86.5	6.8	(0.9)	5.9	1.9	(0.9)	1.0
Changes in assets and liabilities:
Accounts receivable	(19.9)	(10.2)	(30.1)	(180.5)	(10.2)	(190.7)	(99.1)	(10.2)	(109.3)
Accounts payable, accrued and other liabilities	(26.8)	12.0	(14.8)	117.4	12.0	129.4	81.8	12.0	93.8
Other	57.4	(26.4)	31.0	66.6	(26.4)	40.2	82.9	(26.4)	56.5

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

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The Company sells certain of its accounts receivable under customer-sponsored supplier financing agreements. Under these agreements, the Company is able to sell certain accounts receivable to a bank at a discount. The Company sold approximately $330 million and $183 million of trade accounts receivable under these programs during the years ended December 31, 2024 and 2023, respectively, and the cost of factoring such receivables was not material. The Company derecognizes the accounts receivable on the Consolidated Balance Sheets once sold to the bank, as it retains no interest in and has no servicing responsibilities for them once they have been sold. The cash received from the bank is classified within the operating activities section in the Consolidated Statements of Cash Flows.

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

Assets Held for Sale and Discontinued Operations

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the business is sold, in accordance with the criteria of ASC Topic 205-20, Presentation of Financial Statements—Discontinued Operations, and classified as held for sale, in accordance with ASC Topic 360-10, Impairment and Disposal of Long Lived Assets. For assets (disposal group) held for sale, the disposal group as a whole is measured at the lower of its carrying amount or fair value less cost to sell after adjusting the individual assets of the disposal group, if necessary. The results of discontinued operations are reported in loss from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Operations for the current and prior periods and include any gain or loss recognized on classification as held for sale, or adjustment of the carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior periods on the Consolidated Balance Sheets. If a business is classified as held for sale after the balance sheet date but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.

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

The Company also utilizes a hedging strategy to mitigate the interest rate risk from its variable rate debt, associated with its borrowings or debt issued, to fix a portion of the future interest cash flows by designating qualifying receive-variable and pay-fixed interest rate swaps as a cash flow hedge for accounting and financial reporting purposes. Hedge effectiveness is assessed each quarter, and for hedges that meet the effectiveness requirements, changes in fair value are recorded as a component of other comprehensive income (loss), net of tax, and are reclassified to interest expense as interest payments are made on the Company’s variable rate debt.

The Company has elected and documented the use of the normal purchases and sales exception for normal purchase and sales contracts that meet the definition of a derivative financial instrument. See Note 10 for further disclosure related to the derivative instruments and hedging activities.

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

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. Property, plant and equipment, intangible assets with finite lives and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. See Notes 5 and 11 for discussion of asset impairment charges.

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

Advertising Costs

Advertising costs are expensed in the period in which they are incurred and are reflected in selling, general and administrative expense on the Consolidated Statements of Operations. Advertising expense was $20.9 million, $21.4 million and $30.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Foreign Currency Translation

For the years ended December 31, 2024, 2023 and 2022, approximately 34%, 34% and 33%, respectively, of the Company’s net sales were to customers located outside the U.S. A portion of these sales was denominated in currencies other than the U.S. dollar, particularly sales from the Company’s foreign subsidiaries. The financial position and results of operations of certain of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries have been translated at the exchange rates as of the balance sheet date. Translation gains and losses are recorded in accumulated other comprehensive loss. Upon sale or liquidation of an investment in a foreign subsidiary, the amount of net translation gains or losses that have been accumulated in other comprehensive loss attributable to that investment are reported as a gain or loss in earnings in the period in which the sale or liquidation occurs.

Aggregate foreign currency gains and losses, such as those resulting from the settlement of receivables or payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency, are recorded currently in earnings (included in other income, net) and resulted in gains (losses) of $9.5 million, $(7.6) million and $(4.0) million during the years ended December 31, 2024, 2023 and 2022, respectively. Foreign currency remeasurement gains and losses related to certain long-term intercompany loans that are not expected to be settled in the foreseeable future are recorded in accumulated other comprehensive loss.

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

For the years ended December 31, 2024, 2023 and 2022, 18.3 million, 17.9 million and 11.3 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because either the effect was antidilutive or the performance conditions were not met. Of those amounts, for the years ended December 31, 2024, 2023 and 2022, 5.3 million, 1.5 million and 2.9 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss attributable to common stockholders position.

For the years ended December 31, 2024, 2023 and 2022, 43.1 million, 40.8 million and 39.1 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were anti-dilutive; however, they may have been considered dilutive if the Company had not been in a net loss attributable to common stockholders position.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The following table presents the basis for the EPS computations (in millions, except per share data):

	Year ended December 31,
		As Adjusted
	2024	2023	2022
Numerator:
Loss from continuing operations	$(461.0)	$(1,095.8)	$(1,430.1)
Income (loss) from discontinued operations, net of tax	145.5	(411.0)	143.2
Net loss	$(315.5)	$(1,506.8)	$(1,286.9)
Dividends on Series A convertible preferred stock	(65.2)	(61.8)	(59.0)
Net loss attributable to common stockholders	$(380.7)	$(1,568.6)	$(1,345.9)

Denominator:
Weighted average common shares outstanding – basic	214.4	210.9	207.4
Dilutive effect of as-if converted Series A convertible preferred stock	—	—	—
Dilutive effect of equity-based awards	—	—	—
Weighted average common shares outstanding – diluted	214.4	210.9	207.4

Basic:
Loss from continuing operations per share	$(2.46)	$(5.49)	$(7.18)
Earnings (loss) from discontinued operations per share	0.68	(1.95)	0.69
Loss per share	$(1.78)	$(7.44)	$(6.49)

Diluted:
Loss from continuing operations per share	$(2.46)	$(5.49)	$(7.18)
Earnings (loss) from discontinued operations per share	0.68	(1.95)	0.69
Loss per share	$(1.78)	$(7.44)	$(6.49)

Concentrations of Risk

Non-derivative financial instruments used by the Company in the normal course of business include letters of credit and commitments to extend credit, primarily accounts receivable. The Company generally does not require collateral on its accounts receivable. These financial instruments involve risk, including the credit risk of nonperformance by the counterparties to those instruments, and the actual loss may exceed the reserves provided in the Company’s Consolidated Balance Sheets. See Note 18 for further discussion of customer-related concentrations of risk.

The Company manages its exposures to credit risk associated with accounts receivable using tools such as credit approvals, credit limits and monitoring procedures. CommScope estimates the allowance for doubtful accounts based on the actual payment history and individual circumstances of significant customers as well as the age of receivables. In management’s opinion, as of December 31, 2024, the Company did not have significant unreserved risk of credit loss due to the non-performance of customers or other counterparties related to amounts receivable. However, an adverse change in financial condition of a significant customer or group of customers or in the telecommunications industry could materially affect the Company’s estimates related to doubtful accounts.

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

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Recent Accounting Pronouncements

Adopted in 2024

On January 1, 2024, the Company adopted Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures for significant segment expenses. The guidance was effective retrospectively for the Company as of January 1, 2024 for the annual period. The guidance is effective retrospectively for the Company as of January 1, 2025 for the interim periods. As a result, the Company has enhanced its segment disclosures to include the presentation of significant cost and expenses by segment. The adoption of this ASU only affects the Company’s disclosures, with no impacts to the financial condition and results of operations.

On January 1, 2024, the Company adopted the rollforward disclosure requirement of ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new guidance improves the transparency of supplier finance programs by requiring that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of its financial statements to understand the program’s nature, activity during the period, changes from period to period and potential effect on an entity’s financial statements. The requirement to disclose rollforward information was effective prospectively for the Company as of January 1, 2024. The impact of adopting this new guidance was not material to the consolidated financial statements and related disclosures.

Issued but Not Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The new guidance improves the relevance and consistency in application of the induced conversion guidance in Subtopic 410-20. The amendments in this update clarify the requirements for determining whether settlements of convertible debt instruments should be accounted for as an induced conversion. The guidance also addresses the settlement of convertible debt instruments that are not currently convertible and provides additional clarifications to assist stakeholders in applying the guidance. The guidance is effective for the Company on a prospective or retrospective basis, beginning January 1, 2026 for the interim and annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The new guidance improves disclosures for expenses of public entities and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Coupled with recent standards that enhanced the disaggregation of revenue and income tax information, the disaggregated expense information required by these amendments will enable investors to better understand the major components of an entity's income statement. The guidance is effective for the Company on a prospective or retrospective basis, as of January 1, 2027 for the annual period. Early adoption is permitted. As this ASU relates to disclosures only, there will be no impact to CommScope’s consolidated results of operations and financial condition.

In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718). The amendments in this guidance include clarification on how entities should apply the scope guidance in Topic 718 when determining whether profits interest and similar awards should be accounted for in accordance with Topic 718. The guidance is effective for the Company on a prospective or retrospective basis, beginning January 1, 2026 for the interim and annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

In December 2023, the Financial Accounting Standards Board issued ASU No. 2023-09, Income Taxes (Topic 740):
Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures by requiring additional information related to the rate reconciliation and income taxes paid, including 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) disaggregation of income taxes paid by jurisdiction. The guidance is effective for the
Company on a prospective or retroactive basis, beginning January 1, 2025 for the annual period. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

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

The Company is integrating this strategic acquisition into its ANS segment and expects the acquisition to strengthen its ANS segment’s position by enhancing its virtual CMTS and PON product offerings, which will enable customers to migrate to DAA solutions at their own speed, and further grow its customer base.

The Company recorded the purchase of the Casa Transaction using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of acquisition. As of December 31, 2024, the acquisition is substantially complete, with the exception of pending information on certain accounts receivable, of which the final determination of the fair value will be completed within the one-year measurement period.

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed in the Casa Transaction as of the acquisition date:

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (As Adjusted)
Purchase price
Total cash consideration paid	$45.1	$—	$45.1

Assets
Accounts receivable, net (1)	$4.4	$0.8	$5.2
Inventories, net	13.6	(4.2)	9.4
Property, plant and equipment	2.6	3.5	6.1
Goodwill	2.2	3.0	5.2
Identifiable intangible assets	24.1	(3.0)	21.1
Other noncurrent assets	1.2	(0.1)	1.1
Less: Liabilities assumed
Accounts payable and accrued and other liabilities	2.3	—	2.3
Other noncurrent liabilities	0.7	—	0.7
Fair value allocated to net assets acquired	$45.1	$—	$45.1
(1)
The fair value of accounts receivable, net is $5.2 million with a gross contractual amount of $12.2 million. The Company expects $7.0 million to be uncollectible.

The impact of measurement period adjustments to the Consolidated Statements of Operations was immaterial for the year ended December 31, 2024.

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

	Estimated Fair Value	Weighted Average Estimated Useful Life (In Years)
Customer relationships	$5.6	12
Existing technology	15.5	7
Total amortizable intangible assets	$21.1

The Company recorded $18.6 million of net sales included in the Consolidated Statements of Operations related to the Casa business for the year ended December 31, 2024.

The Company recognized $1.4 million of transaction and integration-related costs related to the Casa Transaction for the year ended December 31, 2024, and these costs were recognized in selling, general and administrative expense in the Consolidated Statements of Operations.

4. DISCONTINUED OPERATIONS

On January 31, 2025, the Company completed the previously announced sale of the OWN segment and the DAS business unit of the NICS segment to Amphenol, pursuant to the Purchase Agreement dated July 18, 2024, in exchange for approximately $2.1 billion in cash.

The OWN segment and DAS business unit qualified as “held for sale” per ASC 360-10 in the third quarter of 2024 and were classified as a discontinued operation per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. As such, activity directly attributable to the OWN segment and DAS business unit has been removed from continuing operations and presented in income (loss) from discontinued operations, net of income taxes, on the Consolidated Statements of Operations for all periods presented. In addition, all assets and liabilities of the OWN segment and DAS business unit were classified as assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2024 and 2023.

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

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The Home business qualified as “held for sale” per ASC 360-10 in the fourth quarter of 2023 and was classified as a discontinued operation per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. As such, activity directly attributable to the Home business has been removed from continuing operations and presented in income (loss) from discontinued operations, net of income taxes, on the Consolidated Statements of Operations for all periods presented. In addition, all assets and liabilities of the Home business were classified as assets and liabilities held for sale on the Consolidated Balance Sheet as of December 31, 2023. In connection with the “held for sale” classification, the Company recognized a loss on classification as held for sale of $203.4 million in the fourth quarter of 2023. Upon the closing of the transaction on January 9, 2024, the Company recognized an additional loss of $56.4 million on the disposal of the Home business for the year ended December 31, 2024. The Company also recorded a loss on impairment of $19.2 million, based on Level 3 valuation inputs which included contractual payment amounts and market comparable information, related to Home business patents. These losses were recorded in income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations.

During the third quarter of 2023, a partial impairment of $469.2 million was recorded related to the Home segment’s intangible assets. The Company estimated the fair value of the asset group using Company-specific inputs, including estimates of consideration to be received upon the impending divestiture, as well as other market participant assumptions. The determination of the impairment charge was based on Level 3 valuation inputs. The loss was recorded in income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations.

In conjunction with the closing of the Home business transaction, the Company entered into a transition service agreement with Vantiva (Vantiva TSA), whereby the Company provides and receives certain post-closing support on a transitional basis which is included in continuing operations in transition service agreement income. The terms of the Vantiva TSA vary based on the services provided thereunder, with the longest such term having a duration of sixteen months. The Vantiva TSA provides options to extend services for up to two renewal terms of three months each. Following the closing of the transaction, the Company also entered into a Supply Agreement with Vantiva (Vantiva Supply Agreement), whereby the Company sells certain retained inventory at cost, or market price if below cost, for a period of two years. The Company’s investment in Vantiva is accounted for using the equity method of accounting, and the carrying value of the investment is included in other noncurrent assets in the Consolidated Balance Sheets. The Company recognized a loss on its investment of $17.0 million in the second quarter of 2024, as a result of recording its proportionate share of loss on its equity investment, which is recorded on a one-quarter lag basis in discontinued operations in the Consolidated Statements of Operations beginning in the second quarter of 2024. The investment in the ordinary shares is subject to a lock-up period, until the earlier of eighteen months, or the occurrence of a change of control or the entry into an agreement that would result in a change of control, following closing.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes for the years ended December 31, 2024, 2023 and 2022 for each discontinued operation:

	OWN			DAS			Home
								As Adjusted
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net sales	$969.7	$880.0	$1,467.8	$296.1	$344.0	$268.0	$55.5	$1,210.2	$1,703.4
Cost of sales (1)	556.1	550.6	981.5	160.2	191.7	145.9	70.5	1,060.2	1,493.3
Gross profit	413.6	329.4	486.3	135.9	152.3	122.1	(15.0)	150.0	210.1
Operating expenses:
Selling, general and administrative	73.2	48.3	76.0	35.8	41.8	57.2	18.2	96.9	94.2
Research and development	50.9	46.4	58.8	30.2	30.2	33.2	0.1	98.3	113.8
Amortization of purchased intangible assets	8.5	20.0	31.2	3.1	6.1	8.7	6.4	83.4	103.0
Restructuring costs (credits), net	(0.1)	(0.1)	17.5	0.1	4.7	3.6	—	6.0	(0.1)
Asset impairments	—	—	—	—	—	—	19.2	672.6	—
Total operating expenses	132.5	114.6	183.5	69.2	82.8	102.7	43.9	957.2	310.9
Operating income (loss)	281.1	214.8	302.8	66.7	69.5	19.4	(58.9)	(807.2)	(100.8)
Other income (expense), net (2)	(2.4)	(6.2)	(0.5)	(0.1)	—	—	(18.0)	1.0	0.5
Income (loss) from operations of discontinued businesses before income taxes	278.7	208.6	302.3	66.6	69.5	19.4	(76.9)	(806.2)	(100.3)
Loss on disposal of discontinued operations before income taxes	—	—	—	—	—	—	(27.9)	—	—
Income tax (expense) benefit	(66.7)	(49.5)	(71.7)	(16.0)	(16.5)	(4.6)	(12.3)	183.1	(1.9)
Income (loss) from discontinued operations, net of income taxes	$212.0	$159.1	$230.6	$50.6	$53.0	$14.8	$(117.1)	$(623.1)	$(102.2)
(1)
Cost of sales includes a charge of $19.5 million for excess and obsolete inventory related to the Home business during the year ended December 31, 2024.
(2)
Other income (expense), net includes a loss on equity investment of $17.0 million related to the Home business for the year ended December 31, 2024.

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes for the years ended December 31, 2024, 2023 and 2022 for the combined discontinued operations:

		As Adjusted
	2024	2023	2022
Net sales	$1,321.3	$2,434.2	$3,439.2
Cost of sales (1)	786.8	1,802.5	2,620.7
Gross profit	534.5	631.7	818.5
Operating expenses:
Selling, general and administrative	127.2	187.0	227.4
Research and development	81.2	174.9	205.8
Amortization of purchased intangible assets	18.0	109.5	142.9
Restructuring costs, net	—	10.6	21.0
Asset impairments	19.2	672.6	—
Total operating expenses	245.6	1,154.6	597.1
Operating income (loss)	288.9	(522.9)	221.4
Other expense, net (2)	(20.5)	(5.2)	—
Income (loss) from operations of discontinued businesses before income taxes	268.4	(528.1)	221.4
Loss on disposal of discontinued operations before income taxes	(27.9)	—	—
Income tax (expense) benefit	(95.0)	117.1	(78.2)
Income (loss) from discontinued operations, net of income taxes	$145.5	$(411.0)	$143.2

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

(1)
Cost of sales includes a charge of $19.5 million for excess and obsolete inventory related to the Home business during the year ended December 31, 2024.
(2)
Other expense, net includes a loss on equity investment of $17.0 million related to the Home business for the year ended December 31, 2024.

The following table presents balance sheet information for assets and liabilities held for sale related to the discontinued operations:

		As Adjusted
	December 31, 2024	December 31, 2023
Cash and cash equivalents	$98.4	$43.5
Accounts receivable, net	253.5	476.6
Inventories, net	188.4	297.3
Prepaid expenses and other	12.6	34.3
Property, plant, and equipment, net	56.9	11.5
Goodwill	617.8	—
Other intangible assets, net	111.6	12.8
Other assets	10.0	35.4
Total current assets	1,349.2	911.4
Loss on classification of held for sale	—	(203.4)
Total current assets held for sale	$1,349.2	$708.0
Property, plant, and equipment, net	—	67.3
Goodwill	—	616.8
Other intangible assets, net	—	123.2
Other noncurrent assets	—	9.8
Total noncurrent assets	—	817.1
Total assets held for sale	$1,349.2	$1,525.1

Accounts payable	$151.8	$297.7
Accrued and other liabilities	93.5	182.2
Total current liabilities held for sale	$245.3	$479.9
Deferred income taxes	—	15.9
Other noncurrent liabilities	—	5.0
Total noncurrent liabilities	—	20.9
Total liabilities held for sale	$245.3	$500.8

The following table presents the details of the loss on disposal of Home business:

As Adjusted
January 9, 2024
Consideration received (net of cash acquired):
Fair value of shares issued to seller	$17.0
Total disposal consideration	17.0
Carrying value of net assets sold	(17.5)
Loss on disposal of Home business before income taxes and reclassification of foreign currency translation	(0.5)
Reclassification of foreign currency translation	(27.4)
Loss on disposal of Home business before income taxes	(27.9)
Income tax expense	(28.5)
Loss on disposal of Home business, net of income taxes	$(56.4)

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The cash flows related to discontinued operations have not been segregated in the Consolidated Statements of Cash Flows, and accordingly, they include the results from continuing and discontinued operations. For the year ended December 31, 2024, the Company’s cash inflows related to the Vantiva TSA and inventory sales resulting from the Home business transaction, as described above, were $22.6 million and $46.3 million, respectively. The following table summarizes significant non-cash operating items of the discontinued operations included in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
		As Adjusted
	2024	2023	2022
Loss on disposal of Home business	$27.9	$—	$—
Depreciation and amortization	24.2	132.8	170.0
Asset impairments (1)	19.2	672.6	—
Loss on equity investment	17.0	—	—
Equity-based compensation	3.9	8.7	11.5
Capital expenditures	0.9	5.2	10.7
(1)
Includes loss of $203.4 million on classification as held for sale related to the Home business for the year ended December 31, 2023 and $469.2 million on partial impairment recorded during the third quarter of 2024 related to the Home segment’s intangible assets.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets other than goodwill:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer base	$2,277.6	$1,398.1	$879.5	$2,287.0	$1,290.7	$996.3
Trade names and trademarks	616.1	362.2	253.9	617.6	323.0	294.6
Patents and technologies	1,569.0	1,486.2	82.8	1,713.4	1,544.8	168.6
Other	32.3	32.3	—	32.3	32.3	—
Total intangible assets	$4,495.0	$3,278.8	$1,216.2	$4,650.3	$3,190.8	$1,459.5

There were no impairments of finite-lived intangible assets identified during the years ended December 31, 2024, 2023 or 2022.

Amortization expense for intangible assets was $236.5 million, $301.0 million and $400.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Future amortization expense as of December 31, 2024 is as follows:

Estimated Amortization Expense
2025	$209.0
2026	171.1
2027	141.7
2028	105.1
2029	105.1
Thereafter	485.3

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The following table presents the activity in goodwill by reportable segment.

	December 31, 2023			Activity		December 31, 2024
	Goodwill	Accumulated Impairment Losses	Total	Impairment	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
CCS	$2,291.0	$(150.6)	$2,140.4	$—	$(32.7)	$2,258.3	$(150.6)	$2,107.7
NICS	537.1	(41.2)	495.9	—	(2.4)	534.7	(41.2)	493.5
ANS	1,995.4	(1,734.0)	261.4	—	4.7	2,000.1	(1,734.0)	266.1
Total	$4,823.5	$(1,925.8)	$2,897.7	$—	$(30.4)	$4,793.1	$(1,925.8)	$2,867.3

	December, 31, 2022			Activity		December 31, 2023
	Goodwill	Accumulated Impairment Losses	Total	Impairment	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
CCS	$2,280.9	$(51.5)	$2,229.4	$(99.1)	$10.1	$2,291.0	$(150.6)	$2,140.4
NICS	535.9	(41.2)	494.7	—	1.2	537.1	(41.2)	495.9
ANS	1,995.7	(1,261.7)	734.0	(472.3)	(0.3)	1,995.4	(1,734.0)	261.4
Total	$4,812.5	$(1,354.4)	$3,458.1	$(571.4)	$11.0	$4,823.5	$(1,925.8)	$2,897.7

Goodwill at December 31, 2022 reflects the reorganization of the Company’s segment structure, as disclosed in Note 1. As a result of the new segment structure and certain other intrasegment realignments, as of January 1, 2024, the Company assessed goodwill for impairment due to changes in the composition of certain reporting units. The Company performed impairment testing immediately before the change and after the change once goodwill was reallocated and determined that no goodwill impairment existed.

Additional goodwill of $5.2 million resulting from the Casa acquisition is included in the other activity above related to the ANS segment as of December 31, 2024.

During the third quarter of 2024, the Company completed an impairment analysis for goodwill recorded within the NICS reporting unit, which is impacted by the divestiture of the DAS business. The quantitative assessment was used, and the Company determined that the fair value of the impacted reporting unit exceeded the carrying value and that no impairment existed immediately prior to or subsequent to allocating goodwill to the disposal group that includes the DAS business. The Company allocated $113.5 million of goodwill to the disposal group based on the relative fair value of the DAS business as compared to the NICS reporting unit, along with $504.3 million of goodwill that was entirely attributable to its OWN reporting unit. Total goodwill for the disposal group of $617.8 million has been classified as held for sale as of December 31, 2024.

During the annual impairment test performed in the fourth quarter of 2024, no goodwill impairments were identified.

During the annual impairment test performed in the fourth quarter of 2023 and in conjunction with the development of the Company’s 2024 and long-range plans, the Company determined the goodwill balances in the ANS and BDCC reporting units were impaired and recorded partial impairment charges of $46.4 million and $99.1 million, respectively, in asset impairments in the Consolidated Statements of Operations. The impairment charges resulted from the Company’s assessment of further lower revenue growth and EBITDA margins in the fourth quarter of 2023, due to adverse impacts of market conditions on the current year profitability and estimated future business results and cash flows. The ANS reporting unit is the same as the ANS segment, and the BDCC reporting unit is part of the CCS reportable segment.

During the third quarter of 2023, the Company concluded that a triggering event occurred, primarily due to a sustained decrease in the market value of the Company’s debt and common stock affecting the overall business and changes in expected future cash flows due to reduced earnings forecasts and current macroeconomic conditions, including a rising interest rate environment. As a result, the Company performed an interim quantitative goodwill impairment test for its ANS and BDCC reporting units and recorded a goodwill impairment charge of $425.9 million in asset impairments in the Consolidated Statements of Operations to partially write down the carrying amount of the goodwill in the ANS reporting unit. There was no impairment identified in the BDCC reporting unit within the CCS reportable segment.

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

Estimating the fair value of a reporting unit involves uncertainties because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. Changes in projected revenue growth rates, projected EBITDA margin percentages or estimated discount rates due to uncertain market conditions, terminal growth rates, lower market multiples, loss of one or more key customers, changes in the Company’s strategy, changes in technology or other factors could negatively affect the fair value in one or more of the Company’s reporting units and result in a material impairment charge in the future. See Note 11 for further discussion of the assumptions used in the valuations.

6. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

See Note 18 for the presentation of net sales by segment and geographic region.

Allowance for Doubtful Accounts

	Year Ended December 31,
	2024	2023	2022
Allowance for doubtful accounts, beginning of period	$24.3	$26.2	$18.1
Provision (benefit)	(5.0)	1.7	10.0
Write-offs	(2.1)	(3.9)	(0.5)
Foreign exchange and other	(0.7)	0.3	(1.4)
Allowance for doubtful accounts, end of period	$16.5	$24.3	$26.2

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers as of December 31, 2024 and December 31, 2023.

		December 31,
Contract Balance Type	Balance Sheet Location	2024	2023
Unbilled accounts receivable	Accounts receivable, net of allowance for doubtful accounts	$11.9	$14.2

Deferred revenue - current	Accrued and other liabilities	$95.5	$84.4
Deferred revenue - noncurrent	Other noncurrent liabilities	84.2	70.6
Total contract liabilities		$179.7	$155.0

There were no material changes to contract asset balances for the year ended December 31, 2024 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2023 to December 31, 2024 was primarily due to upfront support billings to be recognized over the support term. During the year ended December 31, 2024, the Company recognized $82.3 million of revenue related to contract liabilities recorded as of December 31, 2023.

7. LEASES

The Company has operating type leases for real estate, equipment and vehicles both in the U.S. and internationally. As of December 31, 2024 and 2023, the Company had no finance type leases. Operating lease expense was $72.5 million, $85.3 million and $90.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Operating lease expense included period cost for short-term, cancellable and variable leases that were not included in lease liabilities of $22.6 million, $30.8 million and $34.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The Company occasionally subleases all or a portion of certain unutilized real estate facilities. As of December 31, 2024, the Company’s sublease arrangements were classified as operating type leases and the income amounts were not material for the years ended December 31, 2024, 2023 and 2022, respectively.

Supplemental cash flow information related to operating leases, which includes both continuing operations and discontinued operations:

	Year Ended December 31,
	2024	2023	2022
Operating cash paid to settle lease liabilities	$52.6	$57.7	$59.4
Right of use asset additions in exchange for lease liabilities	25.9	63.2	43.5

Supplemental balance sheet information related to operating leases:

		December, 31
			As Adjusted
	Balance Sheet Location	2024	2023
Right of use assets	Other noncurrent assets	$129.3	$152.1

Lease liabilities - current	Accrued and other liabilities	$33.7	$35.3
Lease liabilities - noncurrent	Other noncurrent liabilities	111.7	128.2
Total lease liabilities		$145.4	$163.5

Weighted average remaining lease term (in years)	5.8
Weighted average discount rate	8.8%

Future minimum lease payments under non-cancellable leases as of December 31, 2024 are as follows:

Operating Leases
2025	$44.7
2026	33.0
2027	24.6
2028	19.8
2029	17.1
Thereafter	50.8
Total minimum lease payments	190.0
Less: imputed interest	(44.6)
Total	$145.4

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	December 31,
		As Adjusted
	2024	2023
Accounts receivable - trade	$693.8	$600.3
Accounts receivable - other	8.6	5.9
Allowance for doubtful accounts	(16.5)	(24.3)
Total accounts receivable, net	$685.9	$581.9

Inventories

	December 31,
	2024	2023
Raw materials	$391.7	$478.3
Work in process	154.6	119.9
Finished goods	190.5	302.6
Total inventories, net	$736.8	$900.8

Property, Plant and Equipment

	December 31,
	2024	2023
Land and land improvements	$21.1	$28.2
Buildings and improvements	213.1	261.1
Machinery and equipment	796.2	832.3
Construction in progress	22.0	25.1
	1,052.4	1,146.7
Accumulated depreciation	(710.2)	(713.4)
Total property, plant and equipment, net	$342.2	$433.3

Depreciation expense was $82.9 million, $99.4 million and $100.2 million during the years ended December 31, 2024, 2023 and 2022, respectively. No interest was capitalized during the years ended December 31, 2024, 2023 or 2022.

Accrued and Other Liabilities

	December 31,
		As Adjusted
	2024	2023
Compensation and employee benefit liabilities	$172.8	$146.7
Accrued interest	112.4	113.2
Deferred revenue	95.5	84.4
Operating lease liabilities	33.7	35.3
Product warranty accrual	17.9	19.2
Other	181.4	164.1
Total accrued and other liabilities	$613.7	$562.9

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss (AOCL), net of tax:

	Year Ended December 31,
	2024	2023
Foreign currency translation
Balance at beginning of period	$(232.4)	$(270.3)
Other comprehensive income (loss)	(103.6)	37.9
Amounts reclassified from AOCL	27.2	—
Balance at end of period	$(308.8)	$(232.4)

Defined benefit plan activity
Balance at beginning of period	$(14.9)	$(14.8)
Other comprehensive loss	(0.6)	(0.1)
Balance at end of period	$(15.5)	$(14.9)

Hedging instruments
Balance at beginning of period	$(19.4)	$(11.2)
Other comprehensive loss	(0.8)	(8.2)
Balance at end of period	$(20.2)	$(19.4)
Net AOCL at end of period	$(344.5)	$(266.7)

Amounts reclassified from net AOCL related to foreign currency translation and defined benefit plans are recorded in other income, net in the Consolidated Statements of Operations.

Cash Flow Information

	Year Ended December 31,
	2024	2023	2022
Cash paid during the period for:
Income taxes, net of refunds	$100.4	$101.1	$130.7
Interest	649.8	654.0	563.2
Non-cash investing activities:
Equity method investment from divestiture	17.0	—	—

9. FINANCING

	December 31,
	2024	2023
7.125% senior notes due July 2028	$641.6	$641.6
5.00% senior notes due March 2027	750.0	750.0
8.25% senior notes due March 2027	866.9	866.9
6.00% senior notes due June 2025	—	1,274.6
9.50% senior secured notes due December 2031	1,000.0	—
4.75% senior secured notes due September 2029	1,250.0	1,250.0
6.00% senior secured notes due March 2026	1,500.0	1,500.0
Senior secured term loan due December 2029	3,150.0	—
Senior secured term loan due April 2026	—	3,064.0
Senior secured revolving credit facility	200.0	—
Total principal amount of debt	9,358.5	9,347.1
Less: Original issue discount, net of amortization	(60.5)	(11.5)
Less: Debt issuance costs, net of amortization	(59.6)	(57.0)
Less: Current portion	—	(32.0)
Total long-term debt	$9,238.4	$9,246.6

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

On December 17, 2024, the Company completed certain refinancing transactions (the Transactions), including (i) the issuance and sale of $1,000.0 million in aggregate principal amount of 9.500% senior secured notes due 2031 (the 2031 Secured Notes), (ii) entry into the senior secured term loan facility due December 2029 (the 2029 Term Loan) with an initial aggregate principal amount of $3,150.0 million and (iii) the effectiveness of ABL Amendment No. 3 (as defined below).

The Company used the net proceeds from the Transactions, together with cash on hand and borrowings under the asset-based revolving credit facility (the Revolving Credit Facility), to (i) refinance in full the Company’s existing senior secured term loan facility due April 2026 (the 2026 Term Loan), (ii) redeem all of the approximately $1,274.6 million in outstanding aggregate principal amount of 6.000% senior notes due 2025 (the 2025 Notes) issued by CommScope Technologies LLC (CommScope Technologies), a wholly owned indirect subsidiary of the Company, and satisfy and discharge the related indenture and (iii) pay fees and expenses related to the foregoing.

In connection with the refinancing, the Company capitalized approximately $59.4 million of original issuance discount and $33.1 million of debt issuance costs. In addition, the Company incurred $6.4 million of debt issuance costs which were included in other income, net in the Consolidated Statements of Operations for the year ended December 31, 2024. For the year ended December 31, 2024, the Company wrote-off $16.2 million of existing debt issuance costs and original issuance discount associated with the redemption of the 2025 Notes and refinancing of the 2026 Term Loan related to certain lenders who were not parties to the refinancing, which were included as interest expense in the Consolidated Statements of Operations.

During the year ended December 31, 2024, the Company made scheduled amortization payments totaling $24.0 million due in equal quarterly installments on the 2026 Term Loan prior to the refinancing.

Senior Notes

As of December 31, 2024, the Company had outstanding three series of senior secured notes: (1) $1,000.0 million of the 2031 Secured Notes issued by CommScope, LLC; (2) $1,250.0 million of 4.75% senior secured notes due September 1, 2029 (the 2029 Secured Notes) issued by CommScope, LLC (f/k/a CommScope, Inc.) in August 2021; and (3) $1,500.0 million of 6.00% senior secured notes due March 1, 2026 issued by CommScope, LLC in February 2019 (the 2026 Secured Notes and, together with the 2029 Secured Notes and the 2031 Secured Notes, collectively, the Secured Notes). As of December 31, 2024, the Company had outstanding three series of senior unsecured notes: (1) $700.0 million initial aggregate principal amount of 7.125% senior notes due July 1, 2028 (the 2028 Notes) issued by CommScope, LLC in July 2020; (2) $ 750.0 million initial aggregate principal amount of 5.00% senior notes due March 15, 2027 issued by CommScope Technologies in March 2017 (the 5.00% 2027 Notes); and (3) $1,000.0 million initial aggregate principal amount of 8.25% senior notes due March 1, 2027 (8.25% 2027 Notes) issued by CommScope, LLC in February 2019 (the 8.25% 2027 Notes and, together with the 2028 Notes, collectively, the CommScope, LLC Notes; the Secured Notes, the 5.00% 2027 Notes and the CommScope, LLC Notes, collectively, the Senior Notes).

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

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

9.50% Senior Secured Notes due December 2031, 4.75% Senior Secured Notes due 2029 and 6.00% Senior Secured Notes due 2026 (the Secured Notes)

The 2031 Secured Notes mature on December 15, 2031, the 2029 Secured Notes mature on September 1, 2029 and the 2026 Secured Notes mature on March 1, 2026. Interest is payable on the 2031 Secured Notes semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2025. Interest is payable on the 2029 Secured Notes and 2026 Secured Notes semi-annually in arrears on March 1 and September 1 of each year. The Secured Notes are guaranteed on a senior secured basis by the Company and each of CommScope, LLC’s existing and future wholly owned domestic restricted subsidiaries that is an obligor under the senior secured credit facilities or certain other debt, subject to certain exceptions. Certain foreign subsidiaries of CommScope, LLC organized in the United Kingdom, Ireland and the Netherlands are required to, and will, be added as subsidiary guarantors to the Secured Notes pursuant to the terms of the 2031 Secured Notes. The Secured Notes and the related guarantees are secured on a first-priority basis by security interests in all of the assets that secure indebtedness under the 2029 Term Loan on a first-priority basis, and on a second-priority basis in all assets that secure the Revolving Credit Facility on a first-priority basis and the 2029 Term Loan on a second-priority basis. The Secured Notes and the related guarantees rank senior in right of payment to all of CommScope, LLC’s and the guarantors’ subordinated indebtedness and equally in right of payment with all of CommScope, LLC’s and the guarantors’ senior indebtedness (without giving effect to collateral arrangements), including the senior secured credit facilities and the other Senior Notes. The Secured Notes and the related guarantees are effectively senior to all of CommScope, LLC’s and the guarantors’ unsecured indebtedness and debt secured by a lien junior to the liens securing the Secured Notes, in each case to the extent of the value of the collateral, and effectively equal to all of CommScope, LLC’s and the guarantors’ senior indebtedness secured on the same priority basis as the Secured Notes, including the 2029 Term Loan. The Secured Notes and the related guarantees are effectively subordinated to any of CommScope, LLC’s or the guarantors’ indebtedness that is secured by assets that do not constitute collateral for the Secured Notes and effectively subordinated to any of CommScope, LLC’s or the guarantors’ indebtedness that is secured by a senior-priority lien, including under the Revolving Credit Facility, in each case to the extent of the value of the assets securing such indebtedness. In addition, the Secured Notes and related guarantees are structurally subordinated to all existing and future liabilities (including trade payables) of CommScope, LLC’s subsidiaries that do not guarantee the Secured Notes.

The Secured Notes may be redeemed prior to maturity under certain circumstances. Upon certain change of control events, the 2031 Secured Notes may be redeemed at the option of the holders at 100% of the principal amount, plus accrued and unpaid interest. The 2031 Secured Notes may be redeemed on or after June 15, 2026 by CommScope, LLC at the redemption prices specified in the indenture governing the 2031 Secured Notes. Prior to June 15, 2026, the 2031 Senior Notes may be redeemed at a redemption price of 100%, plus a make-whole premium (as specified in the indenture governing the 2031 Senior Notes), plus accrued and unpaid interest. At any time prior to June 15, 2025, the 2031 Senior Notes may be redeemed at a redemption price of 103% of the aggregate principal amount of the 2031 Senior Notes to be redeemed, plus accrued and unpaid interest, in an amount up to $500.0 million, where the redemption payment is made from proceeds from the issuance of certain preferred stock or common equity interests of the Company. Upon certain change of control events, the 2029 Secured Notes and the 2026 Senior Notes may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest. The 2029 Secured Notes and the 2026 Secured Notes may be redeemed by CommScope, LLC at the redemption prices specified in the indenture governing the 2029 Secured Notes or 2026 Secured Notes, as applicable. In connection with the sale of the OWN segment and the DAS business unit of the NICS segment as described in Note 20 in these consolidated financial statements, CommScope, LLC redeemed all of the 2026 Secured Notes and satisfied and discharged the related indenture and repaid a portion of the 2029 Secured Notes.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

In connection with issuing the 2031 Secured Notes, the Company incurred debt issuance costs of $8.0 million and original issue discount of $20.0 million during the year ended December 31, 2024 which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the 2031 Secured Notes. The Company also incurred debt issuance costs of $1.5 million, reflected in other income, net in the Consolidation Statements of Operations, during the year ended December 31, 2024.

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

5.00% Senior Notes due 2027

The 5.00% 2027 Notes mature on March 15, 2027. Interest is payable on the 5.00% 2027 Notes semi-annually in arrears on March 15 and September 15 of each year.

The 5.00% 2027 Notes are guaranteed on a senior unsecured basis by CommScope, LLC and each of CommScope, LLC’s existing and future wholly owned domestic restricted subsidiaries (other than CommScope Technologies) that is an obligor under the senior secured credit facilities or certain other capital markets debt, subject to certain exceptions. The 5.00% 2027 Notes and the related guarantees rank senior in right of payment to all of CommScope Technologies’ and the guarantors’ subordinated indebtedness and equally in right of payment with all of CommScope Technologies’ and the guarantors’ senior indebtedness (without giving effect to collateral arrangements), including the senior secured credit facilities and the other Senior Notes. The 5.00% 2027 Notes and the related guarantees are effectively junior to all of CommScope Technologies’ and the guarantors’ existing and future secured indebtedness, including the Secured Notes and the senior secured credit facilities, to the extent of the value of the assets securing such secured indebtedness. In addition, the 5.00% 2027 Notes and related guarantees are structurally subordinated to all existing and future liabilities (including trade payables) of CommScope, LLC’s subsidiaries that do not guarantee the 5.00% 2027 Notes.

The 5.00% 2027 Notes may be redeemed prior to maturity under certain circumstances. Upon certain change of control events, the 5.00% 2027 Notes may be redeemed at the option of the holders at 101% of their principal amount, plus accrued and unpaid interest. The 5.00% 2027 Notes may be redeemed by CommScope Technologies at the redemption prices specified in the indenture governing the 5.00% 2027 Notes.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Senior Secured Credit Facilities

Senior Secured Term Loan due 2029

On December 17, 2024, the Company entered into a term loan agreement providing the new 2029 Term Loan which will mature in December 2029. Borrowings under the 2029 Term loan will not amortize and will be due at final maturity. The 2029 Term Loan bears interest at (1) an adjusted Term SOFR rate, subject to certain adjustments, plus an applicable margin between 4.50% and 5.50% or (2) at the option of the Company, a base rate plus an applicable margin between 3.50% to 4.50%. The applicable margins were subsequently reduced by 25 basis points after repayment of certain indebtedness in connection with the sale of the OWN segment and the DAS business unit of the NICS segment as described in Note 20 in these consolidated financial statements. The 2029 Term Loan is subject to a Term SOFR floor of 2.00%.

Subject to certain conditions, the 2029 Term Loan may be increased or a new incremental term loan facility may be added to increase the capacity by an unlimited amount as long as on a pro forma basis the Company’s first lien net leverage ratio does not exceed 4.00:1.00.

CommScope, LLC may voluntarily prepay loans under the 2029 Term Loan, subject to minimum amounts, with prior notice, subject to a prepayment premium (other than in connection with a change of control or permitted disposition) equal to: (1) a customary make-whole premium for any prepayments within 18 months of the closing date of the 2029 Term Loan (or a 3.0% premium with respect to any prepayments in the first six months using the proceeds of a new equity issuance); (2) a 3.0% premium on amounts prepaid from and after 18 months after the closing date of the 2029 Term Loan and prior to 30 months after the closing date of the 2029 Term Loan; or (3) a 1.0% premium on amounts prepaid from and after 30 months after the closing date of the 2029 Term Loan and prior to 42 months after the closing date of the 2029 Term Loan.

CommScope, LLC must prepay the 2029 Term Loan with the net cash proceeds of certain asset sales, the incurrence or issuance of specified refinancing indebtedness and 50% of excess cash flow (such percentage subject to reduction based on the achievement of specified Consolidated First Lien Net Leverage Ratios), in each case, subject to certain reinvestment rights and other exceptions.

CommScope, LLC’s obligations under the 2029 Term Loan are guaranteed by the Company and each of CommScope, LLC’s direct and indirect wholly owned U.S. subsidiaries (subject to certain permitted exceptions based on immateriality thresholds of aggregate assets and revenues of excluded U.S. subsidiaries). The 2029 Term Loan is secured by a lien on substantially all of CommScope, LLC’s and the guarantors’ current and fixed assets (subject to certain exceptions), and the 2029 Term Loan has a first-priority lien on all fixed assets and a second-priority lien on all current assets (second in priority to the liens securing the Revolving Credit Facility), in each case, subject to other permitted liens. Certain foreign subsidiaries of CommScope, LLC organized in the United Kingdom, Ireland and the Netherlands will become Subsidiary Guarantors. Additional foreign subsidiaries of CommScope, LLC may be added as Subsidiary Guarantors in the future.

The 2029 Term Loan contains customary negative covenants that limit CommScope, LLC's (and its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock or make other distributions; (iii) make other restricted payments or investments; (iv) grant liens or security interests on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts to CommScope, LLC by CommScope, LLC’s subsidiaries; (vii) engage in mergers or consolidations; or (viii) engage in certain transactions with affiliates.

The 2029 Term Loan provides that, upon the occurrence of certain events of default, the obligations thereunder may be accelerated. Such events of default will include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, material pension-plan events, change of control and other customary events of default.

No portion of the 2029 Term Loan was reflected as a current portion of long-term debt as of December 31, 2024 related to the potentially required excess cash flow payment because no such payment is expected to be required. There was no excess cash flow payment required in 2024 related to 2023.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

In connection with entering into the new 2029 Term Loan, the Company incurred debt issuance costs of $25.1 million and original issue discount of $39.4 million during the year ended December 31, 2024 which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the 2029 Term Loan. The Company also incurred debt issuance costs of $4.9 million, reflected in other income, net in the Consolidated Statements of Operations, during the year ended December 31, 2024.

Senior Secured Revolving Credit Facility

On December 17, 2024, the Company amended its Revolving Credit Facility agreement which permits the 2029 Term Loan and 2031 Secured Notes to be guaranteed by foreign subsidiary guarantors that will also become borrowers or guarantors under the Revolving Credit Facility agreement on a post-closing basis, and to permit such entities to grant liens on their assets to secure such obligations. The amendment also removed the ability to have a Swiss borrowing base (as defined in the credit agreement governing the Revolving Credit Facility) and includes an obligation to reduce the committed amount from $1.0 billion to $750.0 million. The Revolving Credit Facility provides borrowing capacity of up to $750.0 million, subject to certain limitations, available to CommScope, LLC and its U.S. subsidiaries designated as co-borrowers (the U.S. Revolving Borrowers). The ability to draw under the Revolving Credit Facility or issue letters of credit is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability of the Revolving Borrowers to reaffirm the representations and warranties contained in the credit agreement governing the Revolving Credit Facility and the absence of any default or event of default. As of December 31, 2024, the Company had $200.0 million of outstanding borrowings under the Revolving Credit Facility and had availability of $449.3 million, after giving effect to borrowing base limitations and outstanding letters of credit.

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

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The Revolving Credit Facility contains customary covenants, including, but not limited to, restrictions on the ability of CommScope, LLC and its subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends (except with respect to the Convertible Preferred Stock), sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness, enter into certain transactions with affiliates or change lines of business. The Revolving Credit Facility contains a Covenant Fixed Charge Coverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility) of 1.00 to 1.00. The credit agreement governing the Revolving Credit Facility provides that the Covenant Fixed Charge Coverage Ratio must be tested and must exceed the level set forth above only in the event that excess availability under the Revolving Credit Facility is less than the greater of $80 million and 10% of the maximum credit as of the end of the most recent fiscal quarter. As of December 31, 2024, the Company’s excess availability and Covenant Fixed Charge Coverage Ratio were in excess of the Revolving Credit Facility’s requirements.

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

Other Matters

The following table summarizes scheduled maturities of long-term debt as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter
Scheduled maturities of long-term debt	$—	$1,500.0	$1,816.9	$641.6	$4,400.0	$1,000.0

The Company’s non-guarantor subsidiaries held $2,434 million, or 28%, of total assets and $596 million, or 5%, of total liabilities as of December 31, 2024 and accounted for $1,634 million, or 30%, of net sales for the year ended December 31, 2024. All amounts presented exclude intercompany balances.

The Company is dependent upon the earnings and cash flow of its subsidiaries to make certain payments, including debt and interest payments. Certain subsidiaries may have limitations or restrictions on transferring funds to other subsidiaries that may be necessary to meet those requirements.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 8.09% at December 31, 2024 and 7.22% at December 31, 2023.

10. DERIVATIVES AND HEDGING ACTIVITIES

Derivatives Not Designated as Hedging Instruments

The Company uses forward contracts to hedge a portion of its balance sheet foreign exchange re-measurement risk and to hedge certain planned foreign currency expenditures. As of December 31, 2024, the Company had foreign exchange contracts outstanding with maturities of up to four months and aggregate notional values of $123.6 million (based on exchange rates as of December 31, 2024). Unrealized gains and losses resulting from these contracts are recognized in other income, net and partially offset corresponding foreign exchange gains and losses on the balances and expenditures being hedged.

The following table presents the balance sheet location and fair value of the Company’s derivatives not designated as hedging instruments:

		December 31,
Contract Type	Location of Asset (Liability)	2024	2023
Foreign currency contracts	Prepaid expenses and other current assets	$—	$8.7
Foreign currency contracts	Accrued and other liabilities	(3.4)	(3.6)
Total derivatives not designated as hedging instruments		$(3.4)	$5.1

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The pretax impact of the foreign currency forward contracts, both matured and outstanding, on the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
Location of Gain (Loss)	2024	2023	2022
Other income, net	$(22.6)	$2.8	$(19.0)

Derivative Instruments Designated as Cash Flow Hedges of Interest Rate Risk

The Company has utilized a hedging strategy to mitigate a portion of the exposure to changes in cash flows resulting from variable interest rates on the 2026 Term Loan. The hedging strategy extends to future borrowings or debt issued, to fix a portion of the future interest cash flows by designating qualifying receive-variable and pay-fixed interest rate swaps as a cash flow hedge for accounting and financial reporting purposes. In June 2023, and in conjunction with the amendment to the 2026 Term Loan due to reference rate reform, the Company settled and derecognized its cash flow hedges. A gain of $6.1 million remaining as a component of accumulated comprehensive loss in the Consolidated Balance Sheets continued to be reclassified to earnings through interest expense as the interest payments continued to be made on the 2026 Term Loan through December 17, 2024, at which time as a result of the refinancing transactions, the forecasted hedge transaction was no longer probable of occurring which resulted in a gain of $3.1 million being reclassified to earnings as an adjustment to interest expense.

The Company reenacted its hedging strategy in the third quarter of 2023, by entering into new interest rate swap derivatives with a total notional amount of $700 million which terminate on July 31, 2026. As a result of the refinancing transaction and changes in the terms of the 2029 Term Loan, the Company dedesignated its interest rate swaps as of December 17, 2024 and redesignated $700 million of the swaps as hedging instruments on the same day. As a result, the Company will reclassify the frozen amount out of accumulated other comprehensive income (loss) into earnings through the December 2029 maturity of the new 2029 Term Loan or until terminated, and recognize the excluded component (i.e., off-market component of the swap) through earnings over the same period, which offset. The Company believes that floating rate debt in the amount of $700 million will exist through the interest rate swaps' maturity in July 2026 and therefore, will continue to apply hedge accounting to the interest rate swaps.

The total notional amount of the interest rate swap derivatives as of December 31, 2024 was $700.0 million with outstanding maturities up to nineteen months. There was no ineffectiveness on the instruments designated as cash flow hedges for the years ended December 31, 2024, 2023 or 2022.

The following table presents the balance sheet location and fair value of the derivative instruments designated as cash flow hedges of interest rate risk:

		December 31,
Contract Type	Location of Asset (Liability)	2024	2023
Interest rate swap contracts	Other noncurrent assets	$—	$—
Interest rate swap contracts	Other noncurrent liabilities	(2.4)	(8.0)
Total derivatives designated as cash flow hedging instruments		$(2.4)	$(8.0)

The impact of the effective portion of the interest rate swap contracts designated as cash flow hedging instruments on the Consolidated Statements of Comprehensive Loss is as follows:

	Year Ended December 31,
Location of Gain (Loss)	2024	2023	2022
Other comprehensive income (loss), net of tax	$(0.8)	$(8.2)	$16.0

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

11. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate swap contracts and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2024 and 2023 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate derivatives and foreign currency contracts as of December 31, 2024 and 2023, are as follows:

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$—	$—	$8.7	$8.7	Level 2
Liabilities:
7.125% senior notes due 2028	$641.6	$561.4	$641.6	$301.6	Level 2
5.00% senior notes due 2027	750.0	669.5	750.0	312.2	Level 2
8.25% senior notes due 2027	866.9	826.8	866.9	454.9	Level 2
6.00% senior notes due 2025	—	—	1,274.6	1,038.8	Level 2
9.50% senior secured notes due 2031	1,000.0	1,035.0	—	—	Level 2
4.75% senior secured notes due 2029	1,250.0	1,117.2	1,250.0	840.6	Level 2
6.00% senior secured notes due 2026	1,500.0	1,486.9	1,500.0	1,327.5	Level 2
Senior secured term loan due 2029	3,150.0	3,189.4	—	—	Level 2
Senior secured term loan due 2026	—	—	3,064.0	2,742.3
Senior secured revolving credit facility	200.0	190.0	—	—	Level 2
Foreign currency contracts	3.4	3.4	3.6	3.6	Level 2
Interest rate swap contracts	2.4	2.4	8.0	8.0	Level 2

Non-Recurring Fair Value Measurements

The Company recorded the assets acquired and liabilities assumed from the Casa Transaction during the second quarter of 2024, as well as the respective measurement adjustments in the third and fourth quarters of 2024. The fair values were determined using Level 3 valuation inputs. See Note 3 in these consolidated financial statements.

During the first quarter of 2024, the Company recognized a loss on impairment of unutilized real estate within restructuring costs, net on the Condensed Consolidated Statements of Operations. The fair value was determined using Level 3 valuation inputs. See Note 12 in these consolidated financial statements.

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

12. RESTRUCTURING COSTS

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

The Company’s net pretax restructuring activity included in restructuring costs, net on the Consolidated Statements of Operations, by segment, was as follows:

	Year Ended December 31,
	2024	2023	2022
CCS	$1.2	$13.8	$17.0
NICS	3.1	7.7	6.4
ANS	31.8	(6.0)	12.2
Corporate and other	0.6	9.6	6.2
Total	$36.7	$25.1	$41.8

The corporate and other line item above reflects general corporate restructuring costs that were previously allocated to the OWN segment, DAS business unit and Home segment. These indirect expenses have been classified as continuing operations for all periods presented since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to the Home segment have been reallocated to the Company’s remaining segments and partially offset by income from the Vantiva TSA. The corporate and other costs related to the OWN segment and DAS business unit will be reallocated to the Company’s remaining segments beginning in the first quarter of 2025.

Restructuring liabilities were included in the Company’s Consolidated Balance Sheets as follows:

	December 31,
	2024	2023
Accrued and other liabilities	$4.0	$11.5
Other noncurrent liabilities	—	0.1
Total restructuring liabilities	$4.0	$11.6

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

CommScope NEXT Restructuring Actions

In the first quarter of 2021, the Company announced and began implementing a business transformation initiative called CommScope NEXT. This initiative is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. The activity within the liability established for CommScope NEXT restructuring actions was as follows:

	Employee-Related Costs	Other	Total
Balance at December 31, 2022	$50.9	$—	$50.9
Additional expense (reversals), net	59.0	(33.9)	25.1
Cash received (paid)	(98.6)	67.6	(31.0)
Foreign exchange and other non-cash items	0.2	(33.7)	(33.5)
Balance at December 31, 2023	11.5	—	11.5
Additional expense, net	13.2	23.2	36.4
Cash paid	(27.6)	(1.3)	(28.9)
Third-party indemnification receivable (1)	7.1	0.6	7.7
Foreign exchange and other non-cash items	(0.2)	(22.5)	(22.7)
Balance at December 31, 2024	$4.0	$—	$4.0
(1)
Reflects the reimbursement of severance and other costs from a third-party, for which the Company was obligated to pay.

CommScope NEXT actions to date have included the closure of manufacturing, administration and warehouse facilities as well as headcount reductions in other manufacturing locations and engineering, marketing, sales and administrative functions and asset impairments associated with restructuring related actions. During the year ended December 31, 2024, additional expenses were recorded for employee related costs for severance. Other costs included the impairment of idled administration and engineering facilities.

The Company has recognized restructuring charges of $185.4 million to date related to CommScope NEXT actions. The Company expects to make cash payments of $4.0 million in 2025 to settle CommScope NEXT restructuring actions. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

13. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company and certain of its subsidiaries have defined contribution retirement savings plans, the most significant of which is a 401(k) plan in the U.S. These plans allow employees meeting certain requirements to contribute a portion of their compensation on a pretax and/or after-tax basis in accordance with guidelines established by the plans and the Internal Revenue Service or other tax authorities. The Company matches a percentage of the employee contributions up to certain limits. During the years ended December 31, 2024, 2023 and 2022, the Company made contributions to defined contribution retirement savings plans of $31.6 million, $24.3 million and $40.8 million, respectively.

The Company also maintains noncontributory and contributory deferred compensation plans. During the years ended December 31, 2024, 2023 and 2022, the Company recognized pretax costs (benefits) of $0.5 million, $2.1 million and $(2.7) million, respectively, related to these plans. The liability related to these plans was $22.1 million and $22.7 million as of December 31, 2024 and 2023, respectively.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Pension Plans

The Company sponsors defined benefit pension plans covering certain active and former domestic and foreign employees. Both funded and unfunded plans are included in the defined benefit pension plans. The following table summarizes information for the defined benefit pension plans:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation, beginning	$9.4	$9.4	$192.2	$183.3
Service cost	—	—	3.2	5.6
Interest cost	0.4	0.4	7.3	7.9
Actuarial loss (gain)	(0.3)	0.4	(7.8)	2.2
Benefits paid	(0.9)	(0.8)	(4.3)	(4.1)
Settlements	—	—	(14.1)	(9.7)
Curtailment	—	—	(0.4)	(0.1)
Foreign exchange and other	—	—	(9.5)	7.1
Benefit obligation, ending	$8.6	$9.4	$166.6	$192.2

Change in plan assets:
Fair value of plan assets, beginning	$—	$—	$189.4	$181.2
Employer and plan participant contributions	0.9	0.8	5.6	7.3
Return on plan assets	—	—	0.6	7.6
Benefits paid	(0.9)	(0.8)	(4.3)	(4.1)
Settlements	—	—	(14.1)	(9.7)
Foreign exchange and other	—	—	(8.1)	7.1
Fair value of plan assets, ending	$—	$—	$169.1	$189.4
Funded status, net liability (asset)	$8.6	$9.4	$(2.5)	$2.8

The following table presents the balance sheet location of the Company’s pension liabilities and assets:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Accrued and other liabilities	$(0.9)	$(0.9)	$(1.0)	$(0.9)
Other noncurrent liabilities	(7.7)	(8.5)	(15.0)	(16.5)
Other noncurrent assets	—	—	18.5	14.6

The accumulated benefit obligation for the Company’s U.S. defined benefit pension plans was $8.6 million and $9.4 million as of December 31, 2024 and 2023, respectively, and the accumulated benefit obligation for the Company’s non-U.S. defined benefit pension plans was $157.4 million and $181.5 million as of December 31, 2024 and 2023, respectively.

The following table summarizes information for the Company’s pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Projected benefit obligation	$8.6	$9.4	$43.0	$46.7
Accumulated benefit obligation	8.6	9.4	40.5	44.2
Fair value of plan assets	—	—	27.1	29.4

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The following table summarizes pretax amounts included in accumulated other comprehensive loss:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Unrecognized net actuarial gain (loss)	$0.9	$0.6	$(18.5)	$(17.8)
Unrecognized prior service cost	—	—	0.5	0.5
Total	$0.9	$0.6	$(18.0)	$(17.3)

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

	Year Ended December 31,
	U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$3.2	$5.6	$5.7
Interest cost	0.4	0.4	0.3	7.3	7.9	3.7
Recognized actuarial loss	—	—	0.1	0.6	0.6	0.1
Expected return on plan assets	—	—	—	(8.2)	(7.2)	(4.9)
Settlement (gain) loss	—	—	—	(1.7)	0.9	1.6
Curtailment gain	—	—	—	(0.4)	(0.1)	—
Net periodic benefit cost	$0.4	$0.4	$0.4	$0.8	$7.7	$6.2
Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Change in unrecognized net actuarial loss (gain)	$(0.3)	$0.4	$(2.7)	$0.7	$1.3	$2.9
Change in unrecognized prior service cost	—	—	—	—	(0.5)	(0.1)
Total included in other comprehensive income (loss)	$(0.3)	$0.4	$(2.7)	$0.7	$0.8	$2.8
Total recognized in net periodic benefit cost and included in other comprehensive income (loss)	$0.1	$0.8	$(2.3)	$1.5	$8.5	$9.0

The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from the services rendered by the employee and records the other components of net periodic benefit cost in other income, net.

Assumptions

Significant weighted average assumptions used in determining benefit obligations and net periodic benefit cost are as follows:

	U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022
Benefit obligations:
Discount rate	5.37%	4.77%	4.99%	4.49%	4.01%	4.37%
Rate of compensation increase	—%	—%	—%	3.31%	3.31%	3.36%
Net periodic benefit cost:
Discount rate	4.77%	4.99%	2.55%	4.01%	4.37%	1.47%
Rate of return on plan assets	—%	—%	—%	4.66%	4.57%	4.03%
Rate of compensation increase	—%	—%	—%	3.31%	3.36%	3.79%

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

The Company had no U.S. defined benefit pension plan assets as of December 31, 2024 or 2023. The estimated fair values and the valuation input levels of the Company’s non-U.S. defined benefit pension plan assets are as follows:

	December 31, 2024
	Non-U.S. Plans
	Level 1 Fair Value	Level 2 Fair Value
Mutual funds:
International equity	$28.1	$—
International debt	28.1	43.2
Other	41.8	27.9
Total	$98.0	$71.1

	December 31, 2023
	Non-U.S. Plans
	Level 1 Fair Value	Level 2 Fair Value
Mutual funds:
International equity	$30.6	$—
International debt	30.6	95.1
Other	3.0	30.1
Total	$64.2	$125.2

Expected Cash Flows

The Company expects to contribute $0.9 million to U.S. defined benefit pension plans and $10.5 million to non-U.S. defined benefit pension plans during 2025.

The following table summarizes projected benefit payments from pension plans through 2034, including benefits attributable to estimated future service (in millions):

	U.S. Plans	Non-U.S. Plans
2025	$0.9	$15.1
2026	0.9	14.0
2027	0.9	11.2
2028	0.8	10.3
2029	0.8	10.1
2030-2034	3.5	61.8

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

14. INCOME TAXES

Loss from continuing operations before income taxes includes the results from domestic and international operations as follows:

	Year Ended December 31,
		As Adjusted
	2024	2023	2022
U.S. companies	$(520.1)	$(1,037.5)	$(1,546.4)
Non-U.S. companies	110.8	39.1	25.0
Loss from continuing operations before income taxes	$(409.3)	$(998.4)	$(1,521.4)

The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
		As Adjusted
	2024	2023	2022
Current:
Federal	$(14.1)	$61.0	$(34.4)
Foreign	40.5	55.4	22.8
State	(2.6)	(10.8)	3.0
Current income tax expense (benefit)	$23.8	$105.6	$(8.6)
Deferred:
Federal	$5.7	$6.4	$(71.4)
Foreign	6.4	(23.3)	(5.0)
State	15.8	8.7	(6.3)
Deferred income tax expense (benefit)	27.9	(8.2)	(82.7)
Total income tax expense (benefit)	$51.7	$97.4	$(91.3)

The reconciliation of income taxes calculated at the statutory U.S. federal income tax rate to the Company’s expense (benefit) for income taxes was as follows:

	Year Ended December 31,
		As Adjusted
	2024	2023	2022
Benefit for income taxes at federal statutory rate	$(85.3)	$(210.6)	$(319.5)
State income taxes, net of federal tax effect	(22.5)	(23.2)	(17.7)
Other permanent items	5.5	2.3	9.3
Equity-based compensation	8.5	8.1	(5.6)
Other changes in tax laws and tax rulings	0.2	(4.1)	4.7
Goodwill related items	—	113.4	232.0
Base erosion and anti-abuse tax	8.2	—	—
Foreign-derived intangible income deduction	—	—	(6.3)
Federal tax credits	(14.9)	(18.3)	(22.5)
Change in unrecognized tax benefits	(9.4)	18.3	(7.6)
Withholding taxes and Subpart F income, net of foreign tax credits	16.3	12.8	23.3
Foreign earnings taxed at other than federal rate	(3.8)	6.3	7.6
Tax provision adjustments and revisions to prior yearsʾ returns	(3.0)	13.2	(2.4)
Change in valuation allowances	151.9	179.2	13.4
Total expense (benefit) for income taxes	$51.7	$97.4	$(91.3)

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet were as follows:

	December 31,
		As Adjusted
	2024	2023
Deferred tax assets:
Accounts receivable, inventory and warranty reserves	$146.3	$211.1
Employee benefits	40.7	41.1
Foreign net operating loss and tax credit carryforwards	41.5	593.2
Federal net operating loss and tax credit carryforwards	30.1	35.7
State net operating loss and tax credit carryforwards	109.5	105.7
Unrecognized tax benefits	11.4	16.4
Interest limitation	315.5	181.9
Capitalized research and development costs	489.4	506.5
Other	80.6	80.2
Total deferred tax assets	1,265.0	1,771.8
Valuation allowance	(470.5)	(861.6)
Total deferred tax assets, net of valuation allowance	$794.5	$910.2

Deferred tax liabilities:
Intangible assets	$(318.1)	$(352.7)
Property, plant and equipment	(12.6)	(12.1)
Undistributed foreign earnings	(18.6)	(15.7)
Other	(6.9)	(12.9)
Total deferred tax liabilities	(356.2)	(393.4)
Net deferred tax asset	$438.3	$516.8

Deferred taxes recognized on the balance sheet:
Noncurrent deferred tax asset (included with other noncurrent assets)	$537.7	$611.6
Noncurrent deferred tax liability	(99.4)	(94.8)
Net deferred tax asset	$438.3	$516.8

The deferred tax asset for foreign net operating loss and tax credit carryforwards as of December 31, 2024 includes foreign net operating loss carryforwards (net of federal tax effects) of $30.6 million, which begin to expire in 2025, and foreign tax credit carryforwards (net of federal tax effects) of $10.1 million, which begin to expire in 2025. Certain of these foreign net operating loss carryforwards are subject to local restrictions limiting their utilization. Valuation allowances of $23.9 million have been established related to these foreign deferred tax assets.

The deferred tax asset for federal net operating loss and tax credit carryforwards as of December 31, 2024 relates to $3.5 million of net operating loss carryforwards, which begin to expire in 2032, and $26.3 million of U.S. foreign tax credit carryforwards, which begin to expire in 2029. A valuation allowance of $26.0 million has been established against these deferred tax assets.

The deferred tax asset for state net operating loss and tax credit carryforwards as of December 31, 2024 includes state net operating loss carryforwards (net of federal tax impact) of $40.0 million, which begin to expire in 2025, and state tax credit carryforwards (net of federal tax impact) of $69.6 million, which begin to expire in 2025. A valuation allowance of $102.0 million has been established against these and other state income tax related deferred tax assets.

The deferred tax asset for federal and state interest limitation carryforwards as of December 31, 2024 are $315.5 million, which have an indefinite carryforward. A valuation allowance of $315.5 million has been established against these federal and state deferred tax assets.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

In addition to the valuation allowances detailed above, the Company has also established a valuation allowance of $3.4 million against other deferred tax assets.

Under current U.S. tax regulations, repatriation of foreign earnings to the U.S. can generally be completed with no incremental U.S. tax. However, repatriation of foreign earnings could subject the Company to U.S. state and non-U.S. jurisdictional taxes (including withholding taxes) on distributions. As of December 31, 2024, the Company has a deferred tax liability of $18.6 million for the estimated foreign and state tax costs associated with the expected repatriation of the Company’s undistributed foreign earnings. The unrecorded deferred tax liability for foreign and state tax costs associated with earnings considered permanently reinvested is not material as of December 31, 2024.

The following table reflects a reconciliation of the beginning and end of period amounts of gross unrecognized tax benefits, excluding interest and penalties:

	Year Ended December 31,
		As Adjusted
	2024	2023	2022
Balance at beginning of period	$162.1	$145.5	$176.6
Increase related to prior periods	—	22.5	1.1
Decrease related to prior periods	(0.8)	(7.9)	(23.3)
Increase related to current periods	3.3	5.5	5.1
Decrease related to settlements with taxing authorities	—	(0.3)	(13.4)
Decrease related to lapse in statutes of limitations	(14.2)	(3.2)	(0.6)
Decrease related to divestiture	(4.0)	—	—
Balance at end of period	$146.4	$162.1	$145.5

The Company’s liability for unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $135.2 million as of December 31, 2024. The Company operates in numerous jurisdictions worldwide and is subject to routine tax audits on a regular basis. The determination of the Company’s unrecognized tax benefits involves significant management judgment regarding interpretation of relevant facts and tax laws in each of these jurisdictions.

Unrecognized tax benefits are reviewed and evaluated on an ongoing basis and may be adjusted for changing facts and circumstances including the lapse of applicable statutes of limitation and closure of tax examinations. Although the timing and outcome of such events are difficult to predict, the Company estimates that the balance of unrecognized tax benefits, excluding the impact of accrued interest and penalties, may be reduced by up to $22.0 million within the next twelve months.

The Company provides for interest and penalties related to unrecognized tax benefits as income tax expense. The Company accrued $5.9 million and $5.4 million for interest and penalties as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024, 2023 and 2022, the net expense (benefit) for interest and penalties recognized through income tax expense (benefit) was $0.5 million, $(4.0) million and $0.1 million, respectively.

The Company files federal, state and local tax returns with statutes of limitation generally ranging from 3 to 4 years. The Company is currently undergoing a U.S. federal income tax audit for the 2019 tax year and is generally no longer subject to state and local tax examinations for years prior to 2020. Tax returns filed by the Company’s significant foreign subsidiaries are generally subject to statutes of limitation of 3 to 7 years and are generally no longer subject to examination for years prior to 2018. In many jurisdictions, tax authorities retain the ability to review prior years’ tax returns and to adjust any net operating loss or tax credit carryforwards from these years that are available to be utilized in subsequent periods. During 2024, the Company recognized $(14.2) million (net of payments) related to the lapse of applicable statutes of limitations and the conclusion of various domestic and foreign examinations.

The Organization for Economic Co-operation and Development has proposed a global minimum tax of 15% under its Pillar Two Model Rules. Beginning in 2023, many countries began to incorporate Pillar Two into their domestic laws with Pillar Two becoming effective in some countries beginning in 2024. In 2024, the company incurred insignificant tax expense in connection with Pillar Two.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The following table presents income tax expense (benefit) related to amounts presented in other comprehensive income (loss):

	Year Ended December 31,
	2024	2023	2022
Foreign currency translation	$(2.3)	$(2.9)	$1.2
Defined benefit plans	(0.1)	(0.3)	0.8
Total	$(2.4)	$(3.2)	$2.0

15. SERIES A CONVERTIBLE PREFERRED STOCK

On April 4, 2019, the Company issued and sold 1,000,000 shares of the Convertible Preferred Stock for $1.0 billion, or $1,000 per share, pursuant to an Investment Agreement between the Company and The Carlyle Group (Carlyle), dated November 8, 2018 (the Investment Agreement). As of December 31, 2024, the Company had authorized 1,400,000 shares of Series A Convertible Preferred Stock.

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

During the years ended December 31, 2024, 2023 and 2022, the Company paid dividends in-kind of $65.2 million, $61.8 million and $44.2 million, respectively, which were recorded as additional Convertible Preferred Stock on the Consolidated Balance Sheets. The Company did not pay cash dividends for the years ended December 31, 2024 or 2023, but did pay cash dividends of $14.9 million for the year ended December 31, 2022.

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

16. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

In 2019, the Company’s stockholders approved the 2019 Long-Term Incentive Plan authorizing 8.0 million shares for issuance, plus additional shares underlying awards outstanding under the predecessor plans. Subsequently, in each of the years 2020 through 2024, the Company’s stockholders approved the Amended and Restated 2019 Long-Term Incentive Plan (the 2019 Plan) and authorized an additional aggregate 34.1 million shares for issuance. All future equity awards will be made from the 2019 Plan. Awards under the 2019 Plan may include stock options, stock appreciation rights, restricted stock, stock units (including restricted stock units (RSUs) and deferred stock units), performance awards (represents any of the awards already listed with a performance-vesting component), other stock-based awards and cash-based awards. As of December 31, 2024, there were 5.9 million shares available for future grants under the 2019 Plan.

As of December 31, 2024, $31.6 million of total unrecognized compensation expense related to unvested stock options, RSUs and performance share units (PSUs) is expected to be recognized over a remaining weighted average period of 1.6 years. There were no significant capitalized equity-based compensation costs at December 31, 2024.

The following table shows a summary of the equity-based compensation expense included in the Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022
Selling, general and administrative	$19.0	$25.4	$28.0
Research and development	3.9	8.7	14.9
Cost of sales	2.3	4.5	6.8
Total equity-based compensation expense	$25.2	$38.6	$49.7

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

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. The Company uses the Black-Scholes model to estimate the fair value of stock options at the date of grant. These awards generally vest over five years following the grant date and have a contractual term of ten years. There were 1.6 million options outstanding as of December 31, 2024 with no intrinsic value and the majority were vested. There were no stock options granted during the years ended December 31, 2024, 2023 or 2022. The intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was not material.

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period of generally three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in millions, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at December 31, 2023	10.1	$6.64
Granted	9.9	$1.41
Vested and shares issued	(4.2)	$7.85
Forfeited	(1.2)	$5.43
Non-vested share units at December 31, 2024	14.6	$2.85

The weighted average grant date fair value per unit of these awards granted during the years ended December 31, 2024, 2023 and 2022 was $1.41, $4.60 and $8.06, respectively. The total fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $32.9 million, $48.3 million and $61.8 million, respectively.

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

During the year ended December 31, 2024, certain PSUs expired as the performance measure stock price milestone was not met. Consequently, no shares were issued related to these awards.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The following table presents the weighted average assumptions used to estimate the fair value of these awards granted:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.4%	1.6%
Expected volatility	67.2%	60.9%
Weighted average fair value at grant date	$9.14	$11.35

The following table summarizes the PSU activity (in millions, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at December 31, 2023	5.8	$6.54
Expired	(1.1)	$4.09
Forfeited	(0.6)	$8.98
Non-vested share units at December 31, 2024	4.1	$6.88

No PSUs were granted during the year ended December 31, 2024. The weighted average grant date fair value per unit of these awards granted during the years ended December 31, 2023 and 2022 was $5.83 and $9.54, respectively. No PSUs vested during the year ended December 31, 2024. The total fair value of PSUs that vested during the year ended December 31, 2023, was not material. The total fair value of PSUs that vested during the year ended December 31, 2022 was $2.6 million.

17. COMMITMENTS AND CONTINGENCIES

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities:

	Year Ended December 31,
	2024	2023	2022
Product warranty accrual, beginning of period	$20.6	$28.3	$36.6
Provision for warranty claims	18.0	7.7	17.3
Warranty claims paid	(18.6)	(15.5)	(25.1)
Foreign exchange	—	0.1	(0.5)
Product warranty accrual, end of period	$20.0	$20.6	$28.3

Non-cancellable Purchase Obligations

In July 2023, the Company entered into a long-term supply contract with a third-party to secure the supply of certain raw materials. Under the terms of the contract, the Company will make advance payments through 2026 totaling $120.0 million (undiscounted) and based on meeting certain minimum purchase requirements through 2031, such advance payments will be credited and applied to future orders on a quarterly basis beginning in 2027 through 2031. Advance payments of $60.0 million and $30.0 million are recorded as other noncurrent assets in the Consolidated Balance Sheets as of December 31, 2024 and 2023. The Company has committed to growing purchases of raw materials under this agreement to a level of approximately $137 million per year by 2026 and continuing through 2032.

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

18. INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION

Segment Information

As a result of the pending sale of the OWN segment and DAS business unit, and the divestiture of the Home business, the Company manages its continuing operations and is reporting financial performance based on the following remaining three operating segments: CCS, NICS and ANS. In addition, as of January 1, 2024, management shifted certain product lines from the Company’s CCS segment to its ANS segment to better align with how the businesses are managed. For all periods presented, amounts have been recast to reflect these operating segment changes.

The following is a brief description of the activities of the Company's business segments:

CCS - The segment provides fiber optic and copper connectivity and cable solutions for use in telecommunications, cable television, residential broadband networks, data centers and business enterprises. The CCS portfolio includes network solutions for indoor and outdoor network applications. Indoor network solutions include optical fiber and twisted pair structured cable solutions, intelligent infrastructure management hardware and software and network rack and cabinet enclosures. Outdoor network solutions are used in both local-area and wide-area networks and “last mile” fiber-to-the-home installations, including deployments of fiber-to-the-node, fiber-to-the-premises and fiber-to-the-distribution-point to homes, businesses and cell sites.

NICS - The segment provides wireless networks for enterprises and service providers. Product offerings include indoor cellular solutions such as public key infrastructure solutions, indoor and outdoor Wi-Fi and long-term evolution (LTE) access points, access and aggregation switches; an Internet of Things suite, on-premises and cloud-based control and management systems; and software and software-as-a-service applications addressing security, location, reporting and analytics.

ANS - The segment’s product solutions include cable modem termination systems, video infrastructure, distribution and transmission equipment and cloud solutions that enable facility-based service providers to construct a state-of-the-art residential and metro distribution network.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The following table provides summary financial information by reportable segment:

	December 31,
		As Adjusted
	2024	2023
Identifiable segment-related assets: (1)
CCS	$3,603.7	$3,593.7
NICS	886.5	950.2
ANS	1,688.8	1,954.1
Corporate and other (2)	93.9	83.7
Total identifiable segment-related assets	6,272.9	6,581.7
Reconciliation to total assets:
Cash and cash equivalents	564.9	500.3
Deferred income tax assets	537.7	611.6
Home business assets (3)	14.5	113.8
Assets held for sale	1,357.5	1,525.1
Total assets	$8,747.5	$9,332.5
(1)
Assets related to business segments largely include accounts receivable, inventories, property, plant and equipment, goodwill, intangible assets and certain limited other assets. All other items are reflected in Corporate and other. Accounts receivable and inventory are ascribed based on underlying sales or activity. Property, plant and equipment are attributed to a particular business segment based on that item’s primary user and reflect an allocation of certain corporate-shared assets. Intangible assets and goodwill are largely directly associated with a particular reporting unit and attributed on that basis.
(2)
The corporate and other line item above reflects assets related to the OWN segment and DAS business unit which are not expected to transfer upon sale.
(3)
The Home business assets line item above reflects certain assets retained by the Company related to the Home business, with the primary asset being net inventory related to the Home business in the amount of $14.5 and $88.0 million as of December 31, 2024 and 2023, respectively. The Company has entered into the Vantiva Supply Agreement, pursuant to which the Company will sell the retained inventory to Vantiva at cost, or market price if below cost, for a period of two years following the close of the transaction.

The Company organizes its business segments based on the nature of products and services offered. Segment information is presented on the same basis that the Company's Chief Executive Officer, who is the chief operating decision maker, uses to manage its segments, evaluate financials results and make key operating decisions. The Company’s measurement of segment performance is adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization). The Company defines adjusted EBITDA as operating income (loss), adjusted to exclude depreciation, amortization of intangible assets, restructuring costs, asset impairments, equity-based compensation, transaction, transformation and integration costs and other items that the Company believes are useful to exclude in the evaluation of operating performance from period to period because these items are not representative of the Company’s recurring business.

These financial metrics are used to view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions and monitor budget-to-actual variances on a monthly basis. To manage operations and make decisions regarding resource allocations, the Company’s chief operating decision-maker is regularly provided and reviews expense information at a consolidated level for each segment. Each segment has a manager responsible for executing the Company’s strategic initiatives.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the year ended December 31, 2024:

	CCS	NICS	ANS	Corporate and other (1)	Total
Net sales	$2,823.7	$553.0	$829.1	$—	$4,205.8

Cost and expenses:
Segment cost of sales	1,854.5	244.6	519.2	9.3
Segment operating expenses	404.9	282.4	223.5	50.1
Addback: Depreciation	(54.8)	(6.8)	(18.1)	(3.2)
Segment adjusted EBITDA	619.1	32.8	104.5	(56.2)	700.2
Amortization of intangible assets					(236.5)
Restructuring costs, net					(36.7)
Equity-based compensation					(25.2)
Transaction, transformation and integration costs					(63.4)
Patent claims and litigation settlements					1.0
Depreciation					(82.9)
Operating income					256.5
Other expense, net					(665.8)
Loss from continuing operations before income taxes					$(409.3)

Depreciation	$54.8	$6.8	$18.1	$3.2	$82.9
Additions to property, plant and equipment	$16.9	$1.9	$3.5	$2.1	$24.4
(1)
The corporate and other category above reflects general corporate costs that were previously allocated to the OWN segment, DAS business unit and Home segment. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to the Home segment have been reallocated to the Company’s remaining segments and partially offset by income from the Vantiva TSA. The corporate and other costs related to the OWN segment and DAS business unit will be reallocated to the Company’s remaining segments beginning in the first quarter of 2025.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the year ended December 31, 2023 (as adjusted):

	CCS	NICS	ANS	Corporate and other (1)	Total
Net sales	$2,701.9	$773.7	$1,089.6	$—	$4,565.2
Acquisition-related adjustments (2)	—	1.3	—	—	1.3
Segment net sales	2,701.9	775.0	1,089.6	—	4,566.5

Cost and expenses:
Segment cost of sales	1,945.9	304.9	638.6	10.6
Segment operating expenses	417.3	339.9	256.7	87.7
Addback: Depreciation	(60.2)	(9.7)	(23.3)	(6.2)
Segment adjusted EBITDA	398.9	139.9	217.6	(92.1)	664.3
Amortization of intangible assets					(301.0)
Restructuring costs, net					(25.1)
Equity-based compensation					(38.6)
Asset impairments					(571.4)
Transaction, transformation and integration costs					(27.1)
Acquisition accounting adjustments					(1.3)
Patent claims and litigation settlements					3.5
Recovery of Russian accounts receivable					2.0
Cyber incident costs					(5.5)
Depreciation					(99.4)
Operating loss					(399.6)
Other expense, net					(598.8)
Loss from continuing operations before income taxes					$(998.4)

Depreciation	$60.2	$9.7	$23.3	$6.2	$99.4
Additions to property, plant and equipment	$32.6	$3.0	$12.9	$7.0	$55.5
(1)
The corporate and other category above reflects general corporate costs that were previously allocated to the OWN segment, DAS business unit and Home segment. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to the Home segment have been reallocated to the Company’s remaining segments and partially offset by income from the Vantiva TSA. The corporate and other costs related to the OWN segment and DAS business unit will be reallocated to the Company’s remaining segments beginning in the first quarter of 2025.
(2)
Reflects ARRIS acquisition accounting adjustments related to reducing deferred revenue to its estimated fair value.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the year ended December 31, 2022:

	CCS	NICS	ANS	Corporate and other (1)	Total
Net sales	$3,780.7	$671.7	$1,336.4	$—	$5,788.8
Acquisition-related adjustments (2)	—	2.1	3.3	—	5.4
Segment net sales	3,780.7	673.8	1,339.7	—	5,794.2

Cost and expenses:
Segment cost of sales	2,677.1	314.5	783.6	19.3
Segment operating expenses	504.4	358.0	308.0	108.5
Addback: Depreciation	(57.9)	(11.5)	(23.6)	(7.2)
Segment adjusted EBITDA	657.1	12.8	271.7	(120.6)	821.0
Amortization of intangible assets					(400.1)
Restructuring costs, net					(41.8)
Equity-based compensation					(49.7)
Asset impairments					(1,119.6)
Transaction, transformation and integration costs					(35.1)
Acquisition accounting adjustments					(5.4)
Patent claims and litigation settlements					(1.7)
Recovery of Russian accounts receivable					(2.7)
Depreciation					(100.2)
Operating loss					(935.3)
Other expense, net					(586.1)
Loss from continuing operations before income taxes					$(1,521.4)

Depreciation	$57.9	$11.5	$23.6	$7.2	$100.2
Additions to property, plant and equipment	$62.2	$6.3	$13.4	$8.7	$90.6
(1)
The corporate and other category above reflects general corporate costs that were previously allocated to the OWN segment, DAS business unit and Home segment. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to the Home segment have been reallocated to the Company’s remaining segments and partially offset by income from the Vantiva TSA. The corporate and other costs related to the OWN segment and DAS business unit will be reallocated to the Company’s remaining segments beginning in the first quarter of 2025.
(2)
Reflects ARRIS acquisition accounting adjustments related to reducing deferred revenue to its estimated fair value.

Customer and Supplier Information

No direct customer accounted for 10% or more of the Company’s total net sales during the years ended December 31, 2024, 2023 or 2022. Accounts receivable from Comcast Corporation (Comcast) represented approximately 12% of accounts receivable as of December 31, 2024. Accounts receivable from Comcast and Charter Communications, Inc. (Charter) represented approximately 16% and 12%, respectively, of accounts receivable as of December 31, 2023. Other than Comcast and Charter, no direct customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2024 or 2023.

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

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Related Party Transactions

See Note 15 for a discussion of the Convertible Preferred Stock issued to Carlyle to finance the ARRIS acquisition. Other than transactions related to the Convertible Preferred Stock and the Company’s continuing involvement with Vantiva discussed in Note 4, there were no material related party transactions for the years ended December 31, 2024, 2023 or 2022.

Geographic Information

Sales to customers located outside of the U.S. comprised 34.3%, 34.1% and 32.8% of total net sales during the years ended December 31, 2024, 2023 and 2022, respectively. Sales by geographic region, based on the destination of product shipments or service provided, were as follows:

	Year Ended December 31, 2024
	CCS	NICS	ANS	Total
Geographic Region:
United States	$1,839.0	$332.5	$590.0	$2,761.5
Europe, Middle East and Africa	438.6	107.1	53.2	598.9
Asia Pacific	393.6	79.7	42.2	515.5
Caribbean and Latin America	96.2	23.1	75.0	194.3
Canada	56.3	10.6	68.7	135.6
Consolidated net sales	$2,823.7	$553.0	$829.1	$4,205.8

	Year Ended December 31, 2023
	CCS	NICS	ANS	Total
Geographic Region:
United States	$1,723.5	$472.7	$813.4	$3,009.6
Europe, Middle East and Africa	401.9	154.9	85.2	642.0
Asia Pacific	380.1	106.7	26.4	513.2
Caribbean and Latin America	146.4	20.1	105.8	272.3
Canada	50.0	19.3	58.8	128.1
Consolidated net sales	$2,701.9	$773.7	$1,089.6	$4,565.2

Long-lived assets, excluding intangible assets, consist substantially of property, plant and equipment and right of use assets. The Company’s long-lived assets, excluding intangible assets, located in the U.S., EMEA, APAC and CALA regions represented the following percentages of such long-lived assets: 65%, 14%, 12% and 9%, respectively, as of December 31, 2024 and 67%, 13%, 11% and 9%, respectively, as of December 31, 2023.

CommScope Holding Company, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

The unaudited interim financial information below has been recast to reflect the discontinuation of the OWN segment, DAS business unit and Home business. See Note 4 for further information on discontinued operations.

	As Adjusted
	First Quarter 2024 (1)	Second Quarter 2024	Third Quarter 2024	Fourth Quarter 2024
Net sales	$900.9	$1,053.6	$1,082.2	$1,169.1
Gross profit	295.1	399.0	435.1	447.7
Operating income (loss)	(54.7)	91.4	102.2	117.6
Income (loss) from continuing operations	(242.9)	(56.3)	(96.7)	(65.1)
Net income (loss)	(333.7)	44.4	(33.0)	6.8
Net income (loss) attributable to common stockholders	(349.7)	28.2	(49.4)	(9.8)
Basic earnings (loss) from continuing operations per share	$(1.22)	$(0.34)	$(0.52)	$(0.38)
Diluted earnings (loss) from continuing operations per share	$(1.22)	$(0.34)	$(0.52)	$(0.38)

				As Adjusted
	First Quarter 2023	Second Quarter 2023	Third Quarter 2023	Fourth Quarter 2023 (1)
Net sales	$1,319.5	$1,269.2	$1,053.4	$923.1
Gross profit	489.7	452.1	380.2	342.2
Operating income (loss)	96.4	33.2	(408.4)	(120.8)
Loss from continuing operations	(42.1)	(106.0)	(533.8)	(413.9)
Net income (loss)	3.4	(100.4)	(828.7)	(581.1)
Net loss attributable to common stockholders	(11.7)	(115.7)	(844.2)	(597.0)
Basic loss from continuing operations per share	$(0.27)	$(0.58)	$(2.59)	$(2.03)
Diluted loss from continuing operations per share	$(0.27)	$(0.58)	$(2.59)	$(2.03)

(1) See Note 2 for further discussion of adjustments impacting certain financial results above.

20. SUBSEQUENT EVENTS

On January 31, 2025, the Company completed the previously announced sale of the OWN segment and the DAS business unit of the NICS segment to Amphenol, pursuant to the Purchase Agreement dated July 18, 2024, in exchange for approximately $2.1 billion in cash. The proceeds from the sale of the OWN segment and the DAS business unit were used to pay fees and expenses associated with the transactions and to repay all outstanding amounts under the Company’s Revolving Credit Facility, to repay in part the 2029 Secured Notes and to repay in full the 2026 Secured Notes (collectively, the Debt Repayment). In connection with the repayment of all outstanding amounts under the Revolving Credit Facility on January 31, 2025, the committed amount thereunder was reduced to $750.0 million, subject to borrowing base limitations.

On February 3, 2025, the Company completed (i) the redemption of $299,000,000 in aggregate principal amount of the 2029 Secured Notes, and following the redemption, $951,000,000 in aggregate principal amount of the 2029 Secured Notes remain outstanding and (ii) the redemption of all amounts outstanding under the 2026 Secured Notes. In connection with the redemption in full of the 2026 Secured Notes, the indenture governing the 2026 Secured Notes was satisfied and discharged. Following the consummation of the Debt Repayment on February 3, 2025, the conditions precedent were met for a 25 basis point reduction in the applicable margin on the 2029 Term Loan.

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

CommScope’s management assessed the effectiveness of CommScope’s internal control over financial reporting as of December 31, 2024. In making this assessment, CommScope’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2024, CommScope’s internal control over financial reporting is effective based on the COSO internal control criteria.

CommScope’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of CommScope’s internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

Our officers and directors did not enter into, modify or terminate any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed as Part of this Report:
1.
Audited Consolidated Financial Statements

The following consolidated financial statements of CommScope Holding Company, Inc. are included under Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2024, 2023 and 2022

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

*	2.2

Call Option Agreement, dated October 2, 2023, by and between CommScope Holding Company, Inc. and Vantiva S.A. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

*	2.3

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

Certificate of Increase of Shares Designated as Series A Convertible Preferred Stock, par value $0.01, of CommScope Holding Company, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 29, 2024).

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

Indenture, dated as of December 17, 2024, by and among CommScope, LLC, as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent, including the form of 9.500% Senior Secured Note due 2031 (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on December 17, 2024).

*	4.11

Description of Securities Registered Pursuant to Section 12 of the Exchange Act (Incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 20, 2020).

*	10.1	Form of Long-Term Cash Incentive Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2024).***
*	10.2

Success Bonus Agreement, dated July 22, 2024, between CommScope, LLC and Farid Firouzbakht (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on August 8, 2024).***

*	10.3

Success Bonus Agreement, dated September 15, 2023, between CommScope, LLC (f/k/a CommScope, Inc.) and Gonzaga Chow (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36046), filed with the SEC on November 9, 2023).***

*	10.4

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

*	10.7

Amendment to Employment Agreement between Claudius E. Watts, IV and CommScope, LLC (f/k/a CommScope, Inc.), dated October 4, 2022 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K (File No. 001-36046), filed with the SEC on February 17, 2023).***

*	10.8

Form of Severance Protection Agreement among CommScope, LLC (f/k/a CommScope, Inc.) and Kyle D. Lorentzen, Justin C. Choi, Robyn T. Mingle and Jennifer Crawford (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K (File No. 001-36046), filed with the SEC on February 17, 2023).***

*	10.9

Severance Protection Agreement between Charles L. Treadway and CommScope, LLC (f/k/a CommScope, Inc.), dated October 4, 2022 (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K (File No. 001-36046), filed with the SEC on February 17, 2023).***

*	10.10

Severance Protection Agreement between Claudius E. Watts and CommScope, Inc., dated October 4, 2022 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K (File No. 001-36046), filed with the SEC on February 17, 2023).***

*	10.11

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

*	10.19

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

CommScope Holding Company, Inc. Amended and Restated 2019 Long-Term Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265198), filed with the SEC on May 24, 2023).***

*	10.27

Investment Agreement, dated November 8, 2018, by and between CommScope Holding Company, Inc. and Carlyle Partners VII S1 Holdings, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on November 8, 2018).

*	10.28

Registration Rights Agreement, dated as of April 4, 2019, by and between CommScope Holding Company, Inc. and Carlyle Partners VII S1 Holdings, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on April 4, 2019).

*	10.29

Revolving Credit Agreement, dated as of April 4, 2019, and as amended by that certain Amendment Agreement, dated August 11, 2021, among CommScope Holding Company, Inc., CommScope, LLC (f/k/a CommScope, Inc.), the co-borrowers named therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on April 4, 2019).

*	10.30

Amendment No. 2, dated October 19, 2022, to the Revolving Credit Agreement, dated as of April 4, 2019, among CommScope Holding Company, Inc., CommScope, LLC (f/k/a CommScope, Inc.), the co-borrowers named therein, J.P. Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on October 20, 2022).

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

*	10.32

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

*	10.33

Amendment No 3. to Credit Agreement, dated as of December 17, 2024, by and among CommScope, LLC, as parent borrower, CommScope Holding Company, Inc., as holdings, the other credit parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders and issuing banks party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on December 17, 2024).

*	10.34

Term Loan Credit Agreement, dated as of December 17, 2024, by and among CommScope, LLC, as borrower, CommScope Holding Company, Inc., as holdings, Apollo Administrative Agency LLC, as administrative agent and collateral agent, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on December 17, 2024).

*	18.1

Preferability Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm (Incorporated by Reference to Exhibit 18.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on August 8, 2019).

*	19.1

CommScope Holding Company, Inc. Inside Information and Insider Trading Policy, effective May 18, 2023 (including Guidelines for a Rule 10b5-1 Plan) (Incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36046), filed with the SEC on February 29, 2024).

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

*	97.1

CommScope Holding Company, Inc. Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36046), filed with the SEC on February 29, 2024).

†	101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
†	101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

COMMSCOPE HOLDING COMPANY, INC

DATE: February 25, 2025	BY: /s/ Charles L. Treadway
Charles L. Treadway
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES L. TREADWAY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2025
Charles L. Treadway

/s/ KYLE D. LORENTZEN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2025
Kyle D. Lorentzen

/s/ JENNIFER L. CRAWFORD	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2025
Jennifer L. Crawford

/s/ CLAUDIUS E. WATTS IV	Director and Chairman of the Board	February 25, 2025
Claudius E. Watts IV

/s/ STEPHEN C. GRAY	Director	February 25, 2025
Stephen C. Gray

/s/ SCOTT H. HUGHES	Director	February 25, 2025
Scott H. Hughes

/s/ L. WILLIAM KRAUSE	Director	February 25, 2025
L. William Krause

/s/ JOANNE M. MAGUIRE	Director	February 25, 2025
Joanne M. Maguire

/s/ THOMAS J. MANNING	Director	February 25, 2025
Thomas J. Manning

/s/ PATRICK R. MCCARTER	Director	February 25, 2025
Patrick R. McCarter

/s/ DERRICK A. ROMAN	Director	February 25, 2025
Derrick A. Roman

/s/ TIMOTHY T. YATES	Director	February 25, 2025
Timothy T. Yates