Form 10-Q
period 2025-03-31
CommScope Holding Company, Inc.
filed 2025-05-01
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 21, 2025, there were 216,597,038 shares of common stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

March 31, 2025

PART 1 – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Operations
(Unaudited -- In millions, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$1,112.2	$900.9
Cost of sales	643.6	605.8
Gross profit	468.6	295.1
Transition service agreement income	8.7	9.6
Operating expenses:
Selling, general and administrative	194.2	175.1
Research and development	83.9	84.6
Amortization of purchased intangible assets	54.0	69.1
Restructuring costs, net	11.2	30.6
Total operating expenses	343.3	359.4
Operating income (loss)	134.0	(54.7)
Other income (expense), net	(9.1)	3.1
Interest expense	(173.7)	(167.7)
Interest income	4.4	3.6
Loss from continuing operations before income taxes	(44.4)	(215.7)
Income tax (expense) benefit	334.1	(27.2)
Income (loss) from continuing operations	289.7	(242.9)
Income (loss) from discontinued operations, net of income tax expense of $390.4 and $89.7, respectively	494.3	(90.8)
Net income (loss)	784.0	(333.7)
Series A convertible preferred stock dividends	(16.9)	(16.0)
Net income (loss) attributable to common stockholders	$767.1	$(349.7)

Basic:
Earnings (loss) from continuing operations per share	$1.26	$(1.22)
Earnings (loss) from discontinued operations per share	2.29	(0.43)
Earnings (loss) per share	$3.55	$(1.65)

Diluted:
Earnings (loss) from continuing operations per share	$1.06	$(1.22)
Earnings (loss) from discontinued operations per share	1.82	(0.43)
Earnings (loss) per share	$2.88	$(1.65)

Weighted average shares outstanding:
Basic	216.3	212.3
Diluted	271.9	212.3

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited – In millions)

	Three Months Ended
	March 31,
	2025	2024
Comprehensive income (loss):
Net income (loss)	$784.0	$(333.7)
Other comprehensive income, net of tax:
Foreign currency translation gain (loss), net of reclassifications to net income (loss)	136.3	(5.2)
Pension and other postretirement benefit activity	—	(0.2)
Gain (loss) on hedging instruments	(1.4)	6.8
Total other comprehensive income, net of tax	134.9	1.4
Total comprehensive income (loss)	$918.9	$(332.3)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share amounts)
	Unaudited March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$493.3	$564.9
Accounts receivable, net of allowance for doubtful accounts of $13.1 and $16.5, respectively	844.3	685.9
Inventories, net	765.7	736.8
Prepaid expenses and other current assets	185.9	139.4
Current assets held for sale	8.3	1,357.5
Total current assets	2,297.5	3,484.5
Property, plant and equipment, net of accumulated depreciation of $717.2 and $710.2, respectively	341.5	342.2
Goodwill	2,888.5	2,867.3
Other intangible assets, net	1,163.8	1,216.2
Deferred income taxes	514.3	537.7
Other noncurrent assets	301.8	299.6
Total assets	$7,507.4	$8,747.5
Liabilities and Stockholders' Deficit
Accounts payable	$467.5	$370.7
Accrued and other liabilities	581.4	613.7
Current liabilities held for sale	—	245.3
Total current liabilities	1,048.9	1,229.7
Long-term debt	7,244.7	9,238.4
Deferred income taxes	96.8	99.4
Other noncurrent liabilities	421.0	408.8
Total liabilities	8,811.4	10,976.3
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,244.2	1,227.3
Stockholders' deficit:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,244,203 and 1,227,328, respectively, Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 216,581,612 and 215,887,001, respectively	2.2	2.3
Additional paid-in capital	2,504.8	2,514.2
Accumulated deficit	(4,540.5)	(5,324.5)
Accumulated other comprehensive loss	(209.6)	(344.5)
Treasury stock, at cost: 15,946,870 shares and 15,647,303 shares, respectively	(305.1)	(303.6)
Total stockholders' deficit	(2,548.2)	(3,456.1)
Total liabilities and stockholders' deficit	$7,507.4	$8,747.5

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Cash Flows (1)
(Unaudited -- In millions)

	Three Months Ended
	March 31,
	2025	2024
Operating Activities:
Net income (loss)	$784.0	$(333.7)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	78.0	112.7
Equity-based compensation	7.5	11.2
Deferred income taxes	13.3	86.5
(Gain) loss on disposal of discontinued operations	(869.7)	21.9
Changes in assets and liabilities:
Accounts receivable	(149.9)	(30.1)
Inventories	(35.9)	31.4
Prepaid expenses and other assets	(49.0)	(71.9)
Accounts payable and other liabilities	20.5	(14.8)
Other	14.3	9.1
Net cash used in operating activities	(186.9)	(177.7)
Investing Activities:
Additions to property, plant and equipment	(15.5)	(6.0)
Net proceeds from divestiture	2,034.5	—
Other	—	8.6
Net cash generated by investing activities	2,019.0	2.6
Financing Activities:
Long-term debt repaid	(2,049.0)	(8.0)
Long-term debt proceeds	50.0	—
Debt issuance costs	(5.7)	—
Tax withholding payments for vested equity-based compensation awards	(1.5)	(0.2)
Net cash used in financing activities	(2,006.2)	(8.2)
Effect of exchange rate changes on cash and cash equivalents	4.1	(3.3)
Change in cash and cash equivalents	(170.0)	(186.6)
Cash and cash equivalents at beginning of period	663.3	543.8
Cash and cash equivalents at end of period	$493.3	$357.2

(1) The cash flows related to discontinued operations have not been segregated. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited – In millions, except share amounts)

	Three Months Ended
	March 31,
	2025	2024
Number of common shares outstanding:
Balance at beginning of period	215,887,001	212,108,634
Issuance of shares under equity-based compensation plans	994,178	231,834
Shares surrendered under equity-based compensation plans	(299,567)	(75,714)
Balance at end of period	216,581,612	212,264,754
Common stock:
Balance at beginning of period	$2.3	$2.3
Issuance of shares under equity-based compensation plans	(0.1)	—
Balance at end of period	$2.2	$2.3
Additional paid-in capital:
Balance at beginning of period	$2,514.2	$2,550.4
Equity-based compensation	7.5	11.2
Dividends on Series A convertible preferred stock	(16.9)	(16.0)
Balance at end of period	$2,504.8	$2,545.6
Accumulated deficit:
Balance at beginning of period	$(5,324.5)	$(5,009.0)
Net income (loss)	784.0	(333.7)
Balance at end of period	$(4,540.5)	$(5,342.7)
Accumulated other comprehensive loss:
Balance at beginning of period	$(344.5)	$(266.7)
Other comprehensive income, net of tax	134.9	1.4
Balance at end of period	$(209.6)	$(265.3)
Treasury stock, at cost:
Balance at beginning of period	$(303.6)	$(301.7)
Net shares surrendered under equity-based compensation plans	(1.5)	(0.2)
Balance at end of period	$(305.1)	$(301.9)
Total stockholders' deficit	$(2,548.2)	$(3,362.0)

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

On January 31, 2025, the Company completed the previously announced sale of the Outdoor Wireless Networks (OWN) segment and the Distributed Antenna Systems (DAS) business unit of the Networking, Intelligent Cellular & Security Solutions (NICS) segment to Amphenol Corporation (Amphenol), pursuant to the Purchase Agreement dated July 18, 2024, in exchange for approximately $2.0 billion (net of transaction expense and cash acquired), which is subject to adjustment. The OWN segment and DAS business unit qualified as “held for sale” per ASC 360-10 in the third quarter of 2024 and were classified as discontinued operations per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on the Company’s operations and financial results. For all periods presented, amounts in these condensed consolidated financial statements have been recast to reflect the discontinuation of the OWN segment and DAS business unit in accordance with this guidance. All discussions and results related to the NICS segment exclude the DAS business unit, since the DAS business unit was moved to held for sale in the third quarter of 2024. The discussions in these condensed consolidated financial statements relate solely to the Company’s continuing operations, unless otherwise noted. As a result, the Company is reporting financial performance based on the following remaining three operating segments, which excludes the OWN segment, DAS business unit of the NICS segment and Home Networks (Home) business: Connectivity and Cable Solutions (CCS), NICS and Access Networks Solutions (ANS). See Note 3 for further discussion of the discontinued operations related to the OWN segment, DAS business unit and Home business.

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

As of January 1, 2025, management shifted a product line from the Company’s NICS segment to the ANS segment to better align with how the businesses are managed. All prior period amounts in these condensed consolidated financial statements have been recast to reflect these operating segment changes.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2024 Annual Report. There were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Concentrations of Risk and Related Party Transactions

Net sales to Comcast Corporation and affiliates (Comcast) accounted for 10% of the Company’s total net sales during the three months ended March 31, 2025. Net sales to Charter Communications, Inc. (Charter) and Anixter International Inc. and its affiliates (Anixter) accounted for approximately 11% and 10%, respectively, of the Company's total net sales for the three months ended March 31, 2024. Other than Comcast, Charter and Anixter, no direct customer accounted for 10% or more of the Company's net sales during the three months ended March 31, 2025 or 2024. Accounts receivable from Comcast and Anixter represented approximately 12% and 11%, respectively, of the Company's accounts receivable as of March 31, 2025. Other than Comcast and Anixter, no direct customer accounted for 10% or more of the Company’s accounts receivable.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

As of March 31, 2025, funds affiliated with Carlyle Partners VII S1 Holdings, L.P. (Carlyle) owned 100% of the Company's Series A convertible preferred stock (the Convertible Preferred Stock), which was sold to Carlyle to fund a portion of the acquisition of ARRIS International plc (ARRIS) in 2019. See Note 11 for further discussion of the Convertible Preferred Stock. Other than transactions related to the Convertible Preferred Stock and the Company’s continuing involvement with Vantiva discussed in Note 3, there were no material related party transactions during the three months ended March 31, 2025.

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

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets:

	Three Months Ended
	March 31,
	2025	2024
Product warranty accrual, beginning of period	$20.0	$20.6
Provision for warranty claims	4.9	5.5
Warranty claims paid	(3.6)	(4.8)
Product warranty accrual, end of period	$21.3	$21.3

Non-cancellable Purchase Obligations

In July 2023, the Company entered into a long-term supply contract with a third-party to secure the supply of certain raw materials. Under the terms of the contract, the Company will make advance payments through 2026 totaling $120.0 million (undiscounted) and based on meeting certain minimum purchase requirements through 2031, such advance payments will be credited and applied to future orders on a quarterly basis beginning in 2027 through 2031. Advance payments of $60.0 million are recorded as other noncurrent assets on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024. The Company has committed to growing purchases of raw materials under this agreement to a level of approximately $137 million per year by 2026 and continuing through 2032.

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

Asset Impairments

Goodwill

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. As of January 1, 2025, the Company assessed goodwill for impairment due to a change in the composition of reporting units as a result of the product line shift from the NICS segment to the ANS segment and determined that no goodwill impairment existed. There were no goodwill impairments identified during the three months ended March 31, 2025 or 2024.

As of the most recent impairment test on October 1, 2024, the implied fair value of the ANS reporting units exceeded its respective carrying amount by 8%. Considering the low headroom going forward for the ANS reporting unit, there is a risk for future impairment in the event of further declines in general economic, market or business conditions or any significant unfavorable change in the forecasted cash flows, weighted average cost of capital or growth rates. If current and long-term projections for the ANS reporting unit are not realized or decrease materially, the Company may be required to recognize additional goodwill impairment charges, and these charges could be material to the results of operations.

Long-lived Assets

Long-lived assets, which include property, plant and equipment, intangible assets with finite lives and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions, there were no definite-lived intangible or other long-lived asset impairments identified during the three months ended March 31, 2025 or 2024.

Income Taxes

For the three months ended March 31, 2025, the Company recognized an income tax benefit of $334.1 million on a pretax loss of $44.4 million. The Company’s income tax benefit was greater than the statutory rate of 21.0% primarily due to $361.1 million of tax benefit recognized in the quarter associated with a tax planning strategy, as well as the tax benefit related to federal tax credits. Offsetting these benefits were the unfavorable impacts of $29.6 million of an additional valuation allowance recorded in the quarter related to current year federal and state interest limitation carryforwards and U.S. anti-deferral provisions.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

For the three months ended March 31, 2024, the Company recognized income tax expense of $27.2 million on a pretax loss of $215.7 million. The Company’s income tax expense was less than the statutory rate of 21.0% primarily due to the unfavorable impact of an additional valuation allowance related to current year federal and state interest limitation carryforwards and U.S. anti-deferral provisions, partially offset by tax benefits related to federal tax credits.

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

For the three months ended March 31, 2025 and 2024, 7.7 million and 18.0 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. Of those amounts, for the three months ended March 31, 2024, 1.4 million shares would have been considered dilutive if the Company had not been in a loss from continuing operations position.

For the three months ended March 31, 2024, 42.3 million of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive; however, they may have been considered dilutive if the Company had not been in a loss from continuing operations position.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the basis for the EPS computations (in millions, except per share data):

	March 31,
	2025	2024
Numerator:
Income (loss) from continuing operations	$289.7	$(242.9)
Income (loss) from discontinued operations, net of tax	494.3	(90.8)
Net income (loss)	$784.0	$(333.7)
Dividends on Series A convertible preferred stock	(16.9)	(16.0)
Net income (loss) attributable to common stockholders	$767.1	$(349.7)

Denominator:
Weighted average common shares outstanding – basic	216.3	212.3
Dilutive effect of as-if converted Series A convertible preferred stock	44.6	—
Dilutive effect of equity-based awards	11.0	—
Weighted average common shares outstanding – diluted	271.9	212.3

Basic:
Earnings (loss) from continuing operations per share	$1.26	$(1.22)
Earnings (loss) from discontinued operations per share	2.29	(0.43)
Earnings (loss) per share	$3.55	$(1.65)

Diluted:
Earnings (loss) from continuing operations per share	$1.06	$(1.22)
Earnings (loss) from discontinued operations per share	1.82	(0.43)
Earnings (loss) per share	$2.88	$(1.65)

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Recent Accounting Pronouncements

Issued but Not Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The new guidance improves the relevance and consistency in application of the induced conversion guidance in Subtopic 410-20. The amendments in this update clarify the requirements for determining whether settlements of convertible debt instruments should be accounted for as an induced conversion. The guidance also addresses the settlement of convertible debt instruments that are not currently convertible and provides additional clarification to assist stakeholders in applying the guidance. The guidance is effective for the Company on a prospective or retrospective basis, beginning January 1, 2026 for the interim and annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The new guidance improves disclosures for expenses of public entities and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Coupled with recent standards that enhanced the disaggregation of revenue and income tax information, the disaggregated expense information required by these amendments will enable investors to better understand the major components of an entity's income statement. The guidance is effective for the Company on a prospective or retrospective basis, as of January 1, 2027 for the annual period. Early adoption is permitted. As this ASU relates to disclosures only, there will be no impact to CommScope’s condensed consolidated results of operations and financial condition.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures by requiring additional information related to the rate reconciliation and income taxes paid, including 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) disaggregation of income taxes paid by jurisdiction. The guidance is effective for the Company on a prospective or retroactive basis, beginning January 1, 2025 for the annual period. Early adoption is permitted. The adoption of this ASU only affects the Company’s disclosures, with no impacts to the financial condition and results of operations.

2. ACQUISITIONS

On June 7, 2024, the Company acquired certain assets of Casa Systems, Inc. and its subsidiaries (Casa), which provides telecommunication infrastructure equipment and software-centric infrastructure solutions that allow cable service providers to deliver voice, video and data services over a single platform. The Company funded the purchase price of $45.1 million and settled certain assumed Casa Liabilities, with cash on hand.

For the three months ended March 31, 2025, the Company recorded $14.7 million of net sales included on the Condensed Consolidated Statements of Operations related to the Casa business.

For the three months ended March 31, 2025, the Company completed its acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, and made an adjustment to decrease the fair value of accounts receivable, net by $1.7 million with a corresponding increase of $1.7 million to goodwill. The fair value of accounts receivable, net is $3.5 million with a gross contractual amount of $12.2 million. The Company expects $8.7 million to be uncollectible.

3. DISCONTINUED OPERATIONS

OWN Segment and DAS business unit:

On January 31, 2025, the Company completed the previously announced sale of the OWN segment and the DAS business unit of the NICS segment to Amphenol, pursuant to the Purchase Agreement dated July 18, 2024, in exchange for net cash consideration of $2.0 billion. The proceeds are net of $9.1 million of transaction expenses and $83.2 million of cash included in the assets sold. The cash consideration is subject to adjustment based on a final determination of net working capital transferred to Amphenol.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The OWN segment and DAS business unit qualified as “held for sale” per ASC 360-10 in the third quarter of 2024 and were classified as a discontinued operation per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on the Company’s operations and financial results. As such, activity directly attributable to the OWN segment and DAS business unit has been removed from continuing operations and presented in income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for all periods presented. In addition, all assets and liabilities of the OWN segment and DAS business unit were classified as assets and liabilities held for sale on the Condensed Consolidated Balance Sheets as of December 31, 2024. Upon the closing of the transaction on January 31, 2025, the Company recognized a gain of $483.1 million on the disposal of the OWN segment and DAS business unit, which is included in income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2025.

In conjunction with the closing of the sale of the OWN segment and DAS business unit, the Company entered into a transition service agreement with Amphenol (Amphenol TSA), whereby the Company provides and receives certain post-closing support on a transitional basis. The terms of the Amphenol TSA vary based on the services provided thereunder, with the longest such term having a duration of twelve months, excluding certain services related to manufacturing facilities. The Amphenol TSA provides options to extend services for up to two renewal terms of three months each. For the three months ended March 31, 2025, the Company recognized income of $7.1 million under the Amphenol TSA, which is included in transition service agreement income on the Condensed Consolidated Statement of Operations.

Also, in connection with the transaction, the Company entered into several other contractual arrangements with Amphenol, including a Manufacturing Supply Agreement (Amphenol MSA), Sales and Supply Agreement and a Master Professional Services Agreement.

Under the Amphenol MSA, the Company will continue to manufacture and supply certain products to the divested business. Under the terms of the Amphenol MSA, the Company is obligated to provide manufacturing services for a period of up to twelve months following the closing date of the transaction, unless earlier terminated by the parties. The agreement was entered into to facilitate the operational transition and ensure continuity of supply for Amphenol's customers. Pursuant to the Amphenol MSA, the Company has acquired components directly from Amphenol and is also responsible for procuring certain components from suppliers for the manufacturing of finished goods at the direction of Amphenol. As the Company does not obtain control of these components before they are transferred to Amphenol, the Company accounts for revenue associated with such components on a net basis. For the three months ended March 31, 2025, the Company recognized net revenues of $1.6 million under the Amphenol MSA presented within income (loss) from discontinued operations on the Condensed Consolidated Statement of Operations.

The Sales and Supply Agreement and Master Professional Services Agreement, enable the companies to act as both a buyer and seller of each other’s products and services in instances where those offerings might be integral to the Company’s remaining operations. The Sales and Supply Agreement is effective for a term of thirty-six months and the Master Professional Services Agreement term is indefinite, unless either of the agreements are terminated early. The Company has evaluated these arrangements and concluded that while they represent ongoing business activity, they do not constitute a continuation of the disposed business. Accordingly, revenues and expenses generated from these agreements are presented within income (loss) from continuing operations on the condensed consolidated financial statements.

Home Networks business:

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Home business qualified as “held for sale” per ASC 360-10 in the fourth quarter of 2023 and was classified as a discontinued operation per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on the Company’s operations and financial results. As such, activity directly attributable to the Home business has been removed from continuing operations and presented in income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for all periods presented. In addition, all assets and liabilities of the Home business were classified as assets and liabilities held for sale on the Condensed Consolidated Balance Sheets as of December 31, 2023. In connection with the “held for sale” classification, the Company recognized a loss on classification as held for sale of $203.4 million in the fourth quarter of 2023. Upon the closing of the transaction on January 9, 2024, the Company recognized an additional loss of $43.4 million on the disposal of the Home business for the three months ended March 31, 2024.

In conjunction with the closing of the Home business transaction, the Company entered into a transition service agreement with Vantiva (Vantiva TSA), whereby the Company provides and receives certain post-closing support on a transitional basis. The terms of the Vantiva TSA vary based on the services provided thereunder, with the longest such term having a duration of thirty-six months. The Vantiva TSA provides options to extend services for up to two renewal terms of six months each. For the three months ended March 31, 2025 and 2024, the Company recognized income of $1.6 million and $9.6 million, respectively, under the Vantiva TSA, which is included in transition service agreement income within income (loss) from continuing operations on the Condensed Consolidated Statements of Operations.

Following the closing of the transaction, the Company also entered into a Supply Agreement with Vantiva (Vantiva Supply Agreement), whereby the Company sells certain retained inventory at cost, or market price if below cost, for a period of two years.

The Company’s investment in Vantiva is accounted for using the equity method of accounting, and the carrying value of the investment is included in other noncurrent assets on the Condensed Consolidated Balance Sheets. The Company recognized a loss on its investment of $17.0 million in the second quarter of 2024, as a result of recording its proportionate share of loss on its equity investment, which is recorded on a one-quarter lag basis in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statements of Operations beginning in the second quarter of 2024. The investment in the ordinary shares is subject to a lock-up period, until the earlier of eighteen months, or the occurrence of a change of control or the entry into an agreement that would result in a change of control, following closing.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes for the three months ended March 31, 2025 and 2024:

	OWN		DAS		Home		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Net sales	$86.9	$196.1	$11.7	$71.4	$4.2	$10.7	$102.8	$278.2
Cost of sales (1)	49.8	118.7	10.0	39.3	4.3	23.7	64.1	181.7
Gross profit	37.1	77.4	1.7	32.1	(0.1)	(13.0)	38.7	96.5
Operating expenses:
Selling, general and administrative	15.5	15.0	3.7	9.6	(2.6)	15.5	16.6	40.1
Research and development	3.1	12.1	3.0	7.7	—	0.2	6.1	20.0
Amortization of purchased intangible assets	—	3.9	—	1.2	—	6.4	—	11.5
Total operating expenses	18.6	31.0	6.7	18.5	(2.6)	22.1	22.7	71.6
Operating income (loss)	18.5	46.4	(5.0)	13.6	2.5	(35.1)	16.0	24.9
Other income (expense), net	(1.0)	(4.1)	—	—	—	—	(1.0)	(4.1)
Income (loss) from operations of discontinued businesses before income taxes	17.5	42.3	(5.0)	13.6	2.5	(35.1)	15.0	20.8
Gain (loss) on disposal of discontinued operations before income taxes	869.7	—	—	—	—	(21.9)	869.7	(21.9)
Income tax (expense) benefit	(391.0)	(55.3)	1.2	(17.7)	(0.6)	(16.7)	(390.4)	(89.7)
Income (loss) from discontinued operations, net of income taxes	$496.2	$(13.0)	$(3.8)	$(4.1)	$1.9	$(73.7)	$494.3	$(90.8)
(1)
Cost of sales includes a charge of $19.5 million for excess and obsolete inventory related to the Home business during the three months ended March 31, 2024.

The following table presents balance sheet information for assets and liabilities held for sale related to the discontinued operations:

December 31, 2024
Cash and cash equivalents	$98.4
Accounts receivable, net	253.5
Inventories, net	188.4
Prepaid expenses and other current assets	12.6
Property, plant, and equipment, net	56.9
Goodwill	617.8
Other intangible assets, net	111.6
Other noncurrent assets	10.0
Total current assets held for sale	$1,349.2
Total assets held for sale	$1,349.2

Accounts payable	$151.8
Accrued and other liabilities	93.5
Total current liabilities held for sale	$245.3
Total liabilities held for sale	$245.3

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the details of the gain (loss) on disposal of the OWN segment and DAS business unit, collectively, and the Home business:

	OWN/DAS	Home
	January 31, 2025	January 9, 2024
Cash consideration received (net of cash acquired)	$2,034.5	$—
Transaction expense	(9.1)	—
Fair value of shares issued to seller	—	17.0
Total disposal consideration	2,025.4	17.0
Carrying value of net assets sold	(1,057.8)	(11.5)
Gain on disposal before income taxes and reclassification of foreign currency translation	967.6	5.5
Reclassification of foreign currency translation	(97.9)	(27.4)
Gain (loss) on disposal before income taxes	869.7	(21.9)
Income tax expense	(386.6)	(21.5)
Gain (loss) on disposal, net of income taxes	$483.1	$(43.4)

The cash flows related to discontinued operations have not been segregated on the Condensed Consolidated Statements of Cash Flows, and accordingly, they include the results from continuing and discontinued operations. The following table summarizes the Company’s cash inflows related to the ongoing activities of the discontinued operations, including the Vantiva TSA and inventory sales resulting from the Vantiva Supply Agreement and Amphenol MSA, as described above, for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Vantiva TSA fees	$2.8	$2.6
Vantiva Supply Agreement inventory sales	4.3	—
Amphenol MSA inventory sales	1.2	—

The following table summarizes significant non-cash operating items of the discontinued operations included on the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2025	2024
Gain on disposal of OWN segment and DAS business unit	$(869.7)	$—
Equity-based compensation	0.4	1.4
Loss on disposal of Home business	—	21.9
Depreciation and amortization	—	14.3
Capital expenditures	—	0.3

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

4. GOODWILL

The following table presents the activity in goodwill by reportable segment:

	December 31, 2024			Activity	March 31, 2025
	Goodwill	Accumulated Impairment Losses	Total	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
CCS	$2,258.3	$(150.6)	$2,107.7	$17.8	$2,276.1	$(150.6)	$2,125.5
NICS	534.7	(41.2)	493.5	1.4	536.1	(41.2)	494.9
ANS	2,000.1	(1,734.0)	266.1	2.0	2,002.1	(1,734.0)	268.1
Total	$4,793.1	$(1,925.8)	$2,867.3	$21.2	$4,814.3	$(1,925.8)	$2,888.5

During the three months ended March 31, 2025, the Company recorded an additional $1.7 million of goodwill in the ANS segment related to the Casa acquisition.

5. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

See Note 9 for the presentation of net sales by segment and geographic region.

Allowance for Doubtful Accounts

	Three Months Ended
	March 31,
	2025	2024
Allowance for doubtful accounts, beginning of period	$16.5	$24.3
Benefit	(1.5)	(0.6)
Write-offs	(2.1)	(1.2)
Foreign exchange and other	0.2	(0.3)
Allowance for doubtful accounts, end of period	$13.1	$22.2

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers:

Contract Balance Type	Balance Sheet Location	March 31, 2025	December 31, 2024
Unbilled accounts receivable	Accounts receivable, net of allowance for doubtful accounts	$11.5	$11.9

Deferred revenue - current	Accrued and other liabilities	$126.8	$95.5
Deferred revenue - noncurrent	Other noncurrent liabilities	85.3	84.2
Total contract liabilities		$212.1	$179.7

There were no material changes to contract asset balances for the three months ended March 31, 2025 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2024 to March 31, 2025 was primarily due to upfront support billings to be recognized over the support term. During the three months ended March 31, 2025, the Company recognized $34.0 million of revenue related to contract liabilities recorded as of December 31, 2024.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

6. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	March 31, 2025	December 31, 2024
Accounts receivable - trade	$852.6	$693.8
Accounts receivable - other	4.8	8.6
Allowance for doubtful accounts	(13.1)	(16.5)
Total accounts receivable, net	$844.3	$685.9

Inventories

	March 31, 2025	December 31, 2024
Raw materials	$397.9	$391.7
Work in process	177.8	154.6
Finished goods	190.0	190.5
Total inventories, net	$765.7	$736.8

Accrued and Other Liabilities

	March 31, 2025	December 31, 2024
Compensation and employee benefit liabilities	$129.7	$172.8
Deferred revenue	126.8	95.5
Accrued interest	51.4	112.4
Operating lease liabilities	32.1	33.7
Product warranty accrual	19.4	17.9
Other	222.0	181.4
Total accrued and other liabilities	$581.4	$613.7

Operating Lease Information

	Balance Sheet Location	March 31, 2025	December 31, 2024
Right of use assets	Other noncurrent assets	$123.7	$129.3

Lease liabilities - current	Accrued and other liabilities	$32.1	33.7
Lease liabilities - noncurrent	Other noncurrent liabilities	109.0	111.7
Total lease liabilities		$141.1	$145.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss (AOCL), net of tax:

	March 31,
	2025	2024
Foreign currency translation
Balance at beginning of period	$(308.8)	$(232.4)
Other comprehensive income (loss)	38.4	(32.6)
Amounts reclassified from AOCL	97.9	27.4
Balance at end of period	$(172.5)	$(237.6)

Defined benefit plan activity
Balance at beginning of period	$(15.5)	$(14.9)
Other comprehensive loss	—	(0.2)
Balance at end of period	$(15.5)	$(15.1)

Hedging instruments
Balance at beginning of period	$(20.2)	$(19.4)
Other comprehensive income (loss)	(1.4)	6.8
Balance at end of period	$(21.6)	$(12.6)
Net AOCL at end of period	$(209.6)	$(265.3)

During the three months ended March 31, 2025 and 2024 the amount reclassified from net AOCL related to foreign currency translation was recorded in the gain (loss) on disposal of the OWN segment and DAS business unit, collectively, and Home business, included in income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations.

Cash Flow Information

	March 31,
	2025	2024
Cash paid during the period for:
Income taxes, net of refunds	$20.5	$13.4
Interest	222.0	217.8
Non-cash investing activities:
Equity method investment from divestiture	—	17.0

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

7. FINANCING

	March 31, 2025	December 31, 2024
7.125% senior notes due July 2028	$641.6	$641.6
5.00% senior notes due March 2027	750.0	750.0
8.25% senior notes due March 2027	866.9	866.9
9.50% senior secured notes due December 2031	1,000.0	1,000.0
4.75% senior secured notes due September 2029	951.0	1,250.0
6.00% senior secured notes due March 2026	—	1,500.0
Senior secured term loan due December 2029	3,150.0	3,150.0
Senior secured revolving credit facility	—	200.0
Total principal amount of debt	7,359.5	9,358.5
Less: Original issue discount, net of amortization	(58.5)	(60.5)
Less: Debt issuance costs, net of amortization	(56.3)	(59.6)
Less: Current portion	—	—
Total long-term debt	$7,244.7	$9,238.4

On January 31, 2025, the Company used the proceeds from the sale of the OWN segment and DAS business unit to pay fees and expenses associated with the transaction and to repay the outstanding amount of $250.0 million under the Company’s asset-based revolving credit facility (the Revolving Credit Facility). In addition, on February 3, 2025, the Company repurchased $299.0 million in aggregate principal amount of the 4.75% senior secured notes due September 2029 (the 2029 Secured Notes) and repurchased in full the $1,500.0 million outstanding amount of the 6.00% senior secured notes due March 2026 (the 2026 Secured Notes) with the proceeds from the sale. Following the repurchases, $951.0 million in aggregate principal amount of the 2029 Secured Notes remain outstanding, and the indenture governing the 2026 Secured Notes was satisfied and discharged. Following the consummation of the repurchases on February 3, 2025, the conditions precedent were met for a 25 basis point reduction in the applicable margin on the senior secured term loan due December 2029 (the 2029 Term Loan). In connection with the repayment of all outstanding amounts under the Revolving Credit Facility on January 31, 2025, the committed amount thereunder was reduced to $750.0 million, subject to borrowing base limitations.

During the quarter ended March 31, 2025, the Company incurred $6.8 million of additional debt issuance costs related to its refinancing completed in December 2024. Debt issuance costs of $5.7 million were recorded as a reduction of the carrying amount of the debt, and $1.1 million were included in other income (expense), net on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2025, the Company wrote-off $7.3 million of existing debt issuance costs associated with the repurchases of the 2029 Secured Notes and the 2026 Secured Notes, and the reduction in the borrowing capacity under the Revolving Credit Facility, as discussed above, which were included as interest expense in the Condensed Consolidated Statements of Operations.

Senior Secured Credit Facilities

No portion of the 2029 Term Loan was reflected as a current portion of long-term debt as of March 31, 2025 related to the potentially required excess cash flow payment because no such payment is expected to be required. There is no excess cash flow payment required in 2025 related to 2024.

During the three months ended March 31, 2025, the Company borrowed $50.0 million and repaid $250.0 million under the Revolving Credit Facility and had availability of $363.2 million, after giving effect to borrowing base limitations and outstanding letters of credit.

Other Matters

The following table summarizes scheduled maturities of long-term debt as of March 31, 2025:

	Remainder of 2025	2026	2027	2028	2029	Thereafter
Scheduled maturities of long-term debt	$—	$—	$1,616.9	$641.6	$4,101.0	$1,000.0

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company’s non-guarantor subsidiaries held $2,118 million, or 28%, of total assets and $447 million, or 5%, of total liabilities as of March 31, 2025 and accounted for $294 million, or 24% of net sales for the three months ended March 31, 2025. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 8.56% and 8.09% as of March 31, 2025 and December 31, 2024, respectively.

8. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate swap contracts and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of March 31, 2025 and December 31, 2024 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts as of March 31, 2025 and December 31, 2024, are as follows:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$2.2	$2.2	$—	$—	Level 2
Liabilities:
7.125% senior notes due 2028	$641.6	$563.0	$641.6	$561.4	Level 2
5.00% senior notes due 2027	750.0	670.3	750.0	669.5	Level 2
8.25% senior notes due 2027	866.9	818.5	866.9	826.8	Level 2
9.50% senior secured notes due 2031	1,000.0	1,028.1	1,000.0	1,035.0	Level 2
4.75% senior secured notes due 2029	951.0	843.7	1,250.0	1,117.2	Level 2
6.00% senior secured notes due 2026	—	—	1,500.0	1,486.9	Level 2
Senior secured term loan due 2029	3,150.0	3,126.4	3,150.0	3,189.4	Level 2
Senior secured revolving credit facility	—	—	200.0	190.0	Level 2
Foreign currency contracts	0.2	0.2	3.4	3.4	Level 2
Interest rate swap contracts	4.1	4.1	2.4	2.4	Level 2

Non-Recurring Fair Value Measurements

During the quarter ended March 31, 2025, the Company recorded a gain on disposal of the OWN segment and DAS business unit in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statements of Operations. The fair values were determined using Level 2 and Level 3 valuation inputs. See Note 3 in these unaudited condensed consolidated financial statements.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

9. SEGMENTS AND GEOGRAPHIC INFORMATION

As a result of the sale of the OWN segment and DAS business unit, and the divestiture of the Home business, the Company manages its continuing operations and is reporting financial performance based on the following remaining three operating segments: CCS, NICS and ANS. In addition, as of January 1, 2025, management shifted a product line from the Company’s NICS segment to its ANS segment to better align with how the businesses are managed. For all periods presented, amounts have been recast to reflect these operating segment changes.

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

NICS - The segment provides wireless networks for enterprises and service providers. Product offerings include indoor cellular solutions such as indoor and outdoor Wi-Fi and long-term evolution (LTE) access points, access and aggregation switches; an Internet of Things suite, on-premises and cloud-based control and management systems; and software and software-as-a-service applications addressing security, location, reporting and analytics.

ANS - The segment’s product solutions include cable modem termination systems, video infrastructure, public key infrastructure solutions, distribution and transmission equipment and cloud solutions that enable facility-based service providers to construct a state-of-the-art residential and metro distribution network.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides summary financial information by reportable segment:

	March 31, 2025	December 31, 2024
Identifiable segment-related assets: (1)
CCS	$3,840.5	$3,603.7
NICS	886.1	886.5
ANS	1,732.6	1,688.8
Corporate and other (2)	—	93.9
Total identifiable segment-related assets	6,459.2	6,272.9
Reconciliation to total assets:
Cash and cash equivalents	493.3	564.9
Deferred income tax assets	514.3	537.7
Divested business assets (3)	32.3	14.5
Assets held for sale	8.3	1,357.5
Total assets	$7,507.4	$8,747.5
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
(2)
The corporate and other line item above reflects assets related to the OWN segment and DAS business unit which were not transferred upon sale.
(3)
The divested business assets line item above reflects certain assets retained by the Company related to continuing involvement in divested businesses. The Company has entered into the Vantiva Supply Agreement, pursuant to which the Company will sell the retained inventory to Vantiva at cost, or market price if below cost, for a period of two years following the close of the transaction. In addition, the Company has entered into the Amphenol MSA related to the OWN segment and DAS business unit, pursuant to which the Company will continue to manufacture and supply certain products to the divested business for a period of twelve months. The assets reflect the inventory pursuant to the above agreements. Inventory related to the Home business was $10.0 million and $14.5 million as of March 31, 2025 and December 31, 2024, respectively. Inventory related to the OWN segment and DAS business unit was $22.3 million as of March 31, 2025.

The Company organizes its business segments based on the nature of products and services offered. Segment information is presented on the same basis that the Company's Chief Executive Officer, who is the chief operating decision-maker, uses to manage its segments, evaluate financial results and make key operating decisions. The Company’s measurement of segment performance is adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization). The Company defines adjusted EBITDA as operating income (loss), adjusted to exclude depreciation, amortization of intangible assets, restructuring costs, asset impairments, equity-based compensation, transaction, transformation and integration costs and other items that the Company believes are useful to exclude in the evaluation of operating performance from period to period because these items are not representative of the Company’s recurring business.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the three months ended March 31, 2025:

	CCS	NICS	ANS	Corporate and other (1)	Total
Net sales	$724.1	$163.1	$225.0	$—	$1,112.2

Cost and expenses:
Segment cost of sales	452.9	62.0	127.3	0.9
Segment operating expenses	102.2	77.5	63.4	4.0
Addback: Depreciation	(13.1)	(1.3)	(3.9)	—
Segment adjusted EBITDA	182.1	24.9	38.2	(4.9)	240.3
Amortization of intangible assets					(54.0)
Restructuring costs, net					(11.2)
Equity-based compensation					(7.1)
Transaction, transformation and integration costs					(15.7)
Depreciation					(18.3)
Operating income					134.0
Other expense, net					(178.4)
Loss from continuing operations before income taxes					$(44.4)

Depreciation	$13.1	$1.3	$3.9	$—	$18.3
Additions to property, plant and equipment	$14.2	$0.1	$1.2	$—	$15.5
(1)
The corporate and other line item above reflects general corporate costs that were previously allocated to the OWN segment, DAS business unit and Home segment. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to the Home segment have been reallocated to the Company’s remaining segments and partially offset by income from the Vantiva TSA. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the three months ended March 31, 2024:

	CCS	NICS	ANS	Corporate and other (1)	Total
Net sales	$604.7	$108.2	$188.0	$—	$900.9

Cost and expenses:
Segment cost of sales	427.8	55.6	119.7	1.9
Segment operating expenses	93.4	71.3	60.5	9.4
Addback: Depreciation	(13.9)	(2.1)	(6.0)	(0.8)
Segment adjusted EBITDA	97.4	(16.6)	13.8	(10.5)	84.1
Amortization of intangible assets					(69.1)
Restructuring costs, net					(30.6)
Equity-based compensation					(9.8)
Transaction, transformation and integration costs					(6.5)
Depreciation					(22.8)
Operating loss					(54.7)
Other expense, net					(161.0)
Loss from continuing operations before income taxes					$(215.7)

Depreciation	$13.9	$2.1	$6.0	$0.8	$22.8
Additions to property, plant and equipment	$3.6	$0.4	$1.1	$0.6	$5.7
(1)
The corporate and other line item above reflects general corporate costs that were previously allocated to the OWN segment, DAS business unit and Home segment. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to the Home segment have been reallocated to the Company’s remaining segments and partially offset by income from the Vantiva TSA. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 31.0% of total net sales for the three months ended March 31, 2025 compared to 34.5% of total net sales for the three months ended March 31, 2024. Sales by geographic region, based on the destination of product shipments or service provided, were as follows:

	Three Months Ended March 31, 2025
	CCS	NICS	ANS	Total
Geographic Region:
United States	$503.5	$105.3	$158.8	$767.6
Europe, Middle East and Africa	93.2	31.4	21.6	146.2
Asia Pacific	84.8	19.6	8.8	113.2
Caribbean and Latin America	24.7	3.9	15.1	43.7
Canada	17.9	2.9	20.7	41.5
Consolidated net sales	$724.1	$163.1	$225.0	$1,112.2

	Three Months Ended March 31, 2024
	CCS	NICS	ANS	Total
Geographic Region:
United States	$388.2	$60.8	$140.8	$589.8
Europe, Middle East and Africa	99.2	23.2	12.2	134.6
Asia Pacific	84.1	17.5	8.5	110.1
Caribbean and Latin America	23.5	4.7	16.0	44.2
Canada	9.7	2.0	10.5	22.2
Consolidated net sales	$604.7	$108.2	$188.0	$900.9

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

The Company’s net pretax restructuring activity included in restructuring costs, net on the Condensed Consolidated Statements of Operations, by segment, was as follows:

	Three Months Ended
	March 31,
	2025	2024
CCS	$1.0	$0.3
NICS	1.6	1.1
ANS	8.4	29.0
Corporate and other	0.2	0.2
Total	$11.2	$30.6

The corporate and other line item above reflects general corporate restructuring costs that were previously allocated to the OWN segment, DAS business unit and Home segment. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to the Home segment have been reallocated to the Company’s remaining segments and partially offset by income from the Vantiva TSA. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	March 31, 2025	December 31, 2024
Accrued and other liabilities	$8.2	$4.0
Other noncurrent liabilities	—	—
Total restructuring liabilities	$8.2	$4.0

CommScope NEXT Restructuring Actions

In the first quarter of 2021, the Company announced and began implementing a business transformation initiative called CommScope NEXT. This initiative is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. The activity within the liability established for CommScope NEXT restructuring actions was as follows:

	Employee-Related Costs	Other	Total
Balance at December 31, 2024	$4.0	$—	$4.0
Additional expense, net	10.4	0.8	11.2
Cash paid	(6.3)	(1.4)	(7.7)
Third-party indemnification reimbursement (1)	—	0.6	0.6
Foreign exchange and other non-cash items	0.1	—	0.1
Balance at March 31, 2025	$8.2	$0.0	$8.2

(1) Reflects the reimbursement of other costs from a third-party, for which the Company is obligated to pay.

CommScope NEXT actions to date have included the closure of manufacturing, administration and warehouse facilities, as well as headcount reductions in other manufacturing locations and engineering, marketing, sales and administrative functions, and asset impairments associated with restructuring-related actions. During the three months ended March 31, 2025, additional expenses were recorded for employee-related costs for severance, as well as lease termination and idle facility costs during the period.

The Company has recognized restructuring charges of $196.6 million to date related to CommScope NEXT actions. The Company expects to make cash payments of $8.2 million during the remainder of 2025 to settle CommScope NEXT restructuring actions. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

11. SERIES A CONVERTIBLE PREFERRED STOCK

On April 4, 2019, the Company issued and sold 1,000,000 shares of the Convertible Preferred Stock to Carlyle for $1.0 billion, or $1,000 per share, pursuant to an Investment Agreement between the Company and Carlyle, dated November 8, 2018. The Convertible Preferred Stock is convertible, at the option of the holders, at any time into shares of CommScope common stock at an initial conversion rate of 36.3636 shares of common stock per share of the Convertible Preferred Stock (equivalent to $27.50 per common share). The conversion rate is subject to customary antidilution and other adjustments. As of March 31, 2025, the Company had authorized 1,400,000 shares of the Convertible Preferred Stock.

Holders of the Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. Dividends can be paid in cash, in-kind through the issuance of additional shares of the Convertible Preferred Stock or any combination of the two, at the Company’s option. During the three months ended March 31, 2025 and 2024, the Company paid dividends in-kind of $16.9 million and $16.0 million, respectively, which were recorded as additional Convertible Preferred Stock on the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report, as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report).

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

CommScope NEXT

Since 2021, we have been engaged in a transformation initiative referred to as CommScope NEXT, which is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We believe these efforts are critical to making us more competitive and allowing us to invest in growth, de-leverage our indebtedness and maximize stockholder and other stakeholder value in the future. We continue to focus on driving operational efficiencies and other cost savings initiatives, as well as portfolio optimization, all of which is enabling us to take advantage of the recovery in demand that we started to see beginning in late 2024 and which has continued into 2025. We continue to analyze the impacts of the recently announced tariffs under the current U.S. administration; however, we believe we have a manageable plan in place to prepare for potential impacts with our flexible manufacturing footprint, broad supplier base and pricing strategy. Our approach of focusing on matters in our control has driven improved results in the first quarter of 2025 and will remain our focus for the remainder of 2025.

To that end, we incurred $11.2 million and $30.6 million of net restructuring costs and $15.8 million and $6.6 million of transaction, transformation and integration costs during the three months ended March 31, 2025 and 2024, respectively, primarily related to CommScope NEXT initiatives. We expect to continue to incur such costs during 2025 as we continue executing on CommScope NEXT initiatives, and the resulting charges and cash requirements could be material.

On January 31, 2025, we completed the previously announced sale of our Outdoor Wireless Networks (OWN) segment and the Distributed Antenna Systems (DAS) business unit of our Networking, Intelligent Cellular & Security Solutions (NICS) segment to Amphenol Corporation (Amphenol), pursuant to the Purchase Agreement dated July 18, 2024, in exchange for approximately $2.0 billion (net of transaction expense and cash acquired), which is subject to adjustment. The OWN segment and DAS business unit qualified as “held for sale” per ASC 360-10 in the third quarter of 2024 and were classified as discontinued operations per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on the Company’s operations and financial results. For all periods presented, amounts in these condensed consolidated financial statements have been recast to reflect the discontinuation of our OWN segment and DAS business unit in accordance with this guidance. All discussions and results related to our NICS segment exclude the DAS business unit, since the DAS business unit was moved to held for sale in the third quarter of 2024.

In January 2024, we completed the sale of our Home Networks (Home) segment and substantially all of the associated segment assets and liabilities (Home business) to Vantiva SA (Vantiva) pursuant to the Call Option Agreement entered into on October 2, 2023 and the Purchase Agreement dated as of December 7, 2023. In the fourth quarter of 2023, we determined our Home business qualified as “held for sale” and was classified as discontinued operations in accordance with accounting guidance.

Our continuing operations results include general corporate costs that were previously allocated to our OWN segment, DAS business unit and Home segment. These indirect costs, reflected on the corporate and other line item within our segment information below, are classified as continuing operations, since they were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to our Home segment have been reallocated to our remaining segments and partially offset by income from our transition service agreement with Vantiva (Vantiva TSA). Beginning in the first quarter of 2025, the corporate and other costs related to our OWN segment and DAS business have been reallocated to our remaining segments and partially offset by income from our transition service agreement with Amphenol (Amphenol TSA).

Additionally, below we refer to certain supplementary Core financial measures, which reflect the results of our Connectivity and Cable Solutions (CCS), NICS and Access Networks Solutions (ANS) segments, in the aggregate, and exclude general corporate costs that were previously allocated to our OWN segment, DAS business unit and Home segment, since these costs were not directly attributable to these discontinued operations. The Core results represent the business results as currently managed and reported by the Company. Future results and the composition of any business divested in the future may vary and differ materially from the presentation of the Core financial measures. See the “Segment Results” section below for the aggregation of our Core financial measures.

Unless otherwise noted, the following discussions relate solely to our continuing operations. As a result, we are reporting financial performance based on the following remaining three operating segments, which excludes the OWN segment, DAS business unit of the NICS segment and Home business: CCS, NICS and ANS. For further discussion of the discontinued operations related to our OWN segment, DAS business unit and Home business, see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements.

For more discussion on risks related to our customers, see Part I, Item 1A, “Risk Factors” in our 2024 Annual Report.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies as disclosed in our 2024 Annual Report.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 WITH THE THREE MONTHS ENDED MARCH 31, 2024

	Three Months Ended
	March 31,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,112.2	100.0%	$900.9	100.0%	$211.3	23.5%
Gross profit	468.6	42.1	295.1	32.8	173.5	58.8
Operating income (loss)	134.0	12.0	(54.7)	(6.1)	188.7	NM
Core operating income (1)	140.0	12.6	(42.1)	(4.7)	182.1	NM
Non-GAAP adjusted EBITDA (2)	240.3	21.6	84.1	9.3	156.2	185.7
Core adjusted EBITDA (1)	245.2	22.0	94.6	10.5	150.6	159.2
Income (loss) from continuing operations	289.7	26.0	(242.9)	(27.0)	532.6	NM
Diluted earnings (loss) from continuing operations per share	$1.06		$(1.22)		$2.28	NM

NM – Not meaningful
(1)
Core financial measures reflect the results of the CCS, NICS and ANS segments, in the aggregate, and exclude general corporate costs that were previously allocated to our OWN segment, DAS business unit and Home segment, since these costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, these costs related to our Home segment have been reallocated to our remaining segments and partially offset by income from the Vantiva TSA. Beginning in the first quarter of 2025, these costs related to our OWN segment and DAS business unit have been reallocated to our remaining segments and partially offset by income from the Amphenol TSA. See “Segment Results” section below for the aggregation of our Core financial measures.
(2)
See “Reconciliation of Non-GAAP Measures” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Net sales

	Three Months Ended
	March 31,			%
	2025	2024	Change	Change
	(dollars in millions)
Net sales	$1,112.2	$900.9	$211.3	23.5%
Domestic	767.6	589.8	177.8	30.1
International	344.6	311.1	33.5	10.8

Net sales for the three months ended March 31, 2025 increased $211.3 million, or 23.5%, compared to the prior year period primarily driven by increased sales volumes and favorable product mix, partially offset by lower pricing. The increase in net sales for the three months ended March 31, 2025 was driven by higher net sales of $119.4 million in the CCS segment, $54.9 million in the NICS segment and $37.0 million in the ANS segment. For further details by segment, see “Segment Results” below.

From a regional perspective, for the three months ended March 31, 2025 compared to the prior year period, net sales increased in the U.S. by $177.8 million, Canada by $19.3 million, the Europe, Middle East and Africa (EMEA) region by $11.6 million, and the Asia Pacific (APAC) region by $3.1 million, but decreased in the Caribbean and Latin American (CALA) region by $0.5 million. Net sales to customers located outside of the U.S. comprised 31.0% of total net sales for the three months ended March 31, 2025 compared to 34.5% for the three months ended March 31, 2024. Foreign exchange rate changes did not have a material impact on our net sales during the three months ended March 31, 2025 compared to the prior year period. For additional information on regional sales by segment, see “Segment Results” below and Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Gross profit, TSA income, SG&A expense and R&D expense

	Three Months Ended
	March 31,			%
	2025	2024	Change	Change
	(dollars in millions)
Gross profit	$468.6	$295.1	$173.5	58.8%
As a percent of sales	42.1%	32.8%
TSA income	8.7	9.6	(0.9)	(9.4)
As a percent of sales	0.8%	1.1%
SG&A expense	194.2	175.1	19.1	10.9
As a percent of sales	17.5%	19.4%
R&D expense	83.9	84.6	(0.7)	(0.8)
As a percent of sales	7.5%	9.4%

Gross profit (net sales less cost of sales)

Gross profit increased by $173.6 million for the three months ended March 31, 2025 compared to the prior year period primarily due to increased net sales volumes and favorable product mix, partially offset by higher freight costs.

Transition service agreement income

Transition service agreement (TSA) income is related to the TSA we entered into with Amphenol in conjunction with the closing of the transaction to divest of the OWN segment and DAS business unit in January 2025, as well as the TSA we entered into with Vantiva in conjunction with the closing of the transaction to divest of the Home business in January 2024. Under the TSAs, we provide and receive certain post-closing support on a transitional basis. The TSAs have varying terms for duration, depending on the services provided thereunder, and provide for options to extend. For additional information related to the TSAs, see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Selling, general and administrative expense

For the three months ended March 31, 2025, selling, general and administrative (SG&A) expense increased by $19.1 million compared to the prior year period primarily due to higher transaction, transformation and integration costs of $9.2 million due to ongoing CommScope NEXT initiatives and higher realization of savings cost saving initiatives in the prior year period. We expect to continue to incur transaction, transformation and integration costs during the remainder of 2025, and the resulting charges and cash requirements could be material.

Research and development expense

For the three months ended March 31, 2025, the change in research and development (R&D) expense was not significant compared to the prior year period. R&D activities generally involve ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and Restructuring costs, net

	Three Months Ended
	March 31,			%
	2025	2024	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$54.0	$69.1	$(15.1)	(21.9)%
Restructuring costs, net	11.2	30.6	(19.4)	(63.4)

Amortization of purchased intangible assets

For the three months ended March 31, 2025, amortization of purchased intangible assets was lower compared to the prior year period because certain of our intangible assets became fully amortized.

Restructuring costs, net

The net restructuring costs recorded during the three months ended March 31, 2025 and 2024 were primarily related to CommScope NEXT. For the three months ended March 31, 2025, our net restructuring costs were $11.2 million and we paid $7.7 million to settle restructuring liabilities. We expect to pay an additional $8.2 million during the remainder of 2025 related to restructuring actions that have been initiated. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

Other income (expense), net

	Three Months Ended
	March 31,			%
	2025	2024	Change	Change
	(dollars in millions)
Foreign currency gain (loss)	$(7.9)	$3.4	$(11.3)	(332.4)%
Other expense, net	(1.2)	(0.3)	(0.9)	300.0

Foreign currency gain (loss)

Foreign currency gain (loss) includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The change in foreign currency gain (loss) for the three months ended March 31, 2025 compared to the prior year period was primarily driven by certain unhedged currencies.

Other expense, net

The change in other expense, net for the three months ended March 31, 2025 compared to the prior year period was primarily driven by $1.1 million of debt issuance costs related to the debt refinancing transactions in December 2024.

Interest expense, Interest income and Income taxes

	Three Months Ended
	March 31,			%
	2025	2024	Change	Change
	(dollars in millions)
Interest expense	$(173.7)	$(167.7)	$(6.0)	3.6%
Interest income	4.4	3.6	0.8	22.2
Income tax (expense) benefit	334.1	(27.2)	361.3	NM

Interest expense and Interest income

Interest expense for the three months ended March 31, 2025 increased $6.0 million when compared to the prior year period primarily due to an unfavorable impact of the increased variable interest rate on our senior secured term loan due December 2029 as a result of the debt refinancing transactions in December 2024. In addition, interest expense was impacted unfavorably by the write-off of $7.3 million of existing debt issuance costs associated with the repurchases of our 4.75% senior secured notes due September 2029 (2029 Secured Notes) and our 6.00% senior secured notes due March 2026 (2026 Secured Notes), and the repayment of the outstanding borrowings under our asset-based revolving credit facility (Revolving Credit Facility) in January 2025, as further discussed in Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. These unfavorable impacts were partially offset by decreased interest expense as a result of lower outstanding debt balances resulting from these debt transactions in January 2025. Our weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 8.56% at March 31, 2025, 8.09% at December 31, 2024 and 7.21% at March 31, 2024.

Our interest expense and payments on our variable rate debt could increase if the Federal Reserve increases interest rates in the remainder of 2025. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” in our 2024 Annual Report for further discussion of our interest rate risk.

Income tax (expense) benefit

For the three months ended March 31, 2025, we recognized an income tax benefit of $334.1 million on a pretax loss of $44.4 million. Our income tax benefit was greater than the statutory rate of 21.0% primarily due to $361.1 million of tax benefit recognized in the quarter associated with a tax planning strategy, as well as the tax benefit related to federal tax credits. Offsetting these benefits were the unfavorable impacts of $29.6 million of an additional valuation allowance recorded in the quarter related to current year federal and state interest limitation carryforwards and U.S. anti-deferral provisions.

For the three months ended March 31, 2024, we recognized income tax expense of $27.2 million on a pretax loss of $215.7 million. Our income tax expense was less than the statutory rate of 21.0% primarily due to the unfavorable impact of an additional valuation allowance related to current year federal and state interest limitation carryforwards and U.S. anti-deferral provisions, partially offset by tax benefits related to federal tax credits.

Segment Results

	Three Months Ended
	March 31,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$724.1	65.1%	$604.7	67.1%	$119.4	19.7%
NICS	163.1	14.7	108.2	12.0	54.9	50.7
ANS	225.0	20.2	188.0	20.9	37.0	19.7
Consolidated net sales	$1,112.2	100.0%	$900.9	100.0%	$211.3	23.5%

Operating income (loss) by segment:
CCS	$134.8	18.6%	$60.5	10.0%	$74.3	122.8%
NICS	7.0	4.3	(35.9)	(33.2)	42.9	NM
ANS	(1.8)	(0.8)	(66.7)	(35.5)	64.9	(97.3)
Core operating income (1)	140.0	12.6	(42.1)	(4.7)	182.1	NM
Corporate and other (2)	(6.0)	NM	(12.6)	NM	6.6	(52.4)%
Consolidated operating income (loss)	$134.0	12.0%	$(54.7)	6.5%	$188.7	NM

Adjusted EBITDA by segment:
CCS	$182.1	25.1%	$97.4	16.1%	$84.7	87.0%
NICS	24.9	15.3	(16.6)	(15.3)	41.5	NM
ANS	38.2	17.0	13.8	7.3	24.4	176.8
Core adjusted EBITDA (1)	245.2	22.0	94.6	10.5	150.6	159.2
Corporate and other (2)	(4.9)	NM	(10.5)	NM	5.6	(53.3)
Non-GAAP consolidated adjusted EBITDA (3)	$240.3	21.6%	$84.1	9.3%	$156.2	185.7%

NM – Not meaningful

(1)
Core financial measures reflect the results of our CCS, NICS, and ANS segments, in the aggregate, and exclude general corporate costs that were previously allocated to our OWN segment, DAS business unit and Home segment, since these costs were not directly attributable to these discontinued operations.
(2)
The corporate and other line item above reflects general corporate costs that were previously allocated to our OWN segment, DAS business unit and Home segment. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to our Home segment have been reallocated to our remaining segments and partially offset by income from the Vantiva TSA. Beginning in the first quarter of 2025, the corporate and other costs related to our OWN segment and DAS business unit have been reallocated to our remaining segments and partially offset by income from the Amphenol TSA.
(3)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Connectivity and Cable Solutions Segment

Net sales for the CCS segment increased for the three months ended March 31, 2025 compared to the prior year period primarily due to higher sales volumes in the Enterprise business. From a regional perspective, for the three months ended March 31, 2025, net sales increased in the U.S. by $115.3 million, Canada by $8.2 million, the CALA region by $1.2 million and the APAC region by $0.7 million, but decreased in the EMEA region by $6.0 million compared to the prior year period.

For the three months ended March 31, 2025, CCS segment operating income and adjusted EBITDA increased compared to the prior year period primarily due to higher sales volumes and favorable product mix, partially offset by higher pricing, higher SG&A costs and higher input costs. CCS segment operating income for the three months ended March 31, 2025 was unfavorably impacted by an increase in transaction, transformation and integration costs of $12.2 million. Transaction, transformation and integration costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Networking, Intelligent Cellular and Security Solutions Segment

For the three months ended March 31, 2025, NICS segment net sales increased compared to the prior year period primarily due to higher sales volumes of our Ruckus products. From a regional perspective, for the three months ended March 31, 2025, NICS segment net sales increased in the U.S. by $44.5 million, the EMEA region by $8.2 million, the APAC region by $2.1 million and Canada by $0.9 million, but decreased in the CALA region by $0.8 million, compared to the prior year period. Foreign exchange rate changes did not have a material impact on our NICS net sales during the three months ended March 31, 2025.

For the three months ended March 31, 2025, NICS segment operating income and adjusted EBITDA increased compared to the prior year period primarily due to higher sales volumes and lower material costs, partially offset by higher pricing and higher SG&A costs. See “Reconciliation of Segment Adjusted EBITDA” below.

Access Network Solutions Segment

For the three months ended March 31, 2025, net sales increased in the ANS segment compared to the prior year period primarily due to higher sales volumes. From a regional perspective, for the three months ended March 31, 2025, ANS segment net sales increased in the U.S. by $18.0 million, Canada by $10.2 million, the EMEA region by $9.4 million, and the APAC region by $0.3 million, but decreased in the CALA region by $0.9 million, compared to the prior year period. Foreign exchange rate changes did not have a material impact on our ANS net sales during the three months ended March 31, 2025.

For the three months ended March 31, 2024, ANS segment operating loss decreased and adjusted EBITDA increased compared to the prior year period primarily due to higher sales volumes, partially offset by higher input costs. For the three months ended March 31, 2025, ANS segment operating loss was also favorably impacted by reductions in restructuring costs of $20.6 million, amortization expense of $13.0 million and transaction, transformation and integration costs of $3.9 million. Restructuring costs, amortization expense, amortization expense and transaction, transformation and integration costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data):

	March 31, 2025	December 31, 2024	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents (1)	$493.3	$663.3	$(170.0)	(25.6)%
Working capital, net of assets and liabilities held for sale (2) and excluding cash and cash equivalents and current portion of long-term debt	747.0	577.7	169.3	29.3
Availability under Revolving Credit Facility	363.2	449.3	(86.1)	(19.2)
Long-term debt, including current portion	7,244.7	9,238.4	(1993.7)	(21.6)
Total capitalization (3)	5,940.7	7,009.6	(1,068.9)	(15.2)
Long-term debt as a percentage of total capitalization	122.0%	131.8%

(1)
Includes cash and cash equivalents in assets held for sale of $98.4 million as of December 31, 2024.
(2)
Working capital is net of assets and liabilities held for sale and consists of current assets of $2,289.2 million less current liabilities of $1,048.9 million as of March 31, 2025 and current assets of $2,127.0 million less current liabilities of $984.4 million as of December 31, 2024.
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

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended March 31, 2025, our non-GAAP pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $882.0 million, which included annualized savings expected from cost reduction initiatives of $25.6 million so that the impact of cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities as of March 31, 2025.

Cash and cash equivalents decreased by $170.0 million during the three months ended March 31, 2025 as described under the Cash Flow Overview section below. As of March 31, 2025, approximately 57.2% of our cash and cash equivalents were held outside the U.S.

Working capital, net of assets and liabilities held for sale and excluding cash and cash equivalents and the current portion of long-term debt, increased during the three months ended March 31, 2025 compared to the fourth quarter of 2024 primarily due to higher accounts receivable due to timing of collections, higher prepaid assets, higher inventory and lower accrued liabilities due to the pay-out of our 2024 variable incentive compensation and interest payments. The increase was partially offset by higher accounts payable due to timing of payments. During the three months ended March 31, 2025, we sold accounts receivable under customer-sponsored supplier financing agreements. This had an impact of approximately $55 million on working capital, excluding cash and cash equivalents and the current portion of long-term debt, as of March 31, 2025. Under these agreements, we are able to sell certain accounts receivable to a bank, and we retain no interest in and have no servicing responsibilities for the accounts receivable sold. The net decrease in total capitalization during the three months ended March 31, 2025 is primarily driven by the repurchases of debt related to the debt refinancing transactions in December 2024, partially offset by net income reflected for the period.

Cash Flow Overview

	Three Months Ended
	March 31,		$	%
	2025	2024	Change	Change
	(dollars in millions)
Net cash used in operating activities	$(186.9)	$(177.7)	$(9.2)	5.2%
Net cash generated by investing activities	2,019.0	2.6	2,016.4	77,553.8
Net cash used in financing activities	(2,006.2)	(8.2)	(1,998.0)	24,365.9

Operating Activities

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Net income (loss)	$784.0	$(333.7)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	78.0	112.7
Equity-based compensation	7.5	11.2
Deferred income taxes	13.3	86.5
(Gain) loss on disposal of discontinued operations	(869.7)	21.9
Changes in assets and liabilities:
Accounts receivable	(149.9)	(30.1)
Inventories	(35.9)	31.4
Prepaid expenses and other assets	(49.0)	(71.9)
Accounts payable and other liabilities	20.5	(14.8)
Other	14.3	9.1
Net cash used in operating activities	$(186.9)	$(177.7)

During the three months ended March 31, 2025, the increase in net cash used in operating activities was primarily driven by higher cash taxes paid and cash interest paid in the current year period compared to the prior year period.

Investing Activities

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Additions to property, plant and equipment	$(15.5)	$(6.0)
Net proceeds from divestiture	2,034.5	—
Other	—	8.6
Net cash generated by investing activities	$2,019.0	$2.6

During the three months ended March 31, 2025, the increase in cash generated by investing activities compared to the prior year period was primarily driven by net proceeds of $2,034.5 million related to the sale of the OWN segment and DAS business unit to Amphenol, partially offset by increased capital expenditures of $9.5 million.

Financing Activities

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Long-term debt repaid	$(2,049.0)	$(8.0)
Long-term debt proceeds	50.0	—
Debt issuance costs	(5.7)	—
Tax withholding payments for vested equity-based compensation awards	(1.5)	(0.2)
Net cash used in financing activities	$(2,006.2)	$(8.2)

During the three months ended March 31, 2025, we repurchased $299.0 million in aggregate principal amount of our 2029 Secured Notes and repurchased in full the $1,500.0 million outstanding amount of our 2026 Secured Notes. In connection with the debt transactions, we paid $5.7 million of debt issuance costs.

During the three months ended March 31, 2025, we borrowed $50.0 million and repaid $250.0 million of outstanding borrowings under our Revolving Credit Facility, and the remaining availability was $363.2 million, reflecting a borrowing base subject to maximum capacity of $426.8 million reduced by $63.6 million of letters of credit issued.

During the three months ended March 31, 2024, we paid the quarterly scheduled amortization payment of $8.0 million on our previous senior secured term loan due 2026.

During the three months ended March 31, 2025, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units (RSUs) and performance share units (PSUs), which reduced cash flows by $1.5 million compared to $0.2 million in the prior year period.

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

We also believe presenting these non-GAAP results for the twelve months ended March 31, 2025 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the three months ended March 31, 2024 from the data for the year ended December 31, 2024 and then adding the data for the three months ended March 31, 2025.

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

Consolidated

	Three Months		Year	Twelve Months
	Ended		Ended	Ended
	March 31,		December 31,	March 31,
	2025	2024	2024	2025
	(in millions)
Income (loss) from continuing operations	$289.7	$(242.9)	$(461.0)	$71.6
Income tax expense (benefit)	(334.1)	27.2	51.7	(309.6)
Interest income	(4.4)	(3.6)	(10.9)	(11.7)
Interest expense	173.7	167.7	686.9	692.9
Other (income) expense, net	9.1	(3.1)	(10.2)	2.0
Operating income (loss)	134.0	(54.7)	256.5	445.2
Adjustments:
Amortization of purchased intangible assets	54.0	69.1	236.5	221.4
Restructuring costs, net	11.2	30.6	36.7	17.3
Equity-based compensation	7.1	9.8	25.2	22.5
Transaction, transformation and integration costs (1)	15.7	6.5	63.4	72.6
Patent claims and litigation settlements	—	—	(1.0)	(1.0)
Depreciation	18.3	22.8	82.9	78.4
Non-GAAP adjusted EBITDA	$240.3	$84.1	$700.2	$856.4

(1)
In 2025 and 2024, primarily reflects transaction costs related to certain CommScope NEXT initiatives.

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

Connectivity and Cable Solutions Segment

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating income	$134.8	$60.5
Adjustments:
Amortization of purchased intangible assets	17.3	18.5
Restructuring costs, net	1.0	0.3
Equity-based compensation	3.4	3.8
Transaction, transformation and integration costs	12.6	0.4
Depreciation	13.1	13.9
Adjusted EBITDA	$182.1	$97.4

Networking, Intelligent Cellular and Security Solutions Segment

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating income (loss)	$7.0	$(35.9)
Adjustments:
Amortization of purchased intangible assets	12.7	12.7
Restructuring costs, net	1.6	1.1
Equity-based compensation	1.8	2.6
Transaction, transformation and integration costs	0.5	0.8
Depreciation	1.3	2.1
Adjusted EBITDA	$24.9	$(16.6)

Access Network Solutions Segment

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating loss	$(1.8)	$(66.7)
Adjustments:
Amortization of purchased intangible assets	24.8	37.8
Restructuring costs, net	8.4	29.0
Equity-based compensation	2.0	2.9
Transaction, transformation and integration costs	1.0	4.9
Depreciation	3.9	6.0
Adjusted EBITDA	$38.2	$13.8

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

These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our dependence on customers’ capital spending on data, communication and entertainment equipment, which could be negatively impacted by a regional or global economic downturn, among other factors; the potential impact of higher than normal inflation; concentration of sales among a limited number of customers and channel partners; risks associated with our sales through channel partners; changes to the regulatory environment in which we and our customers operate; changes in technology; industry competition and the ability to retain customers through product innovation, introduction, and marketing; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing and timing of delivery of products to customers; risks related to our ability to implement price increases on our products and services; risks associated with our dependence on a limited number of key suppliers for certain raw materials and components; risks related to the successful execution of CommScope NEXT and other cost saving initiatives; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities or those of our contract manufacturers that may affect our ability to meet customer demands for products; possible future restructuring actions; the risk that our manufacturing operations, including our contract manufacturers on which we rely, encounter capacity, production, quality, financial or other difficulties causing difficulty in meeting customer demands; our substantial indebtedness, including our upcoming maturities and evaluation of capital structure alternatives and restrictive debt covenants; our ability to refinance existing indebtedness prior to its maturity or incur additional indebtedness at acceptable interest rates or at all; our ability to generate cash to service our indebtedness; the ability to recognize the expected benefits of the sales of the OWN segment and DAS business unit and Home business (the Transactions), including the expected financial performance of CommScope following the Transactions; the effect of the Transactions on the ability of CommScope to retain and hire key personnel and maintain relationships with its key business partners and customers, and others with whom it does business, or on its operating results and businesses generally; the response of CommScope’s competitors, creditors and other stakeholders to the Transactions; potential litigation relating to the Transactions; our ability to integrate and fully realize anticipated benefits from prior or future divestitures, acquisitions or equity investments; possible future additional impairment charges for fixed or intangible assets, including goodwill; our ability to attract and retain qualified key employees; labor unrest; product quality or performance issues, including those associated with our suppliers or contract manufacturers, and associated warranty claims; our ability to maintain effective management information technology systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches, ransomware or computer viruses; the use of open standards; the long-term impact of climate change; significant international operations exposing us to economic risks like variability in foreign exchange rates and inflation, as well as political and other risks, including the impact of wars, regional conflicts and terrorism; our ability to comply with governmental anti-corruption laws and regulations worldwide; the impact of export and import controls and sanctions worldwide on our supply chain and ability to compete in international markets; changes in the laws and policies in the U.S. affecting trade, including the risk and uncertainty related to tariffs or potential trade wars and potential changes to laws and policies, that may impact our products and costs; the costs of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign social and environmental laws; the impact of litigation and similar regulatory proceedings in which we are involved or may become involved, including the costs of such litigation; the scope, duration and impact of disease outbreaks and pandemics, such as COVID-19, on our business, including employees, sites, operations, customers, supply chain logistics and the global economy; our stock price volatility; income tax rate variability and ability to recover amounts recorded as deferred tax assets; and other factors beyond our control.

These and other factors are discussed in greater detail in our 2024 Annual Report on Form 10-K and may be updated from time to time in our annual reports, quarterly reports, current reports and other filings we make with the Securities and Exchange Commission. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this Quarterly Report on Form 10-Q, except to the extent required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2024 Annual Report, as filed with the Securities and Exchange Commission on February 26, 2025.

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

Changes in Internal Control Over Financial Reporting

Reference should be made to our 2024 Annual Report for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company’s business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. There have been no material changes to our risk factors disclosed in Part I, Item 1A, "Risk Factors" of our 2024 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	296,025	$5.05	—	$—
February 1, 2025 - February 28, 2025	—	$—	—	$—
March 1, 2025 - March 31, 2025	3,542	$4.81	—	$—
Total	299,567	$5.05	—

(1) The shares purchased were withheld to satisfy the withholding tax obligations related to RSUs and PSUs that vested during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

Our officers and directors did not enter into, modify or terminate any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2025.

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

COMMSCOPE HOLDING COMPANY, INC.

April 30, 2025	/s/ Kyle D. Lorentzen
Date	Kyle D. Lorentzen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)