Form 10-Q
period 2025-06-30
CommScope Holding Company, Inc.
filed 2025-08-04
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 23, 2025, there were 221,525,707 shares of common stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

June 30, 2025

PART 1 – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Operations
(Unaudited -- In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$1,388.1	$1,053.6	$2,500.3	$1,954.6
Cost of sales	796.4	654.6	1,440.0	1,260.5
Gross profit	591.7	399.0	1,060.3	694.1
Transition service agreement income	10.3	8.4	19.0	18.0
Operating expenses:
Selling, general and administrative	215.6	187.0	409.8	362.1
Research and development	90.9	72.6	174.8	157.3
Amortization of purchased intangible assets	51.6	55.5	105.6	124.6
Restructuring costs, net	3.0	0.9	14.2	31.5
Other	4.9	—	4.9	—
Total operating expenses	366.0	316.0	709.3	675.5
Operating income	236.0	91.4	370.0	36.6
Other income (expense), net	(12.2)	5.4	(21.3)	8.4
Interest expense	(156.1)	(167.5)	(329.8)	(335.2)
Interest income	3.1	2.1	7.5	5.8
Income (loss) from continuing operations before income taxes	70.8	(68.6)	26.4	(284.4)
Income tax (expense) benefit	(41.4)	12.4	292.7	(14.8)
Income (loss) from continuing operations	29.4	(56.2)	319.1	(299.2)
Income from discontinued operations, net of income tax (expense) benefit of $6.6, $38.1, $(383.7) and $(51.6), respectively	2.4	100.6	496.7	9.9
Net income (loss)	31.8	44.4	815.8	(289.3)
Series A convertible preferred stock dividends	(17.1)	(16.2)	(34.0)	(32.2)
Net income (loss) attributable to common stockholders	$14.7	$28.2	$781.8	$(321.5)

Basic:
Earnings (loss) from continuing operations per share	$0.06	$(0.34)	$1.31	$(1.56)
Earnings from discontinued operations per share	0.01	0.47	2.29	0.05
Earnings (loss) per share	$0.07	$0.13	$3.60	$(1.51)

Diluted:
Earnings (loss) from continuing operations per share	$0.05	$(0.34)	$1.17	$(1.56)
Earnings from discontinued operations per share	0.01	0.47	1.83	0.05
Earnings (loss) per share	$0.06	$0.13	$3.00	$(1.51)

Weighted average shares outstanding:
Basic	218.1	213.5	217.2	212.9
Diluted	227.3	213.5	272.3	212.9

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited – In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Comprehensive income (loss):
Net income (loss)	$31.8	$44.4	$815.8	$(289.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	92.6	(16.1)	228.9	(21.3)
Pension and other postretirement benefit activity	0.2	0.1	0.2	(0.1)
Gain (loss) on hedging instruments	0.3	0.6	(1.1)	7.4
Total other comprehensive income (loss), net of tax	93.1	(15.4)	228.0	(14.0)
Total comprehensive income (loss)	$124.9	$29.0	$1,043.8	$(303.3)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share amounts)
	Unaudited June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$571.1	$564.9
Accounts receivable, net of allowance for doubtful accounts of $13.9 and $16.5, respectively	935.1	685.9
Inventories, net	822.8	736.8
Prepaid expenses and other current assets	192.3	139.4
Current assets held for sale	—	1,357.5
Total current assets	2,521.3	3,484.5
Property, plant and equipment, net of accumulated depreciation of $719.5 and $710.2, respectively	337.7	342.2
Goodwill	2,926.6	2,867.3
Other intangible assets, net	1,114.2	1,216.2
Deferred income taxes	521.1	537.7
Other noncurrent assets	322.5	299.6
Total assets	$7,743.4	$8,747.5
Liabilities and Stockholders' Deficit
Accounts payable	$531.2	$370.7
Accrued and other liabilities	627.0	613.7
Current liabilities held for sale	—	245.3
Total current liabilities	1,158.2	1,229.7
Long-term debt	7,249.7	9,238.4
Deferred income taxes	93.6	99.4
Other noncurrent liabilities	421.2	408.8
Total liabilities	8,922.7	10,976.3
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,261.3	1,227.3
Stockholders' deficit:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,261,310 and 1,227,328, respectively, Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 221,451,007 and 215,887,001, respectively	2.4	2.3
Additional paid-in capital	2,496.7	2,514.2
Accumulated deficit	(4,508.7)	(5,324.5)
Accumulated other comprehensive loss	(116.5)	(344.5)
Treasury stock, at cost: 17,505,567 shares and 15,647,303 shares, respectively	(314.5)	(303.6)
Total stockholders' deficit	(2,440.6)	(3,456.1)
Total liabilities and stockholders' deficit	$7,743.4	$8,747.5

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Cash Flows (1)
(Unaudited -- In millions)

	Six Months Ended
	June 30,
	2025	2024
Operating Activities:
Net income (loss)	$815.8	$(289.3)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	153.2	202.5
Equity-based compensation	16.6	12.8
Deferred income taxes	1.3	5.9
Asset impairments	—	17.2
(Gain) loss on disposal of discontinued operations	(869.2)	21.9
Changes in assets and liabilities:
Accounts receivable	(238.5)	(190.7)
Inventories	(90.0)	46.7
Prepaid expenses and other assets	(76.1)	(101.6)
Accounts payable and other liabilities	125.9	129.4
Other	51.2	18.3
Net cash used in operating activities	(109.8)	(126.9)
Investing Activities:
Additions to property, plant and equipment	(28.1)	(11.3)
Proceeds from sale of property, plant and equipment	10.0	0.2
Net proceeds from divestitures	2,041.8	—
Acquisition of a business	—	(45.1)
Other	—	8.6
Net cash generated by (used in) investing activities	2,023.7	(47.6)
Financing Activities:
Long-term debt repaid	(2,049.0)	(16.0)
Long-term debt proceeds	50.0	—
Debt issuance costs	(5.7)	—
Tax withholding payments for vested equity-based compensation awards	(10.9)	(1.8)
Net cash used in financing activities	(2,015.6)	(17.8)
Effect of exchange rate changes on cash and cash equivalents	9.5	(5.6)
Change in cash and cash equivalents	(92.2)	(197.9)
Cash and cash equivalents at beginning of period	663.3	543.8
Cash and cash equivalents at end of period	$571.1	$345.9

(1) The cash flows related to discontinued operations have not been segregated. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited – In millions, except share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Number of common shares outstanding:
Balance at beginning of period	216,581,612	212,264,754	215,887,001	212,108,634
Issuance of shares under equity-based compensation plans	6,428,092	4,720,047	7,422,270	4,951,881
Shares surrendered under equity-based compensation plans	(1,558,697)	(1,133,378)	(1,858,264)	(1,209,092)
Balance at end of period	221,451,007	215,851,423	221,451,007	215,851,423
Common stock:
Balance at beginning of period	$2.2	$2.3	$2.3	$2.3
Issuance of shares under equity-based compensation plans	0.2	—	0.1	—
Balance at end of period	$2.4	$2.3	$2.4	$2.3
Additional paid-in capital:
Balance at beginning of period	$2,504.8	$2,545.6	$2,514.2	$2,550.4
Issuance of shares under equity-based compensation plans	(0.1)	—	(0.1)
Equity-based compensation	9.1	1.6	16.6	12.8
Dividends on Series A convertible preferred stock	(17.1)	(16.2)	(34.0)	(32.2)
Balance at end of period	$2,496.7	$2,531.0	$2,496.7	$2,531.0
Accumulated deficit:
Balance at beginning of period	$(4,540.5)	$(5,342.7)	$(5,324.5)	$(5,009.0)
Net income (loss)	31.8	44.4	815.8	(289.3)
Balance at end of period	$(4,508.7)	$(5,298.3)	$(4,508.7)	$(5,298.3)
Accumulated other comprehensive loss:
Balance at beginning of period	$(209.6)	$(265.3)	$(344.5)	$(266.7)
Other comprehensive income (loss), net of tax	93.1	(15.4)	228.0	(14.0)
Balance at end of period	$(116.5)	$(280.7)	$(116.5)	$(280.7)
Treasury stock, at cost:
Balance at beginning of period	$(305.1)	$(301.9)	$(303.6)	$(301.7)
Net shares surrendered under equity-based compensation plans	(9.4)	(1.6)	(10.9)	(1.8)
Balance at end of period	$(314.5)	$(303.5)	$(314.5)	$(303.5)
Total stockholders' deficit	$(2,440.6)	$(3,349.2)	$(2,440.6)	$(3,349.2)

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

In January 2025, the Company completed the previously announced sale of the Outdoor Wireless Networks (OWN) segment and the Distributed Antenna Systems (DAS) business unit of the Networking, Intelligent Cellular & Security Solutions (NICS) segment to Amphenol Corporation (Amphenol), pursuant to the Purchase Agreement dated July 18, 2024, in exchange for approximately $2.0 billion (net of transaction expense and cash acquired), which is subject to adjustment. The OWN segment and DAS business unit qualified as “held for sale” per Accounting Standard Codification (ASC) 360-10 in the third quarter of 2024 and were classified as discontinued operations per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on the Company’s operations and financial results. For all periods presented, amounts in these condensed consolidated financial statements have been recast to reflect the discontinuation of the OWN segment and DAS business unit in accordance with this guidance.

As a result of divesting the DAS business during the quarter ended March 31, 2025, the Company has changed the name of its NICS segment to Ruckus, effective as of April 1, 2025. There were no changes to the composition of the Company’s operating or reportable segments, the financial information reviewed by the chief operating decision maker (CODM), or historical segment operating results as a result of this change. Certain historical transactions related to product shifts and divestitures occurring prior to the effective date of the name change are still being referred to as part of the NICS segment. The discussions in these condensed consolidated financial statements relate solely to the Company’s continuing operations, unless otherwise noted. As a result, the Company is reporting financial performance based on the following remaining three operating segments: Connectivity and Cable Solutions (CCS), Ruckus and Access Networks Solutions (ANS). See Note 3 for further discussion of the discontinued operations related to the OWN segment, DAS business unit and Home Networks (Home) business.

On May 1, 2025, the Company completed the sale of its OneCell business to Amphenol, pursuant to a Purchase Agreement dated April 30, 2025. OneCell is an advanced in-building small cell solution designed to deliver seamless LTE and 5G connectivity across enterprise environments. The transaction involved the sale of certain assets and transfer of certain operations that were previously included within the Ruckus segment. The disposal did not meet the criteria for classification as a discontinued operation under ASC 205-20, Presentation of Financial Statements – Discontinued Operations, as it does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results. See Note 3 for further discussion of the disposition related to the OneCell business.

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

As of January 1, 2025, management shifted a product line from the Company’s Ruckus (formerly NICS) segment to the ANS segment to better align with how the businesses are managed. All prior period amounts in these condensed consolidated financial statements have been recast to reflect these operating segment changes.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2024 Annual Report. There were no material changes in the Company’s significant accounting policies during the three or six months ended June 30, 2025.

Concentrations of Risk and Related Party Transactions

Net sales to Comcast Corporation and affiliates (Comcast) accounted for approximately 14% and 12% of the Company’s total net sales during the three and six months ended June 30, 2025, respectively. Net sales to Charter Communications, Inc. (Charter) accounted for approximately 10% of the Company’s total net sales for the six months ended June 30, 2024. Other than Comcast and Charter, no direct customer accounted for 10% or more of the Company’s net sales during the three or six months ended June 30, 2025 or 2024. Accounts receivable from Comcast and Anixter International Inc. and its affiliates (Anixter) represented approximately 17% and 11%, respectively, of the Company’s accounts receivable as of June 30, 2025. Other than Comcast and Anixter, no direct customer accounted for 10% or more of the Company’s accounts receivable.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

As of June 30, 2025, funds affiliated with Carlyle Partners VII S1 Holdings, L.P. (Carlyle) owned 100% of the Company’s Series A convertible preferred stock (the Convertible Preferred Stock), which was sold to Carlyle to fund a portion of the acquisition of ARRIS International plc (ARRIS) in 2019. See Note 11 for further discussion of the Convertible Preferred Stock. Other than transactions related to the Convertible Preferred Stock and the Company’s continuing involvement with Vantiva discussed in Note 3, there were no material related party transactions during the three or six months ended June 30, 2025.

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

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Product warranty accrual, beginning of period	$21.3	$21.3	$20.0	$20.6
Provision for warranty claims	3.3	3.2	8.2	8.7
Warranty claims paid	(3.9)	(4.8)	(7.5)	(9.6)
Product warranty accrual, end of period	$20.7	$19.7	$20.7	$19.7

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Non-cancellable Purchase Obligations

In July 2023, the Company entered into a long-term supply contract with a third-party to secure the supply of certain raw materials. Under the terms of the contract, the Company will make advance payments through 2026 totaling $120.0 million (undiscounted) and based on meeting certain minimum purchase requirements through 2031, such advance payments will be credited and applied to future orders on a quarterly basis beginning in 2027 through 2031. Advance payments of $80.0 million and $60.0 million are recorded as other noncurrent assets on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. The Company has committed to growing purchases of raw materials under this agreement to a level of approximately $137 million per year by 2026 and continuing through 2032.

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

Asset Impairments

Goodwill

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. As of January 1, 2025, the Company assessed goodwill for impairment due to a change in the composition of reporting units as a result of the product line shift from the Ruckus (formerly NICS) segment to the ANS segment and determined that no goodwill impairment existed. There were no goodwill impairments identified during the three or six months ended June 30, 2025 or 2024.

As of the most recent impairment test on October 1, 2024, the implied fair value of the ANS reporting unit exceeded its respective carrying amount by 8%. Considering the low headroom going forward for the ANS reporting unit, there is a risk for future impairment in the event of further declines in general economic, market or business conditions or any significant unfavorable change in the forecasted cash flows, weighted average cost of capital or growth rates. If current and long-term projections for the ANS reporting unit are not realized or decrease materially, the Company may be required to recognize additional goodwill impairment charges, and these charges could be material to the results of operations.

Long-lived Assets

Long-lived assets, which include property, plant and equipment, intangible assets with finite lives and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions and as part of discontinued operations, there were no definite-lived intangible or other long-lived asset impairments identified during the three or six months ended June 30, 2025 or 2024.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Income Taxes

For the three and six months ended June 30, 2025, the Company recognized income tax expense of $41.4 million on pretax income of $70.8 million and an income tax benefit of $292.7 million on pretax income of $26.4 million, respectively. The Company’s income taxes were greater than the statutory rate of 21.0% for the three and six months ended June 30, 2025, primarily due to the tax benefit related to federal tax credits, as well as $361.1 million of tax benefit associated with a tax planning strategy for the six months ended June 30, 2025. Offsetting these benefits for the three and six months ended June 30, 2025, were the unfavorable impacts of $29.6 million and $50.0 million, respectively, of an additional valuation allowance related to current year federal and state interest limitation carryforwards and U.S. anti-deferral provisions. For the three and six months ended June 30, 2025, the Company used a discrete calculation to compute the net tax benefit associated with external interest. Using the estimated annual tax rate for this component of income would have produced significant variability in the estimated annual effective tax rate, and use of the discrete method for this component results in the best estimate of the estimated annual effective tax rate.

For the three and six months ended June 30, 2024, the Company recognized an income tax benefit of $12.4 million on a pretax loss of $68.6 million and income tax expense of $14.8 million on a pretax loss of $284.4 million, respectively. The Company’s income taxes for the three and six months ended June 30, 2024, were unfavorably impacted by $67.8 million of additional valuation allowance related to current year federal and state interest limitation carryforwards, U.S. anti-deferral provisions and excess tax costs of $7.3 million related to equity compensation awards, partially offset by tax benefits related to federal tax credits. For the three and six months ended June 30, 2024, the Company used a discrete calculation to compute the net tax benefit associated with external interest. Using the estimated annual tax rate for this component of income would have produced significant variability in the estimated annual effective tax rate, and use of the discrete method for this component results in the best estimate of the estimated annual effective tax rate.

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

Basic EPS from discontinued operations is computed by dividing income (loss) from discontinued operations, net of income taxes, by the weighted average number of common shares outstanding during the period. The numerator in diluted EPS from discontinued operations is the same as the basic EPS from discontinued operations numerator. The denominator used in diluted EPS from discontinued operations is based on the basic EPS computation plus the effect of potentially dilutive common shares related to the Convertible Preferred Stock and equity-based compensation plans, subject to antidilution requirements.

For the three and six months ended June 30, 2025, 9.0 million and 8.3 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. For the three and six months ended June 30, 2024, 19.2 million and 18.6 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. Of those amounts, for the three and six months ended June 30, 2024, 2.0 million and 1.7 million shares, respectively, would have been considered dilutive if the Company had not been in a loss from continuing operations position.

For the three months ended June 30, 2025, 45.2 million of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive. For the three and six months ended June 30, 2024, 42.8 million and 42.5 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Income (loss) from continuing operations	$29.4	$(56.2)	$319.1	$(299.2)
Income from discontinued operations, net of tax	2.4	100.6	496.7	9.9
Net income (loss)	$31.8	$44.4	$815.8	$(289.3)
Dividends on Series A convertible preferred stock	(17.1)	(16.2)	(34.0)	(32.2)
Net income (loss) attributable to common stockholders	$14.7	$28.2	$781.8	$(321.5)

Denominator:
Weighted average common shares outstanding – basic	218.1	213.5	217.2	212.9
Dilutive effect of as-if converted Series A convertible preferred stock	—	—	45.0	—
Dilutive effect of equity-based awards	9.2	—	10.1	—
Weighted average common shares outstanding – diluted	227.3	213.5	272.3	212.9

Basic:
Earnings (loss) from continuing operations per share	$0.06	$(0.34)	$1.31	$(1.56)
Earnings from discontinued operations per share	0.01	0.47	2.29	0.05
Earnings (loss) per share	$0.07	$0.13	$3.60	$(1.51)

Diluted:
Earnings (loss) from continuing operations per share	$0.05	$(0.34)	$1.17	$(1.56)
Earnings from discontinued operations per share	0.01	0.47	1.83	0.05
Earnings (loss) per share	$0.06	$0.13	$3.00	$(1.51)

Recent Accounting Pronouncements

Issued but Not Adopted

In May 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The new guidance is intended to provide less diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The guidance provides clarification regarding the distinguishment between service conditions and performance conditions, as well as closer alignment with how forfeitures of share-based consideration with service conditions and forfeitures of share-based consideration with performance conditions affect the measurement of the transaction price. The guidance is effective for the Company on a retrospective or modified retrospective basis, beginning January 1, 2027 for the interim and annual periods. Early adoption is permitted. The Company had no share-based customer agreements as of June 30, 2025 and therefore, does not expect this guidance to have a material impact on the condensed consolidated financial statements.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The new guidance improves the relevance and consistency in application of the induced conversion guidance in Subtopic 410-20. The amendments in this update clarify the requirements for determining whether settlements of convertible debt instruments should be accounted for as an induced conversion. The guidance also addresses the settlement of convertible debt instruments that are not currently convertible and provides additional clarification to assist stakeholders in applying the guidance. The guidance is effective for the Company on a prospective or retrospective basis, beginning January 1, 2026 for the interim and annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The new guidance improves disclosures for expenses of public entities and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Coupled with recent standards that enhanced the disaggregation of revenue and income tax information, the disaggregated expense information required by these amendments will enable investors to better understand the major components of an entity’s income statement. The guidance is effective for the Company on a prospective or retrospective basis, as of January 1, 2027 for the annual period. Early adoption is permitted. As this ASU relates to disclosures only, there will be no impact to CommScope’s results of operations and financial condition.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures by requiring additional information related to the rate reconciliation and income taxes paid, including 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) disaggregation of income taxes paid by jurisdiction. The guidance is effective for the Company on a prospective or retroactive basis, beginning January 1, 2025 for the annual period. Early adoption is permitted. As this ASU relates to disclosures only, there will be no impact to CommScope’s results of operations and financial condition.

2. ACQUISITIONS

Casa:

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

For the three and six months ended June 30, 2025, the Company recorded $1.8 million and $16.5 million, respectively, of net sales included on the Condensed Consolidated Statements of Operations related to the Casa business.

For the six months ended June 30, 2025, the Company completed its acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, and made an adjustment to decrease the fair value of accounts receivable, net by $1.7 million with a corresponding increase of $1.7 million to goodwill. The fair value of accounts receivable, net is $3.5 million with a gross contractual amount of $12.2 million. The Company expects $8.7 million to be uncollectible.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

3. DIVESTITURES

Discontinued Operations

OWN Segment and DAS business unit:

In January 2025, the Company completed the previously announced sale of the OWN segment and the DAS business unit of the NICS segment to Amphenol, pursuant to the Purchase Agreement dated July 18, 2024, in exchange for net cash consideration of $2.0 billion. The proceeds are net of $9.1 million of transaction expenses and $83.2 million of cash included in the assets sold. The cash consideration is subject to adjustment based on a final determination of net working capital transferred to Amphenol.

The OWN segment and DAS business unit qualified as “held for sale” per ASC 360-10 in the third quarter of 2024 and were classified as a discontinued operation per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on the Company’s operations and financial results. As such, activity directly attributable to the OWN segment and DAS business unit has been removed from continuing operations and presented in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for all periods presented. In addition, all assets and liabilities of the OWN segment and DAS business unit were classified as assets and liabilities held for sale on the Condensed Consolidated Balance Sheets as of December 31, 2024. Upon the closing of the transaction on January 31, 2025, the Company recognized a gain of $490.5 million on the disposal of the OWN segment and DAS business unit, which is included in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2025.

In connection with the transaction, the Company entered into several contractual arrangements with Amphenol, including a Transition Service Agreement (Amphenol TSA) (as described below under “Transition Service Agreements”), Manufacturing Supply Agreement (Amphenol MSA), Sales and Supply Agreement and a Master Professional Services Agreement.

Under the Amphenol MSA, the Company will continue to manufacture and supply certain products to the divested business. Under the terms of the Amphenol MSA, the Company is obligated to provide manufacturing services for a period of up to twelve months following the closing date of the transaction, unless earlier terminated by the parties. The agreement was entered into to facilitate the operational transition and ensure continuity of supply for Amphenol’s customers. Pursuant to the Amphenol MSA, the Company has acquired components directly from Amphenol and is also responsible for procuring certain components from suppliers for the manufacturing of finished goods at the direction of Amphenol. As the Company does not obtain control of these components before they are transferred to Amphenol, the Company accounts for revenue associated with such components on a net basis. For the three and six months ended June 30, 2025, the Company recognized net revenues of $2.4 million and $4.0 million, respectively, under the Amphenol MSA presented within income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations.

The Sales and Supply Agreement and Master Professional Services Agreement, enable the companies to act as both a buyer and seller of each other’s products and services in instances where those offerings might be integral to the Company’s remaining operations. The Sales and Supply Agreement is effective for a term of thirty-six months and the Master Professional Services Agreement term is indefinite, unless either of the agreements are terminated early. The Company has evaluated these arrangements and concluded that while they represent ongoing business activity, they do not constitute a continuation of the disposed business. Accordingly, revenues and expenses generated from these agreements are presented within income (loss) from continuing operations on the Condensed Consolidated Statements of Operations.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Home Networks business:

In January 2024, the Company completed the sale of the Home business to Vantiva pursuant to the Call Option Agreement entered into on October 2, 2023 and the Purchase Agreement dated as of December 7, 2023, in exchange for (i) 134,704,669 shares of Vantiva common stock representing a 24.73% equity stake in Vantiva (determined on a fully diluted basis), (ii) $250,465 in cash (in addition to cash paid in exchange for the cash on the Home business companies’ balance sheets) and (iii) an earn-out of up to $100 million in the aggregate. The earn-out payments are contingent upon Vantiva achieving adjusted EBITDA equal to or greater than €400 million for one or more of Vantiva’s first five fiscal years following the closing of the transaction. The earn-out payment with respect to any fiscal year will be subject to an additional annual cap, the amount of which will depend on certain elections made by the Company following Vantiva reaching the €400 million adjusted EBITDA threshold for the first time, and on Vantiva’s maintenance of certain liquidity levels (after giving effect to such payment).

The Home business qualified as “held for sale” per ASC 360-10 in the fourth quarter of 2023 and was classified as a discontinued operation per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on the Company’s operations and financial results. As such, activity directly attributable to the Home business has been removed from continuing operations and presented in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for all periods presented. In addition, all assets and liabilities of the Home business were classified as assets and liabilities held for sale on the Condensed Consolidated Balance Sheets as of December 31, 2023. In connection with the “held for sale” classification, the Company recognized a loss on classification as held for sale of $203.4 million in the fourth quarter of 2023. Upon the closing of the transaction on January 9, 2024, the Company recognized an additional loss of $43.4 million on the disposal of the Home business for the six months ended June 30, 2024.

Following the closing of the transaction, the Company entered into a Transition Service Agreement (Vantiva TSA), whereby the Company provides and receives certain post-closing support on a transitional basis (as described below under “Transition Service Agreements”), and a Supply Agreement with Vantiva (Vantiva Supply Agreement), whereby the Company sells certain retained inventory at cost, or market price if below cost, for a period of two years.

The Company’s investment in Vantiva is accounted for using the equity method of accounting, and the carrying value of the investment is included in other noncurrent assets on the Condensed Consolidated Balance Sheets. The Company recognized a loss on its investment of $17.0 million in the second quarter of 2024, as a result of recording its proportionate share of loss on its equity investment, which is recorded on a one-quarter lag basis in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations beginning in the second quarter of 2024. The investment in the ordinary shares is subject to a lock-up period, until the earlier of eighteen months, or the occurrence of a change of control or the entry into an agreement that would result in a change of control, following closing.

During the second quarter of 2024, the Company recognized a loss on impairment of $17.2 million related to the Home business patents recorded in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes, for the three months ended June 30, 2025 and 2024:

	OWN		DAS		Home		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Net sales	$2.4	$256.3	$—	$77.0	$5.7	$22.0	$8.1	$355.3
Cost of sales	—	145.1	—	39.6	7.4	22.8	7.4	207.5
Gross profit (loss)	2.4	111.2	—	37.4	(1.7)	(0.8)	0.7	147.8
Operating expenses:
Selling, general and administrative	4.4	16.0	—	7.3	0.2	1.0	4.6	24.3
Research and development	—	12.4	—	6.6	—	—	—	19.0
Amortization of purchased intangible assets	—	3.7	—	1.2	—	—	—	4.9
Asset impairments	—	—	—	—	—	17.2	—	17.2
Total operating expenses	4.4	32.1	—	15.1	0.2	18.2	4.6	65.4
Operating income (loss)	(2.0)	79.1	—	22.3	(1.9)	(19.0)	(3.9)	82.4
Other income (expense), net (1)	0.1	(1.7)	—	—	0.2	(18.2)	0.3	(19.9)
Income (loss) from operations of discontinued businesses before income taxes	(1.9)	77.4	—	22.3	(1.7)	(37.2)	(3.6)	62.5
Loss on disposal of discontinued operations before income taxes	(0.6)	—	—	—	—	—	(0.6)	—
Income tax benefit	6.2	24.3	—	7.0	0.4	6.8	6.6	38.1
Income (loss) from discontinued operations, net of income taxes	$3.7	$101.7	$—	$29.3	$(1.3)	$(30.4)	$2.4	$100.6
(1)
Other income (expense), net includes a loss on equity investment of $17.0 million for the three months ended June 30, 2024.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes, for the six months ended June 30, 2025 and 2024:

	OWN		DAS		Home		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Net sales	$89.3	$452.3	$11.7	$148.4	$9.9	$32.7	$110.9	$633.4
Cost of sales (1)	49.8	263.7	10.0	78.9	11.7	46.4	71.5	389.0
Gross profit	39.5	188.6	1.7	69.5	(1.8)	(13.7)	39.4	244.4
Operating expenses:
Selling, general and administrative	20.2	31.0	3.4	16.9	(2.4)	16.6	21.2	64.5
Research and development	3.1	24.5	3.0	14.2	—	0.1	6.1	38.8
Amortization of purchased intangible assets	—	7.5	—	2.5	—	6.4	—	16.4
Asset impairments	—	—	—	—	—	17.2	—	17.2
Total operating expenses	23.3	63.0	6.4	33.6	(2.4)	40.3	27.3	136.9
Operating income (loss)	16.2	125.6	(4.7)	35.9	0.6	(54.0)	12.1	107.5
Other income (expense), net (2)	(1.1)	(5.9)	—	—	0.2	(18.2)	(0.9)	(24.1)
Income (loss) from operations of discontinued businesses before income taxes	15.1	119.7	(4.7)	35.9	0.8	(72.2)	11.2	83.4
Gain (loss) on disposal of discontinued operations before income taxes	869.2	—	—	—	—	(21.9)	869.2	(21.9)
Income tax (expense) benefit	(385.6)	(32.1)	2.0	(9.6)	(0.1)	(9.9)	(383.7)	(51.6)
Income (loss) from discontinued operations, net of income taxes	$498.7	$87.6	$(2.7)	$26.3	$0.7	$(104.0)	$496.7	$9.9

(1)
Cost of sales includes a charge of $19.5 million for excess and obsolete inventory related to the Home business during the six months ended June 30, 2024.
(2)
Other income (expense), net includes a loss on equity investment of $17.0 million for the six months ended June 30, 2024.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the details of the gain (loss) on disposal of the OWN segment and DAS business unit, collectively, and the Home business:

	OWN/DAS	Home
	January 31, 2025	January 9, 2024
Cash consideration received (net of cash acquired)	$2,034.5	$—
Transaction expense	(9.1)	—
Fair value of shares issued to seller	—	17.0
Total disposal consideration	2,025.4	17.0
Carrying value of net assets sold	(1,058.3)	(11.5)
Gain on disposal before income taxes and reclassification of foreign currency translation	967.1	5.5
Reclassification of foreign currency translation	(97.9)	(27.4)
Gain (loss) on disposal before income taxes	869.2	(21.9)
Income tax expense	(378.7)	(21.5)
Gain (loss) on disposal, net of income taxes	$490.5	$(43.4)

The cash flows related to discontinued operations have not been segregated on the Condensed Consolidated Statements of Cash Flows, and accordingly, they include the results from continuing and discontinued operations. The following table summarizes the Company’s cash inflows related to the ongoing activities of the discontinued operations, including the Vantiva and Amphenol TSAs, as described below, and inventory sales resulting from the Vantiva Supply Agreement and Amphenol MSA, as described above:

	Six Months Ended
	June 30,
	2025	2024
Vantiva TSA fees	$3.5	$14.3
Vantiva Supply Agreement inventory sales	8.5	18.2
Amphenol TSA fees	10.6	—
Amphenol MSA inventory sales	8.1	—

The following table summarizes significant non-cash operating items of the discontinued operations included on the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2025	2024
Gain on disposal of OWN segment and DAS business unit	$(869.2)	$—
Equity-based compensation	0.4	1.9
Depreciation and amortization	—	21.9
Loss on disposal of Home business	—	21.9
Asset impairments	—	17.2
Loss on equity investment	—	17.0
Capital expenditures	—	0.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Other Business Dispositions

OneCell:

On May 1, 2025, the Company completed the sale of its OneCell business to Amphenol, pursuant to a Purchase Agreement dated April 30, 2025. OneCell is an advanced in-building small cell solution designed to deliver seamless LTE and 5G connectivity across enterprise environments. The transaction involved the sale of certain assets and transfer of certain operations that were previously included within the Ruckus segment. The disposal did not meet the criteria for classification as a discontinued operation under ASC 205-20, Presentation of Financial Statements – Discontinued Operations, as it does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results.

The Company received net cash consideration of $7.3 million, subject to a post-closing working capital adjustment pursuant to which the final purchase price will be determined. The proceeds are net of $1.2 million of cash included in the assets sold.

The carrying amount of the net assets disposed was $10.0 million, which included inventory, accounts receivable, property, plant and equipment, intangibles as well as accounts payable and certain accrued liabilities. In addition, the Company reclassified $2.2 million of cumulative translation loss related to disposed foreign operations from accumulated other comprehensive loss (AOCL) to earnings. A preliminary pretax loss on sale of $4.9 million was recognized and included in other on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025. The final loss may be adjusted based on the outcome of the working capital adjustment.

The Company has continuing involvement with the divested business under an amendment to the Amphenol MSA. Under the amended Amphenol MSA, the Company will continue to manufacture and supply certain products to the buyer post-closing through April 30, 2026, unless terminated earlier. While the amended Amphenol MSA provides for temporary operational support, it does not provide the Company with significant influence or control over the divested operations, nor is it expected to result in significant continuing cash flows beyond the agreement term.

The results of the divested operations were included in the Company’s condensed consolidated financial statements through the date of sale and were immaterial for all periods presented. Subsequent revenues and costs related to the amendment to the Amphenol MSA will be included within the Company’s continuing operations. Cash inflows for inventory sales related to the amended Amphenol MSA were $0.3 million for the six months ended June 30, 2025.

Transition Service Agreements

In conjunction with the closing of the sales of the OWN segment and DAS business unit and the OneCell business, the Company entered into the Amphenol TSA. The terms of the Amphenol TSA vary based on the services provided thereunder, with the longest such term having a duration of twelve months, excluding certain services related to manufacturing facilities. The Amphenol TSA provides options to extend services for up to two renewal terms of three months each. For the three and six months ended June 30, 2025, the Company recognized income of $9.8 million and $16.9 million, respectively, under the Amphenol TSA, which is included in transition service agreement income within income (loss) from continuing operations on the Condensed Consolidated Statements of Operations.

In conjunction with the closing of the Home business transaction, the Company entered into the Vantiva TSA. The terms of the Vantiva TSA vary based on the services provided thereunder, with the longest such term having a duration of thirty-six months. The Vantiva TSA provides options to extend services for up to two renewal terms of six months each. Under the Vantiva TSA, the Company recognized income of $0.5 million and $2.1 million for the three and six months ended June 30, 2025, respectively, and $8.4 million and $18.0 million for the three and six months ended June 30, 2024, respectively, which is included in transition service agreement income within income (loss) from continuing operations on the Condensed Consolidated Statements of Operations.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

4. GOODWILL

The following table presents the activity in goodwill by reportable segment:

	December 31, 2024			Activity	June 30, 2025
	Goodwill	Accumulated Impairment Losses	Total	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
CCS	$2,258.3	$(150.6)	$2,107.7	$54.2	$2,312.5	$(150.6)	$2,161.9
Ruckus (1)	534.7	(41.2)	493.5	2.4	537.1	(41.2)	495.9
ANS	2,000.1	(1,734.0)	266.1	2.7	2,002.8	(1,734.0)	268.8
Total	$4,793.1	$(1,925.8)	$2,867.3	$59.3	$4,852.4	$(1,925.8)	$2,926.6
(1)
Includes balances of the OneCell business for periods prior to its disposition.

During the six months ended June 30, 2025, the Company recorded an additional $1.7 million of goodwill in the ANS segment related to the Casa acquisition.

5. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

See Note 9 for the presentation of net sales by segment and geographic region.

Allowance for Doubtful Accounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Allowance for doubtful accounts, beginning of period	$13.1	$22.2	$16.5	$24.3
Provision (benefit)	0.5	(3.7)	(1.0)	(4.3)
Write-offs	—	—	(2.1)	(1.2)
Foreign exchange and other	0.3	—	0.5	(0.3)
Allowance for doubtful accounts, end of period	$13.9	$18.5	$13.9	$18.5

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers:

Contract Balance Type	Balance Sheet Location	June 30, 2025	December 31, 2024
Unbilled accounts receivable	Accounts receivable, net of allowance for doubtful accounts	$13.3	$11.9

Deferred revenue - current	Accrued and other liabilities	$116.0	$95.5
Deferred revenue - noncurrent	Other noncurrent liabilities	84.4	84.2
Total contract liabilities		$200.4	$179.7

There were no material changes to contract asset balances for the six months ended June 30, 2025 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2024 to June 30, 2025 was primarily due to upfront support billings to be recognized over the support term. During the three and six months ended June 30, 2025, the Company recognized $31.4 million and $65.4 million, respectively, of revenue related to contract liabilities recorded as of December 31, 2024.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

6. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	June 30, 2025	December 31, 2024
Accounts receivable - trade	$935.3	$693.8
Accounts receivable - other	13.7	8.6
Allowance for doubtful accounts	(13.9)	(16.5)
Total accounts receivable, net	$935.1	$685.9

Inventories

	June 30, 2025	December 31, 2024
Raw materials	$403.5	$391.7
Work in process	201.2	154.6
Finished goods	218.1	190.5
Total inventories, net	$822.8	$736.8

Accrued and Other Liabilities

	June 30, 2025	December 31, 2024
Compensation and employee benefit liabilities	$187.9	$172.8
Deferred revenue	116.0	95.5
Accrued interest	78.2	112.4
Operating lease liabilities	32.8	33.7
Product warranty accrual	18.9	17.9
Other	193.2	181.4
Total accrued and other liabilities	$627.0	$613.7

Operating Lease Information

	Balance Sheet Location	June 30, 2025	December 31, 2024
Right of use assets	Other noncurrent assets	$118.6	$129.3

Lease liabilities - current	Accrued and other liabilities	$32.8	$33.7
Lease liabilities - noncurrent	Other noncurrent liabilities	105.3	111.7
Total lease liabilities		$138.1	$145.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accumulated Other Comprehensive Loss

The following table presents changes in AOCL, net of tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Foreign currency translation
Balance at beginning of period	$(172.5)	$(237.6)	$(308.8)	$(232.4)
Other comprehensive income (loss)	89.5	(16.1)	127.9	(48.7)
Amounts reclassified from AOCL	3.1	—	101.0	27.4
Balance at end of period	$(79.9)	$(253.7)	$(79.9)	$(253.7)

Defined benefit plan activity
Balance at beginning of period	$(15.5)	$(15.1)	$(15.5)	$(14.9)
Other comprehensive income (loss)	0.2	0.1	0.2	(0.1)
Balance at end of period	$(15.3)	$(15.0)	$(15.3)	$(15.0)

Hedging instruments
Balance at beginning of period	$(21.6)	$(12.6)	$(20.2)	$(19.4)
Other comprehensive income (loss)	0.3	0.6	(1.1)	7.4
Balance at end of period	$(21.3)	$(12.0)	$(21.3)	$(12.0)
Net AOCL at end of period	$(116.5)	$(280.7)	$(116.5)	$(280.7)

During the three and six months ended June 30, 2025, $2.2 million of foreign currency translation related to the divestiture of the OneCell business was reclassified from net AOCL and recorded in other on the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2025 and 2024, $97.9 million and $27.4 million, respectively, of foreign currency translation related to the divestitures of the Company’s discontinued operations were reclassified from net AOCL and recorded in the gain (loss) on disposal of discontinued operations before income taxes, included in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations. See Note 3 for further discussion of the Company’s divestitures.

Cash Flow Information

	Six Months Ended
	June 30,
	2025	2024
Cash paid during the period for:
Income taxes, net of refunds	$87.3	$54.0
Interest	345.9	322.9
Non-cash investing activities:
Equity method investment from divestiture	—	17.0

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

7. FINANCING

	June 30, 2025	December 31, 2024
7.125% senior notes due July 2028	$641.6	$641.6
5.00% senior notes due March 2027	750.0	750.0
8.25% senior notes due March 2027	866.9	866.9
9.50% senior secured notes due December 2031	1,000.0	1,000.0
4.75% senior secured notes due September 2029	951.0	1,250.0
6.00% senior secured notes due March 2026	—	1,500.0
Senior secured term loan due December 2029	3,150.0	3,150.0
Senior secured revolving credit facility	—	200.0
Total principal amount of debt	7,359.5	9,358.5
Less: Original issue discount, net of amortization	(56.4)	(60.5)
Less: Debt issuance costs, net of amortization	(53.4)	(59.6)
Less: Current portion	—	—
Total long-term debt	$7,249.7	$9,238.4

In January 2025, the Company used the proceeds from the sale of the OWN segment and DAS business unit to pay fees and expenses associated with the transaction and to repay the outstanding amount of $250.0 million under the Company’s asset-based revolving credit facility (the Revolving Credit Facility). In addition, in February 2025, the Company repurchased $299.0 million in aggregate principal amount of the 4.75% senior secured notes due September 2029 (the 2029 Secured Notes) and repurchased in full the $1,500.0 million outstanding amount of the 6.00% senior secured notes due March 2026 (the 2026 Secured Notes) with the proceeds from the sale. Following the repurchases, $951.0 million in aggregate principal amount of the 2029 Secured Notes remain outstanding, and the indenture governing the 2026 Secured Notes was satisfied and discharged. Following the consummation of the repurchases in February 2025, the conditions precedent were met for a 25 basis point reduction in the applicable margin on the senior secured term loan due December 2029 (the 2029 Term Loan). In connection with the repayment of all outstanding amounts under the Revolving Credit Facility in January 2025, the committed amount thereunder was reduced to $750.0 million, subject to borrowing base limitations.

During the six months ended June 30, 2025, the Company incurred $6.8 million of additional debt issuance costs related to its refinancing completed in December 2024. Debt issuance costs of $5.7 million were recorded as a reduction of the carrying amount of the debt, and $1.1 million were included in other income (expense), net on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2025. For the six months ended June 30, 2025, the Company wrote-off $7.3 million of existing debt issuance costs associated with the repurchases of the 2029 Secured Notes and the 2026 Secured Notes, and the reduction in the borrowing capacity under the Revolving Credit Facility, as discussed above, which were included as interest expense in the Condensed Consolidated Statements of Operations.

Senior Secured Credit Facilities

No portion of the 2029 Term Loan was reflected as a current portion of long-term debt as of June 30, 2025 related to the potentially required excess cash flow payment because no such payment is expected to be required. There is no excess cash flow payment required in 2025 related to 2024.

During the six months ended June 30, 2025, the Company borrowed $50.0 million and repaid $250.0 million under the Revolving Credit Facility and had availability of $419.7 million, after giving effect to borrowing base limitations and outstanding letters of credit.

Other Matters

The following table summarizes scheduled maturities of long-term debt as of June 30, 2025:

	Remainder of 2025	2026	2027	2028	2029	Thereafter
Scheduled maturities of long-term debt	$—	$—	$1,616.9	$641.6	$4,101.0	$1,000.0

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company’s non-guarantor subsidiaries held approximately $1,414 million, or 18%, of total assets and $335 million, or 4%, of total liabilities as of June 30, 2025 and accounted for approximately $141 million, or 10%, and $290 million, or 11%, of net sales for the three and six months ended June 30, 2025, respectively. During the three months ended June 30, 2025, the Company implemented several changes to its non-guarantor subsidiary structure, which impacted the amount of total assets, liabilities and net sales attributable to these subsidiaries. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 8.57% and 8.09% as of June 30, 2025 and December 31, 2024, respectively.

8. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate swap contracts and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of June 30, 2025 and December 31, 2024 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts as of June 30, 2025 and December 31, 2024, are as follows:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$5.5	$5.5	$—	$—	Level 2
Liabilities:
7.125% senior notes due 2028	$641.6	$630.2	$641.6	$561.4	Level 2
5.00% senior notes due 2027	750.0	730.2	750.0	669.5	Level 2
8.25% senior notes due 2027	866.9	860.6	866.9	826.8	Level 2
9.50% senior secured notes due 2031	1,000.0	1,043.6	1,000.0	1,035.0	Level 2
4.75% senior secured notes due 2029	951.0	928.5	1,250.0	1,117.2	Level 2
6.00% senior secured notes due 2026	—	—	1,500.0	1,486.9	Level 2
Senior secured term loan due 2029	3,150.0	3,193.3	3,150.0	3,189.4	Level 2
Senior secured revolving credit facility	—	—	200.0	190.0	Level 2
Foreign currency contracts	—	—	3.4	3.4	Level 2
Interest rate swap contracts	3.7	3.7	2.4	2.4	Level 2

Non-Recurring Fair Value Measurements

During the six months ended June 30, 2025, the Company recorded a gain on disposal of the OWN segment and DAS business unit in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations. The fair values were determined using Level 2 and Level 3 valuation inputs. See Note 3 in these unaudited condensed consolidated financial statements.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

9. SEGMENTS AND GEOGRAPHIC INFORMATION

The following is a brief description of the activities of the Company’s business segments:

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

Ruckus - The segment provides wireless networks for enterprises and service providers. Product offerings include indoor cellular solutions such as indoor and outdoor Wi-Fi and long-term evolution (LTE) access points, access and aggregation switches; an Internet of Things suite, on-premises and cloud-based control and management systems; and software and software-as-a-service applications addressing security, location, reporting and analytics.

ANS - The segment’s product solutions include cable modem termination systems, video infrastructure, public key infrastructure solutions, distribution and transmission equipment and cloud solutions that enable facility-based service providers to construct a state-of-the-art residential and metro distribution network.

Refer to Note 1 for discussion of product shifts and divestitures impacting the Company’s operating and reportable segment structure.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides summary financial information by reportable segment:

	June 30, 2025	December 31, 2024
Identifiable segment-related assets: (1)
CCS	$4,045.7	$3,603.7
Ruckus (2)	876.0	886.5
ANS	1,710.3	1,688.8
Corporate and other (3)	—	93.9
Total identifiable segment-related assets	6,632.0	6,272.9
Reconciliation to total assets:
Cash and cash equivalents	571.1	564.9
Deferred income tax assets	521.1	537.7
Divested business assets (4)	19.2	14.5
Assets held for sale	—	1,357.5
Total assets	$7,743.4	$8,747.5
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
(2)
Includes balances of the OneCell business for periods prior to its disposition.
(3)
The corporate and other line item above reflects assets related to the OWN segment and DAS business unit which were not transferred upon sale.
(4)
The divested business assets line item above reflects certain assets retained by the Company related to continuing involvement in divested businesses. The Company has entered into the Vantiva Supply Agreement, pursuant to which the Company will sell the retained inventory to Vantiva at cost, or market price if below cost, for a period of two years following the close of the transaction. In addition, the Company has entered into the Amphenol MSA related to the OWN segment and DAS business unit, pursuant to which the Company will continue to manufacture and supply certain products to the divested business for a period of twelve months. The assets reflect the inventory pursuant to the above agreements. Inventory related to the Home business was $2.7 million and $14.5 million as of June 30, 2025 and December 31, 2024, respectively. Inventory related to the OWN segment and DAS business unit was $16.5 million as of June 30, 2025.

The Company organizes its business segments based on the nature of products and services offered. Segment information is presented on the same basis that the Company’s Chief Executive Officer, who is the chief operating decision-maker, uses to manage its segments, evaluate financial results and make key operating decisions. The Company’s measurement of segment performance is adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization). The Company defines adjusted EBITDA as operating income (loss), adjusted to exclude depreciation, amortization of intangible assets, restructuring costs, asset impairments, equity-based compensation, transaction, transformation and integration costs and other items that the Company believes are useful to exclude in the evaluation of operating performance from period to period because these items are not representative of the Company’s recurring business.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the three months ended June 30, 2025:

	CCS	Ruckus (1)	ANS	Total
Net sales	$875.4	$190.2	$322.5	$1,388.1

Cost and expenses:
Segment cost of sales	565.0	59.8	170.9
Segment operating expenses	112.6	85.0	75.0
Addback: Depreciation	(13.3)	(1.1)	(3.6)
Segment adjusted EBITDA	211.1	46.5	80.2	337.8
Amortization of intangible assets				(51.6)
Restructuring costs, net				(3.0)
Equity-based compensation				(9.1)
Transaction, transformation and integration costs				(15.2)
Other				(4.9)
Depreciation				(18.0)
Operating income				236.0
Other expense, net				(165.2)
Income from continuing operations before income taxes				$70.8

Depreciation	$13.3	$1.1	$3.6	$18.0
Additions to property, plant and equipment	$10.4	$0.6	$1.6	$12.6
(1)
Includes balances of the OneCell business for periods prior to its disposition.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the three months ended June 30, 2024:

	CCS	Ruckus (1)	ANS	Corporate and other (2)	Total
Net sales	$728.4	$129.8	$195.4	$—	$1,053.6

Cost and expenses:
Segment cost of sales	469.0	67.6	116.0	1.9
Segment operating expenses	101.7	68.5	48.9	11.2
Addback: Depreciation	(13.7)	(1.4)	(4.1)	(0.7)
Segment adjusted EBITDA	171.4	(4.9)	34.6	(12.4)	188.7
Amortization of intangible assets					(55.5)
Restructuring costs, net					(0.9)
Equity-based compensation					(1.1)
Transaction, transformation and integration costs					(19.9)
Depreciation					(19.9)
Operating income					91.4
Other expense, net					(160.0)
Loss from continuing operations before income taxes					$(68.6)

Depreciation	$13.7	$1.4	$4.1	$0.7	$19.9
Additions to property, plant and equipment	$3.3	$0.4	$0.7	$0.8	$5.2
(1)
Includes balances of the OneCell business for periods prior to its disposition.
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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the six months ended June 30, 2025:

	CCS	Ruckus (1)	ANS	Corporate and other (2)	Total
Net sales	$1,599.5	$353.3	$547.5	$—	$2,500.3

Cost and expenses:
Segment cost of sales	1,017.9	121.7	298.3	0.9
Segment operating expenses	214.7	162.7	138.3	4.1
Addback: Depreciation	(26.4)	(2.4)	(7.5)	(0.1)
Segment adjusted EBITDA	393.3	71.3	118.4	(4.9)	578.1
Amortization of intangible assets					(105.6)
Restructuring costs, net					(14.2)
Equity-based compensation					(16.2)
Transaction, transformation and integration costs					(30.8)
Other					(4.9)
Depreciation					(36.4)
Operating income					370.0
Other expense, net					(343.6)
Income from continuing operations before income taxes					$26.4

Depreciation	$26.4	$2.4	$7.5	$0.1	$36.4
Additions to property, plant and equipment	$24.6	$0.7	$2.8	$—	$28.1

(1)
Includes balances of the OneCell business for periods prior to its disposition.
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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the six months ended June 30, 2024:

	CCS	Ruckus (1)	ANS	Corporate and other (2)	Total
Net sales	1,333.1	238.0	383.5	—	1,954.6

Cost and expenses:
Segment cost of sales	896.8	123.2	235.7	3.8
Segment operating expenses	195.0	139.9	109.5	20.6
Addback: Depreciation	(27.5)	(3.6)	(10.1)	(1.5)
Segment adjusted EBITDA	268.8	(21.5)	48.4	(22.9)	272.8
Amortization of intangible assets					(124.6)
Restructuring costs, net					(31.5)
Equity-based compensation					(10.9)
Transaction, transformation and integration costs					(26.5)
Depreciation					(42.7)
Operating income					36.6
Other expense, net					(321.0)
Loss from continuing operations before income taxes					$(284.4)

Depreciation	$27.5	$3.6	$10.1	$1.5	$42.7
Additions to property, plant and equipment	$6.9	$0.8	$1.8	$1.4	$10.9
(1)
Includes balances of the OneCell business for periods prior to its disposition.
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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 27.2% and 28.9% of total net sales for the three and six months ended June 30, 2025, respectively, compared to 35.4% and 35.0% of total net sales for the three and six months ended June 30, 2024. Sales by geographic region, based on the destination of product shipments or service provided, were as follows:

	Three Months Ended June 30, 2025
	CCS	Ruckus (1)	ANS	Total
Geographic Region:
United States	$627.8	$129.1	$254.2	$1,011.1
Europe, Middle East and Africa	95.6	29.7	19.4	144.7
Asia Pacific	108.2	23.1	14.4	145.7
Caribbean and Latin America	25.7	5.0	16.8	47.5
Canada	18.1	3.3	17.7	39.1
Consolidated net sales	$875.4	$190.2	$322.5	$1,388.1

	Three Months Ended June 30, 2024
	CCS	Ruckus (1)	ANS	Total
Geographic Region:
United States	$472.7	$78.9	$129.5	$681.1
Europe, Middle East and Africa	102.5	21.8	13.5	137.8
Asia Pacific	111.3	21.6	6.1	139.0
Caribbean and Latin America	25.4	4.5	22.5	52.4
Canada	16.5	3.0	23.8	43.3
Consolidated net sales	$728.4	$129.8	$195.4	$1,053.6

	Six Months Ended June 30, 2025
	CCS	Ruckus (1)	ANS	Total
Geographic Region:
United States	$1,131.3	$234.4	$413.0	$1,778.7
Europe, Middle East and Africa	188.8	61.1	41.0	290.9
Asia Pacific	193.0	42.7	23.2	258.9
Caribbean and Latin America	50.4	8.9	31.9	91.2
Canada	36.0	6.2	38.4	80.6
Consolidated net sales	$1,599.5	$353.3	$547.5	$2,500.3

	Six Months Ended June 30, 2024
	CCS	Ruckus (1)	ANS	Total
Geographic Region:
United States	$860.9	$139.7	$270.4	$1,271.0
Europe, Middle East and Africa	201.7	45.0	25.7	272.4
Asia Pacific	195.4	39.1	14.6	249.1
Caribbean and Latin America	48.9	9.2	38.5	96.6
Canada	26.2	5.0	34.3	65.5
Consolidated net sales	$1,333.1	$238.0	$383.5	$1,954.6
(1)
Includes balances of the OneCell business for periods prior to its disposition.

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

The Company’s net pretax restructuring activity included in restructuring costs, net on the Condensed Consolidated Statements of Operations, by segment, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
CCS	$1.2	$0.5	$2.2	$0.8
Ruckus (1)	1.3	0.5	3.0	1.7
ANS	0.5	(0.3)	8.9	28.7
Corporate and other	—	0.2	0.1	0.3
Total	$3.0	$0.9	$14.2	$31.5
(1)
Includes balances of the OneCell business for periods prior to its disposition.

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

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	June 30, 2025	December 31, 2024
Accrued and other liabilities	$5.9	$4.0
Other noncurrent liabilities	—	—
Total restructuring liabilities	$5.9	$4.0

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

CommScope NEXT Restructuring Actions

In the first quarter of 2021, the Company announced and began implementing a business transformation initiative called CommScope NEXT. This initiative is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. The activity within the liability established for CommScope NEXT restructuring actions was as follows:

	Employee-Related Costs	Other	Total
Balance at March 31, 2025	$8.2	$(0.0)	$8.2
Additional expense, net	2.8	0.2	3.0
Cash received (paid)	(5.2)	9.8	4.6
Foreign exchange and other non-cash items	0.1	(10.0)	(9.9)
Balance at June 30, 2025	$5.9	$—	$5.9

Balance at December 31, 2024	$4.0	$—	$4.0
Additional expense, net	13.2	1.0	14.2
Cash received (paid)	(11.5)	8.4	(3.1)
Third-party indemnification receivable (1)	—	0.6	0.6
Foreign exchange and other non-cash items	0.2	(10.0)	(9.8)
Balance at June 30, 2025	$5.9	$—	$5.9

(1) Reflects the reimbursement of other costs from a third-party, for which the Company is obligated to pay.

CommScope NEXT actions to date have included the closure of manufacturing, administration and warehouse facilities, as well as headcount reductions in other manufacturing locations and engineering, marketing, sales and administrative functions, and asset impairments associated with restructuring-related actions. During the three and six months ended June 30, 2025, additional expenses were recorded for employee-related costs for severance, as well as lease termination and idle facility costs during the period. Other costs for the three and six months ended June 30, 2025 included an asset impairment of $2.6 million for certain leased real estate and the sale of an owned facility. The Company recorded net proceeds of $9.8 million related to the facility sale, resulting in a pretax gain of $2.3 million.

The Company has recognized restructuring charges of $199.6 million to date related to CommScope NEXT actions. The Company expects to make cash payments of $5.2 million during the remainder of 2025 and $0.7 million during 2026 to settle CommScope NEXT restructuring actions. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

11. SERIES A CONVERTIBLE PREFERRED STOCK

On April 4, 2019, the Company issued and sold 1,000,000 shares of the Convertible Preferred Stock to Carlyle for $1.0 billion, or $1,000 per share, pursuant to an Investment Agreement between the Company and Carlyle, dated November 8, 2018. The Convertible Preferred Stock is convertible, at the option of the holders, at any time into shares of CommScope common stock at an initial conversion rate of 36.3636 shares of common stock per share of the Convertible Preferred Stock (equivalent to $27.50 per common share). The conversion rate is subject to customary antidilution and other adjustments. As of June 30, 2025, the Company had authorized 1,400,000 shares of the Convertible Preferred Stock.

Holders of the Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. Dividends can be paid in cash, in-kind through the issuance of additional shares of the Convertible Preferred Stock or any combination of the two, at the Company’s option. During the three and six months ended June 30, 2025 and 2024, the Company paid dividends in-kind of $17.1 million and $34.0 million, respectively, and $16.2 million and $32.2 million, respectively, which were recorded as additional Convertible Preferred Stock on the Condensed Consolidated Balance Sheets.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

12. SUBSEQUENT EVENTS

On August 3, 2025, the Company entered into a definitive agreement (Agreement) with Amphenol Corporation, a Delaware corporation (Amphenol), pursuant to which Amphenol has agreed to acquire the Company’s CCS segment in exchange for $10.5 billion in cash, to be paid by Amphenol upon closing. The Company expects net proceeds after fees and taxes to be approximately $10.0 billion. The sale is expected to close within the first half of 2026, subject to customary closing conditions, including receipt of applicable regulatory and shareholder approvals. The CCS segment provides wired infrastructure for data centers, enterprise and service providers on a global scale.

In connection with the transaction and as required by the Agreement, the Company currently expects to repay or redeem its existing indebtedness on or shortly after the closing date. After repaying debt, redeeming preferred stock, and placing a modest leverage on the remaining company, the Company expects to have excess cash by which to pay a dividend after the deal closes.

The divestiture of the CCS segment is expected to meet the “held for sale” criteria in the third quarter of 2025, and the Company has determined that it represents a strategic shift that will have a major effect on the Company’s operations. As such, the results of operations will be reclassified to discontinued operations on the Condensed Consolidated Statements of Operations and retrospectively for all periods presented beginning in the third quarter of 2025. In addition, the assets and liabilities will be presented separately on the Condensed Consolidated Balance Sheets for both current and prior periods beginning in the third quarter of 2025.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. Consequently, the Company will evaluate the impacts of the newly enacted tax law and identify any other changes required to its financial statements as a result of the OBBBA and such evaluations will be reflected on the Company’s Quarterly Report on Form 10-Q for the third quarter of 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report, as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report).

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

CommScope NEXT

Since 2021, we have been engaged in a transformation initiative referred to as CommScope NEXT, which is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We believe these efforts are critical to making us more competitive and allowing us to invest in growth, de-leverage our indebtedness and maximize stockholder and other stakeholder value in the future. We continue to focus on driving operational efficiencies and other cost savings initiatives, as well as portfolio optimization, all of which is enabling us to take advantage of the recovery in demand that we started to see beginning in late 2024 and which has continued into 2025. We continue to analyze the impacts of the recently announced tariffs under the current U.S. administration; however, we believe we have a manageable plan in place to prepare for potential impacts with our flexible manufacturing footprint, broad supplier base and pricing strategy. Our approach of focusing on matters in our control has driven improved results in the first half of 2025 and will remain our focus for the remainder of 2025.

As a result, we incurred $3.0 million and $14.2 million of net restructuring costs and $15.2 million and $30.8 million of transaction, transformation and integration costs during the three and six months ended June 30, 2025, respectively, primarily related to CommScope NEXT initiatives. We incurred $0.9 million and $31.5 million of net restructuring costs and $19.9 million and $26.5 million of transaction, transformation and integration costs during the three and six months ended June 30, 2024, respectively. We expect to continue to incur such costs during 2025 as we continue executing on CommScope NEXT initiatives, and the resulting charges and cash requirements could be material.

In January 2025, we completed the previously announced sale of our Outdoor Wireless Networks (OWN) segment and the Distributed Antenna Systems (DAS) business unit of our Networking, Intelligent Cellular & Security Solutions (NICS) segment to Amphenol Corporation (Amphenol), pursuant to the Purchase Agreement dated July 18, 2024, in exchange for approximately $2.0 billion (net of transaction expense and cash acquired), which is subject to adjustment. The OWN segment and DAS business unit qualified as “held for sale” per Accounting Standards Codification (ASC) 360-10 in the third quarter of 2024 and were classified as discontinued operations per ASC 205-20, as we determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on our operations and financial results. For all periods presented, amounts in these condensed consolidated financial statements have been recast to reflect the discontinuation of our OWN segment and DAS business unit in accordance with this guidance.

As a result of divesting the DAS business during the quarter ended March 31, 2025, we have changed the name of our NICS segment to Ruckus, effective as of April 1, 2025. There were no changes to the composition of our operating or reportable segments, the financial information reviewed by the chief operating decision maker (CODM), or historical segment operating results as a result of this change. Certain historical transactions related to product shifts and divestitures occurring prior to the effective date of the name change are still being referred to as part of the NICS segment. Unless otherwise noted, the following discussions relate solely to our continuing operations. As a result, we are reporting financial performance based on the following remaining three operating segments: Connectivity and Cable Solutions (CCS), Ruckus and Access Network Solutions (ANS). For further discussion of the discontinued operations related to our OWN segment, DAS business unit and Home Networks (Home) business, see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

On May 1, 2025, we completed the sale of our OneCell business to Amphenol, pursuant to a Purchase Agreement dated April 30, 2025. OneCell is an advanced in-building small cell solution designed to deliver seamless LTE and 5G connectivity across enterprise environments. The transaction involved the sale of certain assets and transfer of certain operations that were previously included within our Ruckus segment. The disposal did not meet the criteria for classification as a discontinued operation under ASC 205-20, Presentation of Financial Statements – Discontinued Operations, as it does not represent a strategic shift that has or will have a major effect on our operations and financial results. For further discussion of the disposition related to our OneCell business, see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

In January 2024, we completed the sale of our Home segment and substantially all of the associated segment assets and liabilities (Home business) to Vantiva SA (Vantiva) pursuant to the Call Option Agreement entered into on October 2, 2023 and the Purchase Agreement dated as of December 7, 2023. In the fourth quarter of 2023, we determined our Home business qualified as “held for sale” and was classified as discontinued operations in accordance with accounting guidance.

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

As of January 1, 2025, management shifted a product line from its Ruckus (formerly NICS) segment to its ANS segment to better align with how the businesses are managed. All prior period amounts have been recast to reflect these operating segment changes.

For more discussion on risks related to our customers, see Part I, Item 1A, “Risk Factors” in our 2024 Annual Report.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies as disclosed in our 2024 Annual Report.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Three Months Ended
	June 30,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,388.1	100.0%	$1,053.6	100.0%	$334.5	31.7%
Gross profit	591.7	42.6	399.0	37.9	192.7	48.3
Operating income	236.0	17.0	91.4	8.7	144.6	158.2
Non-GAAP adjusted EBITDA (1)	337.8	24.3	188.7	17.9	149.1	79.0
Income (loss) from continuing operations	29.4	2.1	(56.2)	(5.3)	85.6	NM
Diluted earnings (loss) from continuing operations per share	$0.05		$(0.34)		$0.39	NM

	Six Months Ended
	June 30,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,500.3	100.0%	$1,954.6	100.0%	$545.7	27.9%
Gross profit	1,060.3	42.4	694.1	35.5	366.2	52.8
Operating income	370.0	14.8	36.6	1.9	333.4	910.9
Non-GAAP adjusted EBITDA (1)	578.1	23.1	272.8	14.0	305.3	111.9
Income (loss) from continuing operations	319.1	12.8	(299.2)	(15.3)	618.3	(206.7)
Diluted earnings (loss) from continuing operations per share	$1.17		$(1.56)		$2.73	NM

NM – Not meaningful

(1)
See “Reconciliation of Non-GAAP Measures” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Net sales

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in millions)
Net sales	$1,388.1	$1,053.6	$334.5	31.7%	$2,500.3	$1,954.6	$545.7	27.9%
Domestic	1,011.1	681.1	330.0	48.5	1,778.7	1,271.0	507.7	39.9
International	377.0	372.5	4.5	1.2	721.6	683.6	38.0	5.6

Net sales for the three and six months ended June 30, 2025 increased $334.5 million, or 31.7%, and $545.7 million, or 27.9%, respectively, compared to the prior year periods primarily driven by increased sales volumes, partially offset by lower pricing. The increase in net sales for the three months ended June 30, 2025 was driven by higher net sales of $147.0 million in the CCS segment, $127.1 million in the ANS segment and $60.4 million in the Ruckus segment. The increase in net sales for the six months ended June 30, 2025 was driven by higher net sales of $266.4 million in the CCS segment, $164.0 million in the ANS segment and $115.3 million in the Ruckus segment. For further details by segment, see “Segment Results” below.

From a regional perspective, for the three months ended June 30, 2025 compared to the prior year period, net sales increased in the U.S. by $330.0 million, the Europe, Middle East and Africa (EMEA) region by $6.9 million and the Asia Pacific (APAC) region by $6.7 million, but decreased in the Caribbean and Latin America (CALA) region by $4.9 million and Canada by $4.2 million. For the six months ended June 30, 2025 compared to the prior year period, net sales increased in the U.S. by $507.7 million, the EMEA region by $18.5 million, Canada by $15.1 million and the APAC region by $9.8 million, but decreased in the CALA region by $5.4 million. Net sales to customers located outside of the U.S. comprised 27.2% and 28.9%, respectively, of total net sales for the three and six months ended June 30, 2025 compared to 35.4% and 35.0%, respectively, for the three and six months ended June 30, 2024. Foreign exchange rate changes did not have a material impact on our net sales during the three or six months ended June 30, 2025 compared to the prior year periods. For additional information on regional sales by segment, see “Segment Results” below and Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Gross profit, TSA income, SG&A expense and R&D expense

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in millions)
Gross profit	$591.7	$399.0	$192.7	48.3%	$1,060.3	$694.1	$366.2	52.8%
As a percent of sales	42.6%	37.9%			42.4%	35.5%
TSA income	10.3	8.4	1.9	22.6	19.0	18.0	1.0	5.6
As a percent of sales	0.7%	0.8%			0.8%	0.9%
SG&A expense	215.6	187.0	28.6	15.3	409.8	362.1	47.7	13.2
As a percent of sales	15.5%	17.7%			16.4%	18.5%
R&D expense	90.9	72.6	18.3	25.2	174.8	157.3	17.5	11.1
As a percent of sales	6.5%	6.9%			7.0%	8.0%

Gross profit (net sales less cost of sales)

Gross profit increased by $192.7 million and $366.2 million for the three and six months ended June 30, 2025, respectively, compared to the prior year periods primarily due to increased net sales volumes, partially offset by higher input costs.

Transition service agreement income

Transition service agreement (TSA) income is related to the TSA we entered into with Amphenol in conjunction with the closing of the transactions to divest of the OWN segment and DAS business unit and the OneCell business, as well as the TSA we entered into with Vantiva in conjunction with the closing of the transaction to divest of the Home business. Under the TSAs, we provide and receive certain post-closing support on a transitional basis. The TSAs have varying terms for duration, depending on the services provided thereunder, and provide for options to extend. For additional information related to the TSAs, see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Selling, general and administrative expense

For the three and six months ended June 30, 2025, selling, general and administrative (SG&A) expense increased by $28.6 million and $47.7 million, respectively, compared to the prior year periods primarily due to higher realization of savings from cost saving initiatives in the prior year periods.

Research and development expense

For the three and six months ended June 30, 2025, research and development (R&D) expense increased by $18.3 million and $17.5 million, respectively, compared to the prior year periods. R&D activities generally involve ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs, net and Other

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$51.6	$55.5	$(3.9)	(7.0)%	$105.6	$124.6	$(19.0)	(15.2)%
Restructuring costs, net	3.0	0.9	2.1	233.3	14.2	31.5	(17.3)	(54.9)
Other	4.9	—	4.9	NM	4.9	—	4.9	NM

NM – Not meaningful

Amortization of purchased intangible assets

For the three and six months ended June 30, 2025, amortization of purchased intangible assets was lower compared to the prior year periods because certain of our intangible assets became fully amortized.

Restructuring costs, net

The net restructuring costs recorded during the three and six months ended June 30, 2025 and 2024 were primarily related to CommScope NEXT. For the three and six months ended June 30, 2025, our net restructuring costs included the sale of an owned facility. We recorded net proceeds of $9.8 million related to the facility sale, resulting in a pretax gain of $2.3 million. Excluding the pretax gain on the sale, our net restructuring costs were $5.3 million and $16.5 million, respectively, and we paid $5.2 million and $12.9 million, respectively, to settle restructuring liabilities. We expect to pay an additional $5.9 million through 2026 related to restructuring actions that have been initiated. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

Other

For the three and six months ended June 30, 2025, the change in other represents the pretax loss of $4.9 million on the sale of our OneCell business to Amphenol, which was completed on May 1, 2025. For additional information related to the disposal of our OneCell business, see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Other income (expense), net

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in millions)
Foreign currency gain (loss)	$(11.7)	$2.0	$(13.7)	(685.0)%	$(19.6)	$5.4	$(25.0)	(463.0)%
Other income (expense), net	(0.5)	3.4	(3.9)	(114.7)	(1.7)	3.0	(4.7)	(156.7)

Foreign currency gain (loss)

Foreign currency gain (loss) includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The change in foreign currency gain (loss) for the three and six months ended June 30, 2025 compared to the prior year periods was primarily driven by certain unhedged currencies.

Other income (expense), net

The change in other income (expense), net for the three and six months ended June 30, 2025 compared to the prior year periods was not significant. Included in other income (expense), net the six months ended June 30, 2025 is $1.1 million of debt issuance costs related to the debt refinancing transaction in December 2024.

Interest expense, Interest income and Income taxes

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in millions)
Interest expense	$(156.1)	$(167.5)	$11.4	(6.8)%	$(329.8)	$(335.2)	$5.4	(1.6)%
Interest income	3.1	2.1	1.0	47.6	7.5	5.8	1.7	29.3
Income tax (expense) benefit	(41.4)	12.4	(53.8)	(433.9)	292.7	(14.8)	307.5	NM

NM – Not meaningful

Interest expense and Interest income

Interest expense for the three and six months ended June 30, 2025 decreased $11.4 million and $5.4 million, respectively, when compared to the prior year periods primarily as a result of lower outstanding debt balances associated with the repurchases of our 4.75% senior secured notes due September 2029 (2029 Secured Notes) and our 6.00% senior secured notes due March 2026 (2026 Secured Notes), and the repayment of the outstanding borrowings under our asset-based revolving credit facility (Revolving Credit Facility) in January 2025, as further discussed in Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. For the three and six months ended June 30, 2025, these favorable impacts were partially offset by the unfavorable impact of the increased variable interest rate on our senior secured term loan due December 2029. In addition, for the six months ended June 30, 2025, interest expense was unfavorably impacted by the write-off of $7.3 million of existing debt issuance costs related to the repurchases of our 2029 Secured Notes and 2026 Secured Notes, and the reduction in the borrowing capacity under our Revolving Credit Facility. Our weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 8.57% at June 30, 2025, 8.09% at December 31, 2024 and 7.22% at June 30, 2024.

Our interest expense and payments on our variable rate debt could increase if the Federal Reserve increases interest rates in the remainder of 2025. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” in our 2024 Annual Report for further discussion of our interest rate risk.

Income tax (expense) benefit

For the three and six months ended June 30, 2025, we recognized income tax expense of $41.4 million on pretax income of $70.8 million and an income tax benefit of $292.7 million on pretax income of $26.4 million, respectively. Our income tax taxes were greater than the statutory rate of 21.0% for the three and six months ended June 30, 2025 primarily due to the tax benefit related to federal tax credits, as well as $361.1 million of tax benefit associated with a tax planning strategy for the six months ended June 30, 2025. Offsetting these benefits for the three and six months ended June 30, 2025, were the unfavorable impacts of $29.6 million and $50.0 million, respectively, of an additional valuation allowance related to current year federal and state interest limitation carryforwards and U.S. anti-deferral provisions. For the three and six months ended June 30, 2025, we used a discrete calculation to compute the net tax benefit associated with external interest. Using the estimated annual tax rate for this component of income would have produced significant variability in the estimated annual effective tax rate, and use of the discrete method for this component results in the best estimate of the estimated annual effective tax rate.

For the three and six months ended June 30, 2024, we recognized an income tax benefit of $12.4 million on a pretax loss of $68.6 million and income tax expense of $14.8 million on a pretax loss of $284.4 million, respectively. Our income taxes for the three and six months ended June 30, 2024, were unfavorably impacted by $67.8 million of additional valuation allowance related to current year federal and state interest limitation carryforwards, U.S. anti-deferral provisions and excess tax costs of $7.3 million related to equity compensation awards, partially offset by tax benefits related to federal tax credits. For the three and six months ended June 30, 2024, we used a discrete calculation to compute the net tax benefit associated with external interest. Using the estimated annual tax rate for this component of income would have produced significant variability in the estimated annual effective tax rate, and use of the discrete method for this component results in the best estimate of the estimated annual effective tax rate.

Segment Results

	Three Months Ended
	June 30,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$875.4	63.1%	$728.4	69.1%	$147.0	20.2%
Ruckus (1)	190.2	13.7	129.8	12.3	60.4	46.5
ANS	322.5	23.2	195.4	18.5	127.1	65.0
Consolidated net sales	$1,388.1	100.0%	$1,053.6	100.0%	$334.5	31.7%

Operating income (loss) by segment:
CCS	$164.9	18.8%	$130.6	17.9%	$34.3	26.3%
Ruckus (1)	21.6	11.4	(25.3)	(19.5)	46.9	NM
ANS	49.5	15.3	2.5	1.3	47.0	1,880.0
Corporate and other (2)	—	NM	(16.4)	NM	16.4	NM
Consolidated operating income	$236.0	17.0%	$91.4	8.7%	$144.6	158.2%

Adjusted EBITDA by segment:
CCS	$211.1	24.1%	$171.4	23.5%	$39.7	23.2%
Ruckus (1)	46.5	24.4	(4.9)	(3.8)	51.4	NM
ANS	80.2	24.9	34.6	17.7	45.6	131.8
Corporate and other (2)	—	NM	(12.4)	NM	12.4	NM
Non-GAAP consolidated adjusted EBITDA (3)	$337.8	24.3%	$188.7	17.9%	$149.1	79.0%

NM – Not meaningful
(1)
Includes activity of the OneCell business for periods prior to its disposition.
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
(3)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Six Months Ended
	June 30,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
CCS	$1,599.5	64.0%	$1,333.1	68.2%	$266.4	20.0%
Ruckus (1)	353.3	14.1	238.0	12.2	115.3	48.4
ANS	547.5	21.9	383.5	19.6	164.0	42.8
Consolidated net sales	$2,500.3	100.0%	$1,954.6	100.0%	$545.7	27.9%

Operating income (loss) by segment:
CCS	$299.7	18.7%	$191.2	14.3%	$108.5	56.7%
Ruckus (1)	28.6	8.1	(61.2)	(25.7)	89.8	NM
ANS	47.8	8.7	(64.2)	(16.7)	112.0	NM
Corporate and other (2)	(6.1)	NM	(29.2)	NM	23.1	(79.1)
Consolidated operating income	$370.0	14.8%	$36.6	1.9%	$333.4	910.9%

Adjusted EBITDA by segment:
CCS	$393.3	24.6%	$268.8	20.2%	$124.5	46.3%
Ruckus (1)	71.3	20.2	(21.5)	(9.0)	92.8	NM
ANS	118.4	21.6	48.4	12.6	70.0	144.6
Corporate and other (2)	(4.9)	NM	(22.9)	NM	18.0	(78.6)
Non-GAAP consolidated adjusted EBITDA (3)	$578.1	23.1%	$272.8	14.0%	$305.3	111.9%

NM – Not meaningful

(1)
Includes activity of the OneCell business for periods prior to its disposition.
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
(3)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Connectivity and Cable Solutions Segment

Net sales for the CCS segment increased for the three and six months ended June 30, 2025 compared to the prior year periods primarily due to higher sales volumes in the Data Center business. From a regional perspective, for the three months ended June 30, 2025, net sales increased in the U.S. by $155.1 million, Canada by $1.6 million and the CALA region by $0.3 million, but decreased in the EMEA region by $6.9 million and the APAC region by $3.1 million, compared to the prior year period. For the six months ended June 30, 2025, net sales increased in the U.S. by $270.4 million, Canada by $9.8 million and the CALA region by $1.5 million, but decreased in the EMEA region by $12.9 million and the APAC region by $2.4 million, compared to the prior year period. Foreign exchange rate changes did not have a material impact on our CCS segment net sales during the three or six months ended June 30, 2025.

For the three and six months ended June 30, 2025, CCS segment operating income and adjusted EBITDA increased compared to the prior year periods primarily due to higher sales volumes, partially offset by lower pricing and higher SG&A and input costs. CCS segment operating income for the three and six months ended June 30, 2025 was unfavorably impacted by an increase in transaction, transformation and integration costs of $2.2 million and $14.5 million, respectively. Transaction, transformation and integration costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Ruckus Segment

For the three and six months ended June 30, 2025, Ruckus segment net sales increased compared to the prior year periods primarily due to higher sales volumes. From a regional perspective, for the three months ended June 30, 2025, Ruckus segment net sales increased in the U.S. by $50.2 million, the EMEA region by $7.9 million, the APAC region by $1.5 million, the CALA region by $0.5 million and Canada by $0.3 million, compared to the prior year period. For the six months ended June 30, 2025, Ruckus segment net sales increased in the U.S. by $94.7 million, the EMEA region by $16.1 million, the APAC region by $3.6 million and Canada by $1.2 million, but decreased in the CALA region by $0.3 million, compared to the prior year period. Foreign exchange rate changes did not have a material impact on our Ruckus segment net sales during the three or six months ended June 30, 2025.

For the three and six months ended June 30, 2025, Ruckus segment operating loss decreased and adjusted EBITDA increased compared to the prior year periods primarily due to higher sales volumes, partially offset by higher SG&A and R&D costs. Ruckus segment operating income for the three and six months ended June 30, 2025, was unfavorably impacted by the pretax loss of $4.9 million on the sale of our OneCell business which is not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Access Network Solutions Segment

For the three and six months ended June 30, 2025, net sales increased in the ANS segment compared to the prior year periods primarily due to higher sales volumes in Access Technologies and Broadband Network Solutions. From a regional perspective, for the three months ended June 30, 2025, ANS segment net sales increased in the U.S. by $124.7 million, the APAC region by $8.3 million and the EMEA region by $5.9 million, but decreased in Canada by $6.1 million and the CALA region by $5.7 million, compared to the prior year period. For the six months ended June 30, 2025, ANS segment net sales increased in the U.S. by $142.6 million, the EMEA region by $15.3 million, the APAC region by $8.6 million and Canada by $4.1 million, but decreased in the CALA region by $6.6 million, compared to the prior year period. Foreign exchange rate changes did not have a material impact on our ANS segment net sales during the three or six months ended June 30, 2025.

For the three and six months ended June 30, 2025, ANS segment operating income and adjusted EBITDA increased compared to the prior year periods primarily due to higher sales volumes, partially offset by higher SG&A, R&D and input costs. For the six months ended June 30, 2025, ANS segment operating income was favorably impacted by reductions in restructuring costs of $19.8 million, amortization expense of $15.9 million and transaction, transformation and integration costs of $5.3 million. Restructuring costs, amortization expense, and transaction, transformation and integration costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data):

	June 30, 2025	December 31, 2024	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents (1)	$571.1	$663.3	$(92.2)	(13.9)%
Working capital, net of assets and liabilities held for sale (2) and excluding cash and cash equivalents and current portion of long-term debt	792.0	577.7	214.3	37.1
Availability under Revolving Credit Facility	419.7	449.3	(29.6)	(6.6)
Long-term debt, including current portion	7,249.7	9,238.4	(1988.7)	(21.5)
Total capitalization (3)	6,070.4	7,009.6	(939.2)	(13.4)
Long-term debt as a percentage of total capitalization	119.4%	131.8%

(1)
Includes cash and cash equivalents in assets held for sale of $98.4 million as of December 31, 2024.
(2)
Working capital is net of assets and liabilities held for sale and consists of current assets of $2,521.3 million less current liabilities of $1,158.2 million as of June 30, 2025 and current assets of $2,127.0 million less current liabilities of $984.4 million as of December 31, 2024.
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

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended June 30, 2025, our non-GAAP pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $1,024.5 million, which included annualized savings expected from cost reduction initiatives of $19.0 million so that the impact of cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities as of June 30, 2025.

Cash and cash equivalents decreased by $92.2 million during the six months ended June 30, 2025 as described under the Cash Flow Overview section below. As of June 30, 2025, approximately 44.2% of our cash and cash equivalents were held outside the U.S.

Working capital, net of assets and liabilities held for sale and excluding cash and cash equivalents and the current portion of long-term debt, increased during the six months ended June 30, 2025 compared to the fourth quarter of 2024 primarily due to higher accounts receivable and inventory balances due to increased net sales in the second quarter of 2025 compared to the fourth quarter of 2024, partially offset by increases in accounts payable and other liabilities. During the six months ended June 30, 2025, we sold accounts receivable under customer-sponsored supplier financing agreements. This had an impact of approximately $106 million on working capital, excluding cash and cash equivalents and the current portion of long-term debt, as of June 30, 2025. Under these agreements, we are able to sell certain accounts receivable to a bank, and we retain no interest in and have no servicing responsibilities for the accounts receivable sold. The net decrease in total capitalization during the six months ended June 30, 2025 is primarily driven by the repurchases of debt related to the debt refinancing transactions in December 2024, partially offset by net income reflected for the period.

Cash Flow Overview

	Six Months Ended
	June 30,		$	%
	2025	2024	Change	Change
	(dollars in millions)
Net cash used in operating activities	$(109.8)	$(126.9)	$17.1	(13.5)%
Net cash generated by (used in) investing activities	2,023.7	(47.6)	2,071.3	NM
Net cash used in financing activities	(2,015.6)	(17.8)	(1,997.8)	NM

NM – Not meaningful

Operating Activities

	Six Months Ended
	June 30,
	2025	2024
	(in millions)
Net income (loss)	$815.8	$(289.3)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	153.2	202.5
Equity-based compensation	16.6	12.8
Deferred income taxes	1.3	5.9
Asset impairments	—	17.2
(Gain) loss on disposal of discontinued operations	(869.2)	21.9
Changes in assets and liabilities:
Accounts receivable	(238.5)	(190.7)
Inventories	(90.0)	46.7
Prepaid expenses and other assets	(76.1)	(101.6)
Accounts payable and other liabilities	125.9	129.4
Other	51.2	18.3
Net cash used in operating activities	$(109.8)	$(126.9)

During the six months ended June 30, 2025, the decrease in net cash used in operating activities compared to the prior year period was driven by a decrease in working capital primarily due to lower inventory as a result of excess channel inventory in the prior year period, partially offset by higher cash taxes and cash interest paid in the current year period compared to the prior year period.

Investing Activities

	Six Months Ended
	June 30,
	2025	2024
	(in millions)
Additions to property, plant and equipment	$(28.1)	$(11.3)
Proceeds from sale of property, plant and equipment	10.0	0.2
Net proceeds from divestitures	2,041.8	—
Acquisition of a business	—	(45.1)
Other	—	8.6
Net cash generated by (used in) investing activities	$2,023.7	$(47.6)

During the six months ended June 30, 2025, the increase in cash generated by investing activities compared to the prior year period was primarily driven by favorable impacts from net proceeds of $2,034.5 million related to the sale of the OWN segment and DAS business unit to Amphenol, net proceeds of $7.3 million related to the sale of the OneCell business and cash paid in the prior period of $45.1 million related to the Casa Transaction. These favorable impacts were partially offset by unfavorable impacts due to increased capital expenditures of $16.8 million compared to the prior year period and proceeds received in the prior year period of $8.6 million on the sale of certain nonfinancial assets.

Financing Activities

	Six Months Ended
	June 30,
	2025	2024
	(in millions)
Long-term debt repaid	$(2,049.0)	$(16.0)
Long-term debt proceeds	50.0	—
Debt issuance costs	(5.7)	—
Tax withholding payments for vested equity-based compensation awards	(10.9)	(1.8)
Net cash used in financing activities	$(2,015.6)	$(17.8)

During the six months ended June 30, 2025, we repurchased $299.0 million in aggregate principal amount of our 2029 Secured Notes and repurchased in full the $1,500.0 million outstanding amount of our 2026 Secured Notes. In connection with the debt transactions, we paid $5.7 million of debt issuance costs.

During the six months ended June 30, 2025, we borrowed $50.0 million and repaid $250.0 million of outstanding borrowings under our Revolving Credit Facility, and the remaining availability was $419.7 million, reflecting a borrowing base subject to maximum capacity of $482.2 million reduced by $62.5 million of letters of credit issued.

During the six months ended June 30, 2024, we paid the quarterly scheduled amortization payments totaling $16.0 million on our previous senior secured term loan due 2026.

During the six months ended June 30, 2025, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units (RSUs) and performance share units (PSUs), which reduced cash flows by $10.9 million compared to $1.8 million in the prior year period.

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

We also believe presenting these non-GAAP results for the twelve months ended June 30, 2025 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the six months ended June 30, 2024 from the data for the year ended December 31, 2024 and then adding the data for the six months ended June 30, 2025.

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

Consolidated

	Three Months		Six Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	June 30,		June 30,		December 31,	June 30,
	2025	2024	2025	2024	2024	2025
	(in millions)
Income (loss) from continuing operations	$29.4	$(56.2)	$319.1	$(299.2)	$(461.0)	$157.3
Income tax expense (benefit)	41.4	(12.4)	(292.7)	14.8	51.7	(255.8)
Interest income	(3.1)	(2.1)	(7.5)	(5.8)	(10.9)	(12.6)
Interest expense	156.1	167.5	329.8	335.2	686.9	681.5
Other (income) expense, net	12.2	(5.4)	21.3	(8.4)	(10.2)	19.5
Operating income	236.0	91.4	370.0	36.6	256.5	589.9
Adjustments:
Amortization of purchased intangible assets	51.6	55.5	105.6	124.6	236.5	217.5
Restructuring costs, net	3.0	0.9	14.2	31.5	36.7	19.4
Equity-based compensation	9.1	1.1	16.2	10.9	25.2	30.5
Transaction, transformation and integration costs (1)	15.2	19.9	30.8	26.5	63.4	67.7
Patent claims and litigation settlements	—	—	—	—	(1.0)	(1.0)
Other	4.9	—	4.9	—	—	4.9
Depreciation	18.0	19.9	36.4	42.7	82.9	76.6
Non-GAAP adjusted EBITDA	$337.8	$188.7	$578.1	$272.8	$700.2	$1,005.5

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

Connectivity and Cable Solutions Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Operating income	$164.9	$130.6	$299.7	$191.2
Adjustments:
Amortization of purchased intangible assets	17.6	18.3	34.8	36.8
Restructuring costs, net	1.2	0.5	2.2	0.8
Equity-based compensation	4.4	0.7	7.7	4.5
Transaction, transformation and integration costs	9.8	7.6	22.4	7.9
Depreciation	13.3	13.6	26.4	27.5
Adjusted EBITDA	$211.1	$171.4	$393.3	$268.8

Ruckus Segment (1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Operating income (loss)	$21.6	$(25.3)	$28.6	$(61.2)
Adjustments:
Amortization of purchased intangible assets	12.7	12.7	25.4	25.3
Restructuring costs, net	1.3	0.5	3.0	1.7
Equity-based compensation	2.2	0.4	4.0	3.0
Transaction, transformation and integration costs	2.8	5.4	3.2	6.2
Other	4.9	—	4.9	—
Depreciation	1.1	1.4	2.4	3.6
Adjusted EBITDA	$46.5	$(4.9)	$71.3	$(21.5)
(1)
Includes activity of the OneCell business for periods prior to its disposition.

Access Network Solutions Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Operating income (loss)	$49.5	$2.5	$47.8	$(64.2)
Adjustments:
Amortization of purchased intangible assets	21.4	24.3	46.2	62.1
Restructuring costs (credits), net	0.5	(0.3)	8.9	28.7
Equity-based compensation	2.5	0.2	4.5	3.0
Transaction, transformation and integration costs	2.5	3.8	3.5	8.8
Depreciation	3.6	4.1	7.5	10.1
Adjusted EBITDA	$80.2	$34.6	$118.4	$48.4

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

Changes in Internal Control Over Financial Reporting

Reference should be made to our 2024 Annual Report for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	2,529	$4.07	—	$—
May 1, 2025 - May 31, 2025	13,855	$4.55	—	$—
June 1, 2025 - June 30, 2025	1,542,313	$6.04	—	$—
Total	1,558,697	$6.02	—

(1) The shares purchased were withheld to satisfy the withholding tax obligations related to RSUs and PSUs that vested during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

Our officers and directors did not enter into, modify or terminate any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2025.

ITEM 6. EXHIBITS

10.1 **

Amendment No. 4 to Credit Agreement, dated as of May 30, 2025, by and among CommScope, LLC, as parent borrower, the other borrowers party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders.

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

COMMSCOPE HOLDING COMPANY, INC.

August 4, 2025	/s/ Kyle D. Lorentzen
Date	Kyle D. Lorentzen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)