Form 10-Q
period 2025-09-30
CommScope Holding Company, Inc.
filed 2025-10-30
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 23, 2025, there were 221,548,707 shares of common stock outstanding.

CommScope Holding Company, Inc.

Form 10-Q

September 30, 2025

PART 1 – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Operations
(Unaudited -- In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$1,629.7	$1,082.2	$4,130.0	$3,036.7
Cost of sales	961.9	647.1	2,401.9	1,907.5
Gross profit	667.8	435.1	1,728.1	1,129.2
Transition service agreement income	8.6	4.4	27.6	22.4
Operating expenses:
Selling, general and administrative	226.8	203.4	636.6	565.5
Research and development	95.3	78.0	270.1	235.2
Amortization of purchased intangible assets	51.7	56.8	157.3	181.4
Restructuring costs (credits), net	1.8	(0.9)	16.0	30.6
Other	(0.1)	—	4.8	—
Total operating expenses	375.5	337.3	1,084.8	1,012.7
Operating income	300.9	102.2	670.9	138.9
Other income (expense), net	(0.7)	(6.8)	(22.0)	1.7
Interest expense	(154.6)	(168.0)	(484.4)	(503.2)
Interest income	3.9	2.6	11.4	8.3
Income (loss) from continuing operations before income taxes	149.5	(70.0)	175.9	(354.3)
Income tax (expense) benefit	(42.6)	(26.7)	250.1	(41.6)
Income (loss) from continuing operations	106.9	(96.7)	426.0	(395.9)
Income from discontinued operations, net of income tax (expense) benefit of $3.3, $(22.1), $(380.4) and $(73.8), respectively	1.5	63.7	498.2	73.6
Net income (loss)	108.4	(33.0)	924.2	(322.3)
Series A convertible preferred stock dividends	(17.3)	(16.4)	(51.3)	(48.6)
Net income (loss) attributable to common stockholders	$91.1	$(49.4)	$872.9	$(370.9)

Basic:
Earnings (loss) from continuing operations per share	$0.40	$(0.52)	$1.71	$(2.08)
Earnings from discontinued operations per share	0.01	0.29	2.28	0.35
Earnings (loss) per share	$0.41	$(0.23)	$3.99	$(1.73)

Diluted:
Earnings (loss) from continuing operations per share	$0.38	$(0.52)	$1.55	$(2.08)
Earnings from discontinued operations per share	0.01	0.29	1.82	0.35
Earnings (loss) per share	$0.39	$(0.23)	$3.37	$(1.73)

Weighted average shares outstanding:
Basic	221.5	215.9	218.7	213.9
Diluted	277.7	215.9	274.1	213.9

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited – In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Comprehensive income (loss):
Net income (loss)	$108.4	$(33.0)	$924.2	$(322.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(6.1)	48.1	222.8	26.8
Pension and other postretirement benefit activity	0.2	0.1	0.4	—
Gain (loss) on hedging instruments	0.2	(10.7)	(0.9)	(3.3)
Total other comprehensive income (loss), net of tax	(5.7)	37.5	222.3	23.5
Total comprehensive income (loss)	$102.7	$4.5	$1,146.5	$(298.8)

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share amounts)
	Unaudited September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$705.3	$564.9
Accounts receivable, net of allowance for doubtful accounts of $13.3 and $16.5, respectively	1,042.5	685.9
Inventories, net	798.4	736.8
Prepaid expenses and other current assets	257.2	139.4
Current assets held for sale	—	1,357.5
Total current assets	2,803.4	3,484.5
Property, plant and equipment, net of accumulated depreciation of $721.6 and $710.2, respectively	335.6	342.2
Goodwill	2,923.7	2,867.3
Other intangible assets, net	1,062.1	1,216.2
Deferred income taxes	486.9	537.7
Other noncurrent assets	327.4	299.6
Total assets	$7,939.1	$8,747.5
Liabilities and Stockholders' Deficit
Accounts payable	$592.5	$370.7
Accrued and other liabilities	651.3	613.7
Current liabilities held for sale	—	245.3
Total current liabilities	1,243.8	1,229.7
Long-term debt	7,254.9	9,238.4
Deferred income taxes	90.3	99.4
Other noncurrent liabilities	416.1	408.8
Total liabilities	9,005.1	10,976.3
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,278.7	1,227.3
Stockholders' deficit:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,278,653 and 1,227,328, respectively, Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 221,527,126 and 215,887,001, respectively	2.4	2.3
Additional paid-in capital	2,490.2	2,514.2
Accumulated deficit	(4,400.3)	(5,324.5)
Accumulated other comprehensive loss	(122.2)	(344.5)
Treasury stock, at cost: 17,540,748 shares and 15,647,303 shares, respectively	(314.8)	(303.6)
Total stockholders' deficit	(2,344.7)	(3,456.1)
Total liabilities and stockholders' deficit	$7,939.1	$8,747.5

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Cash Flows (1)
(Unaudited -- In millions)

	Nine Months Ended
	September 30,
	2025	2024
Operating Activities:
Net income (loss)	$924.2	$(322.3)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	227.9	287.7
Equity-based compensation	27.3	21.1
Deferred income taxes	32.7	1.0
Asset impairments	—	17.2
(Gain) loss on disposal of discontinued operations	(869.0)	27.4
Changes in assets and liabilities:
Accounts receivable	(347.3)	(109.3)
Inventories	(67.5)	58.2
Prepaid expenses and other assets	(148.9)	(108.7)
Accounts payable and other liabilities	208.2	93.8
Other	54.0	29.1
Net cash generated by (used in) operating activities	41.6	(4.8)
Investing Activities:
Additions to property, plant and equipment	(44.5)	(18.0)
Proceeds from sale of property, plant and equipment	10.0	0.2
Net proceeds from divestitures	2,041.9	—
Acquisition of a business	—	(45.1)
Other	—	8.6
Net cash generated by (used in) investing activities	2,007.4	(54.3)
Financing Activities:
Long-term debt repaid	(2,049.0)	(24.0)
Long-term debt proceeds	50.0	—
Debt issuance costs	(5.7)	—
Tax withholding payments for vested equity-based compensation awards	(11.2)	(1.8)
Net cash used in financing activities	(2,015.9)	(25.8)
Effect of exchange rate changes on cash and cash equivalents	8.9	(2.5)
Change in cash and cash equivalents	42.0	(87.4)
Cash and cash equivalents at beginning of period	663.3	543.8
Cash and cash equivalents at end of period	$705.3	$456.4

(1) The cash flows related to discontinued operations have not been segregated. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

See notes to unaudited condensed consolidated financial statements.

CommScope Holding Company, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited – In millions, except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Number of common shares outstanding:
Balance at beginning of period	221,451,007	215,851,423	215,887,001	212,108,634
Issuance of shares under equity-based compensation plans	111,300	9,387	7,533,570	4,961,268
Shares surrendered under equity-based compensation plans	(35,181)	(3,297)	(1,893,445)	(1,212,389)
Balance at end of period	221,527,126	215,857,513	221,527,126	215,857,513
Common stock:
Balance at beginning of period	$2.4	$2.3	$2.3	$2.3
Issuance of shares under equity-based compensation plans	—	—	0.1	—
Balance at end of period	$2.4	$2.3	$2.4	$2.3
Additional paid-in capital:
Balance at beginning of period	$2,496.7	$2,531.0	$2,514.2	$2,550.4
Equity-based compensation	10.8	8.3	27.3	21.1
Dividends on Series A convertible preferred stock	(17.3)	(16.4)	(51.3)	(48.6)
Balance at end of period	$2,490.2	$2,522.9	$2,490.2	$2,522.9
Accumulated deficit:
Balance at beginning of period	$(4,508.7)	$(5,298.3)	$(5,324.5)	$(5,009.0)
Net income (loss)	108.4	(33.0)	924.2	(322.3)
Balance at end of period	$(4,400.3)	$(5,331.3)	$(4,400.3)	$(5,331.3)
Accumulated other comprehensive loss:
Balance at beginning of period	$(116.5)	$(280.7)	$(344.5)	$(266.7)
Other comprehensive income (loss), net of tax	(5.7)	37.5	222.3	23.5
Balance at end of period	$(122.2)	$(243.2)	$(122.2)	$(243.2)
Treasury stock, at cost:
Balance at beginning of period	$(314.5)	$(303.5)	$(303.6)	$(301.7)
Net shares surrendered under equity-based compensation plans	(0.3)	(0.1)	(11.2)	(1.9)
Balance at end of period	$(314.8)	$(303.6)	$(314.8)	$(303.6)
Total stockholders' deficit	$(2,344.7)	$(3,352.9)	$(2,344.7)	$(3,352.9)

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

On August 3, 2025, the Company entered into a definitive agreement (Agreement) with Amphenol Corporation, a Delaware corporation (Amphenol), pursuant to which Amphenol has agreed to acquire the Company’s Connectivity and Cable Solutions (CCS) segment in exchange for $10.5 billion in cash, to be paid by Amphenol upon closing. The Company expects net proceeds after fees and taxes to be approximately $10.0 billion. Following shareholder approval, which was obtained on October 16, 2025, the sale is expected to close within the first quarter of 2026, subject to customary closing conditions, including receipt of applicable regulatory approvals. The CCS segment provides wired infrastructure for data centers, enterprises and service providers on a global scale. In connection with the transaction and as required by the Agreement, the Company currently expects to repay or redeem its existing indebtedness on or shortly after the closing date. After repaying debt, redeeming preferred stock, and placing a modest amount of leverage on the remaining company, the Company expects to have excess cash, and the Company currently intends to distribute a substantial portion of this excess cash to its stockholders as a special dividend after the deal closes. Upon obtaining shareholder approval, the divestiture of the CCS segment met the “held for sale” criteria per Accounting Standard Codification (ASC) 360-10, Impairment and Disposal of Long Lived Assets, in the fourth quarter of 2025, and the Company has determined that the divestiture represents a strategic shift that will have a major effect on the Company’s operations. As such, the results of operations directly attributable to the CCS segment will be reclassified to discontinued operations per ASC 205-20, Presentation of Financial Statements – Discontinued Operations, on the Consolidated Statements of Operations, retrospectively for all periods presented beginning in the fourth quarter of 2025. In addition, the assets and liabilities will be presented separately on the Consolidated Balance Sheets for both current and prior periods beginning in the fourth quarter of 2025.

In January 2025, the Company completed the previously announced sale of the Outdoor Wireless Networks (OWN) segment and the Distributed Antenna Systems (DAS) business unit of the Networking, Intelligent Cellular & Security Solutions (NICS) segment to Amphenol, pursuant to the Purchase Agreement dated July 18, 2024, in exchange for approximately $2.0 billion (net of transaction expense and cash acquired). The OWN segment and DAS business unit qualified as “held for sale” per ASC 360-10 in the third quarter of 2024 and were classified as discontinued operations per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on the Company’s operations and financial results. For all periods presented, amounts in these condensed consolidated financial statements have been recast to reflect the discontinuation of the OWN segment and DAS business unit in accordance with this guidance.

As a result of divesting the DAS business during the quarter ended March 31, 2025, the Company has changed the name of its NICS segment to RUCKUS, effective as of April 1, 2025. There were no changes to the composition of the Company’s operating or reportable segments, the financial information reviewed by the chief operating decision maker (CODM), or historical segment operating results as a result of this change. Certain historical transactions related to product shifts and divestitures occurring prior to the effective date of the name change are still being referred to as part of the NICS segment. The discussions in these condensed consolidated financial statements relate solely to the Company’s continuing operations, unless otherwise noted. As a result, the Company is reporting financial performance based on the following remaining three operating segments: CCS, RUCKUS and Access Networks Solutions (ANS). See Note 3 for further discussion of the discontinued operations related to the OWN segment, DAS business unit and Home Networks (Home) business.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

In May 2025, the Company completed the sale of its OneCell business to Amphenol, pursuant to a Purchase Agreement dated April 30, 2025. OneCell is an advanced in-building small cell solution designed to deliver seamless long-term evolution (LTE) and 5G connectivity across enterprise environments. The transaction involved the sale of certain assets and transfer of certain operations that were previously included within the RUCKUS segment. The disposal did not meet the criteria for classification as a discontinued operation under ASC 205-20, as it does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results. See Note 3 for further discussion of the disposition related to the OneCell business.

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2024 Annual Report. There were no material changes in the Company’s significant accounting policies during the three or nine months ended September 30, 2025.

Concentrations of Risk and Related Party Transactions

Net sales to Comcast Corporation and affiliates (Comcast) accounted for approximately 16% and 14% of the Company’s total net sales during the three and nine months ended September 30, 2025, respectively. Other than Comcast, no direct customer accounted for 10% or more of the Company’s net sales during the three or nine months ended September 30, 2025 or 2024. Accounts receivable from Comcast represented approximately 18% of the Company’s accounts receivable as of September 30, 2025. Other than Comcast, no direct customer accounted for 10% or more of the Company’s accounts receivable.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

As of September 30, 2025, funds affiliated with Carlyle Partners VII S1 Holdings, L.P. (Carlyle) owned 100% of the Company’s Series A convertible preferred stock (the Convertible Preferred Stock), which was sold to Carlyle to fund a portion of the acquisition of ARRIS International plc (ARRIS) in 2019. See Note 11 for further discussion of the Convertible Preferred Stock. Other than transactions related to the Convertible Preferred Stock and the Company’s continuing involvement with Vantiva SA (Vantiva) discussed in Note 3, there were no material related party transactions during the three or nine months ended September 30, 2025.

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

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Product warranty accrual, beginning of period	$20.7	$19.7	$20.0	$20.6
Provision for warranty claims	5.1	5.6	13.3	14.3
Warranty claims paid	(2.2)	(4.7)	(9.7)	(14.3)
Product warranty accrual, end of period	$23.6	$20.6	$23.6	$20.6

Non-cancellable Purchase Obligations

In July 2023, the Company entered into a long-term supply contract with a third-party to secure the supply of certain raw materials. Under the terms of the contract, the Company will make advance payments through 2026 totaling $120.0 million (undiscounted) and based on meeting certain minimum purchase requirements through 2031, such advance payments will be credited and applied to future orders on a quarterly basis beginning in 2027 through 2031. Advance payments of $80.0 million and $60.0 million are recorded as other noncurrent assets on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. The Company has committed to growing purchases of raw materials under this agreement to a level of approximately $137 million per year by 2026 and continuing through 2032.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Asset Impairments

Goodwill

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. As of January 1, 2025, the Company assessed goodwill for impairment due to a change in the composition of reporting units as a result of the product line shift from the RUCKUS (formerly NICS) segment to the ANS segment and determined that no goodwill impairment existed. There were no goodwill impairments identified during the three or nine months ended September 30, 2025 or 2024.

As of the annual impairment test on October 1, 2024, the implied fair value of the ANS reporting unit exceeded its respective carrying amount by 8%. Considering the low headroom going forward for the ANS reporting unit, there is a risk for future impairment in the event of further declines in general economic, market or business conditions or any significant unfavorable change in the forecasted cash flows, weighted average cost of capital or growth rates. If current and long-term projections for the ANS reporting unit are not realized or decrease materially, the Company may be required to recognize additional goodwill impairment charges, and these charges could be material to the results of operations.

Long-lived Assets

Long-lived assets, which include property, plant and equipment, intangible assets with finite lives and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions and as part of discontinued operations, there were no definite-lived intangible or other long-lived asset impairments identified during the three or nine months ended September 30, 2025 or 2024.

Income Taxes

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and expansions to the business interest expense limitation. The Company has evaluated the impacts of the newly enacted tax law and identified the required changes as a result of the OBBBA and such evaluations are reflected in these condensed consolidated financial statements for the three and nine months ended September 30, 2025.

For the three and nine months ended September 30, 2025, the Company recognized income tax expense of $42.6 million on pretax income of $149.5 million and an income tax benefit of $250.1 million on pretax income of $175.9 million, respectively. The Company’s income taxes were greater than the statutory rate of 21.0% for the three months ended September 30, 2025, primarily due to the impacts of U.S. anti-deferral provisions. Additionally, for the three months ended September 30, 2025, the Company recognized $9.0 million of tax benefit associated with a reduction to the valuation allowance recorded through the second quarter of 2025 related to current year federal and state interest limitation carryforwards. For the nine months ended September 30, 2025, the Company's income taxes were less than the statutory rate of 21% due to the tax benefit related to federal tax credits, as well as $361.1 million of tax benefit associated with a tax planning strategy. Offsetting these benefits for the nine months ended September 30, 2025, were the unfavorable impacts of $41.0 million of an additional valuation allowance related to current year federal and state interest limitation carryforwards and U.S. anti-deferral provisions. For the three and nine months ended September 30, 2025, the Company used a discrete calculation to compute the net tax benefit associated with external interest. Using the estimated annual tax rate for this component of income would have produced significant variability in the estimated annual effective tax rate, and use of the discrete method for this component results in the best estimate of the estimated annual effective tax rate.

For the three and nine months ended September 30, 2024, the Company recognized income tax expense of $26.7 million on a pretax loss of $70.0 million and income tax expense of $41.6 million on a pretax loss of $354.3 million, respectively. The Company’s income taxes for the three and nine months ended September 30, 2024, were unfavorably impacted by $35.9 million and $103.7 million, respectively, of additional valuation allowance related to current year federal and state interest limitation carryforwards and U.S. anti-deferral provisions, partially offset by tax benefits related to federal tax credits. For the three and nine months ended September 30, 2024, the Company used a discrete calculation to compute the net tax benefit associated with external interest. Using the estimated

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

annual tax rate for this component of income would have produced significant variability in the estimated annual effective tax rate, and use of the discrete method for this component results in the best estimate of the estimated annual effective tax rate.

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

For the three and nine months ended September 30, 2025, 5.5 million and 7.4 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. For the three and nine months ended September 30, 2024, 18.7 million and 18.6 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. Of those amounts, for the three and nine months ended September 30, 2024, 7.0 million and 3.4 million shares, respectively, would have been considered dilutive if the Company had not been in a loss from continuing operations position.

For the three and nine months ended September 30, 2024, 43.4 million and 42.8 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Income (loss) from continuing operations	$106.9	$(96.7)	$426.0	$(395.9)
Income from discontinued operations, net of tax	1.5	63.7	498.2	73.6
Net income (loss)	$108.4	$(33.0)	$924.2	$(322.3)
Dividends on Series A convertible preferred stock	(17.3)	(16.4)	(51.3)	(48.6)
Net income (loss) attributable to common stockholders	$91.1	$(49.4)	$872.9	$(370.9)

Denominator:
Weighted average common shares outstanding – basic	221.5	215.9	218.7	213.9
Dilutive effect of as-if converted Series A convertible preferred stock	45.9	—	45.3	—
Dilutive effect of equity-based awards	10.3	—	10.1	—
Weighted average common shares outstanding – diluted	277.7	215.9	274.1	213.9

Basic:
Earnings (loss) from continuing operations per share	$0.40	$(0.52)	$1.71	$(2.08)
Earnings from discontinued operations per share	0.01	0.29	2.28	0.35
Earnings (loss) per share	$0.41	$(0.23)	$3.99	$(1.73)

Diluted:
Earnings (loss) from continuing operations per share	$0.38	$(0.52)	$1.55	$(2.08)
Earnings from discontinued operations per share	0.01	0.29	1.82	0.35
Earnings (loss) per share	$0.39	$(0.23)	$3.37	$(1.73)

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Recent Accounting Pronouncements

Issued but Not Adopted

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The new guidance refines the scope of Topic 815 by providing clarification regarding the contracts subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The guidance is effective for the Company on a prospective or modified retrospective basis, beginning January 1, 2027 for the interim and annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the condensed consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new guidance modernizes the accounting for software costs and provides the following criteria for capitalization of software costs: (1) management has authorized and committed to funding the software project; and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for the Company on a prospective, modified prospective or retrospective basis, beginning January 1, 2028 for the interim and annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the condensed consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The new guidance is expected to provide decision-useful information to investors and other financial statement users while reducing the time and effort necessary to analyze and estimate credit losses for current accounts receivable and current contract assets. The amendments in this update introduce a practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. The guidance is effective for the Company on a prospective basis, beginning January 1, 2026 for the interim and annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the condensed consolidated financial statements.

In May 2025, the FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The new guidance is intended to provide less diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The guidance provides clarification regarding the distinguishment between service conditions and performance conditions, as well as closer alignment with how forfeitures of share-based consideration with service conditions and forfeitures of share-based consideration with performance conditions affect the measurement of the transaction price. The guidance is effective for the Company on a retrospective or modified retrospective basis, beginning January 1, 2027 for the interim and annual periods. Early adoption is permitted. The Company had no share-based customer agreements as of September 30, 2025 and therefore, does not expect this guidance to have a material impact on the condensed consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The new guidance improves disclosures for expenses of public entities and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Coupled with recent standards that enhanced the disaggregation of revenue and income tax information, the disaggregated expense information required by these amendments will enable investors to better understand the major components of an entity’s income statement. The guidance is effective for the Company on a prospective or retrospective basis, as of January 1, 2027 for the annual period. Early adoption is permitted. As this ASU relates to disclosures only, there will be no impact to CommScope’s results of operations and financial condition.

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

For the nine months ended September 30, 2025, the Company completed its acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, and made an adjustment to decrease the fair value of accounts receivable, net by $1.7 million with a corresponding increase of $1.7 million to goodwill. The fair value of accounts receivable, net is $3.5 million with a gross contractual amount of $12.2 million. The Company expects $8.7 million to be uncollectible.

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

The OWN segment and DAS business unit qualified as “held for sale” per ASC 360-10 in the third quarter of 2024 and were classified as a discontinued operation per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on the Company’s operations and financial results. As such, activity directly attributable to the OWN segment and DAS business unit has been removed from continuing operations and presented in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for all periods presented. In addition, all assets and liabilities of the OWN segment and DAS business unit were classified as assets and liabilities held for sale on the Condensed Consolidated Balance Sheets as of December 31, 2024. Upon the closing of the transaction on January 31, 2025, the Company recognized a gain of $492.1 million on the disposal of the OWN segment and DAS business unit, which is included in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025.

In connection with the transaction, the Company entered into several contractual arrangements with Amphenol, including a Transition Service Agreement (Amphenol TSA) (as described below under “Transition Service Agreements”), Manufacturing Supply Agreement (Amphenol MSA), Sales and Supply Agreement and a Master Professional Services Agreement.

Under the Amphenol MSA, the Company will continue to manufacture and supply certain products to the divested business. Under the terms of the Amphenol MSA, the Company is obligated to provide manufacturing services for a period of up to twelve months following the closing date of the transaction, unless earlier terminated by the parties. The agreement was entered into to facilitate the operational transition and ensure continuity of supply for Amphenol’s customers. Pursuant to the Amphenol MSA, the Company has acquired components directly from Amphenol and is also responsible for procuring certain components from suppliers for the manufacturing of finished goods at the direction of Amphenol. As the Company does not obtain control of these components before they are transferred to Amphenol, the Company accounts for revenue associated with such components on a net basis. For the three and nine months ended September 30, 2025, the Company recognized net revenues of $0.9 million and $4.9 million, respectively, under the Amphenol MSA presented within income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Home business qualified as “held for sale” per ASC 360-10 in the fourth quarter of 2023 and was classified as a discontinued operation per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on the Company’s operations and financial results. As such, activity directly attributable to the Home business has been removed from continuing operations and presented in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for all periods presented. In addition, all assets and liabilities of the Home business were classified as assets and liabilities held for sale on the Condensed Consolidated Balance Sheets as of December 31, 2023. In connection with the “held for sale” classification, the Company recognized a loss on classification as held for sale of $203.4 million in the fourth quarter of 2023. Upon the closing of the transaction on January 9, 2024, the Company recognized an additional loss of $55.8 million on the disposal of the Home business for the nine months ended September 30, 2024.

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

The Company’s investment in Vantiva is accounted for using the equity method of accounting, and the carrying value of the investment is included in other noncurrent assets on the Condensed Consolidated Balance Sheets. The Company recognized a loss on its investment of $17.0 million during the nine months ended September 30, 2024, as a result of recording its proportionate share of loss on its equity investment, which is recorded on a one-quarter lag basis in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations beginning in the second quarter of 2024.

During the nine months ended September 30, 2024, the Company recognized a loss on impairment of $17.2 million related to the Home business patents recorded in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations.

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes, for the three months ended September 30, 2025 and 2024:

	OWN		DAS		Home		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Net sales	$0.9	$258.5	$—	$73.6	$3.2	$13.4	$4.1	$345.5
Cost of sales	—	147.8	—	40.0	2.7	14.0	2.7	201.8
Gross profit (loss)	0.9	110.7	—	33.6	0.5	(0.6)	1.4	143.7
Operating expenses:
Selling, general and administrative	2.6	21.1	—	9.5	0.4	1.1	3.0	31.7
Research and development	—	13.3	—	7.8	—	—	—	21.1
Amortization of purchased intangible assets	—	1.0	—	0.6	—	—	—	1.6
Total operating expenses	2.6	35.4	—	17.9	0.4	1.1	3.0	54.4
Operating income (loss)	(1.7)	75.3	—	15.7	0.1	(1.7)	(1.6)	89.3
Other income (expense), net	—	2.2	—	—	—	(0.2)	—	2.0
Income (loss) from operations of discontinued businesses before income taxes	(1.7)	77.5	—	15.7	0.1	(1.9)	(1.6)	91.3
Loss on disposal of discontinued operations before income taxes	(0.2)	—	—	—	—	(5.5)	(0.2)	(5.5)
Income tax (expense) benefit	3.2	(15.6)	—	(3.2)	0.1	(3.3)	3.3	(22.1)
Income (loss) from discontinued operations, net of income taxes	$1.3	$61.9	$—	$12.5	$0.2	$(10.7)	$1.5	$63.7

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes, for the nine months ended September 30, 2025 and 2024:

	OWN		DAS		Home		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Net sales	$90.2	$710.8	$11.7	$222.0	$13.1	$46.0	$115.0	$978.8
Cost of sales (1)	49.8	411.5	10.0	118.9	14.4	60.4	74.2	590.8
Gross profit (loss)	40.4	299.3	1.7	103.1	(1.3)	(14.4)	40.8	388.0
Operating expenses:
Selling, general and administrative	22.8	52.2	3.4	26.4	(2.0)	17.6	24.2	96.2
Research and development	3.1	37.9	3.0	22.0	—	0.1	6.1	60.0
Amortization of purchased intangible assets	—	8.5	—	3.1	—	6.4	—	18.0
Asset impairments	—	—	—	—	—	17.2	—	17.2
Total operating expenses	25.9	98.6	6.4	51.5	(2.0)	41.3	30.3	191.4
Operating income (loss)	14.5	200.7	(4.7)	51.6	0.7	(55.7)	10.5	196.6
Other income (expense), net (2)	(1.1)	(3.5)	—	—	0.2	(18.3)	(0.9)	(21.8)
Income (loss) from operations of discontinued businesses before income taxes	13.4	197.2	(4.7)	51.6	0.9	(74.0)	9.6	174.8
Gain (loss) on disposal of discontinued operations before income taxes	869.0	—	—	—	—	(27.4)	869.0	(27.4)
Income tax (expense) benefit	(382.4)	(48.0)	2.0	(12.5)	—	(13.3)	(380.4)	(73.8)
Income (loss) from discontinued operations, net of income taxes	$500.0	$149.2	$(2.7)	$39.1	$0.9	$(114.7)	$498.2	$73.6

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the details of the gain (loss) on disposal of the OWN segment and DAS business unit, collectively, and the Home business:

	OWN/DAS	Home
	January 31, 2025	January 9, 2024
Cash consideration received (net of cash acquired)	$2,034.5	$—
Transaction expense	(9.1)	—
Fair value of shares issued to seller	—	17.0
Total disposal consideration	2,025.4	17.0
Carrying value of net assets sold	(1,058.5)	(17.0)
Gain on disposal before income taxes and reclassification of foreign currency translation	966.9	—
Reclassification of foreign currency translation	(97.9)	(27.4)
Gain (loss) on disposal before income taxes	869.0	(27.4)
Income tax expense	(376.9)	(28.4)
Gain (loss) on disposal, net of income taxes	$492.1	$(55.8)

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

	Nine Months Ended
	September 30,
	2025	2024
Vantiva TSA fees	$3.5	$19.9
Vantiva Supply Agreement and other inventory sales	14.2	30.7
Amphenol TSA fees	24.4	—
Amphenol MSA inventory sales	16.2	—

The following table summarizes significant non-cash operating items of the discontinued operations included on the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2025	2024
Gain on disposal of OWN segment and DAS business unit	$(869.0)	$—
Equity-based compensation	0.4	2.8
Depreciation and amortization	0.1	24.2
Loss on disposal of Home business	—	27.4
Asset impairments	—	17.2
Loss on equity investment	—	17.0
Additions to property, plant and equipment	—	0.7

Other Business Dispositions

OneCell:

In May 2025, the Company completed the sale of its OneCell business to Amphenol, pursuant to a Purchase Agreement dated April 30, 2025. OneCell is an advanced in-building small cell solution designed to deliver seamless LTE and 5G connectivity across enterprise environments. The transaction involved the sale of certain assets and transfer of certain operations that were previously included within the RUCKUS segment. The disposal did not meet the criteria for classification as a discontinued operation under ASC 205-20 as it does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The Company received cash consideration of $7.4 million, net of $1.2 million of cash included in the assets sold.

The carrying amount of the net assets disposed was $10.0 million, which included inventory, accounts receivable, property, plant and equipment, intangibles as well as accounts payable and certain accrued liabilities. In addition, the Company reclassified $2.2 million of cumulative translation loss related to disposed foreign operations from accumulated other comprehensive loss (AOCL) to earnings. A pretax loss on sale of $4.8 million was recognized and included in other on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025.

Transition Service Agreements

In conjunction with the closing of the sales of the OWN segment and DAS business unit and the OneCell business, the Company entered into the Amphenol TSA. The terms of the Amphenol TSA vary based on the services provided thereunder, with the longest such term having a duration of twelve months, excluding certain services related to manufacturing facilities. The Amphenol TSA provides options to extend services for up to two renewal terms of three months each. For the three and nine months ended September 30, 2025, the Company recognized income of $8.4 million and $25.3 million, respectively, under the Amphenol TSA, which is included in transition service agreement income within income (loss) from continuing operations on the Condensed Consolidated Statements of Operations.

In conjunction with the closing of the Home business transaction, the Company entered into the Vantiva TSA. The terms of the Vantiva TSA vary based on the services provided thereunder, with the longest such term having a duration of thirty-six months. The Vantiva TSA provides options to extend services for up to two renewal terms of six months each. Under the Vantiva TSA, the Company recognized income of $0.2 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, and $4.4 million and $22.4 million for the three and nine months ended September 30, 2024, respectively, which is included in transition service agreement income within income (loss) from continuing operations on the Condensed Consolidated Statements of Operations.

4. GOODWILL

The following table presents the activity in goodwill by reportable segment:

	December 31, 2024			Activity	September 30, 2025
	Goodwill	Accumulated Impairment Losses	Total	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
CCS	$2,258.3	$(150.6)	$2,107.7	$51.3	$2,309.6	$(150.6)	$2,159.0
RUCKUS (1)	534.7	(41.2)	493.5	2.4	537.1	(41.2)	495.9
ANS	2,000.1	(1,734.0)	266.1	2.7	2,002.8	(1,734.0)	268.8
Total	$4,793.1	$(1,925.8)	$2,867.3	$56.4	$4,849.5	$(1,925.8)	$2,923.7
(1)
Includes balances of the OneCell business for periods prior to its disposition.

During the nine months ended September 30, 2025, the Company recorded an additional $1.7 million of goodwill in the ANS segment related to the Casa acquisition.

5. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

See Note 9 for the presentation of net sales by segment and geographic region.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Allowance for Doubtful Accounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Allowance for doubtful accounts, beginning of period	$13.9	$18.5	$16.5	$24.3
Benefit	(0.4)	(1.0)	(1.4)	(5.2)
Write-offs	—	—	(2.1)	(1.2)
Foreign exchange and other	(0.2)	0.4	0.3	—
Allowance for doubtful accounts, end of period	$13.3	$17.9	$13.3	$17.9

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers:

Contract Balance Type	Balance Sheet Location	September 30, 2025	December 31, 2024
Unbilled accounts receivable	Accounts receivable, net of allowance for doubtful accounts	$13.0	$11.9

Deferred revenue - current	Accrued and other liabilities	$112.0	$95.5
Deferred revenue - noncurrent	Other noncurrent liabilities	89.5	84.2
Total contract liabilities		$201.5	$179.7

There were no material changes to contract asset balances for the nine months ended September 30, 2025 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2024 to September 30, 2025 was primarily due to upfront support billings to be recognized over the support term. During the three and nine months ended September 30, 2025, the Company recognized $19.4 million and $84.8 million, respectively, of revenue related to contract liabilities recorded as of December 31, 2024.

6. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	September 30, 2025	December 31, 2024
Accounts receivable - trade	$1,044.2	$693.8
Accounts receivable - other	11.6	8.6
Allowance for doubtful accounts	(13.3)	(16.5)
Total accounts receivable, net	$1,042.5	$685.9

Inventories

	September 30, 2025	December 31, 2024
Raw materials	$379.9	$391.7
Work in process	202.5	154.6
Finished goods	216.0	190.5
Total inventories, net	$798.4	$736.8

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accrued and Other Liabilities

	September 30, 2025	December 31, 2024
Compensation and employee benefit liabilities	$241.7	$172.8
Deferred revenue	112.0	95.5
Accrued interest	51.9	112.4
Operating lease liabilities	30.7	33.7
Product warranty accrual	21.7	17.9
Other	193.3	181.4
Total accrued and other liabilities	$651.3	$613.7

Operating Lease Information

	Balance Sheet Location	September 30, 2025	December 31, 2024
Right of use assets	Other noncurrent assets	$123.1	$129.3

Lease liabilities - current	Accrued and other liabilities	$30.7	$33.7
Lease liabilities - noncurrent	Other noncurrent liabilities	110.0	111.7
Total lease liabilities		$140.7	$145.4

Accumulated Other Comprehensive Loss (AOCL)

The following table presents changes in AOCL, net of tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Foreign currency translation
Balance at beginning of period	$(79.9)	$(253.7)	$(308.8)	$(232.4)
Other comprehensive income (loss)	(6.1)	48.1	123.6	(0.6)
Amounts reclassified from AOCL	—	—	99.2	27.4
Balance at end of period	$(86.0)	$(205.6)	$(86.0)	$(205.6)

Defined benefit plan activity
Balance at beginning of period	$(15.3)	$(15.0)	$(15.5)	$(14.9)
Other comprehensive income	0.2	0.1	0.4	—
Balance at end of period	$(15.1)	$(14.9)	$(15.1)	$(14.9)

Hedging instruments
Balance at beginning of period	$(21.3)	$(12.0)	$(20.2)	$(19.4)
Other comprehensive income (loss)	0.2	(10.7)	(0.9)	(3.3)
Balance at end of period	$(21.1)	$(22.7)	$(21.1)	$(22.7)
Net AOCL at end of period	$(122.2)	$(243.2)	$(122.2)	$(243.2)

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

During the nine months ended September 30, 2025, $2.2 million of foreign currency translation related to the divestiture of the OneCell business was reclassified from net AOCL and recorded in other on the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2025 and 2024, $97.9 million and $27.4 million, respectively, of foreign currency translation related to the divestitures of the Company’s discontinued operations were reclassified from net AOCL and recorded in the gain (loss) on disposal of discontinued operations before income taxes, included in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations. See Note 3 for further discussion of the Company’s divestitures.

Cash Flow Information

	Nine Months Ended
	September 30,
	2025	2024
Cash paid during the period for:
Income taxes, net of refunds	$169.9	$75.5
Interest	521.2	543.1
Non-cash investing activities:
Equity method investment from divestiture	—	17.0

7. FINANCING

	September 30, 2025	December 31, 2024
7.125% senior notes due July 2028	$641.6	$641.6
5.00% senior notes due March 2027	750.0	750.0
8.25% senior notes due March 2027	866.9	866.9
9.50% senior secured notes due December 2031	1,000.0	1,000.0
4.75% senior secured notes due September 2029	951.0	1,250.0
6.00% senior secured notes due March 2026	—	1,500.0
Senior secured term loan due December 2029	3,150.0	3,150.0
Senior secured revolving credit facility	—	200.0
Total principal amount of debt	7,359.5	9,358.5
Less: Original issue discount, net of amortization	(54.2)	(60.5)
Less: Debt issuance costs, net of amortization	(50.4)	(59.6)
Less: Current portion	—	—
Total long-term debt	$7,254.9	$9,238.4

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

During the nine months ended September 30, 2025, the Company incurred $6.8 million of additional debt issuance costs related to its refinancing completed in December 2024. Debt issuance costs of $5.7 million were recorded as a reduction of the carrying amount of the debt, and $1.1 million were included in other income (expense), net on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025. For the nine months ended September 30, 2025, the Company wrote-off $7.3 million of existing debt issuance costs associated with the repurchases of the 2029 Secured Notes and the 2026 Secured Notes, and the reduction in the borrowing capacity under the Revolving Credit Facility, as discussed above, which were included as interest expense in the Condensed Consolidated Statements of Operations.

Senior Secured Credit Facilities

No portion of the 2029 Term Loan was reflected as a current portion of long-term debt as of September 30, 2025 related to the potentially required excess cash flow payment because no such payment is expected to be required. There is no excess cash flow payment required in 2025 related to 2024.

During the nine months ended September 30, 2025, the Company borrowed $50.0 million and repaid $250.0 million under the Revolving Credit Facility and had availability of $576.5 million, after giving effect to borrowing base limitations and outstanding letters of credit.

Other Matters

The following table summarizes scheduled maturities of long-term debt as of September 30, 2025:

	Remainder of 2025	2026	2027	2028	2029	Thereafter
Scheduled maturities of long-term debt	$—	$—	$1,616.9	$641.6	$4,101.0	$1,000.0

The Company’s non-guarantor subsidiaries held approximately $1,408 million, or 18%, of total assets and $333 million, or 4%, of total liabilities as of September 30, 2025 and accounted for approximately $153 million, or 9%, and $443 million, or 10%, of net sales for the three and nine months ended September 30, 2025, respectively. During the nine months ended September 30, 2025, the Company implemented several changes to its non-guarantor subsidiary structure, which impacted the amount of total assets, liabilities and net sales attributable to these subsidiaries. All amounts presented exclude intercompany balances.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 8.30% and 8.09% as of September 30, 2025 and December 31, 2024, respectively.

8. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate swap contracts and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of September 30, 2025 and December 31, 2024 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts as of September 30, 2025 and December 31, 2024, are as follows:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$1.8	$1.8	$—	$—	Level 2
Liabilities:
7.125% senior notes due 2028	$641.6	$642.2	$641.6	$561.4	Level 2
5.00% senior notes due 2027	750.0	743.5	750.0	669.5	Level 2
8.25% senior notes due 2027	866.9	876.3	866.9	826.8	Level 2
9.50% senior secured notes due 2031	1,000.0	1,035.0	1,000.0	1,035.0	Level 2
4.75% senior secured notes due 2029	951.0	944.9	1,250.0	1,117.2	Level 2
6.00% senior secured notes due 2026	—	—	1,500.0	1,486.9	Level 2
Senior secured term loan due 2029	3,150.0	3,189.4	3,150.0	3,189.4	Level 2
Senior secured revolving credit facility	—	—	200.0	190.0	Level 2
Foreign currency contracts	0.1	0.1	3.4	3.4	Level 2
Interest rate swap contracts	3.5	3.5	2.4	2.4	Level 2

Non-Recurring Fair Value Measurements

During the nine months ended September 30, 2025, the Company recorded a gain on disposal of the OWN segment and DAS business unit in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations. The fair values were determined using Level 2 and Level 3 valuation inputs. See Note 3 in these unaudited condensed consolidated financial statements.

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

RUCKUS - The segment provides wireless networks for enterprises and service providers. Product offerings include indoor cellular solutions such as indoor and outdoor Wi-Fi and LTE access points, access and aggregation switches; an Internet of Things suite, on-premises and cloud-based control and management systems; and software and software-as-a-service applications addressing security, location, reporting and analytics.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides summary financial information by reportable segment:

	September 30, 2025	December 31, 2024
Identifiable segment-related assets: (1)
CCS	$4,167.3	$3,603.7
RUCKUS (2)	885.6	886.5
ANS	1,677.4	1,688.8
Corporate and other (3)	—	93.9
Total identifiable segment-related assets	6,730.3	6,272.9
Reconciliation to total assets:
Cash and cash equivalents	705.3	564.9
Deferred income tax assets	486.9	537.7
Divested business assets (4)	16.6	14.5
Assets held for sale	—	1,357.5
Total assets	$7,939.1	$8,747.5
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
(2)
Includes activity of the OneCell business for periods prior to its disposition.
(3)
The corporate and other line item above reflects assets related to the OWN segment and DAS business unit which were not transferred upon sale.
(4)
The divested business assets line item above reflects certain inventory retained by the Company related to continuing involvement in divested businesses pursuant to the Vantiva Supply Agreement and the Amphenol MSA, as discussed in Note 3. Inventory related to the Home business was $14.5 million as of December 31, 2024. Inventory related to the OWN segment and DAS business unit was $16.5 million as of September 30, 2025.

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

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the three months ended September 30, 2025:

	CCS	RUCKUS	ANS	Total
Net sales	$1,113.4	$178.5	$337.8	$1,629.7

Cost and expenses:
Segment cost of sales	693.5	55.9	211.8
Segment operating expenses	120.9	87.1	75.4
Addback: Depreciation	(12.9)	(0.9)	(3.6)
Segment adjusted EBITDA	311.9	36.4	54.2	402.5
Amortization of intangible assets				(51.7)
Restructuring costs, net				(1.8)
Equity-based compensation				(10.8)
Transaction, transformation and integration costs				(20.0)
Other				0.1
Depreciation				(17.4)
Operating income				300.9
Other expense, net				(151.4)
Income from continuing operations before income taxes				$149.5

Depreciation	$12.9	$0.9	$3.6	$17.4
Additions to property, plant and equipment	$9.9	$0.8	$5.7	$16.4

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the three months ended September 30, 2024:

	CCS	RUCKUS (1)	ANS	Corporate and other (2)	Total
Net sales	$736.7	$154.9	$190.6	$—	$1,082.2

Cost and expenses:
Segment cost of sales	471.7	58.5	114.0	2.2
Segment operating expenses	104.6	71.4	60.9	14.0
Addback: Depreciation	(13.5)	(1.4)	(4.4)	—
Segment adjusted EBITDA	173.9	26.4	20.1	(16.2)	204.2
Amortization of intangible assets					(56.8)
Restructuring costs (credits), net					0.9
Equity-based compensation					(7.3)
Transaction, transformation and integration costs					(19.5)
Depreciation					(19.3)
Operating income					102.2
Other expense, net					(172.2)
Loss from continuing operations before income taxes					$(70.0)

Depreciation	$13.5	$1.4	$4.4	$—	$19.3
Additions to property, plant and equipment	$5.0	$0.6	$0.5	$0.4	$6.5
(1)
Includes activity of the OneCell business for periods prior to its disposition.
(2)
The corporate and other line item above reflects general corporate costs that were previously allocated to the OWN segment and DAS business unit. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the nine months ended September 30, 2025:

	CCS	RUCKUS (1)	ANS	Corporate and other (2)	Total
Net sales	$2,712.9	$531.8	$885.3	$—	$4,130.0

Cost and expenses:
Segment cost of sales	1,711.4	177.6	510.1	0.9
Segment operating expenses	335.6	249.8	213.8	3.9
Addback: Depreciation	(39.3)	(3.3)	(11.1)	-
Segment adjusted EBITDA	705.2	107.7	172.5	(4.8)	980.6
Amortization of intangible assets					(157.3)
Restructuring costs, net					(16.0)
Equity-based compensation					(27.0)
Transaction, transformation and integration costs					(50.9)
Other					(4.8)
Depreciation					(53.7)
Operating income					670.9
Other expense, net					(495.0)
Income from continuing operations before income taxes					$175.9

Depreciation	$39.3	$3.3	$11.1	$—	$53.7
Additions to property, plant and equipment	$34.5	$1.5	$8.5	$—	$44.5

(1)
Includes activity of the OneCell business for periods prior to its disposition.
(2)
The corporate and other line item above reflects general corporate costs that were previously allocated to the OWN segment and DAS business unit. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the nine months ended September 30, 2024:

	CCS	RUCKUS (1)	ANS	Corporate and other (2)	Total
Net sales	2,069.7	393.0	574.0	—	3,036.7

Cost and expenses:
Segment cost of sales	1,368.5	181.6	349.7	6.1
Segment operating expenses	299.5	211.5	170.3	34.4
Addback: Depreciation	(41.0)	(5.0)	(14.5)	(1.5)
Segment adjusted EBITDA	442.7	4.9	68.5	(39.0)	477.1
Amortization of intangible assets					(181.4)
Restructuring costs, net					(30.6)
Equity-based compensation					(18.3)
Transaction, transformation and integration costs					(45.9)
Depreciation					(62.0)
Operating income					138.9
Other expense, net					(493.2)
Loss from continuing operations before income taxes					$(354.3)

Depreciation	$41.0	$5.0	$14.5	$1.5	$62.0
Additions to property, plant and equipment	$11.9	$1.4	$2.3	$1.7	$17.3
(1)
Includes activity of the OneCell business for periods prior to its disposition.
(2)
The corporate and other line item above reflects general corporate costs that were previously allocated to the OWN segment and DAS business unit. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA.

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 25.1% and 27.4% of total net sales for the three and nine months ended September 30, 2025, respectively, compared to 34.0% and 34.6% of total net sales for the three and nine months ended September 30, 2024. Sales by geographic region, based on the destination of product shipments or service provided, were as follows:

	Three Months Ended September 30, 2025
	CCS	RUCKUS (1)	ANS	Total
Geographic Region:
United States	$849.8	$95.6	$274.6	$1,220.0
Europe, Middle East and Africa	107.7	44.7	15.2	167.6
Asia Pacific	117.3	28.9	16.6	162.8
Caribbean and Latin America	21.8	7.1	16.3	45.2
Canada	16.8	2.2	15.1	34.1
Consolidated net sales	$1,113.4	$178.5	$337.8	$1,629.7

	Three Months Ended September 30, 2024
	CCS	RUCKUS (1)	ANS	Total
Geographic Region:
United States	$476.9	$102.9	$134.8	$714.6
Europe, Middle East and Africa	120.1	27.1	12.1	159.3
Asia Pacific	97.3	18.3	11.0	126.6
Caribbean and Latin America	26.3	4.9	16.3	47.5
Canada	16.1	1.7	16.4	34.2
Consolidated net sales	$736.7	$154.9	$190.6	$1,082.2

	Nine Months Ended September 30, 2025
	CCS	RUCKUS (1)	ANS	Total
Geographic Region:
United States	$1,981.1	$330.0	$687.6	$2,998.7
Europe, Middle East and Africa	296.5	105.8	56.2	458.5
Asia Pacific	310.3	71.6	39.8	421.7
Caribbean and Latin America	72.2	16.0	48.2	136.4
Canada	52.8	8.4	53.5	114.7
Consolidated net sales	$2,712.9	$531.8	$885.3	$4,130.0

	Nine Months Ended September 30, 2024
	CCS	RUCKUS (1)	ANS	Total
Geographic Region:
United States	$1,337.7	$242.7	$405.1	$1,985.5
Europe, Middle East and Africa	321.8	72.1	37.8	431.7
Asia Pacific	292.7	57.4	25.6	375.7
Caribbean and Latin America	75.2	14.1	54.8	144.1
Canada	42.3	6.7	50.7	99.7
Consolidated net sales	$2,069.7	$393.0	$574.0	$3,036.7
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

The Company’s net pretax restructuring activity included in restructuring costs (credits), net on the Condensed Consolidated Statements of Operations, by segment, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
CCS	$0.7	$(0.6)	2.9	0.2
RUCKUS (1)	0.6	(0.2)	3.6	1.5
ANS	0.5	0.1	9.4	28.8
Corporate and other	—	(0.2)	0.1	0.1
Total	$1.8	$(0.9)	$16.0	$30.6
(1)
Includes balances of the OneCell business for periods prior to its disposition.

The corporate and other line item above reflects general corporate restructuring costs that were previously allocated to the OWN segment and DAS business unit. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA.

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	September 30, 2025	December 31, 2024
Accrued and other liabilities	$4.2	$4.0
Other noncurrent liabilities	0.3	—
Total restructuring liabilities	$4.5	$4.0

CommScope Holding Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

CommScope NEXT Restructuring Actions

In the first quarter of 2021, the Company announced and began implementing a business transformation initiative called CommScope NEXT. This initiative is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. The activity within the liability established for CommScope NEXT restructuring actions was as follows:

	Employee-Related Costs	Other	Total
Balance at June 30, 2025	$5.9	$—	$5.9
Additional expense, net	1.7	0.1	1.8
Cash paid	(3.1)	(0.1)	(3.2)
Foreign exchange and other non-cash items	—	—	—
Balance at September 30, 2025	$4.5	$—	$4.5

Balance at December 31, 2024	$4.0	$—	$4.0
Additional expense, net	14.9	1.1	16.0
Cash received (paid)	(14.6)	8.3	(6.3)
Third-party indemnification receivable (1)	—	0.6	0.6
Foreign exchange and other non-cash items	0.2	(10.0)	(9.8)
Balance at September 30, 2025	$4.5	$—	$4.5

(1) Reflects the reimbursement of other costs from a third-party, for which the Company is obligated to pay.

CommScope NEXT actions to date have included the closure of manufacturing, administration and warehouse facilities, as well as headcount reductions in other manufacturing locations and engineering, marketing, sales and administrative functions, and asset impairments associated with restructuring-related actions. During the three and nine months ended September 30, 2025, additional expenses were recorded for employee-related costs for severance, as well as idle facility costs during the period. Other costs for the nine months ended September 30, 2025 included an asset impairment of $2.6 million for certain leased real estate and the sale of an owned facility. The Company recorded net proceeds of $9.8 million related to the facility sale, resulting in a pretax gain of $2.3 million.

The Company has recognized restructuring charges of $201.4 million to date related to CommScope NEXT actions. The Company expects to make cash payments of $2.6 million during the remainder of 2025 and $1.9 million during 2026 to settle CommScope NEXT restructuring actions. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

11. SERIES A CONVERTIBLE PREFERRED STOCK

On April 4, 2019, the Company issued and sold 1,000,000 shares of the Convertible Preferred Stock to Carlyle for $1.0 billion, or $1,000 per share, pursuant to an Investment Agreement between the Company and Carlyle, dated November 8, 2018. The Convertible Preferred Stock is convertible, at the option of the holders, at any time into shares of CommScope common stock at an initial conversion rate of 36.3636 shares of common stock per share of the Convertible Preferred Stock (equivalent to $27.50 per common share). The conversion rate is subject to customary antidilution and other adjustments. As of September 30, 2025, the Company had authorized 1,400,000 shares of the Convertible Preferred Stock.

Holders of the Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. Dividends can be paid in cash, in-kind through the issuance of additional shares of the Convertible Preferred Stock or any combination of the two, at the Company’s option. During the three and nine months ended September 30, 2025 and 2024, the Company paid dividends in-kind of 17.3 million and $51.3 million, respectively, and $16.4 million and $48.6 million, respectively, which were recorded as additional Convertible Preferred Stock on the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report, as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report).

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

CommScope NEXT

Since 2021, we have been engaged in a transformation initiative referred to as CommScope NEXT, which is designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We believe these efforts are critical to making us more competitive and allowing us to invest in growth, de-leverage our indebtedness and maximize stockholder and other stakeholder value in the future. We continue to focus on driving operational efficiencies and other cost savings initiatives, as well as portfolio optimization, all of which is enabling us to take advantage of the recovery in demand that we started to see beginning in late 2024 and which has continued into 2025. We continue to analyze the impacts of the recently announced tariffs under the current U.S. administration; however, we believe we have a manageable plan in place to prepare for potential impacts with our flexible manufacturing footprint, broad supplier base and pricing strategy. Our approach of focusing on matters in our control has driven improved results in 2025 and will remain our focus for the remainder of 2025.

As a result, we incurred $1.8 million and $16.0 million of net restructuring costs and $20.0 million and $50.9 million of transaction, transformation and integration costs during the three and nine months ended September 30, 2025, respectively, primarily related to CommScope NEXT initiatives. We incurred $(0.9) million and $30.6 million of net restructuring costs (credits) and $19.5 million and $45.8 million of transaction, transformation and integration costs during the three and nine months ended September 30, 2024, respectively. We expect to continue to incur such costs during 2025 as we continue executing on CommScope NEXT initiatives, and the resulting charges and cash requirements could be material. For more discussion on risks, see Part I, Item 1A, “Risk Factors” in our 2024 Annual Report.

On August 3, 2025, we entered into a definitive agreement (Agreement) with Amphenol Corporation, a Delaware corporation (Amphenol), pursuant to which Amphenol has agreed to acquire our Connectivity and Cable Solutions (CCS) segment in exchange for $10.5 billion in cash, to be paid by Amphenol upon closing. We expect net proceeds after fees and taxes to be approximately $10.0 billion. Following shareholder approval, which was obtained on October 16, 2025, the sale is expected to close within the first quarter of 2026, subject to customary closing conditions, including receipt of applicable regulatory approvals. The CCS segment provides wired infrastructure for data centers, enterprises and service providers on a global scale. In connection with the transaction and as required by the Agreement, we currently expect to repay or redeem our existing indebtedness on or shortly after the closing date. After repaying debt, redeeming preferred stock, and placing a modest amount of leverage on the remaining company, we expect to have excess cash, and we currently intend to distribute a substantial portion of this excess cash to our stockholders as a special dividend after the deal closes. Upon shareholder approval, the divestiture of the CCS segment met the “held for sale” criteria per Accounting Standard Codification (ASC) 360-10, Impairment and Disposal of Long Lived Assets, in the fourth quarter of 2025, and we have determined that it represents a strategic shift that will have a major effect on our operations. As such, the results of operations directly attributable to the CCS segment will be reclassified to discontinued operations per ASC 205-20, Presentation of Financial Statements – Discontinued Operations, on the Consolidated Statements of Operations, retrospectively for all periods presented beginning in the fourth quarter of 2025. In addition, the assets and liabilities will be presented separately on the Consolidated Balance Sheets for both current and prior periods beginning in the fourth quarter of 2025.

In January 2025, we completed the previously announced sale of our Outdoor Wireless Networks (OWN) segment and the Distributed Antenna Systems (DAS) business unit of our Networking, Intelligent Cellular & Security Solutions (NICS) segment to Amphenol, pursuant to the Purchase Agreement dated July 18, 2024, in exchange for approximately $2.0 billion (net of transaction expense and cash acquired). The OWN segment and DAS business unit qualified as “held for sale” per ASC 360-10 in the third quarter of 2024 and were classified as discontinued operations per ASC 205-20, as we determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on our operations and financial results. For all periods presented, amounts in these condensed consolidated financial statements have been recast to reflect the discontinuation of our OWN segment and DAS business unit in accordance with this guidance.

As a result of divesting the DAS business during the quarter ended March 31, 2025, we have changed the name of our NICS segment to RUCKUS, effective as of April 1, 2025. There were no changes to the composition of our operating or reportable segments, the financial information reviewed by the chief operating decision maker (CODM), or historical segment operating results as a result of this change. Certain historical transactions related to product shifts and divestitures occurring prior to the effective date of the name change are still being referred to as part of the NICS segment. Unless otherwise noted, the following discussions relate solely to our continuing operations. As a result, we are reporting financial performance based on the following remaining three operating segments: CCS, RUCKUS and Access Network Solutions (ANS). For further discussion of the discontinued operations related to our OWN segment, DAS business unit and Home Networks (Home) business, see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

In May 2025, we completed the sale of our OneCell business to Amphenol, pursuant to a Purchase Agreement dated April 30, 2025. OneCell is an advanced in-building small cell solution designed to deliver seamless long-term evolution (LTE) and 5G connectivity across enterprise environments. The transaction involved the sale of certain assets and transfer of certain operations that were previously included within our RUCKUS segment. The disposal did not meet the criteria for classification as a discontinued operation under ASC 205-20, as it does not represent a strategic shift that has or will have a major effect on our operations and financial results. For further discussion of the disposition related to our OneCell business, see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

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

Our continuing operations results include general corporate costs that were previously allocated to our OWN segment and DAS business unit. These indirect costs, reflected on the corporate and other line item within our segment information below, are classified as continuing operations, since they were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, the corporate and other costs related to our OWN segment and DAS business have been reallocated to our remaining segments and partially offset by income from our transition service agreement with Amphenol (Amphenol TSA).

As of January 1, 2025, management shifted a product line from its RUCKUS (formerly NICS) segment to its ANS segment to better align with how the businesses are managed. All prior period amounts have been recast to reflect these operating segment changes.

Below we refer to certain supplementary RemainCo financial measures, which reflect the results of the RUCKUS and ANS segments, in the aggregate, and exclude the results and performance of our CCS segment. RemainCo financial measures also exclude general corporate costs that were previously allocated to the OWN segment and DAS business as discussed above. The RemainCo segments and the CCS segment represent the business segments as currently managed and reported by our Company. Future results and the composition of any business divested in the future may vary and differ materially from the presentation of the RemainCo financial measures. See the Segment Results section below for the aggregation of our RemainCo financial measures.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies as disclosed in our 2024 Annual Report.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Three Months Ended
	September 30,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,629.7	100.0%	$1,082.2	100.0%	$547.5	50.6%
RemainCo net sales (1)	516.3	31.7	345.5	31.9	170.8	49.4
Gross profit	667.8	41.0	435.1	40.2	232.7	53.5
Operating income	300.9	18.5	102.2	9.4	198.7	194.4
RemainCo operating income (loss) (1)	44.6	8.6	(8.9)	(2.6)	53.5	NM
Non-GAAP adjusted EBITDA (2)	402.5	24.7	204.2	18.9	198.3	97.1
RemainCo adjusted EBITDA (1) (2)	90.6	17.5	46.5	13.5	44.1	94.8
Income (loss) from continuing operations	106.9	6.6	(96.7)	(8.9)	203.6	NM
Diluted earnings (loss) from continuing operations per share	$0.38		$(0.52)		$0.90	NM

	Nine Months Ended
	September 30,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$4,130.0	100.0%	$3,036.7	100.0%	$1,093.3	36.0%
RemainCo net sales (1)	1,417.1	34.3	967.0	31.8	450.1	46.5
Gross profit	1,728.1	41.8	1,129.2	37.2	598.9	53.0
Operating income	670.9	16.2	138.9	4.6	532.0	383.0
RemainCo operating income (loss) (1)	121.0	8.5	(134.3)	(13.9)	255.3	NM
Non-GAAP adjusted EBITDA (2)	980.6	23.7	477.1	15.7	503.5	105.5
RemainCo adjusted EBITDA (1) (2)	280.2	19.8	73.4	7.6	206.8	281.7
Income (loss) from continuing operations	426.0	10.3	(395.9)	(13.0)	821.9	NM
Diluted earnings (loss) from continuing operations per share	$1.55		$(2.08)		$3.63	NM

NM – Not meaningful

(1)
RemainCo financial measures reflect the results of the RUCKUS and ANS segments, in the aggregate, and exclude the results and performance of the CCS segment. RemainCo financial measures also exclude general corporate costs that were previously allocated to the OWN segment and DAS business unit as discussed above. See the Segment Results section below for the aggregation of our RemainCo financial measures.
(2)
See “Reconciliation of Non-GAAP Measures” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Net sales

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in millions)
Net sales	$1,629.7	$1,082.2	$547.5	50.6%	$4,130.0	$3,036.7	$1,093.3	36.0%
Domestic	1,220.0	714.6	505.4	70.7	2,998.7	1,985.5	1,013.2	51.0
International	409.7	367.6	42.1	11.5	1,131.3	1,051.2	80.1	7.6

Net sales for the three and nine months ended September 30, 2025 increased $547.5 million, or 50.6%, and $1,093.3 million, or 36.0%, respectively, compared to the prior year periods primarily driven by increased sales volumes. The increase in net sales for the three months ended September 30, 2025 was driven by higher net sales of $376.7 million in the CCS segment, $147.2 million in the ANS segment and $23.6 million in the RUCKUS segment. The increase in net sales for the nine months ended September 30, 2025 was driven by higher net sales of $643.2 million in the CCS segment, $311.3 million in the ANS segment and $138.8 million in the RUCKUS segment. For further details by segment, see “Segment Results” below.

From a regional perspective, for the three months ended September 30, 2025 compared to the prior year period, net sales increased in the U.S. by $505.4 million, the Asia Pacific (APAC) region by $36.2 million and the Europe, Middle East and Africa (EMEA) region by $8.3 million, but decreased in the Caribbean and Latin America (CALA) region by $2.3 million and Canada by $0.1 million. For the nine months ended September 30, 2025 compared to the prior year period, net sales increased in the U.S. by $1,013.2 million, the APAC region by $46.0 million, the EMEA region by $26.8 million and Canada by $15.0 million, but decreased in the CALA region by $7.7 million. Net sales to customers located outside of the U.S. comprised 25.1% and 27.4%, respectively, of total net sales for the three and nine months ended September 30, 2025 compared to 34.0% and 34.6%, respectively, for the three and nine months ended September 30, 2024. Foreign exchange rate changes did not have a material impact on our net sales during the three or nine months ended September 30, 2025 compared to the prior year periods. For additional information on regional sales by segment, see “Segment Results” below and Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Gross profit, TSA income, SG&A expense and R&D expense

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in millions)
Gross profit	$667.8	$435.1	$232.7	53.5%	$1,728.1	$1,129.2	$598.9	53.0%
As a percent of sales	41.0%	40.2%			41.8%	37.2%
TSA income	8.6	4.4	4.2	95.5	27.6	22.4	5.2	23.2
As a percent of sales	0.5%	0.4%			0.7%	0.7%
SG&A expense	226.8	203.4	23.4	11.5	636.6	565.5	71.1	12.6
As a percent of sales	13.9%	18.8%			15.4%	18.6%
R&D expense	95.3	78.0	17.3	22.2	270.1	235.2	34.9	14.8
As a percent of sales	5.8%	7.2%			6.5%	7.7%

Gross profit (net sales less cost of sales)

Gross profit increased by $232.7 million and $598.9 million for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods primarily due to increased net sales volumes, partially offset by higher input costs.

Transition service agreement income

Transition service agreement (TSA) income is related to the TSA we entered into with Amphenol in conjunction with the closing of the transactions to divest of the OWN segment and DAS business unit and the OneCell business, as well as the TSA we entered into with Vantiva in conjunction with the closing of the transaction to divest of the Home business. Under the TSAs, we provide and receive certain post-closing support on a transitional basis. The TSAs have varying terms for duration, depending on the services provided thereunder, and provide for options to extend. As of the end of the third quarter of 2024, the majority of the Vantiva TSA services had ceased. For additional information related to the TSAs, see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Selling, general and administrative expense

For the three and nine months ended September 30, 2025, selling, general and administrative (SG&A) expense increased by $23.4 million and $71.1 million, respectively, compared to the prior year periods. The increase was primarily due to increased variable incentive compensation expense of $15.0 million and $33.6 million for the three and nine months ended September 30, 2025, respectively, and higher realization of savings from cost saving initiatives in the prior year periods.

Research and development expense

For the three and nine months ended September 30, 2025, research and development (R&D) expense increased by $17.3 million and $34.9 million, respectively, compared to the prior year periods. R&D activities generally involve ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs (credits), net and Other

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$51.7	$56.8	$(5.1)	(9.0)%	$157.3	$181.4	$(24.1)	(13.3)%
Restructuring costs (credits), net	1.8	(0.9)	2.7	NM	16.0	30.6	(14.6)	(47.7)
Other	(0.1)	—	(0.1)	NM	4.8	—	4.8	NM

NM – Not meaningful

Amortization of purchased intangible assets

For the three and nine months ended September 30, 2025, amortization of purchased intangible assets was lower compared to the prior year periods because certain of our intangible assets became fully amortized.

Restructuring costs (credits), net

The net restructuring costs (credits) recorded during the three and nine months ended September 30, 2025 and 2024 were primarily related to CommScope NEXT. For the nine months ended September 30, 2025, our net restructuring costs included the sale of an owned facility. We recorded net proceeds of $9.8 million related to the facility sale, resulting in a pretax gain of $2.3 million. Excluding the pretax gain on the sale, our net restructuring costs were $1.8 million and $18.3 million, respectively, and we paid $3.2 million and $16.0 million, respectively, to settle restructuring liabilities. We expect to pay an additional $4.5 million through 2026 related to restructuring actions that have been initiated. Additional restructuring actions related to CommScope NEXT are expected to be identified, and the resulting charges and cash requirements could be material.

Other

For the nine months ended September 30, 2025, the change in other represents the pretax loss of $4.8 million on the sale of our OneCell business to Amphenol, which was completed in May 2025. For additional information related to the disposal of our OneCell business, see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Other income (expense), net

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in millions)
Foreign currency loss	$(1.1)	$(10.2)	$9.1	(89.2)%	$(20.7)	$(4.8)	$(15.9)	331.3%
Other income (expense), net	0.4	3.4	(3.0)	(88.2)	(1.3)	6.5	(7.8)	(120.0)

Foreign currency loss

Foreign currency loss includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The change in foreign currency loss for the three and nine months ended September 30, 2025 compared to the prior year periods was primarily driven by certain unhedged currencies.

Other income (expense), net

The change in other income (expense), net for the three and nine months ended September 30, 2025 compared to the prior year periods was not significant. Included in other income (expense), net for the nine months ended September 30, 2025 is $1.1 million of debt issuance costs related to the debt refinancing transaction in December 2024.

Interest expense, Interest income and Income taxes

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in millions)
Interest expense	$(154.6)	$(168.0)	$13.4	(8.0)%	$(484.4)	$(503.2)	$18.8	(3.7)%
Interest income	3.9	2.6	1.3	50.0	11.4	8.3	3.1	37.3
Income tax (expense) benefit	(42.6)	(26.7)	(15.9)	59.6	250.1	(41.6)	291.7	NM

NM – Not meaningful

Interest expense and Interest income

Interest expense for the three and nine months ended September 30, 2025 decreased $13.4 million and $18.8 million, respectively, when compared to the prior year periods primarily as a result of lower outstanding debt balances associated with the repurchases of our 4.75% senior secured notes due September 2029 (2029 Secured Notes) and our 6.00% senior secured notes due March 2026 (2026 Secured Notes), and the repayment of the outstanding borrowings under our asset-based revolving credit facility (Revolving Credit Facility) in January 2025, as further discussed in Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. For the three and nine months ended September 30, 2025, these favorable impacts were partially offset by the unfavorable impact of the increased variable interest rate on our senior secured term loan due December 2029. In addition, for the nine months ended September 30, 2025, interest expense was unfavorably impacted by the write-off of $7.3 million of existing debt issuance costs related to the repurchases of our 2029 Secured Notes and 2026 Secured Notes, and the reduction in the borrowing capacity under our Revolving Credit Facility. Our weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 8.30% at September 30, 2025, 8.09% at December 31, 2024 and 7.09% at September 30, 2024.

Our interest expense and payments on our variable rate debt could increase if the Federal Reserve increases interest rates in the remainder of 2025. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” in our 2024 Annual Report for further discussion of our interest rate risk.

Income tax (expense) benefit

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and expansions to the business interest expense limitation. We have evaluated the impacts of the newly enacted tax law and identified the required changes as a result of the OBBBA and such evaluations are reflected in these condensed consolidated financial statements for the three and nine months ended September 30 2025.

For the three and nine months ended September 30, 2025, we recognized income tax expense of $42.6 million on pretax income of $149.5 million and an income tax benefit of $250.1 million on pretax income of $175.9 million, respectively. Our income taxes were greater than the statutory rate of 21.0% for the three months ended September 30, 2025, primarily due to the impacts of U.S. anti-deferral provisions. Additionally, for the three months ended September 30, 2025, we recognized $9.0 million of tax benefit associated with a reduction to the valuation allowance recorded through the second quarter of 2025 related to current year federal and state interest limitation carryforwards. For the nine months ended September 30, 2025, our income taxes were less than the statutory rate of 21% due to the tax benefit related to federal tax credits, as well as $361.1 million of tax benefit associated with a tax planning strategy. Offsetting these benefits for the nine months ended September 30, 2025, were the unfavorable impacts of $41.0 million of an additional valuation allowance related to current year federal and state interest limitation carryforwards and U.S. anti-deferral provisions. For the three and nine months ended September 30, 2025, we used a discrete calculation to compute the net tax benefit associated with external interest. Using the estimated annual tax rate for this component of income would have produced significant variability in the estimated annual effective tax rate, and use of the discrete method for this component results in the best estimate of the estimated annual effective tax rate.

For the three and nine months ended September 30, 2024, we recognized income tax expense of $26.7 million on a pretax loss of $70.0 million and income tax expense of $41.6 million on a pretax loss of $354.3 million, respectively. Our income taxes for the three and nine months ended September 30, 2024, were unfavorably impacted by $35.9 million and $103.7 million, respectively, of additional valuation allowance related to current year federal and state interest limitation carryforwards and U.S. anti-deferral provisions, partially offset by tax benefits related to federal tax credits. For the three and nine months ended September 30, 2024, we used a discrete calculation to compute the net tax benefit associated with external interest. Using the estimated annual tax rate for this component of income would have produced significant variability in the estimated annual effective tax rate, and use of the discrete method for this component results in the best estimate of the estimated annual effective tax rate.

Segment Results

	Three Months Ended
	September 30,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
RUCKUS (1)	$178.5	11.0%	$154.9	14.3%	$23.6	15.2%
ANS	337.8	20.7	190.6	17.6	147.2	77.2
RemainCo net sales (2)	516.3	31.7	345.5	31.9	170.8	49.4
CCS	1,113.4	68.3	736.7	68.1	376.7	51.1
Consolidated net sales	$1,629.7	100.0%	$1,082.2	100.0%	$547.5	50.6%

Operating income (loss) by segment:
RUCKUS (1)	$19.1	10.7%	$7.8	5.0%	$11.3	144.9%
ANS	25.5	7.5	(16.7)	(8.8)	42.2	NM
RemainCo operating income (loss) (2)	44.6	8.6	(8.9)	(2.6)	53.5	NM
CCS	256.3	23.0	136.5	18.5	119.8	87.8
Corporate and other (3)	—	NM	(25.4)	NM	25.4	NM
Consolidated operating income	$300.9	18.5%	$102.2	9.4%	$198.7	194.4%

Adjusted EBITDA by segment:
RUCKUS (1) (4)	$36.4	20.4%	$26.4	17.0%	$10.0	37.9%
ANS (4)	54.2	16.0	20.1	10.5	34.1	169.7
RemainCo adjusted EBITDA (2) (4)	90.6	17.5	46.5	13.5	44.1	94.8
CCS (4)	311.9	28.0	173.9	23.6	138.0	79.4
Corporate and other (3)	—	NM	(16.2)	NM	16.2	NM
Non-GAAP consolidated adjusted EBITDA (4)	$402.5	24.7%	$204.2	18.9%	$198.3	97.1%

NM – Not meaningful
(1)
Includes activity of the OneCell business for periods prior to its disposition.
(2)
RemainCo financial measures reflect the results of the RUCKUS and ANS segments, in the aggregate, and exclude the results and performance of the CCS segment. RemainCo financial measures also exclude general corporate costs that were previously allocated to the OWN segment and DAS business as discussed below in footnote (3) to this table.
(3)
The corporate and other line item above reflects general corporate costs that were previously allocated to our OWN segment and DAS business unit. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, the corporate and other costs related to our OWN segment and DAS business unit have been reallocated to our remaining segments and partially offset by income from the Amphenol TSA.
(4)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Nine Months Ended
	September 30,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
RUCKUS (1)	$531.8	12.9%	$393.0	12.9%	$138.8	35.3%
ANS	885.3	21.4	574.0	18.9	311.3	54.2
RemainCo net sales (2)	1,417.1	34.3	967.0	31.8	450.1	46.5
CCS	2,712.9	65.7	2,069.7	68.2	643.2	31.1
Consolidated net sales	$4,130.0	100.0%	$3,036.7	100.0%	$1,093.3	36.0%

Operating income (loss) by segment:
RUCKUS (1)	$47.7	9.0%	$(53.4)	(13.6)%	$101.1	NM %
ANS	73.3	8.3	(80.9)	(14.1)	154.2	NM
RemainCo operating income (loss) (2)	121.0	8.5	(134.3)	(13.9)	255.3	NM
CCS	556.0	20.5	327.7	15.8	228.3	69.7
Corporate and other (3)	(6.1)	NM	(54.5)	NM	48.4	(88.8)
Consolidated operating income	$670.9	16.2%	$138.9	4.6%	$532.0	383.0%

Adjusted EBITDA by segment:
RUCKUS (1) (4)	$107.7	20.3%	$4.9	1.2%	$102.8	2,098.0%
ANS (4)	172.5	19.5	68.5	11.9	104.0	151.8
RemainCo adjusted EBITDA (2) (4)	280.2	19.8	73.4	7.6	206.8	281.7
CCS (4)	705.2	26.0	442.7	21.4	262.5	59.3
Corporate and other (3)	(4.8)	NM	(39.0)	NM	34.2	(87.7)
Non-GAAP consolidated adjusted EBITDA (4)	$980.6	23.7%	$477.1	15.7%	$503.5	105.5%

NM – Not meaningful

(1)
Includes activity of the OneCell business for periods prior to its disposition.
(2)
RemainCo financial measures reflect the results of the RUCKUS and ANS segments, in the aggregate, and exclude the results and performance of the CCS segment. RemainCo financial measures also exclude general corporate costs that were previously allocated to the OWN segment and DAS business as discussed below in footnote (3) to this table.
(3)
The corporate and other line item above reflects general corporate costs that were previously allocated to our OWN segment and DAS business unit. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, the corporate and other costs related to our OWN segment and DAS business unit have been reallocated to our remaining segments and partially offset by income from the Amphenol TSA.
(4)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RUCKUS Segment

For the three and nine months ended September 30, 2025, RUCKUS segment net sales increased compared to the prior year periods primarily due to higher sales volumes and pricing. From a regional perspective, for the three months ended September 30, 2025, RUCKUS segment net sales increased in the EMEA region by $17.6 million, the APAC region by $10.6 million, the CALA region by $2.2 million and Canada by $0.5 million, but decreased in the U.S. by $7.3 million, compared to the prior year period. For the nine months ended September 30, 2025, RUCKUS segment net sales increased in the U.S. by $87.4 million, the EMEA region by $33.7 million, the APAC region by $14.2 million, the CALA region by $1.9 million and Canada by $1.7 million compared to the prior year period. Foreign exchange rate changes did not have a material impact on our RUCKUS segment net sales during the three or nine months ended September 30, 2025.

For the three and nine months ended September 30, 2025, RUCKUS segment operating income and adjusted EBITDA increased compared to the prior year periods primarily due to higher sales volumes and pricing, partially offset by higher SG&A, R&D and input costs. RUCKUS segment operating income for the nine months ended September 30, 2025, was unfavorably impacted by the pretax loss of $4.8 million on the sale of our OneCell business which is not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Access Network Solutions Segment

For the three and nine months ended September 30, 2025, net sales increased in the ANS segment compared to the prior year periods primarily due to higher sales volumes in Access Technologies and Broadband Network Solutions. From a regional perspective, for the three months ended September 30, 2025, ANS segment net sales increased in the U.S. by $139.8 million, the APAC region by $5.6 million and the EMEA region by $3.1 million, but decreased in Canada by $1.3 million and had no change in the CALA region, compared to the prior year period. For the nine months ended September 30, 2025, ANS segment net sales increased in the U.S. by $282.5 million, the EMEA region by $18.4 million, the APAC region by $14.2 million and Canada by $2.8 million, but decreased in the CALA region by $6.6 million, compared to the prior year period. Foreign exchange rate changes did not have a material impact on our ANS segment net sales during the three or nine months ended September 30, 2025.

For the three and nine months ended September 30, 2025, ANS segment operating income and adjusted EBITDA increased compared to the prior year periods primarily due to higher sales volumes, partially offset by unfavorable product mix, higher input costs and higher SG&A and R&D costs. For the three and nine months ended September 30, 2025, ANS segment operating income was favorably impacted by reductions in amortization expense of $2.0 million and $18.8 million, respectively, and reductions in transaction, transformation and integration costs of $5.4 million and 10.7 million, respectively. For the nine months ended September 30, 2025, ANS segment operating income was favorably impacted by a reduction in restructuring costs of $19.4 million. Amortization expense, transaction, transformation and integration costs and restructuring costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Connectivity and Cable Solutions Segment

Net sales for the CCS segment increased for the three and nine months ended September 30, 2025 compared to the prior year periods primarily due to higher sales volumes in the Data Center business, partially offset by lower pricing. From a regional perspective, for the three months ended September 30, 2025, net sales increased in the U.S. by $372.9 million, the APAC region by $20.0 million, and Canada by $0.7 million, but decreased in the EMEA region by $12.4 million and the CALA region by $4.5 million, compared to the prior year period. For the nine months ended September 30, 2025, net sales increased in the U.S. by $643.4 million, the APAC region by $17.6 million and Canada by $10.5 million, but decreased in the EMEA region by $25.3 million and the CALA region by $3.0 million, compared to the prior year period. Foreign exchange rate changes did not have a material impact on our CCS segment net sales during the three or nine months ended September 30, 2025.

For the three and nine months ended September 30, 2025, CCS segment operating income and adjusted EBITDA increased compared to the prior year periods primarily due to higher sales volumes and favorable product mix, partially offset by lower pricing and higher SG&A and R&D costs. For the nine months ended September 30, 2025, CCS segment operating income and adjusted EBITDA were also unfavorably impacted by higher input costs. CCS segment operating income for the three and nine months ended September 30, 2025 was unfavorably impacted by an increase in transaction, transformation and integration costs of $15.3 million and $29.7 million, respectively. Transaction, transformation and integration costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data):

	September 30, 2025	December 31, 2024	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents (1)	$705.3	$663.3	$42.0	6.3%
Working capital, net of assets and liabilities held for sale (2) and excluding cash and cash equivalents and current portion of long-term debt	854.3	577.7	276.6	47.9
Availability under Revolving Credit Facility	576.5	449.3	127.2	28.3
Long-term debt, including current portion	7,254.9	9,238.4	(1,983.5)	(21.5)
Total capitalization (3)	6,188.9	7,009.6	(820.7)	(11.7)
Long-term debt as a percentage of total capitalization	117.2%	131.8%

(1)
Includes cash and cash equivalents in assets held for sale of $98.4 million as of December 31, 2024.
(2)
Working capital is net of assets and liabilities held for sale and consists of current assets of $2,803.4 million less current liabilities of $1,243.8 million as of September 30, 2025 and current assets of $2,127.0 million less current liabilities of $984.4 million as of December 31, 2024.
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

Although there are no financial maintenance covenants under the terms of our senior notes, there is a limitation, among other limitations, on certain future borrowings based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also give pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the twelve months ended September 30, 2025, our non-GAAP pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $1,217.6 million, which included annualized savings expected from cost reduction initiatives of $13.9 million so that the impact of cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. In addition to limitations under these indentures, our senior secured credit facilities contain customary negative covenants based on similar financial measures. We believe we are in compliance with the covenants under our indentures and senior secured credit facilities as of September 30, 2025.

Cash and cash equivalents increased by $42.0 million during the nine months ended September 30, 2025 as described under the Cash Flow Overview section below. As of September 30, 2025, approximately 39.2% of our cash and cash equivalents were held outside the U.S.

Working capital, net of assets and liabilities held for sale and excluding cash and cash equivalents and the current portion of long-term debt, increased during the nine months ended September 30, 2025 compared to the fourth quarter of 2024 primarily due to higher accounts receivable and inventory balances due to increased net sales in the third quarter of 2025 compared to the fourth quarter of 2024, partially offset by increases in accounts payable and other liabilities. During the nine months ended September 30, 2025, we sold accounts receivable under customer-sponsored supplier financing agreements. This had an impact of approximately $58 million on working capital, excluding cash and cash equivalents and the current portion of long-term debt, as of September 30, 2025. Under these agreements, we are able to sell certain accounts receivable to a bank, and we retain no interest in and have no servicing responsibilities for the accounts receivable sold. The net decrease in total capitalization during the nine months ended September 30, 2025 is primarily driven by the repurchases of debt related to the debt refinancing transactions in December 2024, partially offset by net income reflected for the period.

Cash Flow Overview

	Nine Months Ended
	September 30,		$	%
	2025	2024	Change	Change
	(dollars in millions)
Net cash generated by (used in) operating activities	$41.6	$(4.8)	$46.4	NM
Net cash generated by (used in) investing activities	2,007.4	(54.3)	2,061.7	NM
Net cash used in financing activities	(2,015.9)	(25.8)	(1,990.1)	7,713.6%

NM – Not meaningful

Operating Activities

	Nine Months Ended
	September 30,
	2025	2024
	(in millions)
Net income (loss)	$924.2	$(322.3)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	227.9	287.7
Equity-based compensation	27.3	21.1
Deferred income taxes	32.7	1.0
Asset impairments	—	17.2
(Gain) loss on disposal of discontinued operations	(869.0)	27.4
Changes in assets and liabilities:
Accounts receivable	(347.3)	(109.3)
Inventories	(67.5)	58.2
Prepaid expenses and other assets	(148.9)	(108.7)
Accounts payable and other liabilities	208.2	93.8
Other	54.0	29.1
Net cash generated by (used in) operating activities	$41.6	$(4.8)

During the nine months ended September 30, 2025, the increase in net cash generated by operating activities compared to the prior year period was driven by improved operating performance and lower cash interest paid, partially offset by higher cash taxes paid in the current year period compared to the prior year period.

Investing Activities

	Nine Months Ended
	September 30,
	2025	2024
	(in millions)
Additions to property, plant and equipment	$(44.5)	$(18.0)
Proceeds from sale of property, plant and equipment	10.0	0.2
Net proceeds from divestitures	2,041.9	—
Acquisition of a business	—	(45.1)
Other	—	8.6
Net cash generated by (used in) investing activities	$2,007.4	$(54.3)

During the nine months ended September 30, 2025, the increase in cash generated by investing activities compared to the prior year period was primarily driven by favorable impacts from net proceeds of $2,034.5 million related to the sale of the OWN segment and DAS business unit to Amphenol, net proceeds of $7.4 million related to the sale of the OneCell business and cash paid in the prior period of $45.1 million related to the Casa Transaction. These favorable impacts were partially offset by unfavorable impacts due to increased capital expenditures of $26.5 million compared to the prior year period and proceeds received in the prior year period of $8.6 million on the sale of certain nonfinancial assets.

Financing Activities

	Nine Months Ended
	September 30,
	2025	2024
	(in millions)
Long-term debt repaid	$(2,049.0)	$(24.0)
Long-term debt proceeds	50.0	—
Debt issuance costs	(5.7)	—
Tax withholding payments for vested equity-based compensation awards	(11.2)	(1.8)
Net cash used in financing activities	$(2,015.9)	$(25.8)

During the nine months ended September 30, 2025, we repurchased $299.0 million in aggregate principal amount of our 2029 Secured Notes and repurchased in full the $1,500.0 million outstanding amount of our 2026 Secured Notes. In connection with the debt transactions, we paid $5.7 million of debt issuance costs.

During the nine months ended September 30, 2025, we borrowed $50.0 million and repaid $250.0 million of outstanding borrowings under our Revolving Credit Facility, and the remaining availability was $576.5 million, reflecting a borrowing base subject to maximum capacity of $626.5 million reduced by $50.0 million of letters of credit issued.

During the nine months ended September 30, 2024, we paid the quarterly scheduled amortization payments totaling $24.0 million on our previous senior secured term loan due 2026.

During the nine months ended September 30, 2025, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units (RSUs) and performance share units (PSUs), which reduced cash flows by $11.2 million compared to $1.8 million in the prior year period.

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

We also believe presenting these non-GAAP results for the twelve months ended September 30, 2025 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the nine months ended September 30, 2024 from the data for the year ended December 31, 2024 and then adding the data for the nine months ended September 30, 2025.

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

Consolidated

	Three Months		Nine Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	September 30,		September 30,		December 31,	September 30,
	2025	2024	2025	2024	2024	2025
	(in millions)
Income (loss) from continuing operations	$106.9	$(96.7)	$426.0	$(395.9)	$(461.0)	$360.9
Income tax expense (benefit)	42.6	26.7	(250.1)	41.6	51.7	(240.0)
Interest income	(3.9)	(2.6)	(11.4)	(8.3)	(10.9)	(14.0)
Interest expense	154.6	168.0	484.4	503.2	686.9	668.1
Other (income) expense, net	0.7	6.8	22.0	(1.7)	(10.2)	13.5
Operating income	300.9	102.2	670.9	138.9	256.5	788.5
Adjustments:
Amortization of purchased intangible assets	51.7	56.8	157.3	181.4	236.5	212.4
Restructuring costs (credits), net	1.8	(0.9)	16.0	30.6	36.7	22.1
Equity-based compensation	10.8	7.3	27.0	18.3	25.2	33.9
Transaction, transformation and integration costs (1)	20.0	19.5	50.9	45.9	63.4	68.4
Patent claims and litigation settlements	—	—	—	—	(1.0)	(1.0)
Other	(0.1)	—	4.8	—	—	4.8
Depreciation	17.4	19.3	53.7	62.0	82.9	74.6
Non-GAAP adjusted EBITDA	$402.5	$204.2	$980.6	$477.1	$700.2	$1,203.7

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

RUCKUS Segment (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Operating income (loss)	$19.1	$7.8	$47.7	$(53.4)
Adjustments:
Amortization of purchased intangible assets	12.7	12.7	38.0	38.0
Restructuring costs (credits), net	0.6	(0.2)	3.6	1.5
Equity-based compensation	2.5	1.9	6.4	4.9
Transaction, transformation and integration costs	0.7	2.8	3.9	8.9
Other	(0.1)	—	4.8	—
Depreciation	0.9	1.4	3.3	5.0
Adjusted EBITDA	$36.4	$26.4	$107.7	$4.9
(1)
Includes activity of the OneCell business for periods prior to its disposition.

Access Network Solutions Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Operating income (loss)	$25.5	$(16.7)	$73.3	$(80.9)
Adjustments:
Amortization of purchased intangible assets	21.4	24.3	67.6	86.4
Restructuring costs, net	0.5	0.1	9.4	28.8
Equity-based compensation	2.9	2.2	7.3	5.3
Transaction, transformation and integration costs	0.3	5.7	3.8	14.5
Depreciation	3.6	4.4	11.1	14.5
Adjusted EBITDA	$54.2	$20.1	$172.5	$68.5

Connectivity and Cable Solutions Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Operating income	$256.3	$136.5	$556.0	$327.7
Adjustments:
Amortization of purchased intangible assets	17.7	18.1	52.5	55.0
Restructuring costs (credits), net	0.7	(0.6)	2.9	0.2
Equity-based compensation	5.5	2.8	13.2	7.3
Transaction, transformation and integration costs	18.9	3.6	41.3	11.6
Depreciation	12.9	13.5	39.4	41.0
Adjusted EBITDA	$311.9	$173.8	$705.2	$442.7

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

These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, the occurrence of any event, change or other circumstances that could give rise to the termination of the purchase agreement with Amphenol, pursuant to which Amphenol has agreed to acquire our CCS segment (the “proposed transaction”); the inability to complete the proposed transaction due to the failure to satisfy the conditions to completion of the proposed transaction, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed transaction; risks related to disruption of management’s attention from our ongoing business operations due to the proposed transaction; the effect of the announcement of the proposed transaction on our relationships, operating results and business generally; the risk that the proposed transaction will not be consummated in a timely manner; exceeding the expected costs of the proposed transaction; our dependence on customers’ capital spending on data, communication and entertainment equipment, which could be negatively impacted by a regional or global economic downturn, among other factors; the potential impact of higher than normal inflation; concentration of sales among a limited number of customers and channel partners; risks associated with our sales through channel partners; changes to the regulatory environment in which we and our customers operate; changes in technology; industry competition and the ability to retain customers through product innovation, introduction, and marketing; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing and timing of delivery of products to customers; risks related to our ability to implement price increases on our products and services; risks associated with our dependence on a limited number of key suppliers for certain raw materials and components; risks related to the successful execution of CommScope NEXT and other cost saving initiatives; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facilities or those of our contract manufacturers that may affect our ability to meet customer demands for products; possible future restructuring actions; the risk that our manufacturing operations, including our contract manufacturers on which we rely, encounter capacity, production, quality, financial or other difficulties causing difficulty in meeting customer demands; our substantial indebtedness, including our upcoming maturities and evaluation of capital structure alternatives and restrictive debt covenants; our ability to refinance existing indebtedness prior to its maturity or incur additional indebtedness at acceptable interest rates or at all; our ability to generate cash to service our indebtedness; the ability to recognize the expected benefits of the sale of the CCS business unit and prior sale transactions, including the expected financial performance of CommScope following the proposed transaction and prior sale transactions; the effect of the proposed transaction and prior sale transactions on the ability of CommScope to retain and hire key personnel and maintain relationships with its key business partners and customers, and others with whom it does business, or on its operating results and businesses generally; the response of CommScope’s competitors, creditors and prior stakeholders to the proposed transaction and prior sale transactions; potential litigation relating to the proposed transaction and prior sale transactions; our ability to integrate and fully realize anticipated benefits from prior or future divestitures, acquisitions or equity investments; possible future additional impairment charges for fixed or intangible assets, including goodwill; our ability to attract and retain qualified key employees; labor unrest; product quality or performance issues, including those associated with our suppliers or contract manufacturers, and associated warranty claims; our ability to maintain effective management information technology systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches, ransomware or computer viruses; the use of open standards; the long-term impact of climate change; significant international operations exposing us to economic risks like variability in foreign exchange rates and inflation, as well as political and other risks, including the impact of wars, regional conflicts and terrorism; our ability to comply with governmental anti-corruption laws and regulations worldwide; the impact of export and import controls and sanctions worldwide on our supply chain and ability to compete in international markets; changes in the laws and policies in the U.S. affecting trade, including the risk and uncertainty related to tariffs or potential trade wars and potential changes to laws and policies, that may impact our products and costs; the costs of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign social and environmental laws; the impact of litigation and similar regulatory proceedings in which we are involved or may become involved, including the costs of such litigation; the scope, duration and impact of disease outbreaks and pandemics, such as COVID-19, on our business, including employees, sites, operations, customers, supply chain logistics and the global economy; our stock price volatility; income tax rate variability and ability to recover amounts recorded as deferred tax assets; and other factors beyond our control.

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

Changes in Internal Control Over Financial Reporting

Reference should be made to our 2024 Annual Report for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The Company’s business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. The following represents important changes and updates to the risk factors previously disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the supplemental risk factors set forth below, there have been no material changes to the risk factors disclosed in Part I – Item 1A, Risk Factors of our 2024 Form 10-K for the year ended December 31, 2024.

Risks Related to the Pending CCS Sale Transaction with Amphenol (the “Transaction”)

We are subject to various uncertainties and contractual restrictions while the Transaction is pending, which may cause disruption and strain key relationships.

The announcement and pendency of the Transaction may result in significant disruption to our operations. Although we intend to take steps designed to reduce any adverse effects, these effects may impair our ability to attract and retain employees, maintain relationships with suppliers, vendors, and customers, and execute on strategic initiatives.

In addition, we are subject to contractual restrictions under the Purchase Agreement governing the Transaction, including limitations on solicitation of alternative transactions and adverse recommendation changes, which may restrict our flexibility to respond to unsolicited proposals or changing market conditions. These provisions could discourage a third party that might have an interest in acquiring all of, or substantially all of, our assets or our common stock from considering or proposing such an acquisition, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Amphenol.

We are subject to contractual restrictions and potential litigation risk during this period, which could further impact our operations and reputation. We have received demands and may face claims from stockholders or other parties alleging breaches of fiduciary duty, disclosure deficiencies, or other violations of law in connection with the Transaction. While we believe the disclosures provided to our stockholders have been complete and accurate, litigation could result in substantial costs, reputational harm, and distraction of management from ongoing business operations. The outcome of any such litigation is inherently uncertain and could adversely affect our ability to complete the Transaction or impact the anticipated benefits of the sale.

We will incur significant expenses in connection with the Transaction, regardless of whether the Transaction is completed.

We have incurred and expect to continue to incur significant expenses related to the Transaction. These expenses include, but are not limited to, financial advisory and opinion fees and expenses, legal fees, accounting fees and expenses, certain employee expenses, filing fees, printing expenses and other related fees and expenses. Many of these expenses are payable by us regardless of whether the Transaction is completed. Additionally, if the Purchase Agreement governing the Transaction is terminated in certain circumstances, we will be required to pay Amphenol a termination fee.

Failure to complete the Transaction could materially and adversely affect our business, financial results, and stock price.

If the Transaction is not completed, our business may be adversely affected in several ways, including reputational harm, loss of strategic momentum, and increased difficulty in accessing capital, including the following:

•
being required to pay a termination fee to Amphenol under certain circumstances as provided in the Purchase Agreement;
•
having to pay certain costs relating to the Transaction, such as legal, accounting, financial advisor and other fees and expenses, without receiving any proceeds from the Transaction;
•
our common stock price could decline to the extent that the current market price reflects a market assumption that the Transaction will be completed and/or that a portion of the proceeds will be distributed to stockholders as a special dividend post-closing;
•
having had the focus of our senior management on the Transaction instead of on pursuing other opportunities that could have been beneficial to us and our stockholders; and
•
we may lack the liquidity necessary to repay our outstanding debt obligations.

If the Transaction is not completed, we cannot assure you that these risks will not materialize and will not materially adversely affect our business, financial results and stock price.

The Transaction is subject to closing conditions and regulatory approvals that may delay or prevent its completion.

Completion of the Transaction is subject to various closing conditions, including the receipt of consents and approvals from governmental entities. We cannot predict whether and when these conditions will be satisfied. These approvals may be delayed or conditioned in ways that adversely affect our business or result in the abandonment of the Transaction.

The anticipated dividend following the closing of the Transaction is subject to change and may not be paid as expected.

The proceeds from the Transaction will be paid directly to us. After repaying all debt and redeeming our preferred equity and incurring a reasonable amount of new indebtedness on the remaining business, we will have significant excess cash. We currently expect to distribute a substantial portion of this excess cash to our stockholders as a special dividend within 90 days following the closing of the Transaction. However, the exact amount and timing of the dividend will be determined by our board of directors after closing after taking into account all relevant factors, and there can be no assurance of the exact amount of cash proceeds to be distributed to our stockholders or of the exact timing of any such distributions. The decision to declare a special dividend and the timing and amount thereof, if any, is in the sole discretion of our board of directors acting in the best interests of the Company and will depend on such factors as are deemed relevant by the board of directors at the time of such decision.

The fairness opinion obtained by our board of directors does not reflect changes in circumstances after its issuance.

In connection with its evaluation of the Transaction, our board of directors received a fairness opinion from our financial advisor, Evercore Inc., regarding the fairness, from a financial point of view, of the $10.5 billion base purchase price. The opinion was rendered as of August 3, 2025, and was based on assumptions, limitations, and conditions described therein. It does not reflect changes in market conditions, our financial performance, or other developments that may have occurred since that date.

We have not obtained, and we do not expect to request, an updated opinion from our financial advisor. As a result, the opinion does not and will not address the fairness of the Transaction or the value of the CCS business at the time the Transaction is completed or at any time other than the date when opinion was rendered. Moreover, the opinion does not address the relative merits of the Transaction compared to other strategic alternatives or the underlying business decision to pursue the Transaction.

We may not be able to retain key personnel during and after the Transaction.

Uncertainty related to the Transaction may impact employee morale and retention. We may not be able to retain key personnel, which could disrupt our operations and impair our ability to execute on strategic priorities during and after the Transaction.

Our remaining businesses may face increased operational and financial risks following the divestiture.

Following the sale of the CCS business, our remaining segments, ANS and RUCKUS, will constitute our core operations. These businesses are subject to cyclical demand, competitive pressures, and execution risks. While recent performance has been strong, there can be no assurance that these trends will continue. The divestiture may also reduce our scale and diversification, increasing our exposure to market volatility.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

The following table summarizes the stock purchase activity for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	32,625	$8.20	—	$—
August 1, 2025 - August 31, 2025	—	$—	—	$—
September 1, 2025 - September 30, 2025	2,556	$16.04	—	$—
Total	35,181	$8.77	—

(1) The shares purchased were withheld to satisfy the withholding tax obligations related to RSUs and PSUs that vested during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

Our officers and directors did not enter into, modify or terminate any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2025.

ITEM 6. EXHIBITS

2.1*

Purchase Agreement, dated August 3, 2025, by and between CommScope Holding Company, Inc. and Amphenol Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on August 7, 2025).

10.1*

Success Bonus Agreement between CommScope, LLC and Koen ter Linde (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on September 3, 2025).***

10.2**	Form of Success Bonus Agreement between CommScope, LLC and Krista R. Bowen and Charles A. Gilstrap.***
10.3*

Notice of option amendment, dated September 24, 2025, from CommScope Holding Company, Inc. to Koen ter Linde (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on September 26, 2025).***

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

COMMSCOPE HOLDING COMPANY, INC.

October 29, 2025	/s/ Kyle D. Lorentzen
Date	Kyle D. Lorentzen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)