Form 10-K
period 2025-12-31
Vistance Networks, Inc.
filed 2026-02-26
CIK 1517228

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-36146

Vistance Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-4332098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2601 Telecom Parkway Richardson, Texas	75082 (Zip Code)	(972) 952-9700 (Registrant's telephone number, including area code)
(Address of principal executive offices)

CommScope Holding Company, Inc.

(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	VISN	Nasdaq

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

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant was approximately $1,781.6 million as of June 30, 2025. For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded.

As of February 12, 2026 there were 225,462,013 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Vistance Networks, Inc.

Form 10-K

December 31, 2025

PART I

Unless the context otherwise requires, references to “Vistance Networks, Inc.,” “the Company,” “Registrant,” “we,” “us,” or “our” are to Vistance Networks, Inc. and its direct and indirect subsidiaries on a consolidated basis.

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

ITEM 1. BUSINESS

Company Overview

Vistance Networks, Inc. was incorporated in Delaware on October 22, 2010 as CommScope Holding Company, Inc., and our initial public offering for our common stock was on October 25, 2013. Effective January 14, 2026, we changed our legal name from CommScope Holding Company, Inc. to Vistance Networks, Inc. Since our founding as an independent company in 1976, we have played a significant role in many of the world’s leading communication networks. Our evolution has been driven by technological innovation and strategies that expanded our product offerings and complemented our existing solutions. We are a global provider of infrastructure solutions that enable service providers, including cable, telephone and digital broadcast satellite operators and media programmers, to deliver media, voice, Internet Protocol (IP) data services and Wi-Fi to their subscribers and allow enterprises to experience constant wireless and wired connectivity across complex and varied networking environments. Our solutions are complemented by services including technical support, systems design and integration. We are a leader in digital video and IP television (IPTV) distribution systems, broadband access infrastructure platforms and equipment that delivers data and voice networks to homes. Our global leadership position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions, and global manufacturing and distribution scale.

As of December 31, 2025, excluding our discontinued operations, we have a team of over 4,500 people who serve our customers in over 70 countries. Our customers include substantially all the leading global telecommunications operators, data center managers, cable television providers or multi-system operators (MSOs) and thousands of enterprise customers, including many Fortune 500 companies. We have long-standing, direct relationships with our customers and serve them through a direct sales force, supplemented by a global network of channel partners.

Since 2021, we have been engaged in a transformation initiative designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We continue to focus on driving operational efficiencies and other cost savings initiatives, as well as portfolio optimization, all of which enabled us to take advantage of the recovery in demand that we started to see beginning in late 2024 and continuing through 2025. We continue to analyze the impacts of the recently announced tariffs under the current U.S. administration; however, we believe we have a manageable plan in place to mitigate any potential impacts. Our approach of focusing on matters in our control has driven improved results in 2025 and will remain our focus into 2026. As a result, we incurred $19.7 million, $36.7 million and $29.4 million of net restructuring costs and $29.9 million, $63.4 million and $27.1 million of transaction, transformation and integration costs during the years ended December 31, 2025, 2024 and 2023, respectively, primarily related to our transformation initiative. We expect to continue to incur such costs during 2026 as we continue executing on our transformation initiative, and the resulting charges and cash requirements could be material.

During the years ended December 31, 2023, 2024 and 2025, we executed several strategic transactions that are further described in Note 3 and Note 4 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. These transactions included the acquisition of certain assets of Casa Systems, Inc. (Casa), as well as multiple divestitures, including the Home business, the Outdoor Wireless Networks (OWN) segment, the Distributed Antenna Systems (DAS) business unit, the OneCell business, and the Connectivity and Cable Solutions (CCS) segment. Several of these divestitures met the criteria for discontinued operations under Accounting Standard Codification (ASC) 205‑20, Presentation of Financial Statements—Discontinued Operations and "held for sale" classification under ASC 360-10, Impairment and Disposal of Long Lived Assets. Detailed financial information, gain or loss recognition, held for sale measurements, and the related balance sheet, statement of operations, and statement of cash flow impacts are included within those notes.

Segment Renaming

Effective April 1, 2025, following the divestiture of the DAS business unit, we renamed our Networking, Intelligent Cellular & Security Solutions (NICS) segment to RUCKUS. The name change did not impact our operating or reportable segment structure, chief operating decision maker (CODM) reporting or historical segment results. Historical activities occurring prior to the effective date are referenced under the former NICS name.

In connection with the divestiture of the CCS segment, and effective upon the closing of that transaction on January 9, 2026, we renamed our Access Network Solutions (ANS) segment to Aurora Networks (Aurora). The name change did not impact our operating or reportable segment structure, CODM reporting or historical segment results. Historical activities occurring prior to the effective date are referenced under the former ANS name.

Operating Segment Realignments

To better align product oversight with how the business is managed:

•
Effective January 1, 2025, a product line was transferred from the RUCKUS (formerly NICS) segment to the Aurora (formerly ANS) segment.
•
Effective January 1, 2024, certain product lines were transferred from the CCS segment (which became a discontinued operation in the fourth quarter of 2025) to the Aurora (formerly ANS) segment.

All prior periods presented have been recast to reflect these organizational changes.

The discussions in these consolidated financial statements relate solely to our continuing operations, unless otherwise noted. As a result, we are reporting financial performance based on the following remaining reportable segments: RUCKUS and Aurora. For further discussion of the discontinued operations related to the CCS segment, OWN segment, DAS business unit and Home business, see Note 4 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

For the year ended December 31, 2025, our revenues were $1.93 billion and our income from continuing operations was $324.3 million. For further discussion of our current and prior year financial results, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Reportable Segments

As a result of the divestitures described above, we are now reporting financial performance based on the following remaining reportable segments: RUCKUS and Aurora. The distribution of net revenues among our reportable segments was as follows:

	Year Ended December 31,
	2025	2024	2023
RUCKUS	36.2%	39.5%	41.2%
Aurora	63.8%	60.5%	58.8%
Total	100.0%	100.0%	100.0%

RUCKUS (2025 Net Sales of $0.7 billion)

Our RUCKUS segment provides wireless networks for enterprises and service providers. Product offerings include indoor cellular solutions such as indoor and outdoor Wi-Fi and long-term evolution (LTE) access points, access and aggregation switches; an Internet of Things (IoT) suite, on-premises and cloud-based control and management systems; and software and software-as-a-service applications addressing security, location, reporting and analytics.

Aurora (2025 Net Sales of $1.2 billion)

Our Aurora segment’s product solutions include cable modem termination systems (CMTS), video infrastructure, public key infrastructure solutions, distribution and transmission equipment and cloud solutions that enable facility-based service providers to construct a state-of-the-art residential and metro distribution network.

Industry Background

We participate in the large and growing global market for connectivity and essential communications infrastructure. This market is being driven by the growth in bandwidth demand associated with the continued demand of smartphones, tablets and machine-to-machine (M2M) communication as well as the proliferation of data centers, Big Data, cloud-based services, streaming media content and IoT. In addition, video distribution over the broadband IP network is transforming how content is managed and consumed. IP facilitates new forms of video such as Over-the-Top (OTT) and interactive television. We continue to see a mix of connectivity needs in homes, in offices and while on the move. We also continue to see higher downstream usage than upstream network usage. Additionally, the network has become more interactive, driving higher bandwidth and the need for lower latency.

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

Our customers are continuing to develop networks that are faster, more responsive, more efficient and more reliable. We believe the following key network trends will continue to impact the Company and the industry during 2026:

1)
Network Convergence: Operators are continuing to move toward converged or multi-use network architectures. Rather than building upon independent wireline and wireless networks, operators are utilizing networks that combine voice, video and data communications into a single converged data network for wired and wireless services.
2)
Continued Disruption by OTT TV: Although content consumption continues to increase, subscriptions to pay TV continue declining. As a result, cable operators are continuing to invest in upgrades to their networks for broadband but continue to have mixed feelings about investments in their video and voice services. While past data trends have been defined by rapid growth in the downstream, more interactive experiences and IoT are driving the need for major network change in the upstream.
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
4)
Low Latency Services: To support the increased demands of a growing game-playing subscriber base, all operators are continuing to seek new ways to reduce the latency and jitter of the gaming packet streams. Low latency Data Over Cable Service Interface Specification (DOCSIS) technologies are being added to CMTS and customer premises equipment (CPE) gear. Node-splits are also used to reduce congestion. Over time, we expect these low latency services to allow support of Web3.0 and the metaverse, as access networks are increasing and used in a more interactive way.

5)
Network Capacity Expansion: Network providers continue to be cognizant of the need to stay ahead of the traffic growth that occurs every year. This traffic growth results from increases in average subscriber consumption levels and in maximum service level agreement (SLA) levels. Cable providers are adding spectrum in both the upstream and downstream. Additionally, some operators are beginning their upgrade path to DOCSIS 4.0 in certain regions of their networks. New DOCSIS equipment is needed for this expansion.
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

Fiber Deep Deployments

Residential and business bandwidth consumption continues to grow. The proliferation of OTT video, multiscreen viewing, cloud services and social media are continuing to prompt operators to accelerate fiber deployment. Operators are increasing network capacity by installing fiber deeper into their networks. Although consumer devices are increasingly connected to the network via a wireless connection such as LTE or Wi-Fi, these wireless access points must have abundant optical backhaul capacity available to provide consumers the experience they expect. Operators around the globe are deploying fiber deep to build next generation networks. These networks use the capabilities of fiber to enable consumers access to content at higher speeds with improved network response time.

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

Ethernet passive optical networks (EPON) and XGS-PON are both being included in the plans of network operators, and we have developed optical line terminal (OLT) for both technologies.

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

Strategy

Since 2021, we have been engaged in a transformation initiative designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We continue to focus on driving operational efficiencies and other cost savings initiatives, as well as portfolio optimization, all of which enabled us to take advantage of the recovery in demand that we started to see beginning in late 2024 and continuing through 2025. We continue to analyze the impacts of the recently announced tariffs under the current U.S. administration; however, we believe we have a manageable plan in place to prepare for potential impacts. Our approach of focusing on matters in our control has driven improved results in 2025 and will remain our focus into 2026.

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

Operational Efficiency

We are pursuing strategic initiatives aimed at optimizing our utilization of resources by improving direct procurement processes, increasing transparency and control over indirect procurement spend, driving operational improvements to lower costs and streamlining and optimizing our period overhead cost structure. Our management team has a strong track record of improving operational efficiency and successfully executing on formalized annual profit improvement plans, cost-savings initiatives and working capital improvements to drive future profitability and cash flow.

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

As a step in optimizing our portfolio, we have proven our commitment in determining the ideal strategic opportunities for the CCS segment, OWN segment, DAS business unit, OneCell business and Home business. As discussed above, we believe the divestitures of the CCS segment subsequent to fiscal year end in January 2026, the OneCell business in May 2025, the OWN segment and DAS business unit in January 2025 and the Home business in January 2024 were the optimal opportunities for their future success.

Additionally, we completed the Casa Transaction in June 2024 which has strengthened our Aurora (formerly ANS) segment’s position by enhancing the segment’s virtual cable modem termination systems and passive optical network product offerings.

Our Future

We are already positioned as a leader in our current segments and will work to defend our leadership in the more mature parts of these markets, while also shifting resources towards our targeted growth choices within them. With our transformation initiatives, we are striving to achieve the following:

•
Deliver organic growth
•
Create a well-positioned comprehensive portfolio of products and services
•
Stimulate market leading innovation, delivering powerful software and services
•
Maintain world class operational efficiency and cost structures
•
Architect a simplified organization, with more accountability, responsibility and visibility

Our transformation initiatives allow us to continue transforming our organization into one that has better operational efficiency, speed and resilience and one that can better service our existing customers, as well as new ones. As demand in our industry has recovered, we expect our transformation initiative to continue driving adjusted EBITDA expansion that will enable us to increase our cash flow and further invest in our growth.

Customers

Our customers include substantially all the leading global telecommunications operators, data center managers, cable television providers or MSOs and thousands of enterprise customers, including many Fortune 500 companies. Major customers and distributors include companies such as Comcast Corporation (Comcast); TD SYNNEX Corporation; Charter Communications, Inc.; WAV, LLC; Rogers Communication Inc.; Optimum Communications, Inc.; and Exclusive Networks USA, Inc. For the year ended December 31, 2025, we derived approximately 35% of our consolidated net sales from our top direct customer.

Products from our RUCKUS segment are primarily sold through independent distributors or system integrators for large telecommunications operators and to customers in a broad range of enterprise vertical markets, including hospitality, education, smart cities, government, venues and service providers, indirectly through channel partners. We also sell directly to managed service providers (MSPs) and service providers that deploy broadband networks. In certain circumstances, we sell RUCKUS segment products directly to end customers, but it is a relatively small part of the overall business.

Products from our Aurora segment are primarily sold directly to wireline network service providers, such as telephone companies and cable television network providers, to be deployed into their service delivery networks. In some cases, we sell through specialized resellers and distributors who primarily provide logistics support, and in certain circumstances, post-sale service and support. Our customer service and engineering groups maintain close working relationships with these customers due to the significant amount of customization associated with some of these products. We sell these products to most of the wireline and satellite operators globally.

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

We encounter significant domestic and international competition across all segments of our business. Our competitors include large, diversified companies some of whom have substantially more assets and greater financial resources than we do. We also face competition from small to medium-sized companies and less diversified companies that have concentrated efforts in one or more areas of the markets we serve. Major competitors by segment include the following: RUCKUS segment – Cisco Systems, Inc., Extreme Networks, Inc., Hewlett Packard Enterprise Development LP, Huawei Technologies Co., Ltd., and Ubiquiti Inc.; and Aurora segment – ATX Networks Corp., Harmonic Inc., Technetix Group Limited, Teleste Oyj and Vecima Networks Inc.

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

Competitive Strengths

We are a global leader in connectivity and essential infrastructure solutions for communications, enterprise, service provider and entertainment networks. We operate through our Aurora and RUCKUS segments, and we believe we hold leading market positions in key areas of our business. In the cable television and video network equipment industry, Aurora is a longstanding market leader, offering products historically sold under the ARRIS brand, including infrastructure and access network solutions. Through RUCKUS, we provide purpose-driven networking solutions to customers across the enterprise, including hard radio frequency/high density environments such as stadiums, campuses, hospitality and multi-dwelling units.

We believe the following competitive strengths have been instrumental to our success and position us well for future growth and strong financial performance:

Differentiated Solutions Supported by Ongoing Innovation and Significant Proprietary Intellectual Property

Our integrated solutions for building better networks are differentiated in the marketplace and are a significant global competitive advantage. We invested $283.5 million in research and development (R&D) during 2025 to advance product innovation and decrease total cost of deployment and ownership. Our ongoing innovation, supported by proprietary intellectual property and technology know-how, has allowed us to build and sustain a competitive advantage.

Established Sales Channels and Customer Relationships

We serve customers in over 70 countries and have become a trusted advisor to many of them through our industry expertise, quality products, leading technology and long-term relationships. These factors enable us to provide mission-critical connectivity solutions that our customers need to build and maintain high-performing communication networks. Our customers include substantially all the leading global telecommunications operators, data center managers, cable television providers or MSOs and thousands of enterprise customers, including many Fortune 500 companies. We are a key supplier within the wireless infrastructure market and enjoy established sales channels across all geographies and technologies. Our long-standing relationships with telecommunications operators enable us to work closely with them in providing highly customized solutions aligned with their technology roadmaps. We have a global sales force with sales representatives based in North America, Europe, Latin America, Asia and other regions, and an extensive global network of channel partners, including independent distributors, system integrators and value-added resellers. Our sales force has direct relationships with our customers and end users which generates demand for our products, with a significant portion of our sales fulfilled through channel partners. Our direct sales force and channel partner relationships give us extensive reach and distribution capabilities to customers globally. Given our understanding of their existing networks, when it comes to deploying networks at scale, these customers trust us and hold high regards for our ability to help them achieve their goals.

Global Scale and Quality

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

Manufacturing and Distribution

We maintain a balance of internal and external manufacturing providers to continue offering our customers a competitive combination of quality, cost and flexibility in meeting their needs. We develop, design, fabricate, manufacture and assemble many of our products and solutions in-house at our facility. We have strategically located our manufacturing and distribution facility to provide superior service levels to customers. We utilize a lower-cost geography for high labor content products.

In addition, we utilize contract manufacturers located throughout the world for many of our product groups, including certain products in our Aurora segment and all of our RUCKUS products. There can be no guarantee that the Company will be able to extend or renew agreements with contract manufacturers on similar terms, or at all.

Our global footprint allows us to mitigate macroeconomic headwinds in an everchanging environment. We continuously evaluate and adjust operations to improve service, lower cost and improve the return on our capital investments, and we expect to continue modifying our global operations to adapt to changing product demand and business conditions.

Raw Materials and Components

Our products are manufactured or assembled from both standard components and parts that are unique to our specifications. Our internal manufacturing operation is largely process oriented and we use significant quantities of various raw materials, including aluminum, copper, steel and optical fiber, among others. Portions of the requirements for these materials are purchased under supply arrangements where some portion of the unit pricing may be indexed to commodity market prices for these metals. We may occasionally enter forward purchase commitments or otherwise secure availability for specific commodities to mitigate our exposure to price changes for a portion of our anticipated purchases. Certain of the raw materials utilized in our products may only be available from a few suppliers, and we may enter into longer term agreements to secure access to certain key inputs. We may, therefore, encounter significant price increases and/or availability issues for the materials we obtain from these suppliers as we have seen in recent years. These supply chain constraints have limited our ability to manufacture and deliver products to our customers in the past and could have similar impacts in the future.

Our profitability has been and may continue to be materially affected by changes in the market price of our raw materials and components, most of which are linked to the commodity markets. Prices for aluminum, copper and silicon derived from oil and natural gas have fluctuated substantially during the past several years. We have adjusted our prices for certain products and may have to adjust prices again. Delays in implementing price increases, failure to achieve market acceptance of price increases, or price reductions in response to a rapid decline in raw material costs, could have a material adverse impact on the results of our operations.

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

Research and Development

We operate in an industry that is subject to rapid changes in technology, and our success is largely contingent upon anticipating and reacting to such changes. Accordingly, R&D is important to preserve and expand our position as a market leader and to provide the most technologically advanced solutions in the marketplace. We invested $283.5 million in R&D during 2025, and we expect to continue with certain investments in future years. We intend to focus our major R&D activities on high-growth opportunities such as Wi-Fi 7 and 6GHz, cloud management systems, AI-driven network automation and converged operational/information technology solutions, CCAP, DAA, DOCSIS 4.0 and passive optical network (PON). We are also developing solutions that support the convergence of wired and wireless networks in connection with the rollout of 5G. Several of our professionals are leaders and active contributors in standards-setting organizations, which helps ensure that our products can be formulated to achieve broad market acceptance.

Backlog and Seasonality

At December 31, 2025 and 2024, we had an order backlog of $631.8 million and $609.2 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Our backlog includes only orders that are believed to be firm. Sometimes, unfilled orders may be canceled prior to shipment of goods, but cancellations historically have not been material. However, our current order backlog may not guarantee future demand. We expect a majority of our backlog as of December 31, 2025 to be recognized as revenue during 2026.

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

As of December 31, 2025, we held over 2,700 patents and patent applications and over 590 registered trademarks and trademark applications worldwide. Over the next five years, approximately 228, or 12%, of our issued patents will expire, while at the same time we intend to seek patents protecting new innovations. We consider our patents and trademarks to be valuable assets, and although no single patent is material to our overall operations, we believe the RUCKUS NETWORKS, AURORA NETWORKS and VISTANCE NETWORKS trade names and related trademarks are important assets to our business. We intend to rely on our intellectual property rights, including our proprietary knowledge, trade secrets and continuing technological innovation, to develop and maintain our competitive position. From time to time there are disputes with respect to the ownership of the technology used in our industry and accusations of patent infringements. We will continue to protect our key intellectual property rights.

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

We understand how important it is to consider the larger impact of our actions beyond the balance sheet. We are proud of our significant standing in one of the world’s most vital and dynamic industries. We are making great progress in delivering our sustainability actions while advancing the industry and creating a better and sustainable tomorrow. For the sake of our current and future generations, we will continue to grow as a sustainable, environmentally conscious business that benefits the whole planet.

For additional information, which is not incorporated by reference in this Annual Report on Form 10-K, see our Corporate Responsibility & Sustainability pages on the our website: https://www.vistancenetworks.com/corporate-responsibility-and-sustainability/.

Human Capital Management

We believe that human capital management, including attracting, developing and retaining a high-quality workforce, is critical to our long-term success. Our Board of Directors and its Committees provide oversight on a broad range of human capital management topics, including corporate culture, compensation and benefits, organizational development and succession planning, and employee health, safety and well-being, to name a few.

We employed approximately 4,500 people worldwide as of December 31, 2025, with approximately 22% classified as manufacturing employees. These manufacturing employees are primarily located in Mexico. Our U.S. workforce includes approximately 1,700 employees, comprised of mostly non-manufacturing employees. We are party to numerous works’ councils or similar statutory arrangements outside of the U.S. (none in the U.S.) and believe that relations with our employees are generally good.

Protecting the safety, health, and well-being of our associates around the world is one of our top priorities. We strive to achieve an injury-free work environment. We believe that our inclusive culture is a competitive advantage that fuels innovation, enhances our ability to attract and retain top talent and strengthens our reputation. We are also committed to providing competitive rewards and the continued growth and development of our employees through a variety of global training and development opportunities that build and strengthen employees’ leadership and professional skills. Lastly, we aim to provide a positive employee experience and workplace environment that engages all employees.

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

We seek to inspire a culture of proactive and productive health management so employees make lifestyle decisions that lead to rewarding careers and healthy, balanced lives. To realize this goal, we provide tools, services and programs that help employees achieve and maintain optimal personal health (physical, emotional and financial). The results of our efforts make us stronger and pave a path for innovation, which drives business differentiation, talent engagement and retention.

Culture

We strive to create an equitable and inclusive environment that draws upon the strength of our diverse workforce to deliver exceptional results for our investors and all key stakeholders. Our global workforce is comprised of individuals of many races, cultures, backgrounds, geographies and experiences. We focus on ensuring inclusion, belonging, equity and well-being in the workplace. We take pride in our culture and support the activities of our global Diversity and Inclusion Business Network (DIBN) that was established in 2020. This broad-based network is open to all employees and provides its members with opportunities to network, learn and lead, grow their careers, and support their communities. The results of our focused efforts make us stronger and pave a path for innovation, which drives business differentiation, talent engagement and retention.

Total Rewards

We compensate employees equitably, relative to experience and performance, regardless of gender, nationality or disability. Globally, we embrace a pay-for-performance compensation philosophy, conducting pay equity assessments to determine the results of our pay practices. Our compensation plans and programs strive to: attract and retain skilled, high-performing individuals; pay base salaries and provide benefits that are competitive in our industry and the local markets in each country where we operate; and provide short- and long-term incentives (when appropriate) that are tied to exceptional employee and Company performance.

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

Employee Engagement

We pride ourselves on creating a collaborative, engaged and enabled workforce. We define engagement as the strength of the emotional connection and discretionary effort employees put toward their work, their teams and the Company. We believe communication and feedback are integral to building engaged employees and driving a high-performance culture. In support of this, we periodically “take the pulse” of our organization through a global employee engagement survey, one of the ways our global workforce can voice their opinions and provide ongoing feedback. Among other things, the survey seeks to understand how employees experience our values in their day-to-day work in order to measure our cultural health. We also ask questions to determine if employees feel a strong sense of inclusion and belonging, as well as measure overall engagement. With this valuable feedback, we can identify strengths and potential areas for focused improvement. We continue to enhance employee engagement by leveraging technology, enabling managers, emphasizing communication, providing competitive rewards, offering flexible work approaches, encouraging career development opportunities and striving to become a destination for the marketplace's top talent.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Securities and Exchange Commission's website at www.sec.gov and are also available on our website at www.vistancenetworks.com under Company — Investor Relations as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information posted to our website is not incorporated elsewhere in this Annual Report on Form 10-K.

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

In connection with the sale of the CCS segment that was completed subsequent to fiscal year end on January 9, 2026, we repaid and issued notices of full redemption of our then-existing indebtedness and redeemed all of the outstanding shares of the Series A Convertible Preferred Stock (Convertible Preferred Stock). Therefore, the indebtedness and Convertible Preferred Stock that were outstanding as of December 31, 2025 are no longer considered risks to the Company and are excluded from the risk factor summary and discussions below.

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

Financial Risks

•
We may be required to obtain financing in the future.
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
•
We may experience supply chain disruptions due to climate‑related events.

Strategic Risks

•
The successful execution of our transformation plan is key to the long-term success of our business.
•
Difficulties may be encountered in the realignment of manufacturing capacity and capabilities among our global manufacturing operations, including our contract manufacturers, that could adversely affect our ability to meet customer demand for our products.
•
The separation, discontinuance or divestiture of a business or product line is subject to various risks and uncertainties that could disrupt or adversely affect our business.
•
Our business strategy could rely, in part, on acquisitions to create growth. We may not fully realize anticipated benefits from past or future acquisitions or investments in other companies.
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
•
Climate change may have an impact on our business.

Labor-Related Risks

•
Failure to attract, develop and maintain a highly skilled and diverse workforce or effectively manage changes in our workforce can have an adverse effect on our business.
•
Disruptions in labor, including strikes or work stoppages, could have a material adverse effect on our business, results of operations and financial condition.

International Risks

•
Our international operations expose us to economic, political, foreign exchange rate and other risks.
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
•
We do not intend to pay regular dividends on our common stock and, consequently, the ability of investors to achieve a return on their investment in the ordinary course will depend on appreciation in the price of our common stock.

Competitive Risks

Our business is dependent upon third-party capital spending for data, communication and entertainment equipment, and reductions in such capital spending could adversely affect our business.

Our performance is dependent on third parties’ capital spending for constructing, rebuilding, maintaining or upgrading data, communication and entertainment networks, which can be volatile and difficult to forecast. Capital spending in the communications industry is cyclical and can be curtailed or deferred on short notice. We experienced a decrease in customer capital spending in 2024, which negatively impacted our results of operations, and while we experienced an increase in customer demand in 2025, we may continue to experience significant fluctuations in sales and operating income due to the volatility in our industry. A variety of factors affect the timing and amount of capital spending in the communications industry, including:

•
general economic and market conditions, including increased costs due to rising inflation or interest rates;
•
customer-specific financial conditions or budget allocation decisions;
•
competitive pressures, including pricing pressures;
•
competing technologies;
•
timing and adoption of the global rollout of new technologies;
•
customer acceptance of new technologies and services offered, including solutions that have little or no impact on the environment;
•
foreign currency fluctuations;
•
seasonality of outdoor deployments;
•
rollout of government funding for certain initiatives;
•
changes in customer preferences or requirements;
•
availability and cost of capital;
•
investor pressure and regulation, including compliance with social and environmental laws;
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

Our customer base includes direct customers, original equipment manufacturers (OEMs) and channel partners, which include distributors, system integrators, value-added resellers, MSPs, service providers and sales representatives. For the year ended December 31, 2025, we derived approximately 35% of our consolidated net sales from our top customer. The concentration of our net sales with these key customers subjects us to a variety of risks, including:

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

Financial Risks

We may be required to obtain financing in the future.

We currently believe that our existing cash and cash equivalents will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. However, we currently anticipate adding modest leverage to the business, although the form and amount of any such leverage has not yet been determined, and longer-term may be required to obtain additional financing to support our liquidity and capital-structure objectives. Any debt we incur in the future may have terms (including cash interest rate, financial covenants and covenants limiting our operating flexibility or ability to obtain additional financings) that are not favorable to us, and any equity financing may dilute the economic and/or voting interests of our existing stockholders, may be preferred in right of payment to our outstanding common stock or confer other privileges to the holders and may contain financial or operational covenants that restrict our operating flexibility or ability to obtain additional financings. Furthermore, our failure to obtain any necessary financing could have a material and adverse effect on our results of operations, cash flows, financial condition and liquidity.

We may experience volatility in cash flows between periods due to, among other reasons, variability in the timing of vendor payments and customer receipts. We may, from time to time, seek to obtain alternative sources of financing, by issuing debt or equity securities or incurring other indebtedness, if market conditions are favorable, utilizing trade credit, selling assets (including businesses or business lines) or securitizing receivables to meet future cash needs or to reduce our borrowing costs. Any issuance of equity or debt may be for cash or in exchange for our outstanding securities or indebtedness, or a combination thereof.

We may need to recognize additional impairment charges related to goodwill, identified intangible assets, fixed assets and right of use assets.

We have substantial balances of goodwill and identified intangible assets. As of December 31, 2025, goodwill and identified intangible assets represented approximately 32% of our total assets (excluding assets held for sale). We are required to test goodwill for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We have recognized substantial impairment charges related to goodwill, including $472.3 million in 2023. For the 2025 annual impairment test, we determined that the fair value of our reporting units exceeded the carrying value and that no impairment existed. In the future, if we are unable to improve our results of operations and cash flows, or other indicators of impairment exist, such as a sustained significant decline in our share price and market capitalization, we may incur material charges against earnings relating to our remaining goodwill.

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

We are dependent on certain raw materials and components linked to the commodity markets, and our profitability may be materially affected by changes in the market price. The principal raw materials and components we purchase are aluminum, copper, steel, optical fiber, capacitors, memory devices and silicon chips. Prices for aluminum, copper, steel, silicon and memory have experienced significant volatility in the past as a result of changes in the levels of global demand, supply disruptions, including port, transportation and distribution delays or interruptions, and other factors. As a result, in the past we saw significant increases in costs that negatively impacted our results of operations. We adjusted our prices for most of our products, but if we see significant increases in costs again, we may have to adjust prices in the future. Delays in implementing price increases or a failure to achieve market acceptance of price increases has in the past, and could in the future, have a material adverse impact on our results of operations. Conversely, in an environment of falling commodities prices, we may be unable to sell higher-cost inventory before implementing price decreases, which could have a material adverse impact on our business, financial condition and results of operations.

We also utilize a limited number of key suppliers for logistics support of certain of our raw material and component purchases, including certain semiconductors, memory devices and chip capacitors, polymers, copper rod, copper and aluminum tapes, fine aluminum wire, steel wire, optical fiber, circuit boards and other electronic components, subassemblies and modules. Certain of our suppliers are sole source suppliers, and a number of our agreements with suppliers are short-term in nature. Our reliance on sole or limited suppliers and our reliance on subcontractors involves several risks, including a potential inability to obtain an adequate supply of required materials, components and other products, and reduced control over pricing, quality, terms and conditions of purchase and timely delivery. Coming out of the COVID-19 pandemic, we saw shortages in supply of memory devices, capacitors and silicon chips that negatively impacted our ability to deliver on a timely basis and increased our product costs, which unfavorably impacted our results of operations, financial condition and cash flows and increased our risk of excess and obsolescence component inventory.

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

We also source many of our components from international markets. Any change in the laws and policies of the U.S. or other countries affecting trade, including pursuant to policies of the current U.S. administration, is a risk to us. To the extent there are unfavorable changes imposed by the U.S. or other countries and/or retaliatory actions taken by trading partners, such as the addition of new tariffs or trade restrictions, we may experience material adverse impacts on earnings. For a more complete discussion of our risks related to tariffs and trade restrictions, see the risk factor, “Additional tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products” under our “International Risk Factors” in this Item 1A. Risk Factors section.

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

We may experience supply chain disruptions due to climate-related events.

Climate‑related events, including increasingly frequent and severe extreme weather, may disrupt our upstream supply chain by delaying component deliveries, damaging supplier facilities and interrupting transportation routes. These disruptions can increase logistics and procurement costs, extend production lead times and reduce operational efficiency, particularly in climate vulnerable regions. Prolonged or repeated disruptions could limit our ability to meet customer demand, result in lost sales, and adversely affect our financial performance and competitive position.

Strategic Risks

The successful execution of our transformation plan is key to the long-term success of our business.

Over the last several years, we have been executing under a business transformation initiative designed to drive stakeholder value. Our transformation initiative could result in changes to our business that may result in a number of risks and uncertainties, including the following: lost customers or reduced sales volumes if customers do not accept higher pricing, our new product offerings or if we discontinue or divest of product lines; higher one-time costs such as restructuring costs and transaction, transformation and integration costs; the loss of key management and other employees if we are not successful in getting employee buy-in for our transformation initiative; and additional supply chain disruptions or higher costs of supplies if we do not successfully execute our projects related to direct and indirect procurement. The implementation of our transformation initiative may take longer than anticipated, and once implemented, we may not realize, in full or in part, the anticipated benefits or such benefits may be realized more slowly than anticipated. Any failure to realize benefits could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

Difficulties may be encountered in the realignment of manufacturing capacity and capabilities among our global manufacturing operations, including our contract manufacturers, that could adversely affect our ability to meet customer demand for our products.

We periodically realign manufacturing capacity among our manufacturing facility and contract manufacturers in order to reduce costs by improving manufacturing efficiency and to strengthen our long-term competitive position. The implementation of these strategic initiatives may include significant shifts of production capacity among facilities and contract manufacturers. For example, in the past, we have transitioned manufacturing for certain products in response to newly enacted tariffs. In addition, in response to intermittent shutdowns of our facilities during the COVID-19 pandemic, we transitioned certain manufacturing to less impacted facilities. These changes are time-consuming and costly, and changes in our contract manufacturers or manufacturing locations may cause significant interruptions in supply if the manufacturers have difficulty manufacturing products to our specifications. There are significant risks inherent in the implementation of these initiatives, including our failure to ensure the following: adequate inventory on hand or production capacity to meet customer demand while capacity is being shifted among facilities; maintaining product quality as a result of shifting capacity; adequate raw material and other service providers to meet the needs at the new production locations; ability to successfully remove, transport and re-install equipment; and availability of adequate supervisory, production and support personnel to accommodate the shifted production. In the event manufacturing realignment initiatives are not successfully implemented, we could experience lost future sales and increased operating costs, as well as customer relations problems, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The separation, discontinuance or divestiture of a business or product line is subject to various risks and uncertainties that could disrupt or adversely affect our business.

To better optimize our portfolio of products, we have recently divested the CCS segment, the OWN segment and the DAS business unit, the OneCell business and the Home business, and we may in the future decide to separate, discontinue or divest of other businesses or product lines that we believe are not core to our business, or where we believe the separation, discontinuation or divestiture will be accretive to stakeholders. A plan to separate, discontinue or divest a business or product line is complex in nature and can be affected by unanticipated developments or changes, including changes in the macroeconomic, regulatory or political environment, changes in credit or equity markets or changes in other market conditions.

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

Our business strategy could rely, in part, on acquisitions to create growth. We may not fully realize anticipated benefits from past or future acquisitions or investments in other companies.

Our business strategy could rely, in part, on acquisitions to create growth, such as our historical acquisitions of Casa in 2024, ARRIS International plc (ARRIS) in 2019. Future growth could be accomplished by acquiring existing businesses, products or technologies. We cannot guarantee that we will be able to identify suitable acquisition opportunities or obtain the necessary financing on acceptable terms to provide these future growth opportunities. We may spend time and money investigating and negotiating with potential acquisition or investment targets without completing the transaction, which may divert or waste resources.

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

We have previously recognized restructuring charges in conjunction with the implementation of initiatives to reduce costs and improve the efficiency of our operations and to integrate acquisitions. For example, our transformation initiative actions to date have included the closure of a manufacturing facility, reduction in our real estate footprint, including the consolidation of distribution facilities, as well as workforce reductions. In prior years, we have also undertaken a number of initiatives to support the integration of acquisitions, such as the 2019 acquisition of the ARRIS business. These initiatives also included the closure of manufacturing facilities, consolidation of distribution centers and other real estate and various other workforce reductions. As a result of the continued efforts related to our transformation initiative, changes in business conditions and other developments, we may need to initiate additional restructuring actions that could result in workforce reductions and restructuring charges, which could adversely and materially affect our cash flows.

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

Furthermore, there are several major trends that we expect to continue to impact the enterprise market and product life cycles, including the shift to 5G, enterprise shifts toward mobility indoors and adjustments of more access points and in-building cellular applications.

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

For certain of our service offerings, in particular our Wi-Fi-related cloud services, we rely on third parties to provide cloud computing infrastructure that offers storage capabilities, data processing and other services. We currently operate our cloud-dependent services using Amazon Web Service (AWS), Google Cloud Platform (GCP) or Microsoft Azure (Azure). We cannot easily switch our AWS, GCE or Azure operations to another cloud provider. Any disruption of or interference with our use of these cloud services would impact our operations and our business could be adversely impacted.

Problems faced by our third-party cloud service providers with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our end customers. If AWS, GCP or Azure are unable to keep up with our needs for capacity, this could have an adverse effect on our business. Any changes in third-party cloud services or any errors, defects, disruptions or other performance problems with our cloud-based applications, could adversely affect our reputation and may damage our end customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might adversely affect our reputation and operating results, cause us to issue refunds or service credits, subject us to potential liabilities or result in contract terminations.

Our business depends on effective management information systems.

We rely on effective management information systems for critical business operations, to support strategic business decisions and to maintain a competitive edge in the marketplace. We rely on our ERP system to support critical business operations such as processing sales orders and invoicing, manufacturing, shipping, inventory control, purchasing and supply chain management, human resources and financial reporting. In connection with the sale of the CCS segment that occurred subsequent to year end on January 9, 2026, we have initiated a phased approach to prepare for the transition and future separation of our ERP system and other supporting systems. The first phase involving the upgrade of our ERP system has been successfully completed. Upgrades, integrations or separations of software or systems have risks and any future upgrades, integrations or separations could disrupt our operations, divert management’s attention and have an adverse effect on our capital resources, financial condition, results of operations or cash flows.

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

Cybersecurity incidents, including data security breaches, ransomware or malware, could harm our business by exposing us to various liabilities and lost revenue, disrupting our delivery of products and services and damaging our reputation.

We rely extensively on our information technology systems and those of third parties to operate our business and store proprietary information about our products and intellectual property. Additionally, we and others acting on our behalf receive, process, store and transmit confidential data, including “personally identifiable information,” with respect to employees, vendors, customers and others. As cybersecurity incidents evolve, particularly given the increased use of artificial intelligence by threat actors to perpetuate cyberattacks, information technology systems like ours are increasingly vulnerable. Despite the security controls we have put in place, our facilities, systems and procedures, and those of our third-party service providers, are still at risk of security breaches, acts of vandalism, malware, ransomware, software viruses, misplaced or lost data, programming and/or human errors, phishing attempts, brute force attacks, exploiting software vulnerabilities (including “zero-day attacks”), supply chain attacks or other similar events. In particular, unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of proprietary, confidential, sensitive or personal information, the deletion or modification of records or interruptions in our operations. These cybersecurity risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Any future significant compromise or breach of our data security, whether external or internal, or misuse of employee, vendor, customer, or Company data, could result in significant costs, lost sales, fines (which fines may not be covered by the Company’s insurance policies), lawsuits or regulatory scrutiny, lost customers and damage to our reputation. The use of artificial intelligence (AI) and generative AI technologies, both internally and through third-party providers, may create new cybersecurity risks or exacerbate existing ones, including the risk of cybersecurity incidents, data breaches or unauthorized access to sensitive information. These risks may be difficult to anticipate or detect and could result in significant business, legal or reputational harm. We employ a variety of security controls and countermeasures designed to mitigate these risks, but we cannot guarantee that all attacks can be successfully thwarted by these measures as the sophistication of attacks increases. As cyber threats continue to evolve, we may be required to expend additional resources to mitigate new and emerging threats while continuing to enhance our information security capabilities or to investigate and remediate security vulnerabilities.

In addition, vulnerabilities in some of the hardware or software we develop and sell, including in our engineering or in their implementation by our customers, could result in unauthorized access to our customers’ and/or consumers’ networks. Such unauthorized access could result in third parties gaining access to the private and personal information and technology of our customers, such as home health information, home cameras or other personal information or technology. Any such events could result in theft of personal information, trade secrets and intellectual property; give rise to legal proceedings or regulatory scrutiny; cause us to incur increased costs for insurance premiums, security, remediation and regulatory compliance; subject us to civil and criminal penalties (which criminal penalties may not be covered by our insurance policies); expose us to liabilities to our customers, employees, vendors, governmental authorities or other third parties; allow others to unfairly compete with us; disrupt our delivery of products and services; expose the confidential information of our customers and others; and have a negative impact on our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

Furthermore, certain of our third-party relationships are subject to our vendor management program and are governed by written contracts that contain requirements relating to information security. We impose requirements on our counterparties, including vendors and other third parties, to comply with applicable privacy and cybersecurity laws related to the use and security of sensitive or personal information. We cannot provide assurances that these contractual requirements will be followed or will be adequate to prevent the misuse of this data. We have designed our risk identification, assessment and management processes and procedures to account for cybersecurity risks associated with our use of third-party service providers. However, we do not control the actions of our associated third parties, and any disruptions in their services caused by cybersecurity attacks and/or security incidents could adversely affect our ability to service our customers or otherwise conduct our business and expose us to the consequences described above.

Climate change may have an impact on our business.

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

We are subject to climate‑related transition risks. Changing customer preferences and market trends toward lower carbon, energy efficient, and more sustainable products may affect demand for our existing product portfolio. Customers may increasingly favor suppliers that support emissions‑reduction, energy‑efficiency, and sustainability objectives. If we are unable to adapt our products, services or technologies to align with these evolving expectations, we may experience reduced demand, loss of market share, or pricing pressure. Addressing these transition risks may require increased investments in research and development, product redesign, and operational initiatives, which could increase costs.

We align with the Sustainability Accounting Standards Board (SASB) standards, Global Reporting Initiative (GRI) standards and makes use of the Carbon Disclosure Project (CDP) platform, which is committed to aligning with the Task Force on Climate Related Financial Disclosures (TCFD) recommendations to accurately assess, take potential proactive action and report as appropriate. For additional information, which is not incorporated by reference in this Annual Report on Form 10-K, see our Sustainability report on our website: https://www.vistancenetworks.com/corporate-responsibility-and-sustainability/.

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

International Risks

Our international operations expose us to economic, political, foreign exchange rate and other risks.

We have international sales and an international manufacturing operation. Our major international manufacturing facility is located in Mexico, and our international sales are primarily in Canada, Mexico, and throughout the Europe, Middle East and Africa region and Asia Pacific region. For the year ended December 31, 2025, international sales represented 28.5% of our consolidated net sales. In general, our international sales have lower gross profit percentages than our domestic sales. To the extent international sales increase as a percentage of our net sales, our overall gross profit percentages may decline.

Our international sales and manufacturing operation are subject to the risks inherent in operating abroad, including, but not limited to, coordinating communications among and managing international operations; currency exchange rate fluctuations; economic and political destabilization; restrictive actions by foreign governments; price inflation; volatile interest rates; wage inflation; nationalization of businesses and expropriation of assets; the laws and policies of the U.S. and other countries affecting trade and tariffs, including additional tariffs implemented or proposed by the new administration (and counter tariffs from other countries that may be implemented in response): anti-bribery, foreign investment and loans; foreign tax laws, including the ability to recover amounts paid as value-added and similar taxes; potential restrictions on the repatriation of cash; reduced protection of intellectual property; longer customer payment cycles; compliance with local laws and regulations, including the imposition of new data privacy and climate change regulations; volatile geopolitical turmoil, including popular uprisings, regional conflicts, terrorism, and war; shipping interruptions, including shortages of containers or port congestion; major public health or safety concerns, such as pandemics and infectious diseases; natural or man-made disasters; inflexible labor contracts or labor laws in the event of business downturns; and economic boycott for doing business in certain countries. Although we maintain insurance coverage for certain types of losses, such insurance coverage may be insufficient to cover all losses that may arise.

A portion of our products sold in the U.S. are manufactured outside the U.S. To the extent there are changes in U.S. trade policies, which have been implemented and/or proposed by the new administration, such as significant increases in tariffs or duties for goods brought into the U.S., our competitive position may be adversely impacted and the resulting effect on our earnings could be material. For a more complete discussion of our risks related to trade policies, see the risk factor, “Additional tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products” under “International Risks” in this Item 1A, Risk Factors section.

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

There is uncertainty about the future relationship between the U.S. and various other countries, most significantly Mexico, with respect to trade policies and tariffs. The current U.S. administration has implemented and/or proposed substantial changes to U.S. foreign trade policy with respect to other countries, including imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S, but there remains uncertainty surrounding when all such changes may be implemented and the magnitude and duration of their impacts.

This uncertainty about the future relationship between the U.S. and certain of its trading partners may reduce trade between the U.S. and other nations, including countries in which we currently operate, or result in a global economic slowdown with long-term changes to global trade. Changes in policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers. The tariffs implemented on our products (or on materials, parts or components we use to manufacture our products) by past U.S. administrations increased the cost of our products manufactured in the U.S. and imported into the U.S. If additional tariffs or trade restrictions are implemented on our products (or on materials, parts or components we use to manufacture our products) by the U.S. or other countries, the cost of our products manufactured in Mexico and imported into the U.S. or other countries could increase further. We expect to continue to pass along some of these costs to our customers, but the increased cost could adversely affect the demand for products. We have been successful in the past in shifting the manufacturing locations for some of the impacted products, but this takes time and results in additional one-time costs and these alternative locations may have higher ongoing manufacturing costs. These cost increases could adversely affect the demand for our products and/or reduce margins, which could have a material adverse effect on our business and our earnings. Any or all of these factors could negatively affect demand for our products and our business, financial condition, results of operations and cash flows, and such effects could be material.

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

Globally, there has been an increase in laws and regulatory action concerning privacy-related matters. Generally, these laws create rights for individuals in their personal data as well as impose obligations on businesses regarding the handling of such personal data, including data of employees, consumers and business contacts. Several U.S. states are considering or have adopted legislation requiring companies to disclose the collection of personal data, protect the security of personal information that they hold or respond to individuals’ rights regarding their personal data. For example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, subjects us to stricter obligations, greater fines and more private causes of action related to data security. There are now approximately 20 states that have enacted comprehensive data privacy laws. Many jurisdictions have also enacted or are enacting laws requiring companies to notify regulators or individuals of data security incidents involving certain types of personal data, including the rule issued by the U.S. Securities and Exchange Commission in the U.S. that requires public disclosure of material security incidents. These mandatory disclosures regarding security incidents often lead to widespread negative publicity. Any security incident, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our data security measures, lead to lost revenue and/or increased expenses, negatively impact our ability to attract or retain customers, or subject us to third-party lawsuits, regulatory fines or other action or liability, which may not be covered by our insurance policies, and which could materially and adversely affect our business and operating results.

Foreign data protection, privacy and other laws and regulations can be more restrictive than those in the U.S. For example, the E.U.’s General Data Protection Regulation (GDPR) has required changes to products and service offerings, internal and external software systems, including our websites, and changes to many company processes and policies, as well as additional legal considerations for personal data transfers out of the E.U. Additionally, these rulings require companies like ours to assess their personal data transfers from the E.U. to determine whether the protections in the U.S. or any country without an adequacy determination meet E.U. standards in the context of the specific transfer. A European data protection authority could disagree with our assessment of such transfers, resulting in penalties or required changes in how we transfer data within our company.

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

Pandemics have had and could have in the future, material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to the following factors, among others:

•
health concerns that may lead to a complete or partial closure of, or other operational issues at, our manufacturing facility or those of our contract manufacturers;
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

We do not intend to pay regular dividends on our common stock and, consequently, the ability of investors to achieve a return on their investment in the ordinary course will depend on appreciation in the price of our common stock.

In connection with the sale of our CCS business, we announced our intent to pay a one-time special dividend of no less than $10 to stockholders, which we currently expect to pay in the first half of 2026. However, we do not intend to declare and pay any other dividends, including any regular dividends, on our common stock for the foreseeable future. The payment of future dividends will be at the discretion of our Board. We currently intend to invest our future earnings, if any, to fund our growth. The success of an investment in our common stock will largely depend upon future appreciation in value, and there can be no guarantee that our common stock will appreciate in value.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Like many large, global companies, we rely heavily on digital technology to conduct operations and engage with our customers and business partners. As our engagements become more complex and interdependent, threats from security incidents like ransomware and data incidents may increase. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management and make securing our data and the data customers and other stakeholders entrust to us a top priority. Our Board of Directors (Board), through our Audit Committee, and our management team are actively involved in the oversight of our Enterprise Risk Management (ERM) program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes and practices for assessing, identifying and managing material risks from cybersecurity threats. We have made investments in resources to implement and maintain security measures to meet regulatory requirements and stakeholder expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. We believe that risks from prior cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that any such incidents will not materially affect us, including our business strategy, results of operations or financial condition. For additional information regarding the risks associated with cybersecurity incidents, see Item 1A. “Risk Factors.”

The Company’s Board of Directors is responsible for overseeing the risks associated with cybersecurity threats. The Audit Committee is responsible for oversight of cybersecurity and is actively engaged with our Chief Information Officer (CIO) and Chief Information Security Officer (CISO) at least quarterly, in addition to ad-hoc discussions, and our periodic cyber crisis tabletop exercises with participation from the Audit Committee and management. Our CIO and CISO also present on cybersecurity to our full Board at least annually. The commitment extends through our executive leadership team (ELT), who engage continually to review our cybersecurity strategy, planning and execution.

Cybersecurity risk is part of our cross-functional ERM program because of the potential for negative impacts of an incident across our business. At least annually we conduct a cybersecurity risk assessment, bringing together threat intelligence, internal assessment of our control posture and third-party opinions. The risk assessment informs our Board and management team and drives the next year’s security strategy and initiatives.

We have implemented a cybersecurity program that is dedicated to protecting our business processes, technology assets and sensitive information entrusted to us by our customers, suppliers, employees and other stakeholders. Drawing on the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and Center for Internet Security (CIS) 18 Critical Security Controls, our security program seeks to identify high-value enterprise assets and business processes and manage the cybersecurity threats facing them with layered controls. We practice a “Defense in Depth” methodology, meaning that valuable assets or business processes are generally protected with more than one layered control.

Our cybersecurity program is led by our CIO and our CISO. Our CIO has served in various roles in information technology and information security for over twenty years. Our CISO has over twenty years of technology and security experience and has spent more than fifteen years leading cybersecurity functions. He is also a Certified Information Systems Security Professional (CISSP).

Our CISO leads an in-house information security team responsible for cybersecurity risk and threat evaluation; the writing of relevant policies, control standards, and technical requirements; and the oversight and operation of security controls. The information security team monitors for potential incidents via a global team operating 24 x 7 x 365 in a “follow the sun” model. We also engage outside experts where a third-party opinion or subject matter expertise provides specific value, such as with penetration testing. We use industry-leading security tools, regularly update our technology roadmaps, conduct tabletop exercises and mandate cybersecurity awareness and training for all employees.

We not only focus on cybersecurity threats directly facing us but also those that might affect us through one of the many third parties we do business with, including suppliers and customers. Our procurement and information security teams have a shared process to review the cybersecurity risk of many third parties we do business with, including assessments relevant to cybersecurity risk during onboarding, requiring certain contractual information security requirements and controls, and investigating third-party cybersecurity incidents as appropriate.

In the event of a significant cybersecurity incident, we have a detailed Cybersecurity Incident Response Plan (CIRP) in place for informing key stakeholders, ensuring events are properly escalated and for contacting authorities. Our incident response plan is regularly validated and assessed to consider the types of decisions that would need to be made in the event of a cybersecurity incident.

ITEM 2. PROPERTIES

As of December 31, 2025, our headquarters is located in Richardson, Texas. Excluding the properties related to our discontinued operations, we operate primarily in various owned and leased offices, most of which also include a R&D laboratory, and are located in the U.S., Ireland, Mexico, China, India and Taiwan. In addition, we maintain two designated R&D facilities located in Mexico and China. We also operate in a leased manufacturing facility located in Mexico which consists of approximately 128,000 square feet, as well as a warehouse located in Ireland, both of which are related to our Aurora segment. We believe that our facilities are suitable and adequate for our business and is being appropriately utilized for its intended purposes. Our factory and machinery and equipment are generally in good operating condition, are reasonably maintained and in regular use. We consider the present level of fixed assets along with planned capital expenditures to be suitable and adequate for operations in the current business environment.

ITEM 3. LEGAL PROCEEDINGS

We are a party to certain intellectual property claims and also periodically receive notices asserting that our products infringe on another party’s patents and other intellectual property rights. These claims and assertions, whether against us directly or against our customers, could require us to pay damages or royalties, stop offering the relevant products and/or cease other activities. We may also be called upon to indemnify certain customers for costs related to products sold to such customers. The outcome of these claims and notices is uncertain and a reasonable estimate of the loss from unfavorable outcomes in certain of these matters either cannot be determined or is estimated at the minimum amount of a range of estimates. The actual loss, through settlement or trial, could be material and may vary significantly from our estimates. From time to time, we may also be involved as a plaintiff involving intellectual property claims. Gain contingencies, if any, are recognized when they are realized.

We are also either a plaintiff or a defendant in certain other pending legal matters in the normal course of business. Management believes none of these pending legal matters will have a material adverse effect on our business or financial condition upon final disposition.

In addition, we are subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

In connection with the sale of the CCS segment that was completed subsequent to fiscal year end on January 9, 2026, our common stock continues to trade on the Nasdaq Global Select Market, but effective as of January 14, 2026, it trades under the ticker symbol “VISN.” For further discussion of the sale of the CCS segment, see Note 19 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. As of February 12, 2026, all of our outstanding shares of common stock are held by one stockholder of record, Cede & Co., as nominee for the Depository Trust Company. Many brokers, banks and other institutions hold shares of common stock as nominees for beneficial owners that deposit these shares of common stock in participant accounts at the Depository Trust Company.

Issuer Purchases of Equity Securities

The following table summarizes the stock purchase activity for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	6,665	$15.86	—	$—
November 1, 2025 - November 30, 2025	1,057	$17.30	—	$—
December 1, 2025 - December 31, 2025	1,116,956	$17.85	—	$—
Total	1,124,678	$17.84	—
(1)
The shares purchased were withheld to satisfy the withholding tax obligations related to restricted stock units and performance share units that vested during the period.

Stock Performance Graph

The following graph compares cumulative total return on $100 invested on December 31, 2020 in each of our Common Stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Standard & Poor’s 1500 Communications Equipment Index (S&P 1500 Communications Equipment). The return of the Standard & Poor’s indices is calculated assuming reinvestment of dividends. We have not paid any dividends on our common stock over this period. We announced our intent to pay a one-time special dividend of no less than $10 per share to stockholders, which we currently expect to pay in the first half of 2026. However, we do not intend to declare and pay any other dividends, including any regular dividends, on our common stock for the foreseeable future.

	Base	INDEXED RETURNS
	Period	Period Ending
Company / Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Vistance Networks, Inc.	100	82.39	54.85	21.04	38.88	135.30
S&P 500 Index	100	128.71	105.40	133.10	166.40	196.16
S&P 1500 Communications Equipment Index	100	121.33	73.21	112.95	157.66	210.09

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is for the year ended December 31, 2025 compared with the year ended December 31, 2024. This comparison should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included in Part I, Item 1A or in other parts of this Annual Report on Form 10-K. For a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2024 compared to December 31, 2023, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2025.

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

Since 2021, we have been engaged in a transformation initiative designed to drive shareholder value through three pillars: profitable growth, operational efficiency and portfolio optimization. We continue to focus on driving operational efficiencies and other cost savings initiatives, as well as portfolio optimization, all of which enabled us to take advantage of the recovery in demand that we started to see beginning in late 2024 and continuing through 2025. We continue to analyze the impacts of the recently announced tariffs under the current U.S. administration; however, we believe we have a manageable plan in place to prepare for potential impacts. Our approach of focusing on matters in our control has driven improved results in 2025 and will remain our focus into 2026. As a result, we incurred $19.7 million, $36.7 million and $29.4 million of net restructuring costs and $29.9 million, $63.4 million and $27.1 million of transaction, transformation and integration costs during the years ended December 31, 2025, 2024 and 2023, respectively, primarily related to our transformation initiative. We expect to continue to incur such costs during 2026 as we continue executing on our transformation initiative, and the resulting charges and cash requirements could be material.

During the years ended December 31, 2023, 2024 and 2025, we executed several strategic transactions that are further described in Note 3 and Note 4 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. These transactions included the acquisition of certain assets of Casa Systems, Inc. (Casa), as well as multiple divestitures, including the Home business, the Outdoor Wireless Networks (OWN) segment, the Distributed Antenna Systems (DAS) business unit, the OneCell business, and the Connectivity and Cable Solutions (CCS) segment. Several of these divestitures met the criteria for discontinued operations under Accounting Standard Codification (ASC) 205‑20, Presentation of Financial Statements—Discontinued Operations and "held for sale" classification under ASC 360-10, Impairment and Disposal of Long Lived Assets. Detailed financial information, gain or loss recognition, held for sale measurements, and the related balance sheet, statement of operations, and statement of cash flow impacts are included within those notes.

Segment Renaming

Effective April 1, 2025, following the divestiture of the DAS business unit, we renamed our Networking, Intelligent Cellular & Security Solutions (NICS) segment to RUCKUS. The name change did not impact our operating or reportable segment structure, chief operating decision maker (CODM) reporting, or historical segment results. Historical activities occurring prior to the effective date are referenced under the former NICS name.

In connection with the divestiture of the CCS segment, and effective upon the closing of that transaction on January 9, 2026, we renamed our Access Network Solutions (ANS) segment to Aurora Networks (Aurora). The name change did not alter our operating or reportable segments, the information reviewed by the CODM, or previously reported segment results. Historical activities occurring prior to the effective date are referenced under the former ANS name.

Operating Segment Realignments

To better align product oversight with how the business is managed:

•
Effective January 1, 2025, a product line was transferred from the RUCKUS (formerly NICS) segment to the Aurora (formerly ANS) segment.
•
Effective January 1, 2024, certain product lines were transferred from the CCS segment (which became a discontinued operation in the fourth quarter of 2025) to the Aurora (formerly ANS) segment.

All prior periods presented have been recast to reflect these organizational changes.

Unless otherwise noted, the following discussions relate solely to our continuing operations. As a result, we are reporting financial performance based on the following remaining reportable segments: RUCKUS and Aurora. For further discussion of the discontinued operations related to our CCS segment, OWN segment, DAS business unit and Home business, see Note 4 in the Notes to Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K.

Our continuing operations results include general corporate costs that were previously allocated to the CCS segment, OWN segment and DAS business unit. These indirect costs, reflected on the corporate and other line item within our segment information below, are classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to our remaining segments and partially offset by income from our transition service agreement with Amphenol Corporation (Amphenol TSA). The corporate and other costs related to the CCS segment will be reallocated to our remaining segments beginning in the first quarter of 2026.

Additionally, below we refer to certain supplementary Core financial measures, which reflect the results of the RUCKUS and Aurora segments, in the aggregate, and exclude general corporate costs that were previously allocated to the CCS segment, OWN segment and DAS business unit, since these costs were not directly attributable to the discontinued operations. The Core results represent the business results as currently managed and reported by the Company. Future results and the composition of any business divested in the future may vary and differ materially from the presentation of the Core financial measures. See the “Segment Results” section below for the aggregation of our Core financial measures.

RESULTS OF OPERATIONS

Comparison of results of operations for the year ended December 31, 2025 with the year ended December 31, 2024

	Year Ended December 31,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,931.6	100.0%	$1,382.6	100.0%	$549.0	39.7%
Gross profit	955.9	49.5	605.1	43.8	350.8	58.0
Operating income (loss)	47.6	2.5	(291.7)	(21.1)	339.3	NM
Core operating income (loss) (1)	166.7	8.6	(125.6)	(9.1)	292.3	NM
Non-GAAP adjusted EBITDA (2)	292.0	15.1	24.5	1.8	267.5	1,091.8
Core adjusted EBITDA (1)	379.4	19.6	137.4	9.9	242.0	176.1
Income (loss) from continuing operations	324.3	16.8	(206.0)	(14.9)	530.3	NM
Diluted earnings (loss) from continuing operations per share	$1.11		$(1.27)		$2.38	NM

NM – Not meaningful

(1)
Core financial measures reflect the results of the RUCKUS and Aurora segments, in the aggregate, and exclude general corporate costs that were previously allocated to the CCS segment, OWN segment and DAS business unit, since these costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, these costs related to the OWN segment and DAS business unit have been reallocated to our remaining segments. These costs related to the CCS segment will be reallocated to our remaining segments beginning in the first quarter of 2026. See “Segment Results” section below for the aggregation of our Core financial measures.
(2)
See “Reconciliation of Non-GAAP Measures” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Net sales

	Year Ended December 31,			%
	2025	2024	Change	Change
	(dollars in millions)
Net sales	$1,931.6	$1,382.6	$549.0	39.7%
Domestic	1,380.7	922.5	458.2	49.7
International	550.9	460.1	90.8	19.7

Net sales in 2025 increased $549.0 million, or 39.7%, compared to the prior year primarily driven by increased sales volumes, partially offset by lower pricing and unfavorable product mix. The increase was driven by higher net sales in the Aurora segment of $396.9 million and the RUCKUS segment of $152.6 million. For further details by segment, see “Segment Results” below.

From a regional perspective in 2025, net sales increased in the U.S. by $458.2 million, the Europe, Middle East and Africa (EMEA) region by $64.8 million, the Asia Pacific (APAC) region by $30.0 million and Canada by $5.5 million, partially offset by a decrease in the Caribbean and Latin American (CALA) region by $9.5 million. Net sales to customers located outside of the U.S. comprised 28.5% of total net sales for 2025 compared to 33.3% for 2024. Foreign exchange rate changes did not have a material impact on our net sales during 2025. For additional information on regional sales by segment, see discussion of Segment Results below and Note 17 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Gross profit, TSA income, SG&A expense and R&D expense

	Year Ended December 31,			%
	2025	2024	Change	Change
	(dollars in millions)
Gross profit	$955.9	$605.1	$350.8	58.0%
As a percent of sales	49.5%	43.8%
TSA income	35.5	24.5	11.0	44.9
As a percent of sales	1.8%	1.8%
SG&A expense	497.4	472.0	25.4	5.4
As a percent of sales	25.8%	34.1%
R&D expense	283.5	247.5	36.0	14.5
As a percent of sales	14.7%	17.9%

Gross profit (net sales less cost of sales)

Gross profit increased in 2025 compared to the prior year primarily due to higher net sales volumes, partially offset by lower pricing, unfavorable product mix and higher input costs.

Transition service agreement income (TSA)

TSA income is related to the Amphenol TSA executed in conjunction with the closing of the transactions to divest of the OWN segment and DAS business unit and the OneCell business, as well as the TSA we entered into with Vantiva in conjunction with the closing of the transaction to divest of the Home business. Under the TSAs, we provide and receive certain post-closing support on a transitional basis. As of the year ended December 31, 2024, the majority of the Vantiva TSA services had ceased. For additional information related to the TSAs, see Note 4 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Selling, general and administrative expense

For 2025, selling, general and administrative (SG&A) expense increased by $25.4 million compared to 2024, primarily due to higher variable incentive compensation expense of $42.0 million and higher realization of cost savings in the prior year related to our transformation initiative, partially offset by lower transaction, transformation and integration costs of $33.5 million.

Research and development expense

Research and development (R&D) expense for 2025 increased by $36.0 million due to higher spending within both the RUCKUS and Aurora segments, but decreased as a percentage of sales, compared to the prior year. R&D activities generally involve ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets, Restructuring costs, net and Other

	Year Ended December 31,			%
	2025	2024	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$138.4	$165.1	$(26.7)	(16.2)%
Restructuring costs, net	19.7	36.7	(17.0)	(46.3)
Other	4.8	—	4.8	NM

NM – Not meaningful

Amortization of purchased intangible assets

The amortization of purchased intangible assets was lower in 2025 compared to the prior year because certain of our intangible assets became fully amortized.

Restructuring costs, net

The net restructuring costs recorded in 2025 were primarily related to our transformation initiative. For the year ended December 31, 2025, our net restructuring costs were $19.7 million and we paid $9.5 million to settle restructuring liabilities. We expect to make cash payments of $4.6 million in 2026 and $0.3 million during 2027 to settle our transformation restructuring actions. Additional restructuring actions related to our transformation initiative are expected to be identified, and the resulting charges and cash requirements could be material.

Other

For the year ended December 31, 2025, the change in other represents the pretax loss of $4.8 million on the sale of our OneCell business to Amphenol, which was completed in May 2025. For additional information related to the disposal of our OneCell business, see Note 4 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Other income (expense), net

	Year Ended December 31,			%
	2025	2024	Change	Change
	(dollars in millions)
Foreign currency gain (loss)	$(8.0)	$6.2	$(14.2)	(229.0)%
Other income (expense), net	(1.4)	1.7	(3.1)	(182.4)

Foreign currency gain (loss)

Foreign currency gain (loss) includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The change in foreign currency gain (loss) in 2025 compared to 2024 was primarily driven by certain unhedged currencies.

Other income (expense), net

The change in other income (expense), net in 2025 compared to 2024 was not significant.

Interest expense, Interest income and Income taxes

	Year Ended December 31,			%
	2025	2024	Change	Change
	(dollars in millions)
Interest income	$16.7	$10.9	$5.8	53.2%
Income tax benefit	269.4	66.9	202.5	302.7

Interest expense

In connection with the sale of the CCS segment that was completed subsequent to the fiscal year end on January 9, 2026, we repaid our third‑party debt at closing, and all interest expense was reported within discontinued operations. However, we expect to incur interest expense in the future.

Interest income

The change in interest income in 2025 compared to 2024 was not significant.

Income tax benefit

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and expansions to the business interest expense limitation. The effects of OBBBA are reflected in the consolidated financial statements for the year ended December 31, 2025.

For 2025, we recognized an income tax benefit of $269.4 million on pretax income of $54.9 million. For the year ended December 31, 2025, our income taxes were less than the statutory rate of 21% due to $259.8 million of tax benefit from the release of a valuation allowance as well as the tax benefit associated with federal tax credits. Offsetting these benefits for the year ended December 31, 2025, were non-deductible employee compensation expense of $25.6 million and the unfavorable impacts of U.S. anti-deferral provisions. See Note 13 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more discussion of our income taxes.

For 2024, we recognized an income tax benefit of $66.9 million on a pretax loss of $272.9 million. Our tax benefit was more than the statutory rate of 21.0% in 2024 primarily due to tax benefits related to federal tax credits. Our tax benefit was also impacted unfavorably by the U.S. anti-deferral provisions.

Segment Results

	Year Ended December 31,
	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
RUCKUS (1)	$698.9	36.2%	$546.3	39.5%	$152.6	27.9%
Aurora	1,232.7	63.8	835.8	60.5	396.9	47.5
Corporate and other (2)	—	—	0.5	—	(0.5)	(100.0)
Consolidated net sales	$1,931.6	100.0%	$1,382.6	100.0%	$549.0	39.7%

Operating income (loss) by segment:
RUCKUS (1)	$43.0	6.2%	$(44.8)	(8.2)%	$87.8	NM %
Aurora	123.7	10.0	(80.8)	(9.7)	204.5	NM
Core operating income (loss) (3)	166.7	8.6	(125.6)	(9.1)	292.3	NM
Corporate and other (2)	(119.1)	NM	(166.1)	NM	47.0	(28.3)
Consolidated operating income (loss)	$47.6	2.5%	$(291.7)	(21.1)%	$339.3	NM

Adjusted EBITDA by segment:
RUCKUS (1) (4)	$127.5	18.2%	$31.4	5.7%	$96.1	306.1%
Aurora (4)	251.9	20.4	106.0	12.7	145.9	137.6
Core adjusted EBITDA (3) (4)	379.4	19.6	137.4	9.9	242.0	176.1
Corporate and other (2)	(87.4)	NM	(112.9)	NM	25.5	(22.6)
Non-GAAP consolidated adjusted EBITDA (4)	$292.0	15.1%	$24.5	1.8%	$267.5	1,091.8%

NM – Not meaningful

(1)
Includes activity of the OneCell business for periods prior to its disposition.
(2)
The corporate and other line item above primarily reflects general corporate costs that were previously allocated to the OWN segment and DAS business unit. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to our remaining segments and partially offset by income from the Amphenol TSA. The corporate and other costs related to the CCS segment will be reallocated to our remaining segments beginning in the first quarter of 2026.
(3)
Core financial measures reflect the results of the RUCKUS and Aurora segments, in the aggregate, and exclude general corporate costs that were previously allocated to the CCS segment, OWN segment and DAS business unit, since these costs were not directly attributable to these discontinued operations.
(4)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RUCKUS

Net sales for the RUCKUS segment increased in 2025 compared to the prior year primarily due to higher sales volumes and pricing. From a regional perspective in 2025, net sales increased in the U.S. by $91.1 million, the EMEA region by $37.5 million, the APAC region by $19.3 million, Canada by $4.2 million and the CALA region by $0.5 million compared to the prior year. Foreign exchange rate changes did not have a material impact on RUCKUS segment net sales during 2025.

For 2025, RUCKUS segment operating income and adjusted EBITDA increased compared to the prior year primarily due to higher sales volumes and pricing, partially offset by higher SG&A, R&D and input costs. In 2025, RUCKUS segment operating income was unfavorably impacted by the pretax loss of $4.8 million on the sale of our OneCell business which is not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Aurora

Net sales for our Aurora segment increased in 2025 compared to the prior year primarily due to higher sales volume from an increase in demand. From a regional perspective in 2025, net sales increased in the U.S. by $367.1 million, the EMEA region by $27.8 million, the APAC region by $10.7 million and Canada by $1.3 million, but decreased in the CALA region by $10.0 million. Foreign exchange rate changes did not have a material impact on Aurora segment net sales during 2025.

For 2025, ANS segment operating income and adjusted EBITDA increased compared to the prior year primarily due to higher sales volumes, partially offset by higher SG&A, R&D and input costs and unfavorable product mix. For 2025, ANS segment operating income was favorably impacted by reductions in amortization expense of $21.7 million, restructuring costs of $21.7 million and transaction, transformation and integration costs of $13.8 million. Amortization expense, restructuring costs and transaction, transformation and integration costs and are not reflected in adjusted EBITDA. Also see “Reconciliation of Segment Adjusted EBITDA” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Liquidity and Capital Resources

The following table summarizes certain key measures of our liquidity and capital resources:

	2025	2024	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents (1)	$922.8	$663.3	$259.5	39.1%
Working capital, net of assets and liabilities held for sale (2) and excluding cash and cash equivalents	5.7	164.2	(158.5)	(96.5)
Availability under Revolving Credit Facility (3)	584.5	449.3	135.2	30.1
Long-term debt (3)	7,260.2	9,238.4	(1,978.2)	(21.4)
Total capitalization (4)	7,534.8	7,009.6	525.2	7.5
Long-term debt as a percentage of total capitalization	96.4%	131.8%
(1)
Includes cash and cash equivalents in assets held for sale of $168.4 million and $259.2 million as of December 31, 2025 and 2024, respectively.
(2)
Working capital is net of assets and liabilities held for sale and consists of current assets of $1,471.7 million less current liabilities of $711.6 million as of December 31, 2025 and current assets of $1,148.7 million less current liabilities of $580.4 million as of December 31, 2024.
(3)
In connection with the sale of the CCS segment that was completed subsequent to fiscal year end on January 9, 2026, on the closing date, we repaid in full all outstanding indebtedness using a portion of the proceeds from the transaction and terminated all outstanding commitments under each of our Revolving Credit Agreement dated as of April 4, 2019.
(4)
Total capitalization includes long-term debt, including the current portion, Convertible Preferred Stock and stockholders’ deficit.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents and cash flows provided by operations. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of equity and/or debt.

The primary uses of liquidity include working capital requirements, capital expenditures, business separation transaction costs, transformation costs, restructuring costs, litigation settlements, income tax payments and other contractual obligations. In connection with the sale of the CCS segment that was completed subsequent to fiscal year end on January 9, 2026, we repaid and issued notices of full redemption of our then-existing indebtedness and redeemed all of the outstanding shares of the Convertible Preferred Stock. Therefore, the uses of liquidity related to the indebtedness and Convertible Preferred Stock that were outstanding as of December 31, 2025, are no longer relevant.

We currently believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our presently anticipated future cash needs. However, we may be required to obtain financing in the future to address our liquidity needs, and, subject to market conditions, we may from time to time seek to amend, refinance, restructure, exchange or repurchase our outstanding indebtedness and/or raise equity or other financing. Any debt we incur in the future may have terms (including cash interest rate, financial covenants and covenants limiting our operating flexibility or ability to obtain financings) that are not favorable to us, and any such equity financing may dilute the economic and/or voting interests of our existing stockholders, may be preferred in right of payment to our outstanding common stock or confer other privileges to the holders and may contain financial or operational covenants that restrict our operating flexibility or ability to obtain additional financings. Furthermore, our failure to obtain any necessary financing, or any future amendment, refinancing, restructuring, exchange or repurchases could have a material and adverse effect on our results of operations, cash flows, financial condition and liquidity.

We may experience volatility in cash flows between periods due to, among other reasons, variability in the timing of vendor payments and customer receipts. We may, from time to time, seek to obtain alternative sources of financing, by issuing debt or equity securities or incurring other indebtedness, if market conditions are favorable, utilizing trade credit, selling assets (including businesses or business lines) or securitizing receivables to meet future cash needs or to reduce our borrowing costs. Any issuance of equity or debt may be for cash or in exchange for our outstanding securities or indebtedness, or a combination thereof.

Our senior notes and senior secured credit facilities that existed as of December 31, 2025, contained certain limitations and covenants based on financial measures similar to non-GAAP adjusted EBITDA as presented in the “Reconciliation of Non-GAAP Measures” section below, but also giving pro forma effect to certain events, including acquisitions, synergies and savings from cost reduction initiatives such as facility closures and headcount reductions. For the year ended December 31, 2025, our non-GAAP pro forma adjusted EBITDA, as measured pursuant to the indentures governing our notes, was $300.8 million, which included annualized savings expected from cost reduction initiatives of $8.8 million so that the impact of cost reduction initiatives is fully reflected in the twelve-month period used in the calculation of the ratios. We believe we were in compliance with the covenants under our then-existing note indentures and senior secured credit facilities at December 31, 2025.

Cash and cash equivalents increased by $259.5 million during 2025 as described under the Cash Flow Overview section below. As of December 31, 2025, approximately 8% of our cash and cash equivalents were held outside the U.S.

Working capital, net of assets and liabilities held for sale and excluding cash and cash equivalents, decreased during 2025 compared to the prior year primarily due to an increase in accounts payable and other accrued liabilities, as well as a reduction in inventory, partially offset by higher accounts receivable due to increased net sales in 2025. During 2025, we sold accounts receivable under customer-sponsored supplier financing agreements. This had an impact of approximately $12 million on working capital, excluding cash and cash equivalents, as of December 31, 2025. Under these agreements, we are able to sell accounts receivable to a bank, and we retain no interest in and have no servicing responsibilities for the accounts receivable sold. The net increase in total capitalization during 2025 reflected the net income for the year.

Cash Flow Overview

The cash flows related to discontinued operations have not been segregated. Accordingly, the following cash flow overview includes the results of continuing and discontinued operations.

	Year Ended December 31,		$	%
	2025	2024	Change	Change
	(dollars in millions)
Net cash generated by operating activities	$322.9	$273.1	$49.8	18.2%
Net cash generated by (used in) investing activities	1,981.6	(57.2)	2,038.8	NM
Net cash used in financing activities	(2,053.6)	(83.0)	(1,970.6)	2,374.2%

NM - Not Meaningful

Operating Activities

	Year Ended December 31,
	2025	2024
	(in millions)
Net income (loss)	$2,283.7	$(315.5)
Adjustments to reconcile net income (loss) to net cash generated by operating activities:
Depreciation and amortization	277.0	370.5
Equity-based compensation	42.7	29.1
Deferred income taxes	(1,350.4)	65.0
Asset impairments	—	19.2
(Gain) loss on disposal of discontinued operations	(869.0)	27.9
Changes in assets and liabilities:
Accounts receivable	(281.3)	(137.6)
Inventories	(92.0)	152.5
Prepaid expenses and other current assets	9.2	(55.9)
Accounts payable and other accrued liabilities	325.7	143.5
Other noncurrent assets	(49.0)	(20.6)
Other noncurrent liabilities	(37.8)	(18.1)
Other	64.1	13.1
Net cash generated by operating activities	$322.9	$273.1

During 2025, the increase in net cash generated by operating activities compared to the prior year was primarily driven by improved operating performance and lower cash interest paid, partially offset by additional investment in working capital and higher cash taxes paid in the current year compared to the prior year. For information on significant non-cash operating activities related to our discontinued operations, see Note 4 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Investing Activities

	Year Ended December 31,
	2025	2024
	(in millions)
Additions to property, plant and equipment	$(70.3)	$(25.3)
Proceeds from sale of property, plant and equipment	10.0	0.2
Net proceeds from divestitures	2,041.9	—
Acquisition of a business	—	(45.1)
Other	—	13.0
Net cash generated by (used in) investing activities	$1,981.6	$(57.2)

During 2025, the increase in net cash generated by investing activities compared to the prior year was primarily driven by net proceeds of $2,034.5 million related to the sale of the OWN segment and DAS business unit to Amphenol, net proceeds of $7.4 million related to the sale of the OneCell business and cash paid in the prior period of $45.1 million related to the Casa Transaction. These favorable impacts were partially offset by unfavorable impacts due to increased capital expenditures of $45.0 million compared to the prior year and proceeds received in the prior year of $13.0 million on the sale of certain nonfinancial assets.

Financing Activities

	Year Ended December 31,
	2025	2024
	(in millions)
Long-term debt repaid	$(2,049.0)	$(4,338.6)
Long-term debt proceeds	50.0	4,350.0
Cash paid for debt discount	—	(59.4)
Debt issuance costs	(5.7)	(33.1)
Dividends paid on Series A convertible preferred stock	(17.6)	—
Tax withholding payments for vested equity-based compensation awards	(31.3)	(1.9)
Net cash used in financing activities	$(2,053.6)	$(83.0)

In 2025, we repurchased $299.0 million in aggregate principal amount of our 4.75% senior secured notes due September 1, 2029 and repurchased in full the $1,500.0 million outstanding principal amount of our 6.00% senior secured notes due March 1, 2026. In connection with the debt transactions, we paid $5.7 million of debt issuance costs. We also borrowed $50.0 million and repaid $250.0 million of outstanding borrowings under our asset-based revolving credit facility (Revolving Credit Facility).

In 2024, we completed certain refinancing transactions including the issuance of $1,000 million in aggregate principal amount of our 9.50% senior secured notes due December 15, 2031 and entry into the senior secured term loan facility due December 2029 with an initial aggregate principal amount of $3,150.0 million. We used the net proceeds, together with cash on hand and $200.0 million of borrowings under our Revolving Credit Facility, to refinance the outstanding $3,064.0 million of our then-existing senior secured term loan facility due April 2026 (2026 Term Loan) and redeem all of the approximately $1,274.6 million in outstanding aggregate principal amount of our 6.00% senior notes due 2025. In connection with the refinancing transactions, we paid approximately $59.4 million of original issuance discount and $33.1 million of debt issuance costs. We also paid the quarterly scheduled amortization payments totaling $24.0 million on our 2026 Term Loan.

In 2025, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units (RSUs) and performance share units (PSUs), which reduced cash flows by $31.3 million compared to $1.9 million in the prior year.

In 2025, we paid $17.6 million of cash dividends and $51.3 million of dividends in additional shares due under the Convertible Preferred Stock. In 2024, we paid $65.2 million of dividends in additional shares due under the Convertible Preferred Stock.

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

Although there were no financial maintenance covenants under the terms of our senior notes that existed as of December 31, 2025, there were certain limitations based on an adjusted leverage ratio or a fixed charge coverage ratio. These ratios are based on financial measures similar to non-GAAP adjusted EBITDA as presented in this section, but also give pro forma effect to certain events, including acquisitions and savings from cost reduction initiatives such as facility closures and headcount reductions.

Consolidated

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Income (loss) from continuing operations	$324.3	$(206.0)	$(652.8)
Income tax expense (benefit)	(269.4)	(66.9)	79.8
Interest income	(16.7)	(10.9)	(11.1)
Other (income) expense, net	9.4	(7.9)	(75.5)
Operating income (loss)	47.6	(291.7)	$(659.6)
Adjustments:
Amortization of purchased intangible assets	138.4	165.1	227.0
Restructuring costs, net	19.7	36.7	29.4
Equity-based compensation	30.4	19.5	31.3
Asset impairments	—	—	472.3
Transaction, transformation and integration costs (1)	29.9	63.4	27.1
Acquisition accounting adjustments (2)	—	—	1.3
Patent claims and litigation settlements	—	—	(3.5)
Recovery of Russian accounts receivable	—	—	(2.0)
Cyber incident costs (3)	—	—	5.5
Depreciation	21.2	31.5	46.4
Other (4)	4.8	—	—
Non-GAAP adjusted EBITDA	$292.0	$24.5	$175.2
(1)
In 2025, 2024 and 2023, primarily reflects transaction costs related to our transformation initiative that began in 2021.
(2)
In 2023, reflects ARRIS International plc acquisition accounting adjustments related to reducing deferred revenue to its estimated fair value.
(3)
In 2023, primarily reflects costs of the identification, investigation, defense, recovery and litigation efforts related to a cyber incident that occurred in late March of 2023.
(4)
In 2025, reflects a pretax loss of $4.8 million related to the sale of our OneCell business.

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

The corporate and other line item as presented in Note 17 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report, primarily reflects general corporate costs that were previously allocated to the CCS segment, OWN segment, DAS business unit and Home segment. These indirect costs are classified as continuing operations since these costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to the Home segment have been reallocated to our remaining segments and partially offset by income from the Vantiva TSA; those costs related to the OWN segment and DAS business unit have been reallocated to our remaining segments beginning in the first quarter of 2025 and partially offset by income from the Amphenol TSA; and those costs related to the CCS segment will be reallocated to our remaining segments beginning in the first quarter of 2026.

RUCKUS (1)

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating income (loss)	$43.0	$(44.8)	$58.7
Adjustments:
Amortization of purchased intangible assets	50.7	50.7	50.7
Restructuring costs, net	4.7	2.3	7.7
Equity-based compensation	8.8	6.7	9.1
Transaction, transformation and integration costs	11.6	10.1	6.9
Acquisition accounting adjustments	—	—	1.2
Patent claims and litigation settlements	—	—	(3.5)
Cyber incident costs	—	—	0.7
Depreciation	4.0	6.5	9.5
Other	4.8	—	—
Adjusted EBITDA	$127.5	$31.4	$140.8
(1)
Includes activity of the OneCell business for periods prior to its disposition.

Aurora

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating income (loss)	$123.7	$(80.8)	$(477.1)
Adjustments:
Amortization of purchased intangible assets	89.1	110.8	173.9
Restructuring costs (credits), net	11.0	32.7	(6.0)
Equity-based compensation	10.1	7.2	11.5
Asset impairments	—	—	472.3
Transaction, transformation and integration costs	3.7	17.5	17.3
Acquisition accounting adjustments	—	—	0.2
Cyber incident costs	—	—	1.0
Depreciation	14.3	18.5	23.4
Adjusted EBITDA	$251.9	$106.0	$216.7

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

We may first elect to perform a qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment considers, among other factors, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or strategy, and other entity‑specific events. If, based on the qualitative assessment, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect to bypass the qualitative assessment, we perform a quantitative impairment test. The quantitative test compares the estimated fair value of our reporting units with the carrying amount, including goodwill. We recognize an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value.

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

2025 Annual Goodwill Analysis

Annual Test

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. The annual test of goodwill impairment was performed for each of the reporting units with goodwill balances as of October 1, 2025. For reporting units within the CCS segment, management elected to perform a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting units was less than their carrying amounts. Based on this qualitative assessment, we concluded that no goodwill impairment existed for these reporting units and that a quantitative impairment test was not required. For our remaining reporting units, we determined the fair value of each reporting unit using the DCF model and a guideline public company approach, with 75% of the value determined using the DCF model and 25% of the value determined using the market approach. The discount rates used in our annual test for the year ended December 31, 2025 were 13.0% and 13.5% for Aurora and RUCKUS, respectively. We determined that the fair value of the reporting units exceeded the carrying value and that no impairment existed.

Considering the low headroom going forward for the Aurora reporting unit, there is a risk for future impairment in the event of further declines in general economic, market or business conditions or any significant unfavorable change in the forecasted cash flows, weighted average cost of capital or growth rates. If current and long-term projections for the Aurora reporting unit is not realized or decrease materially, we may be required to recognize additional goodwill impairment charges, and these charges could be material to our results of operations.

The following table provides summary information regarding our reporting units with goodwill balances as of December 31, 2025 that have the lowest level of headroom. The table presents key assumptions used in our annual goodwill analysis, along with sensitivity analysis showing the effect of a change in certain key assumptions, assuming all other assumptions remain constant, to the resulting fair value using an income approach.

	Key Assumptions		Goodwill		Excess of Fair Value to Carrying Value
	(dollars in millions)
Reporting Unit	Discount Rate	Terminal Growth Rate	Balance as of December 31, 2025	% of Total Assets	Result of Interim Goodwill Test as of October 1, 2025	Decrease of 10% in Cash Flows	Decrease of 0.5% in Long-term Growth Rate	Increase of 0.5% in Discount Rate
Aurora	13.0%	1.0%	$268.7	3.0%	$134.4	$9.0	$111.3	$78.5

Definite-Lived Intangible Assets and Other Long-Lived Assets

Management reviews definite-lived intangible assets and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. This analysis differs from our goodwill impairment analysis in that an intangible or other long-lived asset impairment is only deemed to have occurred if the sum of the forecasted undiscounted future net cash flows related to the assets being evaluated is less than the carrying value of the assets. If the forecasted net cash flows are less than the carrying value, then the asset is written down to its estimated fair value. Other than certain assets impaired as a result of restructuring actions, we did not identify any impairments of definite-lived intangible assets or other long-lived assets in 2025. Changes in the estimates of forecasted net cash flows or changes in classification from held for use may result in future asset impairments that could be material to our results of operations.

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

Product sales to end-customers or distributors represent over 90% of our revenue and are generally recognized at the point-in-time when products have been shipped, right to payment has been obtained and risk of loss has been transferred. Certain of our product performance obligations include proprietary operating system software, which typically is not considered separately identifiable. Therefore, sales of these products and the related software are considered one performance obligation.

License contracts include revenue recognized for the licensing of intellectual property, including software, sold separately without products. Functional intellectual property licenses do not meet the criteria for revenue to be recognized over time, and revenue is most commonly recognized upon delivery of the license/software to the customer.

We have service arrangements where net sales are recognized over time. These arrangements include a variety of post-contract support service offerings, which are generally recognized over time as the services are provided, including the following: maintenance and support services provided under annual service-level agreements; “Day 2” professional services to help customers maximize their utilization of deployed systems; and installation services related to the routine installation of equipment ordered by the customer at the customer’s site.

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

A contract liability for deferred revenue is recorded when consideration is received or is unconditionally due from a customer prior to transferring control of goods or services to the customer under the terms of a contract. Deferred revenue balances typically result from advance payments received from customers from billings in excess of revenue recognized on services arrangements.

Unbilled receivables represent amounts earned for which we have an unconditional right to payment but have not yet invoiced the customer. When our right to consideration is conditional on future performance or other factors beyond the passage of time, these amounts are classified as contract assets and presented separately from trade accounts receivable in other receivables in the consolidated balance sheet and are converted to accounts receivable once our right to the consideration becomes unconditional, which varies by contract but is generally based on achieving certain acceptance milestones.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to foreign currency exchange rates and commodity prices. We may utilize derivative financial instruments, among other methods, to hedge some of these exposures. We do not use derivative financial instruments for speculative or trading purposes.

In connection with the sale of the CCS segment that was completed subsequent to fiscal year end on January 9, 2026, we repaid and issued notices of full redemption of all of our then-existing indebtedness, and we are no longer exposed to market risks related to changes in interest rates. For further discussion of the sale of the CCS segment, see Note 19 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Foreign Currency Risk

Approximately 28.5% and 33.3% of net sales for 2025 and 2024, respectively, were to customers located outside the U.S. Significant changes in foreign currency exchange rates could adversely affect our international sales levels and the related collection of amounts due. In addition, a significant decline in the value of currencies used in certain regions of the world as compared to the U.S. dollar could adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. Conversely, significant increases in the value of foreign currencies as compared to the U.S. dollar could adversely affect profitability as certain product costs increase relative to a U.S. dollar-denominated sales price. The foreign currencies to which we have the greatest exposure include the Chinese yuan, euro, British pound sterling, Mexican peso, Japanese yen, Canadian dollar, Australian dollar, Brazilian real, South African rand, Indian rupee and Czech koruna. Local manufacturing provides a partial natural hedge and we continue to evaluate additional alternatives to help us reasonably manage the market risk related to foreign currency exposures.

Commodity Price Risk

Materials account for a large portion of our cost of sales. These materials, such as aluminum, copper, steel, optical fiber, capacitors, memory devices and silicon chips, are subject to changes in market price as they are influenced by commodity markets and supply and demand levels, among other factors. Management attempts to mitigate these risks through effective requirements planning and by working closely with key suppliers to obtain the best possible pricing and delivery terms. We may also enter into agreements with certain suppliers to guarantee our access to certain key components.

As of December 31, 2025, we had no forward purchase commitments outstanding under take-or-pay contracts. We continuously evaluate the amount and type of derivative instruments utilized to manage commodity price risk.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vistance Networks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vistance Networks, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter

As more fully described in Note 5 to the consolidated financial statements, at December 31, 2025, the Company’s goodwill was $764.6 million, of which $268.7 million related to the Aurora reporting unit. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date.

Goodwill is tested for impairment at least annually at the reporting unit level. The Company performed its annual goodwill impairment test in the fourth quarter of 2025. As a result of the annual goodwill impairment test, no impairment charge was measured, as the estimated fair value of the Aurora reporting unit was greater than the carrying value.

Auditing management’s goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the Aurora reporting unit. In particular, the fair value estimate was sensitive to changes in significant assumptions, such as the estimated discount rate, projected revenue growth rate and projected EBITDA margin percentage, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We evaluated the Company’s assessment of the impairment of goodwill for the Aurora reporting unit. We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the annual goodwill impairment test for this reporting unit, including controls over management’s development and review of the significant assumptions discussed above.

To test the estimated fair value of the Aurora reporting unit, we performed audit procedures with the assistance of our valuation specialists that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We evaluated the Company’s estimated discount rate methodology and developed independent ranges of reasonable discount rates. We compared the significant assumptions of projected revenue growth rates and projected EBITDA margin percentages used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix and other relevant factors. We also evaluated the reasonableness of the guideline public companies used to develop the fair value estimate of the Aurora reporting unit. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also evaluated the related goodwill disclosures included in Note 5 to the consolidated financial statements.

Incomes Taxes - Valuation Allowance
Description of the Matter

As more fully described in Note 13 to the consolidated financial statements, at December 31, 2025, the Company recognized deferred tax assets related to deductible temporary differences and carryforwards of $1,880.0 million, net of valuation allowances of $97.0 million. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management’s assessment of the realizability of deferred tax assets was complex and judgmental due to the estimation required in determining whether sufficient projected future taxable income supports the realization of the Company’s existing deferred tax assets.

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

To test the realizability of deferred tax assets, we performed audit procedures that included, among others, evaluating whether the amount and sources of management’s projected future taxable income would be sufficient to utilize the deferred tax assets under the relevant tax laws. We evaluated the assumptions used by the Company to develop the projected future taxable income and tested the completeness and accuracy of the underlying data. We also evaluated the related income tax disclosures included in Note 13 to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Charlotte, North Carolina

February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vistance Networks, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Vistance Networks, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vistance Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 25, 2026

Vistance Networks, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$1,931.6	$1,382.6	$1,863.8
Cost of sales	975.7	777.5	963.5
Gross profit	955.9	605.1	900.3
Transition service agreement income	35.5	24.5	—
Operating expenses:
Selling, general and administrative	497.4	472.0	512.4
Research and development	283.5	247.5	318.8
Amortization of purchased intangible assets	138.4	165.1	227.0
Restructuring costs, net	19.7	36.7	29.4
Asset impairments	—	—	472.3
Other	4.8	—	—
Total operating expenses	943.8	921.3	1,559.9
Operating income (loss)	47.6	(291.7)	(659.6)
Other income (expense), net	(9.4)	7.9	75.5
Interest income	16.7	10.9	11.1
Income (loss) from continuing operations before income taxes	54.9	(272.9)	(573.0)
Income tax (expense) benefit	269.4	66.9	(79.8)
Income (loss) from continuing operations	324.3	(206.0)	(652.8)
Income (loss) from discontinued operations, net of income tax (expense) benefit of $865.1, $(213.6) and $99.6, respectively	1,959.4	(109.5)	(854.0)
Net income (loss)	2,283.7	(315.5)	(1,506.8)
Series A convertible preferred stock dividends	(68.9)	(65.2)	(61.8)
Net income (loss) attributable to common stockholders	$2,214.8	$(380.7)	$(1,568.6)

Basic:
Earnings (loss) from continuing operations per share	$1.16	$(1.27)	$(3.39)
Earnings (loss) from discontinued operations per share	8.93	(0.51)	(4.05)
Earnings (loss) per share	$10.09	$(1.78)	$(7.44)

Diluted:
Earnings (loss) from continuing operations per share	$1.11	$(1.27)	$(3.39)
Earnings (loss) from discontinued operations per share	8.52	(0.51)	(4.05)
Earnings (loss) per share	$9.63	$(1.78)	$(7.44)

Weighted average shares outstanding:
Basic	219.5	214.4	210.9
Diluted	230.0	214.4	210.9

See notes to consolidated financial statements.

Vistance Networks, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2025	2024	2023
Comprehensive income (loss):
Net income (loss)	$2,283.7	$(315.5)	$(1,506.8)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	227.2	(76.4)	37.9
Defined benefit plans:
Change in unrecognized loss	(0.5)	(0.4)	(0.5)
Change in unrecognized net prior service credit	(2.7)	(0.2)	0.4
Gain (loss) on hedging instruments	1.8	(0.8)	(8.2)
Total other comprehensive income (loss), net of tax	225.8	(77.8)	29.6
Total comprehensive income (loss)	$2,509.5	$(393.3)	$(1,477.2)

See notes to consolidated financial statements.

Vistance Networks, Inc.
Consolidated Balance Sheets
(In millions, except share amounts)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$754.4	$404.1
Accounts receivable, net of allowance for doubtful accounts of $1.6 and $1.6, respectively	350.4	252.2
Inventories, net	310.4	403.0
Prepaid expenses and other current assets	56.5	89.4
Current assets held for sale	4,324.5	2,335.8
Total current assets	5,796.2	3,484.5
Property, plant and equipment, net of accumulated depreciation of $174.5 and $255.8, respectively	58.6	82.2
Goodwill	764.6	759.6
Other intangible assets, net	839.1	979.3
Deferred income taxes	1,765.9	431.5
Other noncurrent assets	146.6	150.1
Noncurrent assets held for sale	—	2,860.3
Total assets	$9,371.0	$8,747.5
Liabilities and Stockholders' Deficit
Accounts payable	$213.3	$123.4
Accrued and other liabilities	498.3	457.0
Current liabilities held for sale	783.9	649.3
Total current liabilities	1,495.5	1,229.7
Long-term debt	7,260.2	9,238.4
Deferred income taxes	67.2	90.9
Other noncurrent liabilities	273.5	321.1
Noncurrent liabilities held for sale	—	96.2
Total liabilities	9,096.4	10,976.3
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	1,278.7	1,227.3
Stockholders' deficit:
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: 1,278,653 and 1,227,328, respectively, Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 223,260,316 and 215,887,001, respectively	2.4	2.3
Additional paid-in capital	2,487.9	2,514.2
Accumulated deficit	(3,040.8)	(5,324.5)
Accumulated other comprehensive loss	(118.7)	(344.5)
Treasury stock, at cost: 18,665,426 shares and 15,647,303 shares, respectively	(334.9)	(303.6)
Total stockholders' deficit	(1,004.1)	(3,456.1)
Total liabilities and stockholders' deficit	$9,371.0	$8,747.5

See notes to consolidated financial statements.

Vistance Networks, Inc.
Consolidated Statements of Cash Flows (1)
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net income (loss)	$2,283.7	$(315.5)	$(1,506.8)
Adjustments to reconcile net income (loss) to net cash generated by operating activities:
Depreciation and amortization	277.0	370.5	561.2
Equity-based compensation	42.7	29.1	47.3
Deferred income taxes	(1,350.4)	65.0	(180.5)
Asset impairments	—	19.2	1,244.0
(Gain) loss on disposal of discontinued operations	(869.0)	27.9	—
Changes in assets and liabilities:
Accounts receivable	(281.3)	(137.6)	471.9
Inventories	(92.0)	152.5	391.3
Prepaid expenses and other current assets	9.2	(55.9)	45.1
Accounts payable and other accrued liabilities	325.7	143.5	(720.2)
Other noncurrent assets	(49.0)	(20.6)	(27.4)
Other noncurrent liabilities	(37.8)	(18.1)	75.5
Other	64.1	13.1	(104.1)
Net cash generated by operating activities	322.9	273.1	297.3
Investing Activities:
Additions to property, plant and equipment	(70.3)	(25.3)	(60.7)
Proceeds from sale of property, plant and equipment	10.0	0.2	71.2
Net proceeds from divestitures	2,041.9	—	—
Acquisition of a business	—	(45.1)	—
Other	—	13.0	20.4
Net cash generated by (used in) investing activities	1,981.6	(57.2)	30.9
Financing Activities:
Long-term debt repaid	(2,049.0)	(4,338.6)	(32.0)
Long-term debt repurchases	—	—	(142.6)
Long-term debt proceeds	50.0	4,350.0	—
Cash paid for debt discount	—	(59.4)	—
Debt issuance costs	(5.7)	(33.1)	—
Dividends paid on Series A convertible preferred stock	(17.6)	—	—
Tax withholding payments for vested equity-based compensation awards	(31.3)	(1.9)	(9.1)
Other	—	—	2.0
Net cash used in financing activities	(2,053.6)	(83.0)	(181.7)
Effect of exchange rate changes on cash and cash equivalents	8.6	(13.4)	(0.8)
Change in cash and cash equivalents	259.5	119.5	145.7
Cash and cash equivalents at beginning of period	663.3	543.8	398.1
Cash and cash equivalents at end of period	$922.8	$663.3	$543.8

(1) The cash flows related to discontinued operations have not been segregated. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

See notes to consolidated financial statements.

Vistance Networks, Inc.
Consolidated Statements of Stockholders' Deficit
(In millions, except share amounts)

	Year Ended December 31,
	2025	2024	2023
Number of common shares outstanding:
Balance at beginning of period	215,887,001	212,108,634	208,371,426
Issuance of shares under equity-based compensation plans	10,391,438	5,001,544	5,434,639
Shares surrendered under equity-based compensation plans	(3,018,123)	(1,223,177)	(1,697,431)
Balance at end of period	223,260,316	215,887,001	212,108,634
Common stock:
Balance at beginning of period	$2.3	$2.3	$2.2
Issuance of shares under equity-based compensation plans	0.1	—	0.1
Balance at end of period	$2.4	$2.3	$2.3
Additional paid-in capital:
Balance at beginning of period	$2,514.2	$2,550.4	$2,542.9
Issuance of shares under equity-based compensation plans	(0.1)	(0.1)	—
Equity-based compensation	42.7	29.1	47.3
Dividends on Series A convertible preferred stock	(68.9)	(65.2)	(61.8)
Other	—	—	22.0
Balance at end of period	$2,487.9	$2,514.2	$2,550.4
Accumulated deficit:
Balance at beginning of period	$(5,324.5)	$(5,009.0)	$(3,502.2)
Net income (loss)	2,283.7	(315.5)	(1,506.8)
Balance at end of period	$(3,040.8)	$(5,324.5)	$(5,009.0)
Accumulated other comprehensive loss:
Balance at beginning of period	$(344.5)	$(266.7)	$(296.3)
Other comprehensive income (loss), net of tax	225.8	(77.8)	29.6
Balance at end of period	$(118.7)	$(344.5)	$(266.7)
Treasury stock, at cost:
Balance at beginning of period	$(303.6)	$(301.7)	$(292.6)
Net shares surrendered under equity-based compensation plans	(31.3)	(1.9)	(9.1)
Balance at end of period	$(334.9)	$(303.6)	$(301.7)
Total stockholders' deficit	$(1,004.1)	$(3,456.1)	$(3,024.7)

See notes to consolidated financial statements.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements

(In millions, unless otherwise noted)

1. BACKGROUND AND DESCRIPTION OF THE BUSINESS

Effective January 14, 2026, the Company changed its legal name from CommScope Holding Company, Inc. to Vistance Networks, Inc. Vistance Networks, Inc., along with its direct and indirect subsidiaries (the Company), is a global provider of infrastructure solutions for communication, data center and entertainment networks. The Company’s solutions for wired and wireless networks enable service providers including cable, telephone and digital broadcast satellite operators and media programmers, to deliver media, voice, Internet Protocol (IP) data services and Wi-Fi to their subscribers and allow enterprises to experience constant wireless and wired connectivity across complex and varied networking environments. The Company’s solutions are complemented by services including technical support, systems design and integration. The Company is a leader in digital video and IP television (IPTV) distribution systems, broadband access infrastructure platforms and equipment that delivers data and voice networks to homes. The Company’s global leadership position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions, and global manufacturing and distribution scale.

During the years ended December 31, 2023, 2024 and 2025, the Company executed several strategic transactions that are further described in Note 3 and Note 4 of these consolidated financial statements. These transactions included the acquisition of certain assets of Casa Systems, Inc. (Casa), as well as multiple divestitures, including the Home business, the Outdoor Wireless Networks (OWN) segment, the Distributed Antenna Systems (DAS) business unit, the OneCell business, and the Connectivity and Cable Solutions (CCS) segment. Several of these divestitures met the criteria for discontinued operations under Accounting Standard Codification (ASC) 205‑20, Presentation of Financial Statements—Discontinued Operations and "held for sale" classification under ASC 360-10, Impairment and Disposal of Long Lived Assets. Detailed financial information, gain or loss recognition, held for sale measurements, and the related balance sheet, statement of operations, and statement of cash flow impacts are included within those notes.

Segment Renaming

Effective April 1, 2025, following the divestiture of the DAS business unit, the Company renamed its Networking, Intelligent Cellular & Security Solutions (NICS) segment to RUCKUS. The name change did not impact the Company’s operating or reportable segment structure, chief operating decision maker (CODM) reporting or historical segment results. Historical activities occurring prior to the effective date are referenced under the former NICS name.

In connection with the divestiture of the CCS segment, and effective upon the closing of that transaction on January 9, 2026, the Company renamed its Access Network Solutions (ANS) segment to Aurora Networks (Aurora). The name change did not impact the Company’s operating or reportable segment structure, CODM reporting or historical segment results. Historical activities occurring prior to the effective date are referenced under the former ANS name.

Operating Segment Realignments

To better align product oversight with how the business is managed:

•
Effective January 1, 2025, a product line was transferred from the RUCKUS (formerly NICS) segment to the Aurora (formerly ANS) segment.
•
Effective January 1, 2024, certain product lines were transferred from the CCS segment (which became a discontinued operation in the fourth quarter of 2025) to the Aurora (formerly ANS) segment.

All prior periods presented have been recast to reflect these organizational changes.

The discussions in these consolidated financial statements relate solely to the Company's continuing operations, unless otherwise noted. As a result, the Company is reporting financial performance based on the following remaining reportable segments: RUCKUS and Aurora. For further discussion of the discontinued operations related to the CCS segment, OWN segment, DAS business unit and Home business, see Note 4 in these consolidated financial statements.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include Vistance Networks, Inc., along with its direct and indirect subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

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

The Company sells certain of its accounts receivable under customer-sponsored supplier financing agreements. Under these agreements, the Company is able to sell certain accounts receivable to a bank at a discount. The Company sold approximately $93 million and $90 million of trade accounts receivable under these programs during the years ended December 31, 2025 and 2024, respectively, and the cost of factoring such receivables was not material. The Company derecognizes the accounts receivable on the Consolidated Balance Sheets once sold to the bank, as it retains no interest in and has no servicing responsibilities for them once they have been sold. The cash received from the bank is classified within the operating activities section on the Consolidated Statements of Cash Flows.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (FIFO) basis. Costs such as idle facility expense, excessive scrap and re-handling costs are expensed as incurred. The Company maintains reserves to reduce the value of inventory to the lower of cost or net realizable value, including reserves for excess and obsolete inventory.

Assets Held for Sale and Discontinued Operations

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the business is sold, in accordance with the criteria of ASC Topic 205-20, Presentation of Financial Statements—Discontinued Operations (ASC 205-20), and classified as “held for sale”, in accordance with ASC Topic 360-10, Impairment and Disposal of Long Lived Assets (ASC 360-10). For assets (disposal group) held for sale, the disposal group as a whole is measured at the lower of its carrying amount or fair value less cost to sell after adjusting the individual assets of the disposal group, if necessary. The results of discontinued operations are reported in income (loss) from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Operations for the current and prior periods and include any gain or loss recognized on classification as held for sale, or adjustment of the carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale that qualifies as a discontinued operation are segregated in the current and prior periods on the Consolidated Balance Sheets. If a business is classified as held for sale after the balance sheet date but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.

Derivative Instruments and Hedging Activities

The Company is exposed to risks resulting from adverse fluctuations in commodity prices and foreign currency exchange rates and, historically, interest rates. The Company’s risk management strategy includes the use of derivative financial instruments whenever management determines their use to be reasonable and practical. This strategy does not permit the use of derivative financial instruments for trading or speculation.

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

The Company has also utilized a hedging strategy to mitigate the interest rate risk from its variable rate debt, associated with its borrowings or debt issued, to fix a portion of the future interest cash flows by designating qualifying receive-variable and pay-fixed interest rate swaps as a cash flow hedge for accounting and financial reporting purposes. Hedge effectiveness was assessed each quarter, and for hedges that meet the effectiveness requirements, changes in fair value were recorded as a component of other comprehensive income (loss), net of tax, and reclassified to interest expense as interest payments were made on the Company’s variable rate debt. For cash flow hedges that are discontinued because the forecasted transaction is no longer probable, the related cumulative gain or loss recorded in accumulated other comprehensive income (loss) is immediately reclassified into earnings. As a result of the sale of the CCS segment that was completed subsequent to fiscal year end on January 9, 2026, the Company repaid, on the closing date of the sale, all outstanding variable rate debt. See Note 19 in these consolidated financial statements for further discussion of the sale of the CCS segment. The Company determined in the fourth quarter of 2025 that the forecasted interest cash flows were no longer probable of occurring. Accordingly, the Company discontinued cash flow hedge accounting for its interest rate swaps during the fourth quarter of 2025 and reclassified the net losses previously recorded in accumulated other comprehensive loss (AOCL), to interest expense, included in income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations. After discontinuation, all subsequent changes in the fair value of the interest rate swaps will be recognized directly in earnings.

The Company has elected and documented the use of the normal purchases and sales exception for normal purchase and sales contracts that meet the definition of a derivative financial instrument.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Leases

The Company determines if a contract is a lease or contains a lease at inception. Right of use assets related to operating type leases are reported in other noncurrent assets and the present value of remaining lease obligations is reported in accrued and other liabilities and other noncurrent liabilities on the Consolidated Balance Sheets. For the periods presented, the Company does not have any financing type leases.

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

Goodwill and Definite-Lived Intangible Assets

The Company recognizes goodwill balances in conjunction with business combinations. Goodwill is assigned to reporting units based on the difference between the purchase price as allocated to the reporting units and the estimated fair value of the identified net assets acquired as allocated to the reporting units.

The Company recognizes definite-lived intangible assets in connection with business combinations and separate asset purchases. In a business combination, intangibles assets are recorded at their respective fair values. For separate asset purchases, intangible assets are capitalized at cost. Subsequent to their acquisition, definite-lived intangible assets are carried at fair values or cost less accumulated amortization and any impairment charges. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets, which approximates the pattern that the economic benefits are realized by the Company.

Asset Impairments

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. Property, plant and equipment, definite-lived intangible assets and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. See Note 5 for discussion of asset impairment charges.

Vistance Networks, Inc.

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

A contract liability for deferred revenue is recorded when consideration is received or is unconditionally due from a customer prior to transferring control of goods or services to the customer under the terms of a contract. Deferred revenue balances typically result from advance payments received from customers from billings in excess of revenue recognized on services arrangements.

Unbilled receivables represent amounts earned for which the Company has an unconditional right to payment but has not yet invoiced the customer. When the Company’s right to consideration is conditional on future performance or other factors beyond the passage of time, these amounts are classified as contract assets and presented separately from trade accounts receivable in other receivables in the consolidated balance sheet and are converted to accounts receivable once the Company's right to the consideration becomes unconditional, which varies by contract but is generally based on achieving certain acceptance milestones.

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

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Tax Collected from Customers

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, which are collected by the Company from customers, are excluded from net sales.

Advertising Costs

Advertising costs are expensed in the period in which they are incurred and are reflected in selling, general and administrative expense on the Consolidated Statements of Operations. Advertising expense was $13.7 million, $11.0 million and $10.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Foreign Currency Translation

For the years ended December 31, 2025, 2024 and 2023, approximately 28.5%, 33.3% and 31.0%, respectively, of the Company’s net sales were to customers located outside the U.S. A portion of these sales was denominated in currencies other than the U.S. dollar, particularly sales from the Company’s foreign subsidiaries. The financial position and results of operations of certain of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries have been translated at the exchange rates as of the balance sheet date. Translation gains and losses are recorded in accumulated other comprehensive loss. Upon sale or liquidation of an investment in a foreign subsidiary, the amount of net translation gains or losses that have been accumulated in other comprehensive loss attributable to that investment are reported as a gain or loss in earnings in the period in which the sale or liquidation occurs.

Aggregate foreign currency gains and losses, such as those resulting from the settlement of receivables or payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency, are recorded currently in earnings (included in other income (expense), net) and resulted in gains (losses) of $(8.0) million, $6.2 million and $1.6 million during the years ended December 31, 2025, 2024 and 2023, respectively. Foreign currency remeasurement gains and losses related to certain long-term intercompany loans that are not expected to be settled in the foreseeable future are recorded in accumulated other comprehensive loss.

Equity-Based Compensation

The principal awards issued under the Company's equity-based compensation plans, which are described in Note 15 included in these consolidated financial statements, include restricted stock units (“RSUs”), stock options, and performance‑based awards, issued to employees and non‑employee directors under its equity incentive plans. The Company measures stock‑based compensation cost at the grant date fair value of the award.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Compensation expense for awards with service‑based vesting conditions is recognized on a straight‑line basis over the requisite service period. For performance‑based awards with non‑market performance conditions, compensation expense is recognized based on the Company’s assessment of the probability of achieving the specified performance conditions and is adjusted as necessary to reflect changes in that assessment. For performance‑based awards that include market performance conditions, compensation expense is recognized regardless of whether the market condition is satisfied, provided the requisite service is rendered. Stock‑based compensation expense is recorded on the Consolidated Statements of Operations based on the functional classification of the related employees.

The Company records deferred tax assets related to compensation expense for awards that are expected to result in future tax deductions for the Company, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it expects to receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and actual tax deductions reported on the Company’s income tax return are recorded on the Consolidated Statements of Operations within income tax expense benefit.

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

For the years ended December 31, 2025, 2024 and 2023, 6.5 million, 18.3 million and 17.9 million shares, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS, because the effect was antidilutive or the performance conditions were not met. Of those amounts, for the years ended December 31, 2024 and 2023, 5.3 million and 1.5 million shares, respectively, would have been considered dilutive if the Company had not been in a net loss from continuing operations position.

For the years ended December 31, 2025, 2024 and 2023, 45.6 million, 43.1 million and 40.8 million, respectively, of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were anti-dilutive; however, for the years ended December 31, 2024 and 2023, they may have been considered dilutive if the Company had not been in a loss from continuing operations position.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The following table presents the basis for the EPS computations (in millions, except per share data):

	Year ended December 31,
	2025	2024	2023
Numerator:
Income (loss) from continuing operations	$324.3	$(206.0)	$(652.8)
Income (loss) from discontinued operations, net of tax	1,959.4	(109.5)	(854.0)
Net income (loss)	$2,283.7	$(315.5)	$(1,506.8)
Dividends on Series A convertible preferred stock	(68.9)	(65.2)	(61.8)
Net income (loss) attributable to common stockholders	$2,214.8	$(380.7)	$(1,568.6)

Denominator:
Weighted average common shares outstanding – basic	219.5	214.4	210.9
Dilutive effect of equity-based awards	10.5	—	—
Dilutive effect of as-if converted Series A convertible preferred stock	—	—	—
Weighted average common shares outstanding – diluted	230.0	214.4	210.9

Basic:
Earnings (loss) from continuing operations per share	$1.16	$(1.27)	$(3.39)
Earnings (loss) from discontinued operations per share	8.93	(0.51)	(4.05)
Earnings (loss) per share	$10.09	$(1.78)	$(7.44)

Diluted:
Earnings (loss) from continuing operations per share	$1.11	$(1.27)	$(3.39)
Earnings (loss) from discontinued operations per share	8.52	(0.51)	(4.05)
Earnings (loss) per share	$9.63	$(1.78)	$(7.44)

Concentrations of Risk

Non-derivative financial instruments used by the Company in the normal course of business include letters of credit and commitments to extend credit, primarily accounts receivable. The Company generally does not require collateral on its accounts receivable. These financial instruments involve risk, including the credit risk of nonperformance by the counterparties to those instruments, and the actual loss may exceed the reserves provided in the Company’s Consolidated Balance Sheets. For further discussion of customer-related concentrations of risk, see Note 17 included in these consolidated financial statements.

The Company manages its exposures to credit risk associated with accounts receivable using tools such as credit approvals, credit limits and monitoring procedures. The Company estimates the allowance for doubtful accounts based on the actual payment history and individual circumstances of significant customers as well as the age of receivables. In management’s opinion, as of December 31, 2025, the Company did not have significant unreserved risk of credit loss due to the non-performance of customers or other counterparties related to amounts receivable. However, an adverse change in financial condition of a significant customer or group of customers or in the telecommunications industry could materially affect the Company’s estimates related to doubtful accounts.

The principal raw materials and components purchased by the Company (aluminum, copper, steel, optical fiber, capacitors, memory devices and silicon chips) are subject to changes in market price as these materials are linked to various commodity markets. The Company attempts to mitigate these risks through effective requirements planning and by working closely with its key suppliers to obtain the best possible pricing and delivery terms.

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

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Recent Accounting Pronouncements

Adopted in 2025

On January 1, 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance improves income tax disclosures by requiring additional information related to the rate reconciliation and income taxes paid, including 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) disaggregation of income taxes paid by jurisdiction. The guidance is effective for the Company on a prospective or retroactive basis, beginning January 1, 2025 for the annual period. As a result, the Company has enhanced its income tax disclosures to align with the new guidance on a prospective basis. As the adoption of this ASU relates to disclosures only, there was no impact to the Company’s results of operations and financial condition.

Issued but Not Adopted

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The new guidance addresses various technical corrections, clarifications, and minor improvements to the ASC. The ASU addresses 33 issues, primarily clarifying existing guidance, correcting errors, or making minor improvements to enhance the understandability and application of the ASC. The amendments are varied in nature and may impact the application of guidance in areas where the original guidance was unclear. The guidance is effective for the Company beginning January 1, 2027 for the interim and annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The new guidance aims to enhance the clarity and navigability of guidance related to interim disclosures. This guidance clarifies when the guidance in ASC Topic 270 is applicable and specifies the disclosures required during interim reporting periods. The amendments clarify that ASC Topic 270 applies to all entities that provide interim financial statements and notes in accordance with generally accepted accounting principles (GAAP). The ASU provides a comprehensive list of interim disclosures required by GAAP, which is intended to improve efficiency in using the ASC. This list clarifies existing requirements and does not aim to expand or reduce current interim disclosure obligations. The guidance is effective for the Company beginning January 1, 2028 for the interim and annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The new guidance establishes authoritative guidance for business entities on the recognition, measurement, and presentation of government grants defined as a transfer of a monetary asset or tangible non-monetary asset, other than an exchange transaction, from a government to a business entity. The guidance is effective for the Company beginning January 1, 2029 for the interim and annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The new guidance clarify certain aspects of hedge accounting guidance and address incremental hedge accounting issues arising from the global reference rate reform initiative. The ASU aims to align hedge accounting more closely with the economics of an entity’s risk management activities, enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. The guidance is effective for the Company beginning January 1, 2027 for the interim and annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The new guidance refines the scope of Topic 815 by providing clarification regarding the contracts subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The guidance is effective for the Company on a prospective or modified retrospective basis, beginning January 1, 2027 for the interim and annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The new guidance improves disclosures for expenses of public entities and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Coupled with recent standards that enhanced the disaggregation of revenue and income tax information, the disaggregated expense information required by these amendments will enable investors to better understand the major components of an entity’s income statement. The guidance is effective for the Company on a prospective or retrospective basis, as of January 1, 2027 for the annual period. Early adoption is permitted. As this ASU relates to disclosures only, there will be no impact to the Company’s results of operations and financial condition.

3. ACQUISITIONS

On June 7, 2024, the Company acquired certain assets of Casa Systems, Inc. and its subsidiaries (Casa) which were integrated into the Company’s Aurora (formerly ANS) segment. Casa provides telecommunication infrastructure equipment and software-centric infrastructure solutions that allow cable service providers to deliver voice, video and data services over a single platform. The Company funded the purchase price of $45.1 million and settled certain assumed liabilities, with cash on hand.

In the first quarter of 2025, the Company completed its acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, and made an adjustment to decrease the fair value of accounts receivable, net by $1.7 million with a corresponding increase of $1.7 million to goodwill.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The following table represents the final determination of the fair value of identifiable assets acquired and liabilities assumed in the transaction as of the acquisition date:

Fair Value
Purchase price
Total cash consideration paid	$45.1

Assets
Accounts receivable, net (1)	$3.5
Inventories, net	9.4
Property, plant and equipment	6.1
Goodwill	6.9
Identifiable intangible assets	21.1
Other noncurrent assets	1.1
Less: Liabilities assumed
Accounts payable and accrued and other liabilities	2.3
Other noncurrent liabilities	0.7
Fair value allocated to net assets acquired	$45.1
(1)
The fair value of accounts receivable, net was determined to be $3.5 million with a gross contractual amount of $12.2 million and an uncollectible amount of $8.7 million.

The impact of measurement period adjustments to the Consolidated Statements of Operations was immaterial for the years ended December 31, 2025 and 2024.

The goodwill arising from the transaction is believed to result from the company’s reputation in the marketplace and assembled workforce and is expected to be fully deductible for income tax purposes.

4. DIVESTITURES

CCS Segment:

On August 3, 2025, the Company entered into a Purchase Agreement with Amphenol Corporation, a Delaware corporation (Amphenol), pursuant to which Amphenol agreed to acquire the Company’s CCS segment in exchange for $10.5 billion in cash, subject to certain adjustments. The CCS segment provides wired infrastructure for data centers, enterprises and service providers on a global scale. Following shareholder approval, which was obtained on October 16, 2025, the divestiture of the CCS segment met the “held for sale” criteria per ASC 360-10. The Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on its operations and financial results. As such, the results of operations directly attributable to the CCS segment have been reclassified to discontinued operations per ASC 205-20 on the Consolidated Statements of Operations, retrospectively for all periods presented beginning in the fourth quarter of 2025. In addition, all assets and liabilities have been classified as assets and liabilities held for sale on the Consolidated Balance Sheets for all periods presented. The sale was completed subsequent to the fiscal year end on January 9, 2026. In connection with the transaction and as required by the Purchase Agreement, the Company repaid and issued notices of full redemption of its existing indebtedness, as well as redeemed its Convertible Preferred Stock, subsequent to fiscal year end on the closing date. For further discussion of the sale of the CCS segment, see Note 19 in these consolidated financial statements.

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

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The OWN segment and DAS business unit met the “held for sale” criteria per ASC 360-10 in the third quarter of 2024, and the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on the Company’s operations and financial results. As such, the results of operations directly attributable to the OWN segment and DAS business unit have been reclassified to discontinued operations per ASC 205-20 on the Consolidated Statements of Operations, retrospectively for all periods presented beginning in the third quarter of 2024. In addition, all assets and liabilities of the OWN segment and DAS business unit were classified as assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2024. Upon the closing of the transaction on January 31, 2025, the Company recognized a gain of $498.2 million on the disposal of the OWN segment and DAS business unit, which is included in income (loss) from discontinued operations, net of income taxes, on the Consolidated Statements of Operations for the year ended December 31, 2025.

In connection with the transaction, the Company entered into several contractual arrangements with Amphenol, including a Transition Service Agreement (Amphenol TSA) (as described below under “Transition Service Agreements”), Manufacturing Supply Agreement (Amphenol MSA), Sales and Supply Agreement and a Master Professional Services Agreement.

Under the Amphenol MSA, the Company continues to manufacture and supply certain products to the divested business. Under the terms of the Amphenol MSA, the Company was obligated to provide manufacturing services for a period of up to twelve months following the closing date of the transaction, unless earlier terminated by the parties. The agreement was entered into to facilitate the operational transition and ensure continuity of supply for Amphenol’s customers. Pursuant to the Amphenol MSA, the Company acquired components directly from Amphenol and was also responsible for procuring certain components from suppliers for the manufacturing of finished goods at the direction of Amphenol. As the Company does not obtain control of these components before they were transferred to Amphenol, the Company accounts for revenue associated with such components on a net basis. For the year ended December 31, 2025, the Company recognized net revenues of $5.4 million under the Amphenol MSA presented within income (loss) from discontinued operations, net of income taxes, on the Consolidated Statements of Operations.

The Sales and Supply Agreement and Master Professional Services Agreement, enable the companies to act as both a buyer and seller of each other’s products and services in instances where those offerings might be integral to the Company’s remaining operations. The Sales and Supply Agreement is effective for a term of thirty-six months and the Master Professional Services Agreement term is indefinite, unless either of the agreements are terminated early. The Company has evaluated these arrangements and concluded that while they represent ongoing business activity, they do not constitute a continuation of the disposed business. Accordingly, revenues and expenses generated from these agreements are presented within income (loss) from continuing operations on the Consolidated Statements of Operations.

Home Networks business:

In January 2024, the Company completed the sale of the Home business to Vantiva SA (Vantiva) pursuant to the Call Option Agreement entered into on October 2, 2023 and the Purchase Agreement dated as of December 7, 2023, in exchange for (i) 134,704,669 shares of Vantiva common stock representing a 24.73% equity stake in Vantiva (determined on a fully diluted basis), (ii) $250,465 in cash (in addition to cash paid in exchange for the cash on the Home business companies’ balance sheets) and (iii) an earn-out of up to $100 million in the aggregate. The earn-out payments are contingent upon Vantiva achieving adjusted EBITDA equal to or greater than €400 million for one or more of Vantiva’s first five fiscal years following the closing of the transaction. The earn-out payment with respect to any fiscal year will be subject to an additional annual cap, the amount of which will depend on certain elections made by the Company following Vantiva reaching the €400 million adjusted EBITDA threshold for the first time, and on Vantiva’s maintenance of certain liquidity levels (after giving effect to such payment).

The Home business qualified as “held for sale” per ASC 360-10 in the fourth quarter of 2023 and was classified as a discontinued operation per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on the Company’s operations and financial results. As such, activity directly attributable to the Home business has been removed from continuing operations and presented in income (loss) from discontinued operations, net of income taxes, on the Consolidated Statements of Operations for all periods presented. In addition, all assets and liabilities of the Home business were classified as assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2023. In connection with the “held for sale” classification, the Company recognized a loss on classification as held for sale of $203.4 million, based on Level 3 valuation inputs, in the fourth quarter of 2023. Upon the closing of the transaction on January 9, 2024, the Company recognized an additional loss of $56.4 million on the disposal of the Home business for the year ended December 31, 2024.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Following the closing of the transaction, the Company entered into a Transition Service Agreement (Vantiva TSA), whereby the Company provided and received certain post-closing support on a transitional basis (as described below under “Transition Service Agreements”), and a Supply Agreement with Vantiva (Vantiva Supply Agreement), whereby the Company sold certain retained inventory at cost, or market price if below cost, for a period of two years.

The Company’s investment in Vantiva is accounted for using the equity method of accounting, and the carrying value of the investment is included in other noncurrent assets on the Consolidated Balance Sheets. The Company recognized a loss on its investment of $17.0 million during the year ended December 31, 2024, as a result of recording its proportionate share of loss on its equity investment, which is recorded on a one-quarter lag basis in income (loss) from discontinued operations, net of income taxes, on the Consolidated Statements of Operations beginning in the second quarter of 2024.

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes, for the years ended December 31, 2025, 2024 and 2023, for each discontinued operation:

	CCS			OWN			DAS			Home
	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net sales	$3,754.5	$2,823.2	$2,701.3	$90.8	$969.7	$880.0	$11.7	$296.1	$344.0	$14.5	$55.5	$1,210.2
Cost of sales (1)	2,365.6	1,851.4	1,937.6	50.0	556.1	550.6	9.8	160.2	191.7	14.5	70.5	1,060.2
Gross profit (loss)	1,388.9	971.8	763.7	40.8	413.6	329.4	1.9	135.9	152.3	—	(15.0)	150.0
Operating expenses:
Selling, general and administrative	390.1	283.5	270.7	24.5	73.2	48.3	3.4	35.8	41.8	(1.7)	18.2	96.9
Research and development	74.9	68.7	64.3	3.1	50.9	46.4	3.1	30.2	30.2	—	0.1	98.3
Amortization of purchased intangible assets	56.0	71.4	74.0	—	8.5	20.0	—	3.1	6.1	—	6.4	83.4
Restructuring costs (credits), net	0.2	—	(4.3)	0.3	(0.1)	(0.1)	—	0.1	4.7	—	—	6.0
Asset impairments (2)	—	—	99.1	—	—	—	—	—	—	—	19.2	672.6
Total operating expenses	521.2	423.6	503.8	27.9	132.5	114.6	6.5	69.2	82.8	(1.7)	43.9	957.2
Operating income (loss)	867.7	548.2	259.9	12.9	281.1	214.8	(4.6)	66.7	69.5	1.7	(58.9)	(807.2)
Interest expense (3)	(637.5)	(686.9)	(675.8)	—	—	—	—	—	—	—	—	—
Other income (expense), net (4)	(14.4)	2.3	(9.6)	(0.8)	(2.4)	(6.2)	—	(0.1)	—	0.3	(18.0)	1.0
Income (loss) from operations of discontinued businesses before income taxes	215.8	(136.4)	(425.5)	12.1	278.7	208.6	(4.6)	66.6	69.5	2.0	(76.9)	(806.2)
Gain (loss) on disposal of discontinued operations before income taxes	—	—	—	869.0	—	—	—	—	—	—	(27.9)	—
Income tax (expense) benefit	1,238.8	(118.6)	(17.5)	(375.5)	(66.7)	(49.5)	2.0	(16.0)	(16.5)	(0.2)	(12.3)	183.1
Income (loss) from discontinued operations, net of income taxes	$1,454.6	$(255.0)	$(443.0)	$505.6	$212.0	$159.1	$(2.6)	$50.6	$53.0	$1.8	$(117.1)	$(623.1)
(1)
Cost of sales includes a charge of $19.5 million for excess and obsolete inventory related to the Home business during the year ended December 31, 2024.
(2)
Asset impairments reflect a partial goodwill impairment charge of $99.1 million recorded in the year ended December 31, 2023 for the Building Data Center Connectivity (BDCC) reporting unit of the CCS segment. In addition, asset impairments include a loss on impairment of $19.2 million related to Home business patents for the year ended December 31, 2024. For the year ended December 31, 2023, asset impairments reflect the loss of $203.4 million on classification as held for sale related to the Home business and a partial impairment of $469.2 million related to the Home segment’s intangible assets. The fair value measurements were determined using Level 1 and/or Level 3 valuation inputs.
(3)
In connection with the sale of the CCS segment that was completed subsequent to the fiscal year end on January 9, 2026, the terms of the Purchase Agreement with Amphenol required that the CCS segment be transferred on a debt‑free basis, and therefore, the Company repaid its third‑party borrowings at closing using a portion of the proceeds from the sale of the CCS segment. Accordingly, all third-party debt obligations remained classified as long-term debt on the Consolidated Balance Sheets as of December 31, 2025 and 2024. However, in accordance with accounting guidance, interest expense on debt that is required to be repaid as a direct result of a disposal transaction that qualifies as a discontinued operation is reported within discontinued operations. Because the closing of the divestiture required repayment of all outstanding third‑party debt due to the contractual requirement to deliver the business debt‑free, all interest expense has been presented within discontinued operations for all years presented.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

(4)
Other income (expense), net includes a loss on equity investment of $17.0 million related to the Home business for the year ended December 31, 2024.

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes, for the years ended December 31, 2025, 2024 and 2023, for the combined discontinued operations:

	2025	2024	2023
Net sales	$3,871.5	$4,144.5	$5,135.5
Cost of sales (1)	2,439.9	2,638.2	3,740.1
Gross profit	1,431.6	1,506.3	1,395.4
Operating expenses:
Selling, general and administrative	416.3	410.7	457.7
Research and development	81.1	149.9	239.2
Amortization of purchased intangible assets	56.0	89.4	183.5
Restructuring costs, net	0.5	—	6.3
Asset impairments (2)	—	19.2	771.7
Total operating expenses	553.9	669.2	1,658.4
Operating income (loss)	877.7	837.1	(263.0)
Interest expense	(637.5)	(686.9)	(675.8)
Other expense, net (3)	(14.9)	(18.2)	(14.8)
Income (loss) from operations of discontinued businesses before income taxes	225.3	132.0	(953.6)
Gain (loss) on disposal of discontinued operations before income taxes	869.0	(27.9)	—
Income tax (expense) benefit	865.1	(213.6)	99.6
Income (loss) from discontinued operations, net of income taxes	$1,959.4	$(109.5)	$(854.0)
(1)
Cost of sales includes a charge of $19.5 million for excess and obsolete inventory related to the Home business during the year ended December 31, 2024.
(2)
Asset impairments include a loss on impairment of $19.2 million related to Home business patents for the year ended December 31, 2024. For the year ended December 31, 2023, asset impairments reflect a partial goodwill impairment charge of $99.1 million recorded for the BDCC reporting unit of the CCS segment, a loss of $203.4 million on classification as held for sale related to the Home business and a partial impairment of $469.2 million related to the Home segment’s intangible assets. The fair value measurements were determined using Level 1 and/or Level 3 valuation inputs.
(3)
Other expense, net includes a loss on equity investment of $17.0 million related to the Home business for the year ended December 31, 2024.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The following table presents balance sheet information for assets and liabilities held for sale related to the discontinued operations:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$168.4	$259.2
Accounts receivable, net	626.5	687.2
Inventories, net	512.4	522.2
Prepaid expenses and other current assets	76.5	62.6
Property, plant, and equipment, net	293.4	56.9
Goodwill	2,160.6	617.8
Other intangible assets, net	186.0	111.6
Deferred income taxes	107.0	2.2
Other assets	193.7	7.8
Total current assets held for sale	$4,324.5	$2,327.5
Property, plant, and equipment, net	—	260.0
Goodwill	—	2,107.7
Other intangible assets, net	—	237.0
Deferred income taxes	—	106.2
Other noncurrent assets	—	149.4
Total noncurrent assets	—	2,860.3
Total assets held for sale	$4,324.5	$5,187.8

Accounts payable	$422.2	$399.1
Accrued and other liabilities	339.6	243.3
Deferred income taxes	22.2	6.9
Total current liabilities held for sale	$784.0	$649.3
Deferred income taxes	—	8.5
Other noncurrent liabilities	—	87.7
Total noncurrent liabilities	—	96.2
Total liabilities held for sale	$784.0	$745.5

The following table presents the details of the gain (loss) on disposal of the OWN segment and DAS business unit, collectively, and the Home business:

	OWN/DAS	Home
	January 31, 2025	January 9, 2024
Cash consideration received (net of cash acquired)	$2,034.5	$—
Transaction expense	(9.1)	—
Fair value of shares issued to seller	—	17.0
Total disposal consideration	2,025.4	17.0
Carrying value of net assets sold	(1,058.5)	(17.5)
Gain (loss) on disposal before income taxes and reclassification of foreign currency translation	966.9	(0.5)
Reclassification of foreign currency translation	(97.9)	(27.4)
Gain (loss) on disposal before income taxes	869.0	(27.9)
Income tax expense	(370.8)	(28.5)
Gain (loss) on disposal, net of income taxes	$498.2	$(56.4)

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The cash flows related to discontinued operations have not been segregated on the Consolidated Statements of Cash Flows, and accordingly, they include the results from continuing and discontinued operations. The following table summarizes the Company’s cash inflows related to the ongoing activities of the discontinued operations, including the Vantiva and Amphenol TSAs, as described below, and inventory sales resulting from the Vantiva Supply Agreement and Amphenol MSA, as described above:

	Year Ended December 31,
	2025	2024
Vantiva TSA fees	$4.0	$22.6
Vantiva Supply Agreement and other inventory sales	16.2	46.3
Amphenol TSA fees	33.1	—
Amphenol MSA inventory sales	27.6	—

The following table summarizes significant non-cash operating items and certain other items of the discontinued operations included on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2025	2024	2023
(Gain) loss on disposal of discontinued operations	$(869.0)	$27.9	$—
Loss on equity investment	—	17.0	—
Asset impairments (1)	—	19.2	771.7
Equity-based compensation	12.2	9.6	16.0
Depreciation and amortization	94.8	147.0	259.8
Additions to property, plant and equipment	47.3	13.5	28.3
(1)
For the year ended December 31, 2023, asset impairments include a loss of $203.4 million on classification as held for sale related to the Home business, $469.2 million of partial impairment charge related to the Home segment’s intangible assets and $99.1 million of partial goodwill impairment charge related to the BDCC reporting unit of the CCS segment.

Other Business Dispositions

OneCell:

On May 1 2025, the Company completed the sale of its OneCell business to Amphenol, pursuant to a Purchase Agreement dated April 30, 2025. OneCell is an advanced in-building small cell solution designed to deliver seamless LTE and 5G connectivity across enterprise environments. The transaction involved the sale of certain assets and transfer of certain operations that were previously included within the RUCKUS segment. The disposal did not meet the criteria for classification as a discontinued operation under ASC 205-20 as it does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results.

The Company received cash consideration of $7.4 million, net of $1.2 million of cash included in the assets sold.

The carrying amount of the net assets disposed was $10.0 million. A pretax loss on sale of $4.8 million was recognized and included in other on the Consolidated Statements of Operations for the year ended December 31, 2025.

Transition Service Agreements

In conjunction with the closing of the sales of the OWN segment and DAS business unit and the OneCell business, the Company entered into the Amphenol TSA. The terms of the Amphenol TSA vary based on the services provided thereunder, with the longest such term having a duration of twelve months, excluding certain services related to manufacturing facilities. The Amphenol TSA provides options to extend services for up to two renewal terms of three months each. For the year ended December 31, 2025, the Company recognized income of $33.4 million under the Amphenol TSA, which is included in transition service agreement income within income (loss) from continuing operations on the Consolidated Statements of Operations.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

In conjunction with the closing of the Home business transaction, the Company entered into the Vantiva TSA. The terms of the Vantiva TSA varied based on the services provided thereunder, with the longest such term having a duration of thirty-six months. The Vantiva TSA provided options to extend services for up to two renewal terms of six months each. Under the Vantiva TSA, the Company recognized income of $2.1 million and $24.5 million for the years ended December 31, 2025 and 2024, respectively, which is included in transition service agreement income within income (loss) from continuing operations on the Consolidated Statements of Operations. As of the year ended December 31, 2024, the majority of the Vantiva TSA services had ceased.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets other than goodwill:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer base	$1,060.6	$408.0	$652.6	$1,076.1	$362.7	$713.4
Trade names and trademarks	330.0	171.3	158.7	331.7	148.6	183.1
Patents and technologies	1,102.5	1,074.7	27.8	1,123.3	1,040.5	82.8
Other (1)	—	—	—	32.0	32.0	—
Total intangible assets	$2,493.1	$1,654.0	$839.1	$2,563.1	$1,583.8	$979.3
(1)
During the year ended December 31, 2025, the Company wrote off approximately $32.0 million of gross cost and accumulated amortization related to fully amortized other intangibles. The adjustment did not have an impact on the net balances previously reported during any of the interim periods during 2025, nor any prior fiscal periods.

There were no impairments of finite-lived intangible assets identified during the years ended December 31, 2025, 2024 or 2023.

Amortization expense for intangible assets was $138.4 million, $165.1 million and $227.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Future amortization expense as of December 31, 2025 is as follows:

Estimated Amortization Expense
2026	$102.0
2027	90.0
2028	88.5
2029	88.5
2030	88.5
Thereafter	381.3

The following table presents the activity in goodwill by reportable segment.

	December 31, 2024			Activity	December 31, 2025
	Goodwill	Accumulated Impairment Losses	Total	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
RUCKUS	$534.7	$(41.2)	$493.5	2.4	$537.1	$(41.2)	$495.9
Aurora	2,000.1	(1,734.0)	266.1	2.6	2,002.7	(1,734.0)	268.7
Total	$2,534.8	$(1,775.2)	$759.6	$5.0	$2,539.8	$(1,775.2)	$764.6

	December, 31, 2023			Activity	December 31, 2024
	Goodwill	Accumulated Impairment Losses	Total	Foreign Exchange and Other	Goodwill	Accumulated Impairment Losses	Total
RUCKUS	$537.1	$(41.2)	$495.9	$(2.4)	$534.7	$(41.2)	$493.5
Aurora	1,995.4	(1,734.0)	261.4	4.7	2,000.1	(1,734.0)	266.1
Total	$2,532.5	$(1,775.2)	$757.3	$2.3	$2,534.8	$(1,775.2)	$759.6

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

During the years ended December 31, 2025 and 2024, the Company recorded an additional $1.7 million and $5.2 million, respectively, of goodwill in the Aurora (formerly ANS) segment related to the Casa acquisition.

Interim and Annual Goodwill Impairment Testing

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

Year 2025:

During the annual impairment test performed in the fourth quarter of 2025, no goodwill impairments were identified.

Year 2024:

During the third quarter of 2024, the Company completed an impairment analysis for goodwill recorded within the RUCKUS (formerly NICS) reporting unit, which was impacted by the divestiture of the DAS business unit. The quantitative assessment was used, and the Company determined that the fair value of the impacted reporting unit exceeded the carrying value and that no impairment existed immediately prior to or subsequent to allocating goodwill to the disposal group that included the DAS business unit. The Company allocated $113.5 million of goodwill to the disposal group based on the relative fair value of the DAS business unit as compared to the RUCKUS reporting unit, along with $504.3 million of goodwill that was entirely attributable to its OWN reporting unit. Total goodwill for the disposal group of $617.8 million was classified as held for sale as of December 31, 2024. The fair values of the DAS business unit and the RUCKUS reporting unit were determined using Level 3 valuation inputs.

During the annual impairment test performed in the fourth quarter of 2024, no goodwill impairments were identified.

Year 2023:

During the third quarter of 2023, the Company concluded that a triggering event occurred, primarily due to a sustained decrease in the market value of the Company’s debt and common stock affecting the overall business and changes in expected future cash flows due to reduced earnings forecasts and current macroeconomic conditions, including a rising interest rate environment. As a result, the Company performed an interim quantitative goodwill impairment test for its Aurora (formerly ANS) reporting unit and recorded a goodwill impairment charge of $425.9 million in asset impairments on the Consolidated Statements of Operations to partially write down the carrying amount of the goodwill in the Aurora reporting unit. The Aurora reporting unit is the same as the Aurora segment. The fair value of the reporting unit was determined using Level 3 valuation inputs.

During the annual impairment test performed in the fourth quarter of 2023 and in conjunction with the development of the Company’s 2024 and long-range plans, the Company determined the goodwill balance in the Aurora reporting unit was impaired and recorded a partial impairment charge of $46.4 million in asset impairments on the Consolidated Statements of Operations. The impairment charge resulted from the Company’s assessment of further lower revenue growth and EBITDA margins in the fourth quarter of 2023, due to adverse impacts of market conditions on the current year profitability and estimated future business results and cash flows. The fair value of the reporting unit was determined using Level 3 valuation inputs.

6. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

For the presentation of net sales by segment and geographic region, see Note 17 included in these consolidated financial statements.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Allowance for Doubtful Accounts

	Year Ended December 31,
	2025	2024	2023
Allowance for doubtful accounts, beginning of period	$1.6	$6.5	$9.9
Benefit	(0.1)	(3.7)	(3.2)
Write-offs	—	(1.0)	(0.5)
Foreign exchange and other	0.1	(0.2)	0.3
Allowance for doubtful accounts, end of period	$1.6	$1.6	$6.5

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers as of December 31, 2025 and December 31, 2024.

Contract Balance Type	Balance Sheet Location	2025	2024
Unbilled accounts receivable	Accounts receivable, net of allowance for doubtful accounts	$9.4	$10.3

Deferred revenue – current	Accrued and other liabilities	$106.5	$94.7
Deferred revenue – noncurrent	Other noncurrent liabilities	93.7	84.2
Total contract liabilities		$200.2	$178.9

There were no material changes to contract asset balances for the year ended December 31, 2025 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2024 to December 31, 2025 was primarily due to upfront support billings to be recognized over the support term. During the year ended December 31, 2025, the Company recognized $98.2 million of revenue related to contract liabilities recorded as of December 31, 2024.

7. LEASES

The Company has operating type leases for real estate, equipment and vehicles both in the U.S. and internationally. As of December 31, 2025 and 2024, the Company had no finance type leases. Operating lease expense was $25.6 million, $26.5 million and $32.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Operating lease expense included period cost for short-term, cancellable and variable leases that were not included in lease liabilities of $4.6 million, $9.4 million and $16.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company occasionally subleases all or a portion of certain unutilized real estate facilities. As of December 31, 2025, the Company’s sublease arrangements were classified as operating type leases and the income amounts were not material for the years ended December 31, 2025, 2024 and 2023, respectively.

Supplemental cash flow information related to operating leases, which includes both continuing operations and discontinued operations:

	Year Ended December 31,
	2025	2024	2023
Operating cash paid to settle lease liabilities	$51.5	$52.6	$57.7
Right of use asset additions in exchange for lease liabilities	23.2	25.9	63.2

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Supplemental balance sheet information related to operating leases:

		December, 31
	Balance Sheet Location	2025	2024
Right of use assets	Other noncurrent assets	$57.1	$61.3

Lease liabilities – current	Accrued and other liabilities	$13.9	$14.8
Lease liabilities – noncurrent	Other noncurrent liabilities	55.5	58.5
Total lease liabilities		$69.4	$73.3

Weighted average remaining lease term (in years)	6.1
Weighted average discount rate	8.3%

Future minimum lease payments under non-cancellable leases as of December 31, 2025 are as follows:

Operating Leases
2026	$19.5
2027	14.6
2028	11.5
2029	10.7
2030	9.4
Thereafter	21.9
Total minimum lease payments	87.6
Less: imputed interest	(18.2)
Total	$69.4

8. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	December 31,
	2025	2024
Raw materials	$133.7	$206.3
Work in process	38.1	41.6
Finished goods	138.6	155.1
Total inventories, net	$310.4	$403.0

Property, Plant and Equipment

	December 31,
	2025	2024
Land and land improvements	$3.8	$4.2
Buildings and improvements	76.2	90.6
Machinery and equipment	141.0	238.4
Construction in progress	12.1	4.8
	233.1	338.0
Accumulated depreciation	(174.5)	(255.8)
Total property, plant and equipment, net	$58.6	$82.2

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

During the year ended December 31, 2025, the Company wrote off approximately $25.4 million of gross cost and accumulated depreciation related to fully depreciated property, plant and equipment.

Depreciation expense was $21.2 million, $31.5 million and $46.4 million during the years ended December 31, 2025, 2024 and 2023, respectively. No interest was capitalized during the years ended December 31, 2025, 2024 or 2023.

Accrued and Other Liabilities

	December 31,
	2025	2024
Compensation and employee benefit liabilities	$162.7	$88.2
Deferred revenue	106.5	94.7
Accrued interest	78.1	112.4
Operating lease liabilities	13.9	14.8
Product warranty accrual	16.4	12.2
Other	120.7	134.7
Total accrued and other liabilities	$498.3	$457.0

Accumulated Other Comprehensive Loss (AOCL)

The following table presents changes in AOCL, net of tax:

	Year Ended December 31,
	2025	2024
Foreign currency translation
Balance at beginning of period	$(308.8)	$(232.4)
Other comprehensive income (loss)	126.9	(103.6)
Amounts reclassified from AOCL	100.3	27.2
Balance at end of period	$(81.6)	$(308.8)

Defined benefit plan activity
Balance at beginning of period	$(15.5)	$(14.9)
Other comprehensive loss	(2.4)	(0.3)
Amounts reclassified from AOCL	(0.8)	(0.3)
Balance at end of period	$(18.7)	$(15.5)

Hedging instruments
Balance at beginning of period	$(20.2)	$(19.4)
Other comprehensive loss	(0.5)	(0.8)
Amounts reclassified from AOCL	2.3	—
Balance at end of period	$(18.4)	$(20.2)
Net AOCL at end of period	$(118.7)	$(344.5)

During the year ended December 31, 2025, $2.2 million of foreign currency translation related to the divestiture of the OneCell business was reclassified from net AOCL and recorded in other on the Consolidated Statements of Operations. During the year ended December 31, 2025 and 2024, $97.9 million and $27.4 million, respectively, of foreign currency translation related to the divestitures of the Company’s discontinued operations were reclassified from net AOCL and recorded in the gain (loss) on disposal of discontinued operations before income taxes, included in income (loss) from discontinued operations, net of income taxes, on the Consolidated Statements of Operations. In addition, $2.3 million of net losses remaining as a component of net AOCL related to the discontinued interest rate hedging instruments, was reclassified from net AOCL and recorded in interest expense, included in income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations. For further discussions of the Company’s divestitures, see Note 4 included in these consolidated financial statements.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

Cash Flow Information

	Year Ended December 31,
	2025	2024	2023
Cash paid during the period for:
Income taxes, net of refunds	$204.6	$100.4	$101.1
Interest	640.4	649.8	654.0
Non-cash investing activities:
Equity method investment from divestiture	—	17.0	—

9. FINANCING

	December 31,
	2025	2024
7.125% senior notes due July 2028	$641.6	$641.6
5.00% senior notes due March 2027	750.0	750.0
8.25% senior notes due March 2027	866.9	866.9
9.50% senior secured notes due December 2031	1,000.0	1,000.0
4.75% senior secured notes due September 2029	951.0	1,250.0
6.00% senior secured notes due March 2026	—	1,500.0
Senior secured term loan due December 2029	3,150.0	3,150.0
Senior secured revolving credit facility	—	200.0
Total principal amount of debt	7,359.5	9,358.5
Less: Original issue discount, net of amortization	(51.9)	(60.5)
Less: Debt issuance costs, net of amortization	(47.4)	(59.6)
Less: Current portion	—	—
Total long-term debt	$7,260.2	$9,238.4

In January 2025, the Company used the proceeds from the sale of the OWN segment and DAS business unit to pay fees and expenses associated with the transaction and to repay the outstanding amount of $250.0 million under the Company’s asset-based revolving credit facility (the Revolving Credit Facility). In connection with the repayment of all outstanding amounts under the Revolving Credit Facility, the committed amount thereunder was reduced to $750.0 million, subject to borrowing base limitations. In addition, in February 2025, the Company repurchased $299.0 million in aggregate principal amount of the 4.75% senior secured notes due September 1, 2029 (the 2029 Secured Notes) and repurchased in full the $1,500.0 million outstanding amount of the 6.00% senior secured notes due March 1, 2026 (the 2026 Secured Notes) with the proceeds from the sale. Following the repurchases, $951.0 million in aggregate principal amount of the 2029 Secured Notes remained outstanding, and the indenture governing the 2026 Secured Notes was satisfied and discharged. Following the consummation of the repurchases in February 2025, the conditions precedent were met for a 25 basis point reduction in the applicable margin on the senior secured term loan due December 2029 (the 2029 Term Loan).

In connection with the sale of the CCS segment that was completed subsequent to fiscal year end on January 9, 2026, the Company repaid in full all outstanding indebtedness. For further discussion of the sale of the CCS segment, see Note 19 in these consolidated financial statements.

Other Matters

The Company is dependent upon the earnings and cash flow of its subsidiaries to make certain payments, including debt and interest payments. Certain subsidiaries may have limitations or restrictions on transferring funds to other subsidiaries that may be necessary to meet those requirements.

The weighted average effective interest rate on outstanding borrowings, including the impact of the interest rate swap contracts and the amortization of debt issuance costs and original issue discount, was 8.13% and 8.09% at December 31, 2025 and 2024, respectively.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

10. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate swap contracts and foreign currency contracts. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2025 and 2024 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s debt instruments, interest rate swap contracts and foreign currency contracts were based on indicative quotes.

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The carrying amounts, estimated fair values and valuation input levels of the Company’s debt instruments, interest rate derivatives and foreign currency contracts as of December 31, 2025 and 2024, are as follows:

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Foreign currency contracts	$0.4	$0.4	$—	$—	Level 2
Liabilities:
7.125% senior notes due 2028	$641.6	$644.0	$641.6	$561.4	Level 2
5.00% senior notes due 2027	750.0	747.7	750.0	669.5	Level 2
8.25% senior notes due 2027	866.9	868.2	866.9	826.8	Level 2
9.50% senior secured notes due 2031	1,000.0	1,010.0	1,000.0	1,035.0	Level 2
4.75% senior secured notes due 2029	951.0	949.2	1,250.0	1,117.2	Level 2
6.00% senior secured notes due 2026	—	—	1,500.0	1,486.9	Level 2
Senior secured term loan due 2029	3,150.0	3,161.8	3,150.0	3,189.4	Level 2
Senior secured revolving credit facility	—	—	200.0	190.0	Level 2
Foreign currency contracts	—	—	3.4	3.4	Level 2
Interest rate swap contracts	2.9	2.9	2.4	2.4	Level 2

Non-Recurring Fair Value Measurements

For non-recurring fair value measurement discussions related to the discontinued operations, see Note 4 in these consolidated financial statements.

During the first quarter of 2024, the Company recognized a loss on impairment of unutilized real estate within restructuring costs, net on the Consolidated Statements of Operations. The fair value was determined using Level 3 valuation inputs.

The Company recorded the assets acquired and liabilities assumed from the Casa transaction during the second quarter of 2024, as well as the respective measurement adjustments in the third and fourth quarters of 2024, and first quarter of 2025. The fair values were determined using Level 3 valuation inputs. See Note 3 in these consolidated financial statements.

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

Vistance Networks, Inc.

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

The Company’s net pretax restructuring activity included in restructuring costs, net on the Consolidated Statements of Operations, by segment, was as follows:

	Year Ended December 31,
	2025	2024	2023
RUCKUS	$4.7	$2.3	$7.5
Aurora	11.0	32.7	(5.8)
Corporate and other (1)	4.0	1.7	27.7
Total	$19.7	$36.7	$29.4

(1)
The corporate and other line item above reflects general corporate restructuring costs that were previously allocated to the CCS segment, OWN segment, DAS business unit and Home segment. These indirect expenses have been classified as continuing operations for all periods presented since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to the Home segment have been reallocated to the Company’s remaining segments and partially offset by income from the Vantiva TSA. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA. The corporate and other costs related to the CCS segment will be reallocated to the Company’s remaining segments beginning in the first quarter of 2026.

The Company expects to make cash payments of $4.6 million in 2026 and $0.3 million during 2027 to settle these restructuring actions. Additional restructuring actions related to the transformation initiative are expected to be identified, and the resulting charges and cash requirements could be material.

12. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company and certain of its subsidiaries have defined contribution retirement savings plans, the most significant of which is a 401(k) plan in the U.S. These plans allow employees meeting certain requirements to contribute a portion of their compensation on a pretax and/or after-tax basis in accordance with guidelines established by the plans and the Internal Revenue Service or other tax authorities. The Company matches a percentage of the employee contributions up to certain limits. During the years ended December 31, 2025, 2024 and 2023, the Company made contributions to defined contribution retirement savings plans of $8.4 million, $13.4 million and $8.9 million, respectively.

The Company also maintains noncontributory and contributory deferred compensation plans. During the years ended December 31, 2025, 2024 and 2023, the Company recognized pretax costs (benefits) of $(0.1) million, $(0.8) million and $0.7 million, respectively, related to these plans. The liability related to these plans was $7.3 million and $9.5 million as of December 31, 2025 and 2024, respectively.

13. INCOME TAXES

Income (loss) from continuing operations before income taxes includes the results from domestic and international operations as follows:

	Year Ended December 31,
	2025	2024	2023
U.S. companies	$17.9	$(298.9)	$(575.1)
Non-U.S. companies	37.0	26.0	2.1
Income (loss) from continuing operations before income taxes	$54.9	$(272.9)	$(573.0)

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(130.5)	$(81.2)	$70.1
Foreign	33.4	19.3	44.1
State	(24.6)	(15.6)	(4.4)
Current income tax expense (benefit)	$(121.7)	$(77.5)	$109.8
Deferred:
Federal	$(106.7)	$(30.7)	$(24.5)
Foreign	(19.6)	6.3	(23.4)
State	(21.4)	35.0	17.9
Deferred income tax expense (benefit)	(147.7)	10.6	(30.0)
Total income tax expense (benefit)	$(269.4)	$(66.9)	$79.8

The following table reflects the effective income tax rate reconciliation for the year ended December 31, 2025 (ASU 2023-09) (Prospective Adoption):

	Amount	% of Statutory Tax
Pre-tax book income	$54.9

U.S. federal statutory tax rate	11.5	21.0%
State and local income taxes, net of federal income tax effect (1)	(41.2)	-74.9%
Foreign tax effects:
United Kingdom:
Statutory tax rate difference between United Kingdom & United States	0.8	1.4%
Foreign tax credit	(1.3)	-2.3%
Other	1.2	2.3%
Other foreign jurisdictions	3.6	6.5%
Subpart F income net of U.S. foreign tax credits	0.7	1.3%
Unremitted earnings	1.8	3.2%
Tax credits:
U.S. R&D credit	(8.0)	-14.5%
U.S. foreign tax credits	(1.0)	-1.9%
Changes in valuation allowances	(259.8)	-472.9%
Nontaxable or nondeductible items:
Nondeductible compensation	25.6	46.6%
Equity-based compensation awards	(5.5)	-10.1%
Other	0.8	1.4%
Changes in unrecognized tax benefits	1.4	2.5%
Income tax provision	$(269.4)	-490.4%
(1)
The U.S. states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Georgia, Illinois, New Jersey and Tennessee.

The Company adopted ASU 2023-09 prospectively beginning in fiscal year 2025. As permitted by the standard, prior-period disclosures have not been retrospectively adjusted. The reconciliation of income taxes attributable to operations at the applicable U.S. federal statutory tax rates to income tax expense for periods prior to adoption reflects the presentation required under legacy ASC 740 and is not directly comparable to the current year presentation.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

	Year Ended December 31,
	2024	2023
Provision for income taxes at federal statutory rate	$(56.7)	$(121.3)
State income taxes, net of federal tax effect	(13.9)	(8.7)
Other permanent items	0.7	0.7
Equity-based compensation	7.2	7.0
Other changes in tax laws and tax rulings	0.2	(4.1)
Goodwill related items	—	97.8
Base erosion and anti-abuse tax	4.3	—
Federal tax credits	(12.4)	(13.6)
Change in unrecognized tax benefits	(9.4)	(3.4)
Withholding taxes and Subpart F income, net of foreign tax credits	15.2	12.8
Foreign earnings taxed at other than federal rate	(3.8)	4.4
Tax provision adjustments and revisions to prior yearsʾ returns	(5.1)	13.2
Change in valuation allowance	6.8	95.0
Total provision for income taxes	$(66.9)	$79.8

Cash paid for income taxes, net of refunds received by jurisdiction pursuant to the disclosure requirements of ASU 2023-09, is as follows:

Year Ended December 31,
2025
Federal	$107.4
State	22.6
Foreign:
Mexico	18.0
United Kingdom	10.4
Other	46.2
Cash paid for income taxes, net of refunds received	$204.6

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Accounts receivable, inventory and warranty reserves	$83.0	$107.2
Property, plant and equipment	8.3	9.4
Employee benefits	10.4	29.7
Foreign net operating loss and tax credit carryforwards	6.5	27.3
Federal net operating loss and tax credit carryforwards	3.3	3.3
State net operating loss and tax credit carryforwards	93.9	80.5
Interest limitation	236.7	260.3
Capitalized research and development costs	144.1	371.6
Basis difference in U.S. subsidiaries (1)	1,337.9	—
Other	52.9	76.5
Total deferred tax assets	1,977.0	965.8
Valuation allowance	(97.0)	(356.8)
Total deferred tax assets, net of valuation allowance	$1,880.0	$609.0

Deferred tax liabilities:
Intangible assets	$(176.3)	$(249.8)
Undistributed foreign earnings	(5.0)	(18.6)
Total deferred tax liabilities	(181.3)	(268.4)
Net deferred tax asset	$1,698.7	$340.6

Deferred taxes recognized on the balance sheet:
Noncurrent deferred tax asset	$1,765.9	$431.5
Noncurrent deferred tax liability	(67.2)	(90.9)
Net deferred tax asset	$1,698.7	$340.6
(1)
The deferred tax asset for the basis difference in U.S. subsidiaries as of December 31, 2025 relates to the difference between the carrying value of the net assets comprising the CCS segment classified as held for sale and the tax basis of the Company’s investment in the U.S. subsidiaries being sold. Because the basis difference was directly attributable to the CCS segment, the Company recognized the related income tax benefit within income from discontinued operations, net of income taxes, in the fourth quarter of 2025, as it was probable the associated tax benefit would be realized upon sale of the CCS segment in the first quarter of 2026. The deferred tax asset will remain with and be settled by the Company; therefore, it is classified as a deferred income tax asset on the Consolidated Balance Sheet as of December 31, 2025.

The deferred tax asset for foreign net operating loss and tax credit carryforwards as of December 31, 2025 includes foreign net operating loss carryforwards (net of federal tax effects) of $5.1 million, which have no expiration date, and foreign tax credit carryforwards (net of federal tax effects) of $1.4 million, which begin to expire in 2026. Certain of these foreign net operating loss carryforwards are subject to local restrictions limiting their utilization. Valuation allowances of $3.7 million have been established related to these foreign deferred tax assets.

The deferred tax asset for federal net operating loss and tax credit carryforwards as of December 31, 2025 relates to $2.2 million of net operating loss carryforwards, which begin to expire in 2032, and $1.1 million of U.S. foreign tax credit carryforwards, which begin to expire in 2029. A valuation allowance of $0.1 million has been established against these deferred tax assets.

The deferred tax asset for state net operating loss and tax credit carryforwards as of December 31, 2025 includes state net operating loss carryforwards (net of federal tax impact) of $35.6 million, which begin to expire in 2026, and state tax credit carryforwards (net of federal tax impact) of $58.3 million, which begin to expire in 2026. A valuation allowance of $91.0 million has been established against these and other state income tax related deferred tax assets.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The deferred tax asset for federal and state interest limitation carryforwards as of December 31, 2025 is $236.7 million, which has an indefinite carryforward. A valuation allowance of $1.8 million has been established against the state deferred tax assets.

In 2025, the Company released approximately $260.0 million of valuation allowance that had been established against federal and state deferred tax assets primarily related to interest limitation carryforwards.

Under current U.S. tax regulations, repatriation of foreign earnings to the U.S. can generally be completed with no incremental U.S. tax. However, repatriation of foreign earnings could subject the Company to U.S. state and non-U.S. jurisdictional taxes (including withholding taxes) on distributions. As of December 31, 2025, the Company has a deferred tax liability of $5.0 million for the estimated foreign costs associated with the expected repatriation of the Company’s undistributed foreign earnings. The unrecorded deferred tax liability for foreign costs associated with earnings considered permanently reinvested is not material as of December 31, 2025.

The following table reflects a reconciliation of the beginning to ending period amounts of gross unrecognized tax benefits, excluding interest and penalties:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$146.3	$162.1	$145.5
Increase related to prior periods	(0.1)	—	22.5
Decrease related to prior periods	0.9	(0.9)	(7.9)
Increase related to current periods	2.7	3.3	5.5
Decrease related to settlements with taxing authorities	3.5	—	(0.3)
Decrease related to lapse in statutes of limitations	(12.2)	(14.2)	(3.2)
Decrease related to divestitures	(1.0)	(4.0)	—
Balance at end of period	$140.1	$146.3	$162.1

The Company’s liability for unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $130.1 million as of December 31, 2025. The Company operates in numerous jurisdictions worldwide and is subject to routine tax audits on a regular basis. The determination of the Company’s unrecognized tax benefits involves significant management judgment regarding interpretation of relevant facts and tax laws in each of these jurisdictions.

The Company provides for interest and penalties related to unrecognized tax benefits as income tax expense. The Company accrued $7.1 million and $5.9 million for interest and penalties as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025, 2024 and 2023, the net expense (benefit) for interest and penalties recognized through income tax expense (benefit) was $3.1 million, $0.5 million and $(4.0) million, respectively.

The Company files federal, state and local tax returns with statutes of limitation generally ranging from 3 to 4 years. The Company is currently undergoing a U.S. federal income tax audit for the 2019 tax year and is generally no longer subject to state and local tax examinations for years prior to 2021. Tax returns filed by the Company’s significant foreign subsidiaries are generally subject to statutes of limitation of 3 to 7 years and are generally no longer subject to examination for years prior to 2019. In many jurisdictions, tax authorities retain the ability to review prior years’ tax returns and to adjust any net operating loss or tax credit carryforwards from these years that are available to be utilized in subsequent periods. During 2025, the Company recognized $(8.6) million (net of payments) related to the lapse of applicable statutes of limitations and the conclusion of various domestic and foreign examinations.

The Organization for Economic Co-operation and Development has proposed a global minimum tax of 15% under its Pillar Two Model Rules. Beginning in 2023, many countries began to incorporate Pillar Two into their domestic laws with Pillar Two becoming effective in some countries beginning in 2024. In 2025, the company incurred insignificant tax expense in connection with Pillar Two. On January 5, 2026, the OECD released a comprehensive package for a “side-by-side arrangement” with respect to Pillar Two. Notably, once adopted, this new guidance will prevent other countries from imposing tax on the U.S. profits of American companies. The Company will continue to monitor U.S. and international legislative developments, including further announcements on the side-by-side package, to assess any potential impacts on its operations.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

On July 4, 2025, U.S. legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (the Act), commonly referred to as the One Big Beautiful Bill Act, was signed into law. The Act, among other provisions, extended certain key elements of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. The effects of OBBBA are reflected in the consolidated financial statements for the year ended December 31, 2025.

The following table presents income tax expense (benefit) related to amounts presented in other comprehensive income (loss):

	Year Ended December 31,
	2025	2024	2023
Foreign currency translation	$2.4	$(2.3)	$(2.9)
Defined benefit plans	(0.8)	(0.1)	(0.3)
Total	$1.6	$(2.4)	$(3.2)

14. SERIES A CONVERTIBLE PREFERRED STOCK

On April 4, 2019, the Company issued and sold 1,000,000 shares of the Series A Convertible Preferred Stock (Convertible Preferred Stock) for $1.0 billion, or $1,000 per share, pursuant to an Investment Agreement between the Company and The Carlyle Group (Carlyle), dated November 8, 2018 (the Investment Agreement). As of December 31, 2025, the Company had authorized 1,400,000 shares of Convertible Preferred Stock.

In connection with the sale of the CCS segment that was completed subsequent to fiscal year end on January 9, 2026, the Company has redeemed its Convertible Preferred Stock. For further discussion of the sale of the CCS segment, see Note 19 in these consolidated financial statements.

Dividend Rights

The Convertible Preferred Stock ranked senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Convertible Preferred Stock had a liquidation preference of $1,000 per share. Holders of the Convertible Preferred Stock were entitled to a cumulative dividend at the rate of 5.5% per year, payable quarterly in arrears. If the Company did not declare and pay a dividend, the dividend rate would increase by 2.5% to 8.0% per year (and that rate would increase by an additional 0.50% every three months until such unpaid dividend is declared and paid, subject to a cap of 11.0% per year) until all accrued but unpaid dividends have been paid in full. Dividends were payable in cash, in-kind through the issuance of additional shares of Convertible Preferred Stock or any combination of the two, at the Company’s option.

During the years ended December 31, 2025, 2024 and 2023, the Company paid dividends in-kind of $51.3 million, $65.2 million and $61.8 million, respectively, which were recorded as additional Convertible Preferred Stock on the Consolidated Balance Sheets. The Company paid a cash dividend of $17.6 million for the year ended December 31, 2025 but did not pay cash dividends for each of the years ended December 31, 2024 and 2023.

15. STOCKHOLDERS’ EQUITY

Equity-Based Compensation Plans

In 2019, the Company’s stockholders approved the 2019 Long-Term Incentive Plan authorizing 8.0 million shares for issuance, plus additional shares underlying awards outstanding under the predecessor plans. Subsequently, in each of the years 2020 through 2025, the Company’s stockholders approved the Amended and Restated 2019 Long-Term Incentive Plan (the 2019 Plan) and authorized an additional aggregate 40.25 million shares for issuance. All future equity awards will be made from the 2019 Plan. Awards under the 2019 Plan may include stock options, stock appreciation rights, restricted stock, stock units (including RSUs) and deferred stock units), performance awards (represents any of the awards already listed with a performance-vesting component), other stock-based awards and cash-based awards. As of December 31, 2025, there were 9.2 million shares available for future grants under the 2019 Plan.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

As of December 31, 2025, $29.1 million of total unrecognized compensation expense related to unvested stock options, RSUs and performance share units (PSUs) is expected to be recognized over a remaining weighted average period of 1.9 years. There were no significant capitalized equity-based compensation costs at December 31, 2025.

The following table shows a summary of the equity-based compensation expense included on the Consolidated Statements of Operations:

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative	$26.8	$15.2	$20.6
Research and development	2.6	3.2	7.8
Cost of sales	1.0	1.1	2.9
Total equity-based compensation expense	$30.4	$19.5	$31.3

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

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. The Company uses the Black-Scholes model to estimate the fair value of stock options at the date of grant. These awards generally vest over five years following the grant date and have a contractual term of ten years. There were 0.3 million options outstanding as of December 31, 2025 with no intrinsic value and the majority were vested. There were no stock options granted during the years ended December 31, 2025, 2024 or 2023. The intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was not material.

Restricted Stock Units

RSUs entitle the holder to shares of common stock after a vesting period of generally three years. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity (in millions, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at December 31, 2024	11.4	$2.84
Granted	3.7	$6.14
Vested and shares issued	(5.5)	$3.79
Forfeited	(1.1)	$3.45
Non-vested share units at December 31, 2025	8.5	$3.59

The weighted average grant date fair value per unit of these awards granted during the years ended December 31, 2025, 2024 and 2023 was $6.14, $1.40 and $4.68, respectively. The total fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $21.0 million, $25.7 million and $40.0 million, respectively.

Performance Share Units

PSUs are stock awards in which the number of shares ultimately received by the employee depends on achievement toward a performance measure. Certain of the Company’s PSUs have an internal performance measure and vest at the end of three years, with the number of shares issued varying between 0% and 200% of the units granted. Beginning in 2025, the Company also granted PSUs

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

that vest over three years but are earned based on annual performance periods; these awards are divided into three equal tranches, each tied to the applicable annual internal performance measure, with each tranche payable between 0% and 200% of the units granted. The fair value of all such awards is determined on the date of grant based on the Company’s stock price.

The Company also has PSUs with a market condition based on the Company’s total stockholder return (TSR) ranking relative to the S&P 500 TSR for a three-year period. The number of shares issued under these awards can vary between 0% to 200% of the number of PSUs granted. The Company uses a Monte Carlo simulation model to estimate the fair value of PSUs with a market condition performance measure at the date of grant. Key assumptions used in the model include the risk-free interest rate, which reflects the yield on zero-coupon U.S. treasury securities, and stock price volatility, which is derived based on the historical volatility of the Company’s stock.

During the year ended December 31, 2025, certain PSUs expired as the market condition based on the Company’s TSR ranking relative to the S&P 500 TSR was not met. Consequently, no shares were issued related to these awards. In addition, in 2025, we recognized incremental stock‑based compensation expense related to certain TSR awards for which the service condition was accelerated, resulting in total performance attainment of 175% for the period.

The following table summarizes the PSU activity (in millions, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Non-vested share units at December 31, 2024	3.4	$7.30
Granted	1.8	$6.33
Performance award achievement adjustment	0.3	$9.69
Vested and shares issued	(2.0)	$8.40
Expired	(0.4)	$10.33
Forfeited	(0.5)	$6.68
Non-vested share units at December 31, 2025	2.6	$5.77

The weighted average grant date fair value per unit of these awards granted during the years ended December 31, 2025 and 2023 was $6.33 and $6.14, respectively. No PSUs were granted during the year ended December 31, 2024. The total fair value of PSUs that vested during the year ended December 31, 2025 was $16.4 million. No PSUs vested during the year ended December 31, 2024. The total fair value of PSUs that vested during the year ended December 31, 2023, was not material.

16. COMMITMENTS AND CONTINGENCIES

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities:

	Year Ended December 31,
	2025	2024	2023
Product warranty accrual, beginning of period	$14.3	$16.0	$23.8
Provision for warranty claims	14.1	13.8	4.4
Warranty claims paid	(10.2)	(15.5)	(12.3)
Foreign exchange	—	—	0.1
Product warranty accrual, end of period	$18.2	$14.3	$16.0

Vistance Networks, Inc.

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

17. INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION

Segment Information

The following is a brief description of the activities of the Company's reportable segments:

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

Aurora - The segment’s product solutions include cable modem termination systems, video infrastructure, public key infrastructure solutions, distribution and transmission equipment and cloud solutions that enable facility-based service providers to construct a state-of-the-art residential and metro distribution network.

Refer to Note 1 for discussion of product shifts and divestitures impacting the Company’s operating and reportable segment structure.

The following table provides summary financial information by reportable segment

	December 31,
	2025	2024
Identifiable segment-related assets: (1)
RUCKUS	$839.6	$886.5
Aurora	1,629.3	1,688.9
Total identifiable segment-related assets	2,468.9	2,575.4
Reconciliation to total assets:
Cash and cash equivalents	754.4	404.1
Deferred income tax assets	1,765.9	431.5
Divested and other business assets (2)	57.3	140.4
Assets held for sale	4,324.5	5,196.1
Total assets	$9,371.0	$8,747.5

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

(1)
Assets related to reportable segments largely include accounts receivable, inventories, property, plant and equipment, goodwill, intangible assets and certain limited other assets. All other items are reflected in Corporate and other. Accounts receivable and inventory are ascribed based on underlying sales or activity. Property, plant and equipment are attributed to a particular business segment based on that item’s primary user and reflect an allocation of certain corporate-shared assets. Intangible assets and goodwill are largely directly associated with a particular reporting unit and attributed on that basis.
(2)
The divested and other business assets line item above reflects certain inventory retained by the Company related to continuing involvement in divested businesses pursuant to the Vantiva Supply Agreement and the Amphenol MSA, as discussed in Note 4, as well as other corporate assets. As of December 31, 2025, inventory of $16.6 million related to the OWN segment and DAS business unit, $4.4 million related to the Passive Optical Network (PON) business line within the CCS segment that was not divested with the sale of the CCS segment and $36.3 million related to corporate and other assets. As of December 31, 2024, inventory of $14.5 million related to the Home business, $20.3 million related to the PON business and $105.6 million related to corporate and other assets.

The Company organizes its reportable segments based on the nature of products and services offered. Segment information is presented on the same basis that the Company's Chief Executive Officer, who is the CODM, uses to manage its segments, evaluate financials results and make key operating decisions. The Company’s measurement of segment performance is adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization). The Company defines adjusted EBITDA as operating income (loss), adjusted to exclude depreciation, amortization of intangible assets, restructuring costs, asset impairments, equity-based compensation, transaction, transformation and integration costs and other items that the Company believes are useful to exclude in the evaluation of operating performance from period to period because these items are not representative of the Company’s recurring business.

These financial metrics are used to view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions and monitor budget-to-actual variances on a monthly basis. To manage operations and make decisions regarding resource allocations, the Company’s CODM is regularly provided and reviews expense information at a consolidated level for each segment. Each segment has a manager responsible for executing the Company’s strategic initiatives.

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the year ended December 31, 2025:

	RUCKUS (1)	Aurora	Corporate and other (2)	Total
Net sales	$698.9	$1,232.7	$—	$1,931.6

Cost and expenses:
Segment cost of sales	241.2	709.2	24.3
Segment operating expenses	334.2	285.9	66.0
Addback: Depreciation	(4.0)	(14.3)	(2.9)
Segment adjusted EBITDA	127.5	251.9	(87.4)	292.0
Amortization of intangible assets				(138.4)
Restructuring costs, net				(19.7)
Equity-based compensation				(30.4)
Transaction, transformation and integration costs				(29.9)
Other				(4.8)
Depreciation				(21.2)
Operating income				47.6
Other expense, net				7.3
Income from continuing operations before income taxes				$54.9

Depreciation	$4.0	$14.3	$2.9	$21.2
Additions to property, plant and equipment	$3.5	$7.8	$11.7	$23.0
(1)
Includes activity of the OneCell business for periods prior to its disposition.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

(2)
The corporate and other category above primarily reflects general corporate costs that were previously allocated to the CCS segment, OWN segment and DAS business unit. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA. The corporate and other costs related to the CCS segment will be reallocated to the Company’s remaining segments beginning in the first quarter of 2026.

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the year ended December 31, 2024:

	RUCKUS (1)	Aurora	Corporate and other (2)	Total
Net sales	$546.3	$835.8	$0.5	$1,382.6

Cost and expenses:
Segment cost of sales	241.4	522.3	12.7
Segment operating expenses	280.0	226.0	107.2
Addback: Depreciation	(6.5)	(18.5)	(6.5)
Segment adjusted EBITDA	31.4	106.0	(112.9)	24.5
Amortization of intangible assets				(165.1)
Restructuring costs, net				(36.7)
Equity-based compensation				(19.5)
Transaction, transformation and integration costs				(63.4)
Depreciation				(31.5)
Operating loss				(291.7)
Other expense, net				18.8
Loss from continuing operations before income taxes				$(272.9)

Depreciation	$6.5	$18.5	$6.5	$31.5
Additions to property, plant and equipment	$1.9	$3.5	$6.4	$11.8
(1)
Includes activity of the OneCell business for periods prior to its disposition.
(2)
The corporate and other category above primarily reflects general corporate costs that were previously allocated to the CCS segment, OWN segment and DAS business unit. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA. The corporate and other costs related to the CCS segment will be reallocated to the Company’s remaining segments beginning in the first quarter of 2026.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the year ended December 31, 2023:

	RUCKUS (1)	Aurora	Corporate and other (2)	Total
Net sales	$767.7	$1,095.6	$0.5	$1,863.8
Acquisition-related adjustments (3)	1.3	—	—	1.3
Segment net sales	769.0	1,095.6	0.5	1,865.1

Cost and expenses:
Segment cost of sales	303.1	640.3	20.5
Segment operating expenses	334.6	262.0	175.8
Addback: Depreciation	(9.5)	(23.4)	(13.5)
Segment adjusted EBITDA	140.8	216.7	(182.3)	175.2
Amortization of intangible assets				(227.0)
Restructuring costs, net				(29.4)
Equity-based compensation				(31.3)
Asset impairments				(472.3)
Transaction, transformation and integration costs				(27.1)
Acquisition accounting adjustments				(1.3)
Patent claims and litigation settlements				3.5
Recovery of Russian accounts receivable				2.0
Cyber incident costs				(5.5)
Depreciation				(46.4)
Operating loss				(659.6)
Other expense, net				86.6
Loss from continuing operations before income taxes				$(573.0)

Depreciation	$9.5	$23.4	$13.5	$46.4
Additions to property, plant and equipment	$3.0	$13.1	$16.3	$32.4
(1)
Includes activity of the OneCell business for periods prior to its disposition.
(2)
The corporate and other category above primarily reflects general corporate costs that were previously allocated to the CCS segment, OWN segment, DAS business unit and Home segment. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2024, the corporate and other costs related to the Home segment have been reallocated to the Company’s remaining segments and partially offset by income from the Vantiva TSA. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA. The corporate and other costs related to the CCS segment will be reallocated to the Company’s remaining segments beginning in the first quarter of 2026.
(3)
Reflects ARRIS acquisition accounting adjustments related to reducing deferred revenue to its estimated fair value.

Customer and Supplier Information

Net sales to Comcast Corporation and affiliates (Comcast) accounted for approximately 35%, 21% and 20% for the years ended December 31, 2025, 2024 and 2023, respectively. Net sales to Charter Communications, Inc. (Charter) accounted for approximately 13% and 14% for the years ended December 31, 2024 and 2023, respectively. Other than Comcast and Charter, no direct customer accounted for 10% or more of the Company’s total net sales during the years ended December 31, 2025, 2024 or 2023. Accounts receivable from Comcast and TD Synnex Corporation (TD Synnex) represented approximately 42% and 11%, respectively, of accounts receivable as of December 31, 2025, and 25% and 16%, respectively, as of December 31, 2024. Other than Comcast and TD Synnex, no direct customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2025 or 2024. Comcast and Charter are customers of the Aurora and RUCKUS segments, and TD Synnex is a customer of the RUCKUS segment.

Vistance Networks, Inc.

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

Related Party Transactions

For a discussion of the Convertible Preferred Stock issued to Carlyle to finance the ARRIS acquisition, see Note 14 in these consolidated financial statements. Other than transactions related to the Convertible Preferred Stock and the Company’s continuing involvement with Vantiva discussed in Note 4, there were no material related party transactions for the years ended December 31, 2025, 2024 or 2023.

Geographic Information

Sales to customers located outside of the U.S. comprised 28.5%, 33.3% and 31.0% of total net sales during the years ended December 31, 2025, 2024 and 2023, respectively. Sales by geographic region, based on the destination of product shipments or service provided, were as follows:

	Year Ended December 31, 2025
	RUCKUS (1)	Aurora	Total
Geographic Region:
United States	$418.5	$962.2	$1,380.7
Europe, Middle East and Africa	144.6	81.0	225.6
Asia Pacific	99.0	52.9	151.9
Caribbean and Latin America	23.6	65.0	88.6
Canada	13.2	71.6	84.8
Consolidated net sales	$698.9	$1,232.7	$1,931.6
(1)
Includes activity of the OneCell business for periods prior to its disposition.

	Year Ended December 31, 2024
	RUCKUS (1)	Aurora	Corporate and other (2)	Total
Geographic Region:
United States	$327.4	$595.1	$—	$922.5
Europe, Middle East and Africa	107.1	53.2	0.5	160.8
Asia Pacific	79.7	42.2	—	121.9
Caribbean and Latin America	23.1	75.0	—	98.1
Canada	9.0	70.3	—	79.3
Consolidated net sales	$546.3	$835.8	$0.5	$1,382.6
(1)
Includes activity of the OneCell business for periods prior to its disposition.
(2)
The corporate and other category above includes the activity from a business line within the CCS segment that was not divested with the sale of the CCS segment.

Long-lived assets, excluding intangible assets, consist substantially of property, plant and equipment and right of use assets. The Company’s long-lived assets, excluding intangible assets, located in the U.S., EMEA, APAC and CALA regions represented the following percentages of such long-lived assets: 80%, 2%, 10% and 8%, respectively, as of December 31, 2025 and 71%, 6%, 17% and 6%, respectively, as of December 31, 2024.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The unaudited interim financial information below has been recast to reflect the discontinuation of the CCS segment, OWN segment, DAS business unit and Home business. For further information on discontinued operations, see Note 4 in these consolidated financial statements.

	First Quarter 2025	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025
Net sales	$388.1	$512.7	$516.3	$514.5
Gross profit	197.6	279.6	244.4	234.3
Operating income (loss)	(16.3)	48.1	18.7	(2.9)
Income (loss) from continuing operations	341.1	32.0	1.5	(50.3)
Net income	784.0	31.8	108.4	1,359.5
Net income attributable to common stockholders	767.1	14.7	91.1	1,341.9
Basic earnings (loss) from continuing operations per share	$1.50	$0.07	$(0.07)	$(0.31)
Diluted earnings (loss) from continuing operations per share	$1.25	$0.07	$(0.07)	$(0.31)

	First Quarter 2024	Second Quarter 2024	Third Quarter 2024	Fourth Quarter 2024
Net sales	$296.5	$325.2	$345.7	$415.2
Gross profit	118.9	141.2	168.5	176.5
Operating loss	(128.0)	(57.1)	(59.0)	(47.6)
Loss from continuing operations	(63.7)	(74.2)	(47.1)	(21.0)
Net income (loss)	(333.7)	44.4	(33.0)	6.8
Net income (loss) attributable to common stockholders	(349.7)	28.2	(49.4)	(9.8)
Basic loss from continuing operations per share	$(0.38)	$(0.42)	$(0.29)	$(0.17)
Diluted loss from continuing operations per share	$(0.38)	$(0.42)	$(0.29)	$(0.17)

19. SUBSEQUENT EVENTS

On January 9, 2026, the Company completed the previously announced sale of its CCS segment to Amphenol pursuant to the Purchase Agreement, dated as of August 3, 2025, in which Amphenol acquired the CCS segment on a cash-free, debt-free basis, in exchange for approximately $10.5 billion in cash, subject to certain adjustments.

In connection with the transaction, on the closing date, the Company repaid in full all outstanding indebtedness using a portion of the proceeds from the transaction and terminated all outstanding commitments under each of its Revolving Credit Agreement dated as of April 4, 2019, which provided for the Revolving Credit Facility in an aggregate principal amount of up to $750.0 million, and Term Loan Credit Agreement dated as of December 17, 2024, which provided for the 2029 Term Loan in an aggregate outstanding principal amount of $3,150 million.

In connection with the transaction, on the closing date, the Company satisfied and discharged the indentures governing the (1) $1,000.0 million in outstanding aggregate principal amount of the 2031 Secured Notes, (2) $951.0 million in outstanding aggregate principal amount of the 2029 Secured Notes, (3) $641.6 million in outstanding aggregate principal amount of the 2028 Notes, (4) $866.9 million in outstanding aggregate principal amount of the 8.25% 2027 Notes and (5) $750.0 million in outstanding aggregate principal amount of the 5.00% 2027 Notes (Notes). In connection therewith, on the closing date, notices of full redemption were issued to holders of all of the outstanding Notes, calling all outstanding Notes for redemption on January 26, 2026 using a portion of the proceeds from the transaction, and all outstanding Notes were redeemed on that date.

Vistance Networks, Inc.

Notes to Consolidated Financial Statements-(Continued)

(In millions, unless otherwise noted)

In connection with the transaction, on the closing date, 100% of the Convertible Preferred Stock was redeemed by the Company for cash in accordance with the terms of the Certificate of Designations. Simultaneously with the consummation of the redemption, the Investment Agreement, dated as of November 8, 2018, by and among the Company and Carlyle pursuant to which such Convertible Preferred Stock was initially purchased, and all rights and obligations of the parties under the Investment Agreement, were terminated.

On January 13, 2026, the Company filed with the Secretary of State of the State of Delaware a Second Amended and Restated Certificate of Incorporation to change the Company’s corporate name from CommScope Holding Company, Inc. to Vistance Networks, Inc., effective January 14, 2026. The Company’s common stock will continue to trade on the NASDAQ Stock Market, but effective as of January 14, 2026, it is trading under the ticker symbol “VISN”.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on the COSO internal control criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

Our officers and directors did not enter into, modify or terminate any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Code of Ethics for Principal Executive and Senior Financial and Accounting Officers

We have adopted the Vistance Networks, Inc. Code of Ethics for Principal Executive and Senior Financial and Accounting Officers (the Senior Officer Code of Ethics), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Senior Officer Code of Ethics is publicly available on our website at www.vistancenetworks.com. If we make an amendment to, or grant a waiver from, a provision of the Senior Officer Code of Ethics, we will disclose the nature of such waiver or amendment on our website.

Insider Trading Policy

We have an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and other employees (and certain other persons). We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our insider trading policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed as Part of this Report:
1.
Audited Consolidated Financial Statements

The following consolidated financial statements of Vistance Networks, Inc. are included under Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

2.
Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.
List of Exhibits. See Index of Exhibits included herein.

Index of Exhibits

	Exhibit No.	Description

*	2.1

Purchase Agreement, dated as of July 18, 2024, by and between Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) and Amphenol Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

*	2.2

Purchase Agreement, dated August 3, 2025, by and between Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) and Amphenol Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on August 7, 2025).

*	3.1

Second Amended and Restated Certificate of Incorporation of Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on January 15, 2026).

*	3.2	Certificate of Designations Designating Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2019).
*	3.3

Certificate of Increase of Shares Designated as Series A Convertible Preferred Stock, par value $0.01 (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 29, 2024).

*	3.4

Seventh Amended and Restated By-Laws of Vistance Networks, Inc. (as adopted January 14, 2026) (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on January 15, 2026).

**	4.1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.
*	10.1	Form of Long-Term Cash Incentive Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2024).***
*	10.2

Form of Success Bonus Agreement between CommScope, LLC and Krista R. Bowen and Charles A. Gilstrap (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on October 30, 2025).***

*	10.3

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

Form of Severance Protection Agreement among CommScope, LLC (f/k/a CommScope, Inc.) and Kyle D. Lorentzen, Charles A. Gilstrap, Krista R. Bowen, Bartolomeo A. Giordano and Guy Sucharczuk (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K (File No. 001-36046), filed with the SEC on February 17, 2023).***

*	10.9

Severance Protection Agreement between Charles L. Treadway and CommScope, LLC (f/k/a CommScope, Inc.), dated October 4, 2022 (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K (File No. 001-36046), filed with the SEC on February 17, 2023).***

*	10.10

Severance Protection Agreement between Claudius E. Watts and CommScope, LLC (f/k/a CommScope, Inc.), dated October 4, 2022 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K (File No. 001-36046), filed with the SEC on February 17, 2023).***

*	10.11

Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.22 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190354), filed with the SEC on September 12, 2013).***

*	10.12

Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) Amended and Restated 2013 Long-Term Incentive Plan (as amended and restated effective February 21, 2017) (Incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 23, 2017).***

*	10.13

Form of Non-Qualified Stock Option Certificate under the Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on April 30, 2015).***

*	10.14

Amendment to Outstanding Options, effective March 7, 2016 (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on April 28, 2016).***

*	10.15

Form of Restricted Stock Unit Award Certificate under the Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) 2013 Long-Term Incentive Plan (for grants in 2016 and later) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on April 28, 2016).***

*	10.16

Form of Performance Share Unit Award Certificate under the Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) 2013 Long-Term Incentive Plan (for grants in 2016 and later) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on April 28, 2016).***

*	10.17

Form of Non-Qualified Stock Option Certificate under the Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) 2013 Long-Term Incentive Plan (for grants in 2016 and later) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on April 28, 2016).***

*	10.18

Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) Annual Incentive Plan, as amended and restated February 21, 2023. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36046), filed with the SEC on May 4, 2023).***

*	10.19

Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) Non-Employee Director Compensation Plan, as amended on February 19, 2019 (Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (File No. 001-36046), filed with the SEC on February 17, 2023).

*	10.20

Form of Restricted Stock Unit Award Certificate under the Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) Non-Employee Director Compensation Plan, which is operated as a subplan of the Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) 2019 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K (File No. 001-36046), filed with the SEC on February 17, 2023).

*	10.21

Form of Non-Qualified Stock Option Certificate under the Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) Amended and Restated 2013 Long-Term Incentive Plan (for grants to senior executive officers in 2019) (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on August 8, 2019).***

*	10.22

Form of Restricted Stock Unit Award Certificate under the Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) Amended and Restated 2019 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on October 1, 2020).***

*	10.23

Form of Performance Share Unit Award Certificate under the Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) Amended and Restated 2019 Long-Term Incentive Plan (service and average stock price vesting) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on October 1, 2020). ***

*	10.24

Form of Performance Share Unit Award Certificate under the Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) Amended and Restated 2019 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on May 5, 2022).***

*	10.25

Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) Deferred Compensation Plan (as amended and restated effective January 1, 2017) (Incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K (File No. 001-36146), filed with the SEC on February 23, 2017).***

*	10.26

Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) Amended and Restated 2019 Long-Term Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265198), filed with the SEC on May 24, 2023).***

*	18.1

Preferability Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm (Incorporated by Reference to Exhibit 18.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36146), filed with the SEC on August 8, 2019).

*	19.1

Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) Inside Information and Insider Trading Policy, effective May 18, 2023 (including Guidelines for a Rule 10b5-1 Plan) (Incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36046), filed with the SEC on February 29, 2024).

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

Vistance Networks, Inc. (f/k/a CommScope Holding Company, Inc.) Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36046), filed with the SEC on February 29, 2024).

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

VISTANCE NETWORKS, INC.

DATE: February 25, 2026	BY: /s/ Charles L. Treadway
Charles L. Treadway
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES L. TREADWAY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
Charles L. Treadway

/s/ KYLE D. LORENTZEN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Kyle D. Lorentzen

/s/ CHARLES A. GILSTRAP	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026
Charles A. Gilstrap

/s/ CLAUDIUS E. WATTS IV	Director and Chairman of the Board	February 25, 2026
Claudius E. Watts IV

/s/ STEPHEN C. GRAY	Director	February 25, 2026
Stephen C. Gray

/s/ L. WILLIAM KRAUSE	Director	February 25, 2026
L. William Krause

/s/ JOANNE M. MAGUIRE	Director	February 25, 2026
Joanne M. Maguire

/s/ THOMAS J. MANNING	Director	February 25, 2026
Thomas J. Manning

/s/ DERRICK A. ROMAN	Director	February 25, 2026
Derrick A. Roman

/s/ TIMOTHY T. YATES	Director	February 25, 2026
Timothy T. Yates