Form 10-Q
period 2026-03-31
Vistance Networks, Inc.
filed 2026-04-30
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-36146

Vistance Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-4332098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2601 Telecom Parkway

Richardson, Texas

(Address of principal executive offices)

75082

(Zip code)

(972) 952-9700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VISN	The NASDAQ Stock Market

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

As of April 20, 2026, there were 225,569,631 shares of common stock outstanding.

Vistance Networks, Inc.

Form 10-Q

March 31, 2026

PART 1 – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vistance Networks, Inc.
Condensed Consolidated Statements of Operations
(Unaudited -- In millions, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$471.8	$388.1
Cost of sales	238.1	190.5
Gross profit	233.7	197.6
Transition service agreement income	1.1	8.7
Operating expenses:
Selling, general and administrative	109.2	108.9
Research and development	58.2	66.2
Amortization of purchased intangible assets	34.1	36.3
Restructuring costs, net	9.6	11.2
Total operating expenses	211.1	222.6
Operating income (loss)	23.7	(16.3)
Other income (expense), net	2.1	(4.5)
Interest income	20.7	4.4
Income (loss) from continuing operations before income taxes	46.5	(16.4)
Income tax benefit	185.2	357.5
Income from continuing operations	231.7	341.1
Income from discontinued operations, net of income tax expense of $1,609.6 and $413.8, respectively	5,276.3	442.9
Net income	5,508.0	784.0
Series A convertible preferred stock dividends	(1.7)	(16.9)
Net income attributable to common stockholders	$5,506.3	$767.1

Basic:
Earnings from continuing operations per share	$1.02	$1.50
Earnings from discontinued operations per share	23.43	2.05
Earnings per share	$24.45	$3.55

Diluted:
Earnings from continuing operations per share	$0.97	$1.25
Earnings from discontinued operations per share	22.18	1.63
Earnings per share	$23.15	$2.88

Weighted average shares outstanding:
Basic	225.2	216.3
Diluted	237.9	271.9

See notes to unaudited condensed consolidated financial statements.

Vistance Networks, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited – In millions)

	Three Months Ended
	March 31,
	2026	2025
Comprehensive income:
Net income	$5,508.0	$784.0
Other comprehensive income, net of tax:
Foreign currency translation gain, net of reclassifications to net income	82.2	136.3
Pension and other postretirement benefit activity	19.2	—
Gain (loss) on hedging instruments	18.4	(1.4)
Total other comprehensive income, net of tax	119.8	134.9
Total comprehensive income	$5,627.8	$918.9

See notes to unaudited condensed consolidated financial statements.

Vistance Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share amounts)

	Unaudited March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$2,510.0	$754.4
Accounts receivable, net of allowance for doubtful accounts of $0.7 and $1.6, respectively	377.4	350.4
Inventories, net	336.9	310.4
Prepaid expenses and other current assets	99.5	56.5
Current assets held for sale	—	4,324.5
Total current assets	3,323.8	5,796.2
Property, plant and equipment, net of accumulated depreciation of $178.3 and $174.5, respectively	56.3	58.6
Goodwill	764.6	764.6
Other intangible assets, net	805.0	839.1
Deferred income taxes	303.9	1,765.9
Other noncurrent assets	189.4	146.6
Total assets	$5,443.0	$9,371.0
Liabilities and Stockholders' Equity (Deficit)
Accounts payable	$164.6	$213.3
Accrued and other liabilities	334.0	498.3
Current liabilities held for sale	—	783.9
Total current liabilities	498.6	1,495.5
Long-term debt	—	7,260.2
Deferred income taxes	69.4	67.2
Other noncurrent liabilities	280.5	273.5
Total liabilities	848.5	9,096.4
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	—	1,278.7
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: None and 1,278,653, respectively, Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 225,513,374 and 223,260,316, respectively	2.5	2.4
Additional paid-in capital	2,491.7	2,487.9
Retained earnings (accumulated deficit)	2,454.4	(3,040.8)
Accumulated other comprehensive income (loss)	1.1	(118.7)
Treasury stock, at cost: 19,766,856 shares and 18,665,426 shares, respectively	(355.2)	(334.9)
Total stockholders' equity (deficit)	4,594.5	(1,004.1)
Total liabilities and stockholders' equity (deficit)	$5,443.0	$9,371.0

See notes to unaudited condensed consolidated financial statements.

Vistance Networks, Inc.
Consolidated Statements of Cash Flows (1)
(Unaudited -- In millions)

	Three Months Ended
	March 31,
	2026	2025
Operating Activities:
Net income	$5,508.0	$784.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	39.1	78.0
Equity-based compensation	5.5	7.5
Deferred income taxes	1,465.5	13.3
Gain on disposal of discontinued operations	(7,007.9)	(869.7)
Noncash write-off of unamortized DFF and OID	101.3	—
Changes in assets and liabilities:
Accounts receivable	(2.1)	(149.9)
Inventories	(54.7)	(35.9)
Prepaid expenses and other assets	(21.4)	(49.0)
Accounts payable and other liabilities	(274.5)	20.5
Other	14.6	14.3
Net cash used in operating activities	(226.6)	(186.9)
Investing Activities:
Additions to property, plant and equipment	(2.2)	(15.5)
Net proceeds from divestitures	10,541.7	2,034.5
Net cash generated by investing activities	10,539.5	2,019.0
Financing Activities:
Long-term debt repaid	(7,370.8)	(2,049.0)
Long-term debt proceeds	—	50.0
Debt issuance costs	—	(5.7)
Redemption of convertible preferred stock	(1,278.7)	—
Dividends paid on Series A convertible preferred stock	(1.7)	—
Proceeds from the issuance of common shares under equity-based compensation plans	0.1	—
Tax withholding payments for vested equity-based compensation awards	(20.4)	(1.5)
Net cash used in financing activities	(8,671.5)	(2,006.2)
Effect of exchange rate changes on cash and cash equivalents	2.3	4.1
Change in cash, cash equivalents and restricted cash	1,643.7	(170.0)
Cash, cash equivalents and restricted cash at beginning of period	922.8	663.3
Cash, cash equivalents and restricted cash at end of period	2,566.5	493.3
Less: Restricted cash in prepaid expenses and other assets	56.5	—
Cash and cash equivalents at end of period	$2,510.0	$493.3

(1) The cash flows related to discontinued operations have not been segregated. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

See notes to unaudited condensed consolidated financial statements.

Vistance Networks, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited – In millions, except share amounts)

	Three Months Ended
	March 31,
	2026	2025
Number of common shares outstanding:
Balance at beginning of period	223,260,316	215,887,001
Issuance of shares under equity-based compensation plans	3,354,488	994,178
Shares surrendered under equity-based compensation plans	(1,101,430)	(299,567)
Balance at end of period	225,513,374	216,581,612
Common stock:
Balance at beginning of period	$2.4	$2.3
Issuance of shares under equity-based compensation plans	0.1	(0.1)
Balance at end of period	$2.5	$2.2
Additional paid-in capital:
Balance at beginning of period	$2,487.9	$2,514.2
Equity-based compensation	5.5	7.5
Dividends on Series A convertible preferred stock	(1.7)	(16.9)
Balance at end of period	$2,491.7	$2,504.8
Retained earnings (accumulated deficit):
Balance at beginning of period	$(3,040.8)	$(5,324.5)
Excise tax on preferred stock redemption	(12.8)	$—
Net income	5,508.0	784.0
Balance at end of period	$2,454.4	$(4,540.5)
Accumulated other comprehensive income (loss):
Balance at beginning of period	$(118.7)	$(344.5)
Other comprehensive income, net of tax	119.8	134.9
Balance at end of period	$1.1	$(209.6)
Treasury stock, at cost:
Balance at beginning of period	$(334.9)	$(303.6)
Net shares surrendered under equity-based compensation plans	(20.3)	(1.5)
Balance at end of period	$(355.2)	$(305.1)
Total stockholders' equity (deficit)	$4,594.5	$(2,548.2)

See notes to unaudited condensed consolidated financial statements.

Vistance Networks, Inc.

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2025 Annual Report. There were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026.

Concentrations of Risk and Related Party Transactions

Net sales to Comcast Corporation and affiliates (Comcast) accounted for approximately 39% and 21% of the Company’s total net sales during the three months ended March 31, 2026 and 2025, respectively. Net sales to TD Synnex Corporation (TD Synnex) accounted for 12% of the Company’s total net sales during the three months ended March 31, 2025. Other than Comcast and TD Synnex, no direct customer accounted for 10% or more of the Company’s net sales during the three months ended March 31, 2026 or 2025. Accounts receivable from Comcast and TD Synnex Corporation represented approximately 44% and 10%, respectively, of the Company’s accounts receivable as of March 31, 2026. Other than Comcast and TD Synnex, no direct customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2026. Comcast is a customer of the Aurora and RUCKUS segments, and TD Synnex is a customer of the RUCKUS segment.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

Other than transactions related to the Series A Convertible Preferred Stock (Convertible Preferred Stock) through the redemption date and the Company’s continuing involvement with Vantiva SA (Vantiva) discussed in Note 2, there were no material related party transactions during the three months ended March 31, 2026.

Vistance Networks, Inc.

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

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets:

	Three Months Ended
	March 31,
	2026	2025
Product warranty accrual, beginning of period	$18.2	$14.3
Provision for warranty claims	1.8	4.7
Warranty claims paid	(1.7)	(3.0)
Product warranty accrual, end of period	$18.3	$16.0

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

Restricted Cash

As a result of the termination of the Company’s term loan, the Company collateralized its outstanding letters of credit with cash deposits held by the issuing banks. These deposits were restricted as to withdrawal and were not available for general corporate purposes until the related letters of credit were reduced, expired or otherwise terminated. As of March 31, 2026, restricted cash totaled $56.5 million, of which $11.4 million and $45.1 million were included in prepaid expenses and other current assets and other noncurrent assets, respectively, in the accompanying Condensed Consolidated Balance Sheets.

Subsequent to March 31, 2026, upon entering into the Company’s asset‑based revolving credit facility in April 2026, the Company satisfied the applicable collateral requirements for its outstanding letters of credit, and the related cash deposits were returned and the restrictions released.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Asset Impairments

Goodwill

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. There were no goodwill impairments identified during the three months ended March 31, 2026 or 2025.

As of the last annual impairment test on October 1, 2025, the implied fair value of the Aurora reporting unit exceeded its carrying amount by approximately 9%. Considering the low headroom going forward for the Aurora reporting unit, there is a risk for future impairment in the event of further declines in general economic, market or business conditions or any significant unfavorable change in the forecasted cash flows, weighted average cost of capital or growth rates. If current and long-term projections for the Aurora reporting unit are not realized or decrease materially, the Company may be required to recognize additional goodwill impairment charges, and these charges could be material to the results of operations.

Long-lived Assets

Long-lived assets, which include property, plant and equipment, intangible assets with finite lives and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to their estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions and as part of discontinued operations, there were no definite-lived intangible or other long-lived asset impairments identified during the three months ended March 31, 2026 or 2025.

Income Taxes

For the three months ended March 31, 2026, the Company recognized an income tax benefit of $185.2 million on pretax income of $46.5 million. The Company’s income taxes were less than the statutory rate of 21.0% for the three months ended March 31, 2026, primarily due to $196.6 million of tax benefit recognized in the quarter associated with a tax planning strategy.

For the three months ended March 31, 2025, the Company recognized an income tax benefit of $357.5 million on a pretax loss of $16.4 million. The Company’s income taxes for the three months ended March 31, 2025, were favorably impacted by $361.1 million of tax benefit recognized in the quarter associated with a tax planning strategy, as well as the tax benefit related to federal tax credits. Offsetting these benefits were the unfavorable impacts of $29.6 million of an additional valuation allowance recorded in the quarter related to current year federal and state interest limitation carryforwards and U.S. anti-deferral provisions.

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

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

For the three months ended March 31, 2026 and 2025, 2.6 million and 7.7 million, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met.

The following table presents the basis for the EPS computations (in millions, except per share data):

	March 31,
	2026	2025
Numerator:
Income from continuing operations	$231.7	$341.1
Income from discontinued operations, net of tax	5,276.3	442.9
Net income	$5,508.0	$784.0
Dividends on Series A convertible preferred stock	(1.7)	(16.9)
Net income attributable to common stockholders	$5,506.3	$767.1

Denominator:
Weighted average common shares outstanding – basic	225.2	216.3
Dilutive effect of equity-based awards	8.0	11.0
Dilutive effect of as-if converted Series A convertible preferred stock	4.7	44.6
Weighted average common shares outstanding – diluted	237.9	271.9

Basic:
Earnings from continuing operations per share	$1.02	$1.50
Earnings from discontinued operations per share	23.43	2.05
Earnings per share	$24.45	$3.55

Diluted:
Earnings from continuing operations per share	$0.97	$1.25
Earnings from discontinued operations per share	22.18	1.63
Earnings per share	$23.15	$2.88

Recent Accounting Pronouncements

Adopted During the Three Months Ended March 31, 2026

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The new guidance is expected to provide decision-useful information to investors and other financial statement users while reducing the time and effort necessary to analyze and estimate credit losses for current accounts receivable and current contract assets. The amendments in this update introduce a practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. The guidance is effective for the Company on a prospective basis, beginning January 1, 2026 for the interim and annual periods. The Company has elected to apply this practical expedient to determine expected credit losses for current accounts receivable and contract assets, assuming conditions as of the balance sheet date do not change for the remaining life of the asset. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Vistance Networks, Inc.

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

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The new guidance clarifies certain aspects of hedge accounting guidance and addresses incremental hedge accounting issues arising from the global reference rate reform initiative. The ASU aims to align hedge accounting more closely with the economics of an entity’s risk management activities, enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. The guidance is effective for the Company beginning January 1, 2027 for the interim and annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the condensed consolidated financial statements.

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

Vistance Networks, Inc.

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

2. DIVESTITURES

CCS Segment:

On January 9, 2026, the Company completed the previously announced sale of the CCS segment to Amphenol Corporation (Amphenol), a Delaware corporation, pursuant to the Purchase Agreement dated August 3, 2025, in exchange for net cash consideration of $10.5 billion. The proceeds are net of $81.3 million of transaction expenses and $204.4 million of cash included in the assets sold. The CCS segment provides wired infrastructure for data centers, enterprises and service providers on a global scale.

The CCS segment met the “held for sale” criteria per ASC 360-10 in the fourth quarter of 2025, and the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on its operations and financial results. As such, the results of operations directly attributable to the CCS segment have been reclassified to discontinued operations per ASC 205-20 on the Condensed Consolidated Statements of Operations, retrospectively for all periods presented beginning in the fourth quarter of 2025. In addition, all assets and liabilities of the CCS segment were classified as assets and liabilities held for sale on the Condensed Consolidated Balance Sheets as of December 31, 2025. Upon the closing of the transaction, the Company recognized a gain of $5.4 billion on the disposal of the CCS segment, which is included in income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026.

In connection with the transaction, on the closing date, the Company repaid in full all outstanding indebtedness using a portion of the proceeds from the transaction and terminated all outstanding commitments under each of its then-existing (x) revolving credit agreement, dated as of April 4, 2019 (as amended, the Prior Revolving Credit Agreement), which provided for a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $750.0 million (the Prior Revolving Credit Facility), and (y) term loan credit agreement, dated as of December 17, 2024 (as amended, the Prior Term Loan Credit Agreement), which provided for a senior secured term loan credit facility (the 2029 Term Loan) in an aggregate outstanding principal amount of $3,150 million. Also, the Company satisfied and discharged the indentures governing the (1) $1,000.0 million in outstanding aggregate principal amount of the 2031 Secured Notes, (2) $951.0 million in outstanding aggregate principal amount of the 2029 Secured Notes, (3) $641.6 million in outstanding aggregate principal amount of the 2028 Notes, (4) $866.9 million in outstanding aggregate principal amount of the 8.25% 2027 Notes and (5) $750.0 million in outstanding aggregate principal amount of the 5.00% 2027 Notes (collectively, the Notes). On the closing date of the transaction, notices of full redemption were issued to holders of all of the outstanding Notes, calling all outstanding Notes for redemption on January 26, 2026 using a portion of the proceeds from the transaction, and all outstanding Notes were redeemed on January 26, 2026. The Company subsequently wrote-off $101.3 million of unamortized debt issuance costs and original issuance discount associated with the debt redemption which were recorded in interest expense within income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026. The Company also recorded a loss of $11.3 million on the extinguishment of debt which was recorded in other expense within income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026.

In addition, on the closing date of the transaction, the Company redeemed 100% of the Convertible Preferred Stock for $1.3 billion of cash in accordance with the terms of the Certificate of Designations. Simultaneously with the consummation of the redemption, the Investment Agreement, dated as of November 8, 2018, by and among the Company and Carlyle Partners VII S1 Holdings, L.P. (Carlyle) pursuant to which such Convertible Preferred Stock was initially purchased, and all rights and obligations of the parties under the Investment Agreement, were terminated.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

In connection with the transaction, the Company entered into a Transition Service Agreement (Amphenol TSA) (as described below under “Transition Service Agreements”).

OWN Segment and DAS business unit:

In January 2025, the Company completed the sale of the OWN segment and the DAS business unit to Amphenol, pursuant to the Purchase Agreement dated July 18, 2024, in exchange for net cash consideration of $2.0 billion. The proceeds are net of $9.1 million of transaction expenses and $83.2 million of cash included in the assets sold.

The OWN segment and DAS business unit met the “held for sale” criteria per ASC 360-10 in the third quarter of 2024, and the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on the Company’s operations and financial results. As such, the results of operations directly attributable to the OWN segment and DAS business unit have been reclassified to discontinued operations per ASC 205-20 on the Condensed Consolidated Statements of Operations, retrospectively for all periods presented beginning in the third quarter of 2024. Upon the closing of the transaction on January 31, 2025, the Company recognized a gain of $498.2 million on the disposal of the OWN segment and DAS business unit, which is included in income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025.

In connection with the transaction, the Company entered into several contractual arrangements with Amphenol, including the Amphenol TSA (as described below under “Transition Service Agreements”), Manufacturing Supply Agreement (Amphenol MSA), Sales and Supply Agreement and a Master Professional Services Agreement.

Under the Amphenol MSA, the Company continues to manufacture and supply certain products to the divested business. Under the terms of the Amphenol MSA, the Company was obligated to provide manufacturing services for a period of up to twelve months following the closing date of the transaction, unless earlier terminated by the parties. The agreement was entered into to facilitate the operational transition and ensure continuity of supply for Amphenol’s customers. Pursuant to the Amphenol MSA, the Company acquired components directly from Amphenol and was also responsible for procuring certain components from suppliers for the manufacturing of finished goods at the direction of Amphenol. As the Company does not obtain control of these components before they were transferred to Amphenol, the Company accounts for revenue associated with such components on a net basis. For the three months ended March 31, 2026 and 2025, the Company recognized net revenues of $(0.2) million and $1.6 million under the Amphenol MSA presented within income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations.

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

Home Networks business:

The Company completed the sale of the Home business to Vantiva SA (Vantiva) in January 2024. The Home business qualified as “held for sale” per ASC 360-10 in the fourth quarter of 2023 and was classified as a discontinued operation per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on the Company’s operations and financial results.

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

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes, for the three months ended March 31, 2026 and 2025:

	CCS		OWN		DAS		Home		Total
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Net sales	$87.4	$724.1	$(0.2)	$86.9	$—	$11.7	$—	$4.2	$87.2	$826.9
Cost of sales	59.2	453.1	—	49.8	—	10.0	—	4.3	59.2	517.2
Gross profit (loss)	28.2	271.0	(0.2)	37.1	—	1.7	—	(0.1)	28.0	309.7

Operating expenses:
Selling, general and administrative	7.5	85.3	—	15.5	—	3.7	—	(2.6)	7.5	101.9
Research and development	1.9	17.7	—	3.1	—	3.0	—	—	1.9	23.8
Amortization of purchased intangible assets	—	17.7	—	—	—	—	—	—	—	17.7
Restructuring costs, net	0.1	—	—	—	—	—	—	—	0.1	—
Total operating expenses	9.5	120.7	—	18.6	—	6.7	—	(2.6)	9.5	143.4
Operating income (loss)	18.7	150.3	(0.2)	18.5	—	(5.0)	—	2.5	18.5	166.3
Interest expense (1)	(129.1)	(173.7)	—	—	—	—	—	—	(129.1)	(173.7)
Other expense, net (2)	(11.4)	(4.6)	—	(1.0)	—	—	—	—	(11.4)	(5.6)
Income (loss) from operations of discontinued businesses before income taxes	(121.8)	(28.0)	(0.2)	17.5	—	(5.0)	—	2.5	(122.0)	(13.0)
Gain (loss) on disposal of discontinued operations before income taxes	7,007.9	—	—	869.7	—	—	—	—	7,007.9	869.7
Income tax (expense) benefit	(1,609.6)	(23.4)	—	(391.0)	—	1.2	—	(0.6)	(1,609.6)	(413.8)
Income (loss) from discontinued operations, net of income taxes	$5,276.5	$(51.4)	$(0.2)	$496.2	$—	$(3.8)	$—	$1.9	$5,276.3	$442.9

(1)
In connection with the sale of the CCS segment that was completed on January 9, 2026, the terms of the Purchase Agreement with Amphenol required that the CCS segment be transferred on a debt‑free basis, and therefore, the Company repaid its third‑party borrowings at closing using a portion of the proceeds from the sale of the CCS segment. Accordingly, all third-party debt obligations remained classified as long-term debt on the Condensed Consolidated Balance Sheets as of December 31, 2025. However, in accordance with accounting guidance, interest expense on debt that is required to be repaid as a direct result of a disposal transaction that qualifies as a discontinued operation is reported within discontinued operations. Because the closing of the divestiture required repayment of all outstanding third‑party debt due to the contractual requirement to deliver the business debt‑free, all interest expense, including the write-off of $101.3 million of unamortized debt issuance costs and original issuance discount associated with the debt redemption, has been presented within discontinued operations for all years presented.
(2)
Other expense, net includes a loss of $11.3 million on the extinguishment of debt, for the three months ended March 31, 2026, associated with the divestiture of the CCS segment.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents balance sheet information for assets and liabilities held for sale related to the discontinued operations:

December 31, 2025
Cash and cash equivalents	$168.4
Accounts receivable, net	626.5
Inventories, net	512.4
Prepaid expenses and other current assets	76.5
Property, plant, and equipment, net	293.4
Goodwill	2,160.6
Other intangible assets, net	186.0
Deferred income taxes	107.0
Other assets	193.7
Total current assets held for sale	$4,324.5

Accounts payable	$422.2
Accrued and other liabilities	339.6
Deferred income taxes	22.2
Total current liabilities held for sale	$784.0

The following table presents the details of the gain on disposal of the CCS segment and the OWN segment and DAS business unit, collectively:

	CCS	OWN/DAS
	January 9, 2026	January 31, 2025
Cash consideration received (net of cash acquired)	$10,541.7	$2,034.5
Transaction expense	(81.3)	(9.1)
Total disposal consideration	10,460.4	2,025.4
Carrying value of net assets sold	(3,326.1)	(1,057.8)
Gain on disposal before income taxes and reclassification of foreign currency translation and other	7,134.3	967.6
Reclassification of foreign currency translation and other (1)	(126.4)	(97.9)
Gain on disposal before income taxes	7,007.9	869.7
Income tax expense	(1,652.9)	(386.6)
Gain on disposal, net of income taxes	$5,355.0	$483.1
(1)
Includes the reclassifications of foreign currency translation, defined benefit plan activity and hedging instrument amounts from accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets related to the divestiture of the CCS segment during the first quarter of 2026. Includes the reclassification of foreign currency translation from accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets related to the divestiture of the OWN segment and DAS business unit during the first quarter of 2025.

The cash flows related to discontinued operations have not been segregated on the Condensed Consolidated Statements of Cash Flows, and accordingly, they include the results from continuing and discontinued operations. The following table summarizes the Company’s cash inflows related to the ongoing activities of the discontinued operations, including the Amphenol and Vantiva TSAs, as described below, and inventory sales resulting from the Amphenol MSA and Vantiva Supply Agreement, as described above:

	Three Months Ended
	March 31,
	2026	2025
Amphenol MSA inventory sales	$5.5	$1.2
Vantiva Supply Agreement and other inventory sales	—	4.3
Vantiva TSA fees	—	2.8

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table summarizes significant non-cash operating items of the discontinued operations included on the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2026	2025
Gain on disposal of discontinued operations	$7,007.9	$869.7
Depreciation and amortization	0.1	30.0
Additions to property, plant and equipment	1.1	13.1
Equity-based compensation	0.3	1.8

Transition Service Agreements

In conjunction with the closing of the sale of the OWN segment and DAS business unit, the Company entered into the Amphenol TSA. The terms of the Amphenol TSA vary based on the services provided thereunder and provide options to extend services for up to two renewal terms of three months each. Subsequent to the closing of the sale of the CCS segment, the Company extended the Amphenol TSA, including a reverse TSA for which the Company receives specified transition services from Amphenol for a defined transition period, with the ability to continue certain services for limited additional periods in accordance with the applicable services schedules. The Company is responsible for fees and related third‑party costs incurred in connection with the provision of such services, including applicable taxes, and may incur incremental costs if services are continued beyond the initial transition period. For the three months ended March 31, 2026 and 2025, the Company recognized income of $1.1 million and $7.1 million, respectively, under the Amphenol TSA. For the three months ended March 31, 2025, the Company recognized income of $1.6 million under the Vantiva TSA. TSA income is included in transition service agreement income within income (loss) from continuing operations on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2026, the Company incurred costs of $4.0 million under the reverse TSA, which is primarily included in selling, general and administrative expenses within income (loss) from continuing operations on the Condensed Consolidated Statements of Operations.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

See Note 6 for the presentation of net sales by segment and geographic region.

Allowance for Doubtful Accounts

	Three Months Ended
	March 31,
	2026	2025
Allowance for doubtful accounts, beginning of period	$1.6	$1.6
Provision (benefit)	(0.9)	0.5
Foreign exchange and other	—	0.2
Allowance for doubtful accounts, end of period	$0.7	$2.3

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers:

Contract Balance Type	Balance Sheet Location	March 31, 2026	December 31, 2025
Unbilled accounts receivable	Accounts receivable, net of allowance for doubtful accounts	$4.3	$9.4

Deferred revenue – current	Accrued and other liabilities	$122.4	$106.5
Deferred revenue – noncurrent	Other noncurrent liabilities	99.9	93.7
Total contract liabilities		$222.3	$200.2

There were no material changes to contract asset balances for the three months ended March 31, 2026 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2025 to March 31, 2026 was primarily due to upfront support billings to be recognized over the support term. During the three months ended March 31, 2026, the Company recognized $38.6 million of revenue related to contract liabilities recorded as of December 31, 2025.

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	March 31, 2026	December 31, 2025
Raw materials	$134.2	$133.7
Work in process	41.6	38.1
Finished goods	161.1	138.6
Total inventories, net	$336.9	$310.4

Accrued and Other Liabilities

	March 31, 2026	December 31, 2025
Deferred revenue	$122.4	$106.5
Compensation and employee benefit liabilities	60.2	162.7
Product warranty accrual	16.7	16.4
Operating lease liabilities	14.1	13.9
Other	120.6	198.8
Total accrued and other liabilities	$334.0	$498.3

Operating Lease Information

	Balance Sheet Location	March 31, 2026	December 31, 2025
Right of use assets	Other noncurrent assets	$51.1	$57.1

Lease liabilities – current	Accrued and other liabilities	$14.1	$13.9
Lease liabilities – noncurrent	Other noncurrent liabilities	51.9	55.5
Total lease liabilities		$66.0	$69.4

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss) (AOCI (AOCL))

The following table presents changes in AOCI (AOCL), net of tax:

	March 31,
	2026	2025
Foreign currency translation
Balance at beginning of period	$(81.6)	$(308.8)
Other comprehensive income (loss)	(6.5)	38.4
Amounts reclassified from AOCL	88.7	97.9
Balance at end of period	$0.6	$(172.5)

Defined benefit plan activity
Balance at beginning of period	$(18.7)	$(15.5)
Other comprehensive income	0.1	—
Amounts reclassified from AOCL	19.1	—
Balance at end of period	$0.5	$(15.5)

Hedging instruments
Balance at beginning of period	$(18.4)	$(20.2)
Other comprehensive loss	—	(1.4)
Amounts reclassified from AOCL	18.4	—
Balance at end of period	$—	$(21.6)
Net AOCI (AOCL) at end of period	$1.1	$(209.6)

During the three months ended March 31, 2026, the reclassification of foreign currency translation, defined benefit plan activity and hedging instrument amounts from net AOCI (AOCL) related to the divestiture of the CCS segment during the first quarter of 2026. During the three months ended March 31, 2025, the reclassification of foreign currency translation amount from net AOCI (AOCL) related to the divestiture of the OWN segment and DAS business during the first quarter of 2025. The reclassified amounts resulting from the divestitures were recorded in the gain (loss) on disposal included in income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations. See Note 2 for further discussion of the Company’s divestitures.

Cash Flow Information

	March 31,
	2026	2025
Cash paid during the period for:
Income taxes, net of refunds	$13.9	$20.5
Interest	105.1	222.0

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

5. FINANCING

	March 31, 2026	December 31, 2025
7.125% senior notes due July 2028	$—	$641.6
5.00% senior notes due March 2027	—	750.0
8.25% senior notes due March 2027	—	866.9
9.50% senior secured notes due December 2031	—	1,000.0
4.75% senior secured notes due September 2029	—	1,250.0
6.00% senior secured notes due March 2026	—	1,500.0
Senior secured term loan due December 2029	—	3,150.0
Senior secured revolving credit facility	—	200.0
Total principal amount of debt	—	7,359.5
Less: Original issue discount, net of amortization	—	(51.9)
Less: Debt issuance costs, net of amortization	—	(47.4)
Less: Current portion	—	—
Total long-term debt	$—	$7,260.2

In connection with the sale of the CCS segment that was completed on January 9, 2026, the Company repaid in full all outstanding indebtedness. For further discussion of the debt repayment and the divestiture of the CCS segment, see Note 2 in these condensed consolidated financial statements.

In addition, on April 7, 2026, the Company entered into a revolving credit agreement providing for a senior secured asset-based revolving credit facility (the New Revolving Credit Facility) available to the Company and certain of its U.S. subsidiaries designated as co-borrowers therein, in an aggregate principal amount of up to $300.0 million, subject to borrowing base availability. See Note 8 for further discussion of the New Revolving Credit Facility.

6. SEGMENTS AND GEOGRAPHIC INFORMATION

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

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides summary financial information by reportable segment:

	March 31, 2026	December 31, 2025
Identifiable segment-related assets: (1)
RUCKUS	$912.0	$839.6
Aurora	1,705.9	1,629.3
Total identifiable segment-related assets	2,617.9	2,468.9
Reconciliation to total assets:
Cash and cash equivalents	2,510.0	754.4
Deferred income tax assets	303.9	1,765.9
Divested and other business assets (2)	11.2	57.3
Assets held for sale	—	4,324.5
Total assets	$5,443.0	$9,371.0
(1)
Assets related to reportable segments largely include accounts receivable, inventories, property, plant and equipment, goodwill, intangible assets and certain limited other assets. All other items, except cash and cash equivalents and deferred income tax assets, are reflected in divested and other business assets. Accounts receivable and inventory are ascribed based on underlying sales or activity. Property, plant and equipment are attributed to a particular business segment based on that item’s primary user and reflect an allocation of certain corporate-shared assets. Intangible assets and goodwill are directly associated with a particular reporting unit and attributed on that basis.
(2)
The divested and other business assets line item above reflects certain inventory retained by the Company related to continuing involvement in divested businesses pursuant to the Amphenol MSA, as discussed in Note 2, as well as other corporate assets. As of March 31, 2026, inventory of $7.0 million related to the OWN segment and DAS business unit and $4.1 million related to the Passive Optical Network (PON) business line within the CCS segment that was not divested with the sale of the CCS segment. As of December 31, 2025, inventory of $16.6 million related to the OWN segment and DAS business unit, $4.4 million related to the PON business line and $36.3 million related to corporate and other assets.

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

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the three months ended March 31, 2026:

	RUCKUS	Aurora	Total
Net sales	$173.4	$298.4	$471.8

Cost and expenses:
Segment cost of sales	56.1	181.8
Segment operating expenses	81.1	69.4
Addback: Depreciation	(0.8)	(3.1)
Segment adjusted EBITDA	37.0	50.3	87.3
Amortization of intangible assets			(34.1)
Restructuring costs, net			(9.6)
Equity-based compensation			(5.3)
Transaction, transformation and integration costs			(10.7)
Depreciation			(3.9)
Operating income			23.7
Other income, net			22.8
Income from continuing operations before income taxes			$46.5

Depreciation	$0.8	$3.1	$3.9
Additions to property, plant and equipment	$0.3	$0.8	$1.1

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the three months ended March 31, 2025:

	RUCKUS	Aurora	Corporate and other (1)	Total
Net sales	$163.1	$225.0	$—	$388.1

Cost and expenses:
Segment cost of sales	62.0	127.3	1.0
Segment operating expenses	77.5	63.4	15.8
Addback: Depreciation	(1.3)	(3.9)	(0.9)
Segment adjusted EBITDA	24.9	38.2	(15.9)	47.2
Amortization of intangible assets				(36.3)
Restructuring costs, net				(11.2)
Equity-based compensation				(5.6)
Transaction, transformation and integration costs				(4.3)
Depreciation				(6.1)
Operating loss				(16.3)
Other expense, net				(0.1)
Loss from continuing operations before income taxes				$(16.4)

Depreciation	$1.3	$3.9	$0.9	$6.1
Additions to property, plant and equipment	$0.1	$1.2	$1.1	$2.4
(1)
The corporate and other category above primarily reflects general corporate costs that were previously allocated to the CCS segment, OWN segment and DAS business unit. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA. The corporate and other costs related to the CCS segment have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA beginning in the first quarter of 2026.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 30.5% of total net sales for the three months ended March 31, 2026, compared to 32.0% of total net sales for the three months ended March 31, 2025. Sales by geographic region, based on the destination of product shipments or service provided, were as follows:

	Three Months Ended March 31, 2026
	RUCKUS	Aurora	Total
Geographic Region:
United States	$85.7	$242.0	$327.7
Europe, Middle East and Africa	46.2	26.1	72.3
Asia Pacific	32.8	10.0	42.8
Caribbean and Latin America	6.1	8.3	14.4
Canada	2.6	12.0	14.6
Consolidated net sales	$173.4	$298.4	$471.8

	Three Months Ended March 31, 2025
	RUCKUS	Aurora	Total
Geographic Region:
United States	$105.3	$158.8	$264.1
Europe, Middle East and Africa	31.4	21.6	53.0
Asia Pacific	19.6	8.8	28.4
Caribbean and Latin America	3.9	15.1	19.0
Canada	2.9	20.7	23.6
Consolidated net sales	$163.1	$225.0	$388.1

7. RESTRUCTURING COSTS

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

The Company’s net pretax restructuring activity included in restructuring costs, net on the Condensed Consolidated Statements of Operations, by segment, was as follows:

	Three Months Ended
	March 31,
	2026	2025
RUCKUS	4.5	1.6
Aurora	5.1	8.4
Corporate and other (1)	—	1.2
Total	$9.6	$11.2

(1)
The corporate and other line item above reflects general corporate restructuring costs that were previously allocated to the CCS segment, OWN segment and DAS business unit. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA. The corporate and other costs related to the CCS segment have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA beginning in the first quarter of 2026.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	March 31, 2026	December 31, 2025
Accrued and other liabilities	$7.1	$3.9
Other noncurrent liabilities	0.6	0.3
Total restructuring liabilities	$7.7	$4.2

Vistance Restructuring Actions

During 2025, the Company substantially completed a restructuring program that was initiated in prior periods. As of December 31, 2025, the Company had accrued liabilities of $4.2 million related to this program, consisting of employee-related costs. These remaining obligations are expected to be settled in 2027.

Following the divestiture of the CCS segment that was completed on January 9, 2026, the Company initiated a new restructuring plan to right-size its cost structure and align operations with its revised business scope.

The following table presents activity in the Company’s accrued restructuring liabilities for the periods presented. The roll forward reflects a combined presentation of the remaining liabilities associated with the prior restructuring program and liabilities recognized under restructuring plans initiated in 2026:

	Employee-Related Costs	Other	Total
Balance at December 31, 2025	$4.2	$—	$4.2
Additional expense, net	9.4	0.2	9.6
Cash paid	(5.9)	(0.2)	(6.1)
Foreign exchange and other non-cash items	—	—	—
Balance at March 31, 2026	$7.7	$—	$7.7

The Company expects to make cash payments of $7.0 million during the remainder of 2026 and $0.7 million during 2027 to settle these restructuring actions. Additional restructuring actions are expected to be identified, and the resulting charges and cash requirements could be material.

8. SUBSEQUENT EVENTS

On April 7, 2026, the Company declared a one-time special cash distribution (the Special Distribution). The Special Distribution of $10.00 per share was paid on April 27, 2026, to stockholders of record of the Company’s common stock at the close of business on April 17, 2026.

In addition, on April 7, 2026, the Company entered into a revolving credit agreement with Citibank, N.A., as administrative agent and collateral agent, and the other lenders party thereto (the New Revolving Credit Agreement) providing for the New Revolving Credit Facility available to the Company and certain of its U.S. subsidiaries designated as co-borrowers therein, in an aggregate principal amount of up to $300.0 million (of which up to $100.0 million is available for letters of credit), subject to borrowing base availability.

On April 29, 2026, the Company’s board of directors approved a new share repurchase program, replacing the previous program, authorizing, but not obligating the repurchase of up to an aggregate of $100.0 million of the Company’s outstanding common stock. Repurchases under the stock repurchase programs may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, in each case subject to compliance with all Securities and Exchange Commission rules and other legal requirements and may be made in part under one or more Rule 10b5-1 and Rule 10b-18 plans, which permit stock repurchases at times when we might otherwise be precluded from doing so. The method, timing and amount of shares repurchased under the repurchase program will depend on several factors, including capital and liquidity requirements, market conditions and alternative uses for cash. The repurchase program does not have a set expiration date, but may be modified, suspended or discontinued at any time.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

On April 29, 2026, the Company entered into a definitive agreement (Agreement) with Belden Inc., a Delaware corporation (Belden), pursuant to which Belden has agreed to acquire the Company’s RUCKUS segment in exchange for $1.846 billion in cash, to be paid by Belden upon closing. The Company expects to incur approximately $150 million in transaction-related expenses and taxes. The sale is expected to close in the second half of 2026, subject to customary closing conditions, including receipt of applicable regulatory approvals. The RUCKUS segment provides wireless networks for enterprises and service providers.

The divestiture of the RUCKUS segment is expected to meet the “held for sale” criteria per ASC 360-10 in the second quarter of 2026, and the Company has determined that it represents a strategic shift that will have a major effect on the Company’s operations. As such, the results of operations of the RUCKUS segment will be reclassified to discontinued operations per ASC 205-20 on the Condensed Consolidated Statements of Operations retrospectively for all periods presented beginning in the second quarter of 2026. In addition, the assets and liabilities of the RUCKUS segment will be presented separately on the Condensed Consolidated Balance Sheets for both current and prior periods beginning in the second quarter of 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report, as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report).

We discuss certain financial measures in management’s discussion and analysis of financial condition and results of operations, including adjusted EBITDA, that differ from measures calculated in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.). See “Reconciliation of Non-GAAP Measures” included below for more information about these non-GAAP financial measures, including our reasons for including the measures and material limitations with respect to the usefulness of the measures.

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

Following the divestiture of the CCS segment that was completed on January 9, 2026, we initiated a new restructuring plan to right-size its cost structure and align operations with its revised business scope. As a result of this transaction, the new restructuring plan and our prior transformation initiative, we incurred $9.6 million and $11.2 million of net restructuring costs and $10.7 million and $4.3 million of transaction, transformation and integration costs during the three months ended March 31, 2026 and 2025, respectively. We expect to continue to incur such costs during 2026 as we continue executing on our current transformation initiative, and the resulting charges and cash requirements could be material.

In addition to the divestiture of the CCS segment, we completed the divestitures of our Home business, Outdoor Wireless Networks (OWN) segment and Distributed Antenna Systems (DAS) business unit during 2025 and 2024. Unless otherwise noted, the following discussions relate solely to our continuing operations. For further discussion of the discontinued operations related to our CCS segment, OWN segment, DAS business unit and Home business, see Note 2 in the Notes to Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K.

Our continuing operations results include general corporate costs that were previously allocated to the CCS segment, OWN segment and DAS business unit. These indirect costs, reflected on the corporate and other line item within our segment information below, are classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to our remaining segments and partially offset by income from our transition service agreement with Amphenol Corporation (Amphenol TSA). The corporate and other costs related to the CCS segment have been reallocated to our remaining segments and partially offset by income from our Amphenol TSA beginning in the first quarter of 2026.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies as disclosed in our 2025 Annual Report.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 WITH THE THREE MONTHS ENDED MARCH 31, 2025

	Three Months Ended
	March 31,
	2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)

Net sales	$471.8	100.0%	$388.1	100.0%	$83.7	21.6%
Gross profit	233.7	49.5	197.6	50.9	36.1	18.3
Operating income (loss)	23.7	5.0	(16.3)	(4.2)	40.0	NM
Core operating income (loss) (1)	23.7	5.0	5.2	1.3	18.5	355.8
Non-GAAP adjusted EBITDA (2)	87.3	18.5	47.2	12.2	40.1	85.0
Core adjusted EBITDA (1) (2)	87.3	18.5	63.1	16.3	24.2	38.4
Income from continuing operations	231.7	49.1	341.1	87.9	(109.4)	(32.1)
Diluted earnings from continuing operations per share	$0.97		$1.25		$(0.28)	(22.4)

NM – Not meaningful

(1)
Core financial measures reflect the results of the RUCKUS and Aurora segments, in the aggregate, and exclude general corporate costs that were previously allocated to the CCS segment, OWN segment and DAS business unit, since these costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, these costs related to the OWN segment and DAS business unit have been reallocated to our remaining segments and partially offset by income from our Amphenol TSA. These costs related to the CCS segment have been reallocated to our remaining segments and partially offset by income from our Amphenol TSA beginning in the first quarter of 2026. See “Segment Results” section below for the aggregation of our Core financial measures.
(2)
See “Reconciliation of Non-GAAP Measures” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Net sales

	Three Months Ended
	March 31,			%
	2026	2025	Change	Change
	(dollars in millions)
Net sales	$471.8	$388.1	$83.7	21.6%
Domestic	327.7	264.1	63.6	24.1
International	144.1	124.0	20.1	16.2

Net sales for the three months ended March 31, 2026 increased $83.7 million, or 21.6% compared to the prior year period primarily driven by increased sales volumes partially offset by lower pricing. The increase in net sales for the three months ended March 31, 2026 was driven by higher net sales of $73.4 million in the Aurora segment and $10.3 million in the RUCKUS segment.

From a regional perspective, for the three months ended March 31, 2026 compared to the prior year period, net sales increased in the U.S. by $63.6 million, the Europe, Middle East and Africa (EMEA) region by $19.3 million and the Asia Pacific (APAC) region by $14.4 million, but decreased in Canada by $9.0 million and the Caribbean and Latin America (CALA) region by $4.6 million. Net sales to customers located outside of the U.S. comprised 30.5% of total net sales for the three months ended March 31, 2026 compared to 32.0% for the three months ended March 31, 2025. Foreign exchange rate changes did not have a material impact on our net sales during the three months ended March 31, 2026 compared to the prior year period. For additional information on regional sales by segment, see “Segment Results” below and Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Gross profit, TSA income, SG&A expense and R&D expense

	Three Months Ended
	March 31,			%
	2026	2025	Change	Change
	(dollars in millions)
Gross profit	$233.7	$197.6	$36.1	18.3%
As a percent of sales	49.5%	50.9%
TSA income	1.1	8.7	(7.6)	(87.4)
As a percent of sales	0.2%	2.2%
SG&A expense	109.2	108.9	0.3	0.3
As a percent of sales	23.1%	28.1%
R&D expense	58.2	66.2	(8.0)	(12.1)
As a percent of sales	12.3%	17.1%

Gross profit (net sales less cost of sales)

Gross profit increased by $36.1 million for the three months ended March 31, 2026 compared to the prior year period primarily due to increased net sales volumes and lower input costs.

Transition service agreement income

Transition service agreement (TSA) income is related to the TSA we entered into with Amphenol in conjunction with the closing of the transactions to divest of the CCS segment, OWN segment and DAS business unit. Under the TSAs, we provide and receive certain post-closing support on a transitional basis. The TSAs have varying terms for duration, depending on the services provided thereunder, and provide for options to extend. For additional information related to the TSAs, see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Selling, general and administrative expense

For the three months ended March 31, 2026, selling, general and administrative (SG&A) expense increased by $0.3 million, but decreased as a percentage of sales, compared to the prior year period. The increase was primarily due to increased variable incentive compensation expense of $2.2 million and higher transaction costs of $6.4 million, mostly offset by a reduction in legal expense of $6.6 million and various other costs.

Research and development expense

Research and development (R&D) expense for three months ended March 31, 2026 decreased by $8.0 million due to lower spending within both the RUCKUS and Aurora segments, compared to the prior year period. R&D activities generally involve ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and Restructuring costs, net

	Three Months Ended
	March 31,			%
	2026	2025	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$34.1	$36.3	$(2.2)	(6.1)%
Restructuring costs, net	9.6	11.2	(1.6)	(14.3)

Amortization of purchased intangible assets

For the three months ended March 31, 2026, amortization of purchased intangible assets was lower compared to the prior year period because certain of our intangible assets became fully amortized.

Restructuring costs, net

The net restructuring costs recorded in the three months ended March 31, 2026 were primarily related to our new restructuring plan to right-size our cost structure and align operations with our revised business scope. For the three months ended March 31, 2026, our net restructuring costs were $9.6 million and we paid $6.1 million to settle restructuring liabilities. We expect to make cash payments of $7.0 million in the remainder of 2026 and $0.7 million during 2027 to settle our restructuring actions. Additional restructuring actions related to our restructuring efforts are expected to be identified, and the resulting charges and cash requirements could be material.

Other income (expense), net

	Three Months Ended
	March 31,			%
	2026	2025	Change	Change
	(dollars in millions)
Foreign currency gain (loss)	$1.1	$(3.3)	$4.4	NM
Other income (expense), net	1.0	(1.2)	2.2	NM

Foreign currency gain (loss)

Foreign currency gain (loss) includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The change in foreign currency gain (loss) for the three months ended March 31, 2026 compared to the prior year period was primarily driven by certain unhedged currencies.

Other income (expense), net

The change in other income (expense), net for the three months ended March 31, 2026 compared to the prior year period was not significant.

Interest expense, Interest income and Income taxes

	Three Months Ended
	March 31,			%
	2026	2025	Change	Change
	(dollars in millions)
Interest income	20.7	4.4	16.3	370.5
Income tax benefit	185.2	357.5	(172.3)	(48.2)

Interest expense and Interest income

In connection with the sale of the CCS segment that was completed on January 9, 2026, we repaid our third‑party debt at closing, and all interest expense was reported within discontinued operations. However, we expect to incur interest expense in the future. The increase in interest income compared to the prior year period was primarily driven by interest earned on the net proceeds related to the sale of the CCS segment.

Income tax benefit

For the three months ended March 31, 2026, we recognized an income tax benefit of $185.2 million on pretax income of $46.5 million. Our income taxes were less than the statutory rate of 21.0% for the three months ended March 31, 2026, primarily due to $196.6 million of tax benefit recognized in the quarter associated with a tax planning strategy.

For the three months ended March 31, 2025, we recognized an income tax benefit of $357.5 million on a pretax loss of $16.4. Our income taxes for the three months ended March 31, 2025, were favorably impacted by $361.1 million of tax benefit recognized in the quarter associated with a tax planning strategy, as well as the tax benefit related to federal tax credits. Offsetting these benefits were the unfavorable impacts of $29.6 million of an additional valuation allowance recorded in the quarter related to current year federal and state interest limitation carryforwards and U.S. anti-deferral provisions.

Segment Results

	Three Months Ended
	March 31,
	2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
RUCKUS	$173.4	36.8%	$163.1	42.0%	$10.3	6.3%
Aurora	298.4	63.2	225.0	58.0	73.4	32.6
Consolidated net sales	$471.8	100.0%	$388.1	100.0%	$83.7	21.6%

Operating income (loss) by segment:
RUCKUS	$8.7	5.0%	$7.0	4.3%	$1.7	24.3%
Aurora	15.0	5.0	(1.8)	(0.8)	16.8	NM
Core operating income (loss) (1)	23.7	5.0	5.2	1.3	18.5	355.8
Corporate and other (2)	—	NM	(21.5)	NM	21.5	NM
Consolidated operating income (loss)	$23.7	5.0%	$(16.3)	(4.2)%	$40.0	NM

Adjusted EBITDA by segment:
RUCKUS (3)	$37.0	21.3%	$24.9	15.3%	$12.1	48.6%
Aurora (3)	50.3	16.9	38.2	17.0	12.1	31.7
Core adjusted EBITDA (1) (3)	87.3	18.5	63.1	16.3	24.2	38.4
Corporate and other (2)	—	NM	(15.9)	NM	15.9	NM
Non-GAAP consolidated adjusted EBITDA (3)	$87.3	18.5%	$47.2	12.2%	$40.1	85.0%

NM – Not meaningful
(1)
Core financial measures reflect the results of the RUCKUS and Aurora segments, in the aggregate, and exclude general corporate costs that were previously allocated to the CCS segment, OWN segment and DAS business unit, since these costs were not directly attributable to these discontinued operations.
(2)
The corporate and other line item above primarily reflects general corporate costs that were previously allocated to the CCS segment, OWN segment and DAS business unit. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to our remaining segments and partially offset by income from the Amphenol TSA. The corporate and other costs related to the CCS segment have been reallocated to our remaining segments and partially offset by income from the Amphenol TSA beginning in the first quarter of 2026.
(3)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RUCKUS Segment

For the three months ended March 31, 2026, RUCKUS segment net sales increased compared to the prior year period primarily due to higher sales volumes, partially offset by lower pricing. From a regional perspective, for the three months ended March 31, 2026, RUCKUS segment net sales increased in the EMEA region by $14.8 million, the APAC region by $13.2 million and the CALA region by $2.2 million, but decreased in the U.S. by $19.6 million and Canada by $0.3 million, compared to the prior year period. Foreign exchange rate changes did not have a material impact on our RUCKUS segment net sales during the three months ended March 31, 2026.

For the three months ended March 31, 2026, RUCKUS segment operating income and adjusted EBITDA increased compared to the prior year period primarily due to higher sales volumes and lower R&D costs, partially offset by lower pricing and higher SG&A and input costs. RUCKUS segment operating income for the three months ended March 31, 2026, was unfavorably impacted by increases in transaction, transformation and integration costs of $7.4 million and restructuring costs of $2.9 million. Transaction, transformation and integration costs and restructuring costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Aurora

For the three months ended March 31, 2026, net sales increased in the Aurora segment compared to the prior year period primarily due to higher sales volumes in Access Technologies, partially offset by lower pricing. From a regional perspective, for the three months ended March 31, 2026, Aurora segment net sales increased in the U.S. by $83.2 million, the EMEA region by $4.5 million and the APAC region by $1.2 million, but decreased in Canada by $8.7 million and the CALA region by $6.8 million, compared to the prior year period. Foreign exchange rate changes did not have a material impact on our Aurora segment net sales during the three months ended March 31, 2026.

For the three months ended March 31, 2026, Aurora segment operating income and adjusted EBITDA increased compared to the prior year period primarily due to higher sales volumes and lower R&D costs, partially offset by lower pricing, higher SG&A and input costs and unfavorable product mix. For the three months ended March 31, 2026, Aurora segment operating income was favorably impacted by reductions in amortization expense of $3.4 million, restructuring costs of $3.3 million and transaction, transformation and integration costs of $1.8 million. Amortization expense, restructuring costs and transaction, transformation and integration costs are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data):

	March 31, 2026	December 31, 2025	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents (1)	$2,510.0	$922.8	$1,587.2	172.0%
Working capital, net of assets and liabilities held for sale (2) and excluding cash and cash equivalents	315.2	5.7	309.5	5,429.8
Availability under Prior Revolving Credit Facility (3)	—	584.5	(584.5)	(100.0)
Long-term debt (3)	—	7,260.2	(7,260.2)	(100.0)
Total capitalization (4)	4,594.5	7,534.8	(2,940.3)	(39.0)
Long-term debt as a percentage of total capitalization	—	96.4%

(1)
Includes cash and cash equivalents in assets held for sale of $168.4 million as of December 31, 2025.
(2)
Working capital is net of assets and liabilities held for sale and consists of current assets of $3,323.8 million less current liabilities of $498.6 million as of March 31, 2026 and current assets of $1,471.7 million less current liabilities of $711.6 million as of December 31, 2025.
(3)
In connection with the sale of the CCS segment on January 9, 2026, on the closing date, we (i) repaid in full all outstanding indebtedness using a portion of the proceeds from the transaction and terminated all outstanding commitments under each of our Prior Revolving Credit Agreement dated as of April 4, 2019, and our Prior Term Loan Credit Agreement, dated as of December 17, 2024 and (ii) satisfied and discharged the indentures governing the Notes and redeemed all outstanding Notes on January 26, 2026 using a portion of the proceeds from the transaction.
(4)
Total capitalization includes stockholders’ deficit for both periods presented, and also includes long-term debt and Series A Convertible Preferred Stock (Convertible Preferred Stock) as of December 31, 2025.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents and cash flows provided by operations. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of equity and/or debt. On April 7, 2026, we entered into a revolving credit agreement providing for a senior secured asset-based revolving credit facility (the New Revolving Credit Facility) available to the Company and certain of our U.S. subsidiaries designated as co-borrowers therein, in an aggregate principal amount of up to $300.0 million, subject to borrowing base availability. See Note 8 for further discussion of the New Revolving Credit Facility.

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

Cash and cash equivalents increased by $1,587.2 million during the three months ended March 31, 2026 as described under the Cash Flow Overview section below. As of March 31, 2026, approximately 2% of our cash and cash equivalents were held outside the U.S.

Working capital, net of assets and liabilities held for sale and excluding cash and cash equivalents, increased during the three months ended March 31, 2026 compared to the fourth quarter of 2025 primarily due to a decrease in accounts payable and other liabilities. The net decrease in total capitalization during the three months ended March 31, 2026 is primarily driven by the repayment of debt in connection with the sale of the CCS segment, partially offset by net income reflected for the period.

Cash Flow Overview

	Three Months Ended
	March 31,		$	%
	2026	2025	Change	Change
	(dollars in millions)
Net cash used in operating activities	$(226.6)	$(186.9)	$(39.7)	21.2%
Net cash generated by investing activities	10,539.5	2,019.0	8,520.5	422.0
Net cash used in financing activities	(8,671.5)	(2,006.2)	(6,665.3)	332.2%

Operating Activities

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Net income	$5,508.0	$784.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	39.1	78.0
Equity-based compensation	5.5	7.5
Deferred income taxes	1,465.5	13.3
Gain on disposal of discontinued operations	(7,007.9)	(869.7)
Noncash write-off of unamortized DFF and OID	101.3	—
Changes in assets and liabilities:
Accounts receivable	(2.1)	(149.9)
Inventories	(54.7)	(35.9)
Prepaid expenses and other assets	(21.4)	(49.0)
Accounts payable and other liabilities	(274.5)	20.5
Other	14.6	14.3
Net cash used in operating activities	$(226.6)	$(186.9)

During the three months ended March 31, 2026, the increase in net cash used in operating activities compared to the prior year period was driven by higher variable incentive compensation payments, partially offset by lower interest and cash taxes paid in the current year period compared to the prior year period.

Investing Activities

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Additions to property, plant and equipment	$(2.2)	$(15.5)
Net proceeds from divestitures	10,541.7	2,034.5
Net cash generated by investing activities	$10,539.5	$2,019.0

During the three months ended March 31, 2026, the increase in cash generated by investing activities compared to the prior year period was primarily driven by $10,460.4 million of net proceeds related to the sale of the CCS segment to Amphenol in the current year period compared to $2,034.5 million of net proceeds related to the sale of the OWN segment and DAS business unit to Amphenol in the prior year period. The net cash generated by investing activities also benefited from favorable impacts due to decreased capital expenditures of $2.2 million compared to the prior year period.

Financing Activities

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Long-term debt repaid	$(7,370.8)	$(2,049.0)
Long-term debt proceeds	—	50.0
Debt issuance costs	—	(5.7)
Redemption of convertible preferred stock	(1,278.7)	—
Dividends paid on Series A convertible preferred stock	(1.7)	—
Proceeds from the issuance of common shares under equity-based compensation plans	0.1	—
Tax withholding payments for vested equity-based compensation awards	(20.4)	(1.5)
Net cash used in financing activities	$(8,671.5)	$(2,006.2)

During the three months ended March 31, 2026, in connection with sale of the CCS segment, we repaid in full all outstanding indebtedness using a portion of the proceeds from the transaction which included repayment of our then-existing 2029 Term Loan in an aggregate outstanding principal amount of $3,150 million and the redemption of all outstanding Notes including (1) $1,000.0 million in outstanding aggregate principal amount of the 2031 Secured Notes, (2) $951.0 million in outstanding aggregate principal amount of the 2029 Secured Notes, (3) $641.6 million in outstanding aggregate principal amount of the 2028 Notes, (4) $866.9 million in outstanding aggregate principal amount of the 8.25% 2027 Notes and (5) $750.0 million in outstanding aggregate principal amount of the 5.00% 2027 Notes. We also recorded a loss of $11.3 million on the extinguishment of debt for the three months ended March 31, 2026. In addition, on the closing date, we redeemed 100% of the Convertible Preferred Stock for $1.3 billion of cash.

During the three months ended March 31, 2025, we repurchased $299.0 million in aggregate principal amount of our 2029 Secured Notes and repurchased in full the $1,500.0 million outstanding amount of our 2026 Secured Notes. We also borrowed $50.0 million and repaid $250.0 million of outstanding borrowings under our Prior Revolving Credit Facility during the three months ended March 31, 2025. In connection with the debt refinancing completed in December 31, 2024, we paid $5.7 million of debt issuance costs during the three months ended March 31, 2025.

During the three months ended March 31, 2026, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units (RSUs) and performance share units (PSUs), which reduced cash flows by $20.4 million compared to $1.5 million in the prior year period.

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

We also believe presenting these non-GAAP results for the twelve months ended March 31, 2026 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the three months ended March 31, 2025 from the data for the year ended December 31, 2025 and then adding the data for the three months ended March 31, 2026.

Consolidated

	Three Months		Year	Twelve Months
	Ended		Ended	Ended
	March 31,		December 31,	March 31,
	2026	2025	2025	2026
	(in millions)
Income from continuing operations	$231.7	$341.1	$324.3	$214.9
Income tax benefit	(185.2)	(357.5)	(269.4)	(97.1)
Interest income	(20.7)	(4.4)	(16.7)	(33.0)
Other (income) expense, net	(2.1)	4.5	9.4	2.8
Operating income (loss)	23.7	(16.3)	47.6	87.6
Adjustments:
Amortization of purchased intangible assets	34.1	36.3	138.4	136.2
Restructuring costs, net	9.6	11.2	19.7	18.1
Equity-based compensation	5.3	5.6	30.4	30.1
Transaction, transformation and integration costs (1)	10.7	4.3	29.9	36.3
Depreciation	3.9	6.1	21.2	19.0
Other (2)	—	—	4.8	4.8
Non-GAAP adjusted EBITDA	$87.3	$47.2	$292.0	$332.1

(1)
In 2026 and 2025, primarily reflects transaction costs related to our transformation initiative that began in 2021.
(2)
In 2025, reflects a pretax loss of $4.8 million related to the sale of our OneCell business.

Reconciliation of Segment Adjusted EBITDA

Segment adjusted EBITDA is provided as a performance measure in Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. Below we reconcile segment adjusted EBITDA for each segment, individually, to operating income (loss) for that segment to supplement the reconciliation of the total segment adjusted EBITDA to consolidated operating income in Note 6.

RUCKUS

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating income	$8.7	$7.0
Adjustments:
Amortization of purchased intangible assets	12.7	12.7
Restructuring costs, net	4.5	1.6
Equity-based compensation	2.5	1.8
Transaction, transformation and integration costs	7.9	0.5
Depreciation	0.8	1.3
Adjusted EBITDA	$37.0	$24.9

Aurora

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating income (loss)	$15.0	$(1.8)
Adjustments:
Amortization of purchased intangible assets	21.4	24.8
Restructuring costs, net	5.1	8.4
Equity-based compensation	2.8	2.0
Transaction, transformation and integration costs	2.8	1.0
Depreciation	3.1	3.9
Adjusted EBITDA	$50.3	$38.2

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

These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, the occurrence of any event, change or other circumstances that could give rise to the termination of the purchase agreement for the Ruckus transaction; the inability to complete the proposed transaction due to the failure to satisfy any of the conditions to completion of the proposed transaction, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction; risks related to disruption of management’s attention from the Company’s ongoing business operations due to the transaction; the effect of the announcement of the proposed transaction on the Company’s relationships, operating results and business generally; the risk that the proposed transaction will not be consummated in a timely manner; exceeding the expected costs of the transaction; our dependence on customers’ capital spending on data, communication and entertainment equipment, which could be negatively impacted by a regional or global economic downturn, among other factors; the potential impact of higher than normal inflation; concentration of sales among a limited number of customers and channel partners; risks associated with our sales through channel partners; changes to the regulatory environment in which we and our customers operate; changes in technology; industry competition and the ability to retain customers through product innovation, introduction, and marketing; changes in cost and availability of key raw materials, components and commodities and the potential effect on customer pricing and timing of delivery of products to customers; risks related to our ability to implement price increases on our products and services; risks associated with our dependence on a limited number of key suppliers for certain raw materials and components; risks related to the successful execution of our transformation initiative and other cost saving initiatives; potential difficulties in realigning global manufacturing capacity and capabilities among our global manufacturing facility or those of our contract manufacturers that may affect our ability to meet customer demands for products; possible future restructuring actions; the risk that our manufacturing operations, including our contract manufacturers on which we rely, encounter capacity, production, quality, financial or other difficulties causing difficulty in meeting customer demands; our ability to incur indebtedness at acceptable interest rates or at all; our ability to generate cash to service any future indebtedness; the ability to recognize the expected benefits of the sale of the CCS segment and prior sale transactions, including the expected financial performance of Vistance Networks following the transaction and prior sale transactions; the effect of the proposed transaction and prior sale transactions on the ability of Vistance Networks to retain and hire key personnel and maintain relationships with its key business partners and customers, and others with whom it does business, or on its operating results and businesses generally; the response of Vistance Network’s competitors, creditors and prior stakeholders to the proposed transaction and prior sale transactions; potential litigation relating to the proposed transaction and prior sale transactions; our ability to integrate and fully realize anticipated benefits from prior or future divestitures, acquisitions or equity investments; possible future additional impairment charges for fixed or intangible assets, including goodwill; our ability to attract and retain qualified key employees; labor unrest; product quality or performance issues, including those associated with our suppliers or contract manufacturers, and associated warranty claims; our ability to maintain effective management information technology systems and to successfully implement major systems initiatives; cyber-security incidents, including data security breaches, ransomware or computer viruses; the use of open standards; the long-term impact of climate change; significant international operations exposing us to economic risks like variability in foreign exchange rates and inflation, as well as political and other risks, including the impact of wars, regional conflicts and terrorism; our ability to comply with governmental anti-corruption laws and regulations worldwide; the impact of export and import controls and sanctions worldwide on our supply chain and ability to compete in international markets; changes in the laws and policies in the U.S. affecting trade, including the risk and uncertainty related to tariffs or potential trade wars and potential changes to laws and policies, that may impact our products and costs; the costs of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign social and environmental laws; the impact of litigation and similar regulatory proceedings in which we are involved or may become involved, including the costs of such litigation; the scope, duration and impact of disease outbreaks and pandemics, such as COVID-19, on our business, including employees, sites, operations, customers, supply chain logistics and the global economy; our stock price volatility; income tax rate variability and ability to recover amounts recorded as deferred tax assets; and other factors beyond our control.

These and other factors are discussed in greater detail under the heading "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Annual Report on Form 10-K and may be updated from time to time in our annual reports, quarterly reports, current reports and other filings we make with the Securities and Exchange Commission. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this Quarterly Report on Form 10-Q, except to the extent required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the interest rate risk, commodity price risk or foreign currency exchange rate risk information previously reported under Item 7A of our 2025 Annual Report, as filed with the Securities and Exchange Commission on February 26, 2026.

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

Changes in Internal Control Over Financial Reporting

Reference should be made to our 2025 Annual Report for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. During the quarter ended March 31, 2026, the Company completed the sale of substantially all the systems and related processes of the CCS segment, resulting in the separation of its ERP system and other supporting systems. Except for the completion of the CCS segment asset migration to Amphenol and the related separation of systems, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The Company’s business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. There have been no material changes to the risk factors disclosed in Part I – Item 1A, Risk Factors of our 2025 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

On April 30, 2025, the Company’s board of directors approved a share repurchase program, authorizing, but not obligating the repurchase of up to $50.0 million of the Company’s outstanding common stock. The Company did not make any repurchases under such share repurchase program.

On April 29, 2026, the Company’s board of directors approved a new share repurchase program, replacing the previous program, authorizing, but not obligating the repurchase of up to an aggregate of $100.0 million of the Company’s outstanding common stock. Repurchases under the stock repurchase programs may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, in each case subject to compliance with all Securities and Exchange Commission rules and other legal requirements and may be made in part under one or more Rule 10b5-1 and Rule 10b-18 plans, which permit stock repurchases at times when we might otherwise be precluded from doing so. The method, timing and amount of shares repurchased under the repurchase program will depend on several factors, including capital and liquidity requirements, market conditions and alternative uses for cash. The repurchase program does not have a set expiration date, but may be modified, suspended or discontinued at any time.

The following table summarizes the stock purchase activity for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	1,051,283	$18.50	—	$50,000,000
February 1, 2026 - February 28, 2026	49,965	$18.26	—	$50,000,000
March 1, 2026 - March 31, 2026	182	$17.57	—	$50,000,000
Total	1,101,430	$18.49	—
(1)
The shares purchased were withheld to satisfy the withholding tax obligations related to RSUs and PSUs that vested during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

Our officers and directors did not enter into, modify or terminate any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2026.

ITEM 6. EXHIBITS

3.1*

Second Amended and Restated Certificate of Incorporation of Vistance Networks, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 15, 2026).

3.2*	Seventh Amended and Restated Bylaws of Vistance Networks, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 15, 2026).
10.1*

Revolving Credit Agreement, dated as of April 7, 2026, by and among Vistance Networks Holdings, LLC, as a borrower, certain the subsidiaries of Vistance Networks Holdings, LLC, as co-borrowers Vistance Networks, Inc., as holdings, the lenders party thereto, and Citibank, N.A., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2026).

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

VISTANCE NETWORKS, INC.

April 29, 2026	/s/ Kyle D. Lorentzen
Date	Kyle D. Lorentzen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)