Form 10-Q
period 2026-06-30
Vistance Networks, Inc.
filed 2026-08-06
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 22, 2026, there were 230,626,412 shares of common stock outstanding.

Vistance Networks, Inc.

Form 10-Q

June 30, 2026

PART 1 – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vistance Networks, Inc.
Condensed Consolidated Statements of Operations
(Unaudited -- In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$319.6	$324.1	$618.0	$559.7
Cost of sales	206.7	175.9	388.9	309.8
Gross profit	112.9	148.2	229.1	249.9
Transition service agreement income	0.5	10.3	1.6	19.0
Operating expenses:
Selling, general and administrative	64.1	79.7	119.7	147.2
Research and development	30.8	43.1	63.7	82.1
Amortization of purchased intangible assets	19.0	21.4	40.6	45.2
Restructuring costs, net	8.4	1.6	15.1	11.5
Other	—	4.9	—	4.9
Total operating expenses	122.3	150.7	239.1	290.9
Operating income (loss)	(8.9)	7.8	(8.4)	(22.0)
Other income (expense), net	1.6	(2.5)	3.4	(6.3)
Interest expense	(0.8)	—	(0.8)	—
Interest income	5.5	3.1	26.2	7.5
Income (loss) from continuing operations before income taxes	(2.6)	8.4	20.4	(20.8)
Income tax (expense) benefit	28.7	(2.5)	22.3	359.2
Income from continuing operations	26.1	5.9	42.7	338.4
Income from discontinued operations, net of income tax (expense) benefit of $244.1, $(32.3), $(1,173.8) and $(450.2), respectively	269.1	25.9	5,760.4	477.4
Net income	295.2	31.8	5,803.1	815.8
Series A convertible preferred stock dividends	—	(17.1)	(1.7)	(34.0)
Deemed dividend on redemption of Series A convertible preferred stock	(11.9)	—	(11.9)	—
Net income attributable to common stockholders	$283.3	$14.7	$5,789.5	$781.8

Basic:
Earnings (loss) from continuing operations per share	$0.06	$(0.05)	$0.13	$1.40
Earnings from discontinued operations per share	1.19	0.12	25.47	2.20
Earnings per share	$1.25	$0.07	$25.60	$3.60

Diluted:
Earnings (loss) from continuing operations per share	$0.06	$(0.05)	$0.12	$1.24
Earnings from discontinued operations per share	1.15	0.12	24.67	1.76
Earnings per share	$1.21	$0.07	$24.79	$3.00

Weighted average shares outstanding:
Basic	227.0	218.1	226.2	217.2
Diluted	233.8	218.1	233.6	272.3

See notes to unaudited condensed consolidated financial statements.

Vistance Networks, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited – In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Comprehensive income:
Net income	$295.2	$31.8	$5,803.1	$815.8
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(0.6)	92.6	81.6	228.9
Pension and other postretirement benefit activity	0.3	0.2	19.5	0.2
Gain (loss) on hedging instruments	—	0.3	18.4	(1.1)
Total other comprehensive income (loss), net of tax	(0.3)	93.1	119.5	228.0
Total comprehensive income	$294.9	$124.9	$5,922.6	$1,043.8

See notes to unaudited condensed consolidated financial statements.

Vistance Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share amounts)

	Unaudited June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$113.6	$613.5
Accounts receivable, net of allowance for doubtful accounts of $0.5 and $1.2, respectively	280.5	273.4
Inventories, net	313.8	238.7
Prepaid expenses and other current assets	230.4	46.0
Current assets held for sale	977.1	4,624.6
Total current assets	1,915.4	5,796.2
Property, plant and equipment, net of accumulated depreciation of $126.7 and $134.7, respectively	46.9	50.3
Goodwill	268.7	268.7
Other intangible assets, net	678.3	719.1
Deferred income taxes	460.2	1,722.3
Other noncurrent assets	127.3	118.4
Noncurrent assets held for sale	—	696.0
Total assets	$3,496.8	$9,371.0
Liabilities and Stockholders' Equity (Deficit)
Accounts payable	$183.3	$161.4
Accrued and other liabilities	222.2	306.7
Current liabilities held for sale	340.3	1,027.4
Total current liabilities	745.8	1,495.5
Long-term debt	—	7,260.2
Deferred income taxes	66.2	67.3
Other noncurrent liabilities	179.0	153.4
Noncurrent liabilities held for sale	—	120.0
Total liabilities	991.0	9,096.4
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	—	1,278.7
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: None and 1,278,653, respectively, Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 230,046,379 and 223,260,316, respectively	2.5	2.4
Additional paid-in capital	2,503.9	2,487.9
Retained earnings (accumulated deficit)	376.7	(3,040.8)
Accumulated other comprehensive income (loss)	0.8	(118.7)
Treasury stock, at cost: 21,614,317 shares and 18,665,426 shares, respectively	(378.1)	(334.9)
Total stockholders' equity (deficit)	2,505.8	(1,004.1)
Total liabilities and stockholders' equity (deficit)	$3,496.8	$9,371.0

See notes to unaudited condensed consolidated financial statements.

Vistance Networks, Inc.
Consolidated Statements of Cash Flows (1)
(Unaudited -- In millions)

	Six Months Ended
	June 30,
	2026	2025
Operating Activities:
Net income	$5,803.1	$815.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	62.5	153.2
Equity-based compensation	16.1	16.6
Deferred income taxes	1,236.0	1.3
Gain on disposal of discontinued operations	(7,009.3)	(869.2)
Noncash write-off of unamortized DFF and OID	101.3	—
Changes in assets and liabilities:
Accounts receivable	(40.0)	(238.5)
Inventories	(116.0)	(90.0)
Prepaid expenses and other assets	(184.6)	(76.1)
Accounts payable and other liabilities	(183.0)	125.9
Other	14.5	51.2
Net cash used in operating activities	(299.4)	(109.8)
Investing Activities:
Additions to property, plant and equipment	(4.2)	(28.1)
Proceeds from sale of property, plant and equipment	—	10.0
Net proceeds from divestitures	10,541.7	2,041.8
Net cash generated by investing activities	10,537.5	2,023.7
Financing Activities:
Long-term debt repaid	(7,370.8)	(2,049.0)
Long-term debt proceeds	—	50.0
Debt issuance costs	(2.6)	(5.7)
Redemption of Series A convertible preferred stock	(1,278.7)	—
Special distribution paid to common shareholders	(2,316.3)	—
Dividends paid on Series A convertible preferred stock	(1.7)	—
Proceeds from the issuance of common shares under equity-based compensation plans	1.8	—
Tax withholding payments for vested equity-based compensation awards	(43.2)	(10.9)
Net cash used in financing activities	(11,011.5)	(2,015.6)
Effect of exchange rate changes on cash and cash equivalents	2.2	9.5
Change in cash and cash equivalents	(771.2)	(92.2)
Cash and cash equivalents at beginning of period	922.8	663.3
Cash and cash equivalents at end of period	$151.6	$571.1

(1) The cash flows related to discontinued operations have not been segregated. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

See notes to unaudited condensed consolidated financial statements.

Vistance Networks, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited – In millions, except share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Number of common shares outstanding:
Balance at beginning of period	225,513,374	216,581,612	223,260,316	215,887,001
Issuance of shares under equity-based compensation plans	6,380,466	6,428,092	9,734,954	7,422,270
Shares surrendered under equity-based compensation plans	(1,847,461)	(1,558,697)	(2,948,891)	(1,858,264)
Balance at end of period	230,046,379	221,451,007	230,046,379	221,451,007
Common stock:
Balance at beginning of period	$2.5	$2.2	$2.4	$2.3
Issuance of shares under equity-based compensation plans	—	0.2	0.1	0.1
Balance at end of period	$2.5	$2.4	$2.5	$2.4
Additional paid-in capital:
Balance at beginning of period	$2,491.7	$2,504.8	$2,487.9	$2,514.2
Issuance of shares under equity-based compensation plans	1.7	(0.1)	1.6	(0.1)
Equity-based compensation	10.5	9.1	16.1	16.6
Dividends on Series A convertible preferred stock	—	(17.1)	(1.7)	(34.0)
Balance at end of period	$2,503.9	$2,496.7	$2,503.9	$2,496.7
Retained earnings (accumulated deficit):
Balance at beginning of period	$2,454.4	$(4,540.5)	$(3,040.8)	$(5,324.5)
Excise tax on Series A convertible preferred stock redemption	0.8	—	(11.9)	—
Special distribution paid to common shareholders	(2,373.7)	—	(2,373.7)	—
Net income	295.2	31.8	5,803.1	815.8
Balance at end of period	$376.7	$(4,508.7)	$376.7	$(4,508.7)
Accumulated other comprehensive income (loss):
Balance at beginning of period	$1.1	$(209.6)	$(118.7)	$(344.5)
Other comprehensive income (loss), net of tax	(0.3)	93.1	119.5	228.0
Balance at end of period	$0.8	$(116.5)	$0.8	$(116.5)
Treasury stock, at cost:
Balance at beginning of period	$(355.2)	$(305.1)	$(334.9)	$(303.6)
Net shares surrendered under equity-based compensation plans	(22.9)	(9.4)	(43.2)	(10.9)
Balance at end of period	$(378.1)	$(314.5)	$(378.1)	$(314.5)
Total stockholders' equity (deficit)	$2,505.8	$(2,440.6)	$2,505.8	$(2,440.6)

See notes to unaudited condensed consolidated financial statements.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

1. BACKGROUND AND BASIS OF PRESENTATION

Background

Vistance Networks, Inc. (Vistance or the Company), a global provider of intelligent network solutions, provides solutions for wired and wireless networks that enable service providers including cable, telephone and digital broadcast satellite operators and media programmers, to deliver media, voice and Internet Protocol (IP) data services. The Company’s solutions are complemented by services including technical support, systems design and integration. The Company is a leader in digital video and IP television (IPTV) distribution systems, broadband access infrastructure platforms and equipment that delivers data and voice networks to homes. The Company’s global leadership position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions, and global manufacturing and distribution scale.

On April 29, 2026, the Company entered into a definitive agreement with Belden Inc. (Belden), a Delaware corporation, pursuant to which Belden agreed to acquire the Company’s RUCKUS segment, which provides wireless networks for enterprises and service providers, in exchange for approximately $1.846 billion in cash, subject to certain adjustments. As a result, the RUCKUS segment has been classified as held for sale. Accordingly, the results of operations directly attributable to the RUCKUS segment have been reclassified to discontinued operations for all periods presented on the Condensed Consolidated Statements of Operations, and the related assets and liabilities have been presented separately as assets and liabilities held for sale on the Condensed Consolidated Balance Sheets for both current and prior periods. See Notes 2 and 9 for further discussion of the divestiture and sale of the RUCKUS segment.

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2025 Annual Report. There were no material changes in the Company’s significant accounting policies during the three or six months ended June 30, 2026.

Concentrations of Risk and Related Party Transactions

Net sales to Comcast Corporation and affiliates (Comcast) accounted for approximately 59% and 60% of the Company’s total net sales during the three and six months ended June 30, 2026, respectively. Net sales to Charter Communications, Inc. (Charter) accounted for approximately 12% and 10% of the Company’s total net sales during the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, net sales to Comcast accounted for approximately 48% and 42%, respectively, and net sales to Charter accounted for approximately 15% and 14%, respectively, of the Company's total net sales. Other than Comcast and Charter, no direct customer accounted for 10% or more of the Company’s net sales during the three or six months ended June 30, 2026 or 2025. Accounts receivable from Comcast and Charter represented approximately 48% and 15% of the Company’s accounts receivable as of June 30, 2026, respectively. Other than Comcast and Charter, no direct customer accounted for 10% or more of the Company’s accounts receivable as of June 30, 2026.

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

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Other than transactions related to the Series A Convertible Preferred Stock (Convertible Preferred Stock) through the January 9, 2026 redemption date and the Company’s continuing involvement with Vantiva SA (Vantiva) discussed in Note 2, there were no material related party transactions during the three or six months ended June 30, 2026.

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

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Product warranty accrual, beginning of period	$8.1	$6.4	$7.9	$7.0
Provision for warranty claims	1.3	0.3	2.6	1.0
Warranty claims paid	(1.5)	(1.3)	(2.6)	(2.6)
Product warranty accrual, end of period	$7.9	$5.4	$7.9	$5.4

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

Asset Impairments

Goodwill

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. There were no goodwill impairments identified during the three or six months ended June 30, 2026 or 2025.

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

Long-lived Assets

Long-lived assets, which include property, plant and equipment, intangible assets with finite lives and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to their estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions and as part of discontinued operations, there were no definite-lived intangible or other long-lived asset impairments identified during the three or six months ended June 30, 2026 or 2025.

Income Taxes

For the three and six months ended June 30, 2026, the Company recognized an income tax benefit of $28.7 million on a pretax loss of $2.6 million and an income tax benefit of $22.3 million on pretax income of $20.4 million, respectively. The Company’s income taxes were less than the statutory rate of 21.0% for the three and six months ended June 30, 2026, primarily due to $21.0 million and $21.2 million, respectively, of tax benefit associated with the Company’s equity compensation plan. Additionally, the Company recognized $7.1 million of tax benefit for each of the three and six months ended June 30, 2026 related to remeasuring certain net deferred taxes. Offsetting these benefits for the three and six months ended June 30, 2026, were the unfavorable impacts of U.S. anti-deferral provisions.

For the three and six months ended June 30, 2025, the Company recognized income tax expense of $2.5 million on pretax income of $8.4 million and an income tax benefit of $359.2 million on a pretax loss of $20.8 million, respectively. The Company’s income taxes for the three and six months ended June 30, 2025, were favorably impacted by the tax benefit related to federal tax credits, as well as $361.1 million associated with a tax planning strategy for the six months ended June 30, 2025. Offsetting these benefits for the three and six months ended June 30, 2025, were the unfavorable impacts of U.S. anti-deferral provisions.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) from continuing operations is computed by dividing income (loss) from continuing operations, less any dividends and deemed dividends related to the Convertible Preferred Stock, by the weighted average number of common shares outstanding during the period. The numerator in diluted EPS from continuing operations is based on the basic EPS from continuing operations numerator, adjusted to add back any dividends and deemed dividends related to the Convertible Preferred Stock, subject to antidilution requirements. Dividend equivalents associated with unvested restricted stock units (RSUs) and performance stock units (PSUs) are payable only upon vesting and remain subject to forfeiture. As a result, these awards do not represent participating securities under ASC 260, Earnings per Share, and the Company does not apply the two-class method in calculating earnings per share. The denominator used in diluted EPS from continuing operations is based on the basic EPS computation plus the effect of potentially dilutive common shares related to the Convertible Preferred Stock (during periods when shares of Convertible Preferred stock were outstanding) and equity-based compensation plans, subject to antidilution requirements.

Basic EPS from discontinued operations is computed by dividing income (loss) from discontinued operations, net of income taxes, by the weighted average number of common shares outstanding during the period. The numerator in diluted EPS from discontinued operations is the same as the basic EPS from discontinued operations numerator. The denominator used in diluted EPS from discontinued operations is based on the basic EPS computation plus the effect of potentially dilutive common shares related to the Convertible Preferred Stock (during periods when shares of Convertible Preferred Stock were outstanding) and equity-based compensation plans, subject to antidilution requirements.

For the three and six months ended June 30, 2026, 2.2 million and 2.4 million, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. For the three and six months ended June 30, 2025, 18.2 million and 8.3 million, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met.

For the three months ended June 30, 2026, there were no shares related to the Convertible Preferred Stock that were excluded from the diluted share count and considered antidilutive, since there were no shares of Convertible Preferred Stock outstanding during the period. For the six months ended June 30, 2026, 2.3 million of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive. In addition, for the three months ended June 30, 2025, 45.2 million of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Income from continuing operations	$26.1	$5.9	$42.7	$338.4
Income from discontinued operations, net of tax	269.1	25.9	5,760.4	477.4
Net income	$295.2	$31.8	$5,803.1	$815.8
Dividends on Series A convertible preferred stock	—	(17.1)	(1.7)	(34.0)
Deemed dividend on redemption of Series A convertible preferred stock	(11.9)	—	(11.9)	—
Net income attributable to common stockholders	$283.3	$14.7	$5,789.5	$781.8

Denominator:
Weighted average common shares outstanding – basic	227.0	218.1	226.2	217.2
Dilutive effect of equity-based awards	6.8	—	7.4	10.1
Dilutive effect of as-if converted Series A convertible preferred stock	—	—	—	45.0
Weighted average common shares outstanding – diluted	233.8	218.1	233.6	272.3

Basic:
Earnings (loss) from continuing operations per share	$0.06	$(0.05)	$0.13	$1.40
Earnings from discontinued operations per share	1.19	0.12	25.47	2.20
Earnings per share	$1.25	$0.07	$25.60	$3.60

Diluted:
Earnings (loss) from continuing operations per share	$0.06	$(0.05)	$0.12	$1.24
Earnings from discontinued operations per share	1.15	0.12	24.67	1.76
Earnings per share	$1.21	$0.07	$24.79	$3.00

Recent Accounting Pronouncements

Adopted During the Six Months Ended June 30, 2026

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

2. DISCONTINUED OPERATIONS

Held for Sale

RUCKUS Segment:

On April 29, 2026, the Company entered into a definitive agreement with Belden pursuant to which Belden agreed to acquire the Company’s RUCKUS segment in exchange for approximately $1.846 billion in cash, subject to certain adjustments. The RUCKUS segment provided wireless networks for enterprises and service providers. The divestiture of the RUCKUS segment met the “held for sale” criteria in the second quarter of 2026 per Accounting Standard Codification (ASC) 360-10, Impairment and Disposal of Long Lived Assets (ASC 360-10), and the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on its operations and financial results. As such, the results of operations directly attributable to the RUCKUS segment have been reclassified to discontinued operations per ASC 205-20, Presentation of Financial Statements—Discontinued Operations (ASC 205-20), on the Condensed Consolidated Statements of Operations, retrospectively for all periods presented beginning in the second quarter of 2026. In addition, the assets and liabilities of the RUCKUS segment have been presented separately as assets and liabilities held for sale on the Condensed Consolidated Balance Sheets for both current and prior periods beginning in the second quarter of 2026. See Note 9 for further discussion of the sale of the RUCKUS segment.

Completed Divestitures

Connectivity and Cable Solutions (CCS) Segment:

On January 9, 2026, the Company completed the previously announced sale of the CCS segment to Amphenol Corporation (Amphenol), a Delaware corporation, pursuant to the Purchase Agreement dated August 3, 2025, in exchange for net cash consideration of $10.5 billion. The proceeds are net of $81.3 million of transaction expenses and $204.4 million of cash included in the assets sold. The CCS segment provided wired infrastructure for data centers, enterprises and service providers on a global scale.

The CCS segment met the “held for sale” criteria per ASC 360-10 in the fourth quarter of 2025, and the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on its operations and financial results. As such, the results of operations directly attributable to the CCS segment have been reclassified to discontinued operations per ASC 205-20 on the Condensed Consolidated Statements of Operations, retrospectively for all periods presented beginning in the fourth quarter of 2025. In addition, all assets and liabilities of the CCS segment were classified as assets and liabilities held for sale on the Condensed Consolidated Balance Sheets as of December 31, 2025. Upon the closing of the transaction, the Company recognized a gain of $5.4 billion on the disposal of the CCS segment, which is included in income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2026.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

In connection with the transaction, on the closing date, the Company repaid in full all outstanding indebtedness using a portion of the proceeds from the transaction and terminated all outstanding commitments under each of its then-existing (x) revolving credit agreement, dated as of April 4, 2019 (as amended, the Prior Revolving Credit Agreement), which provided for a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $750.0 million (the Prior Revolving Credit Facility), and (y) term loan credit agreement, dated as of December 17, 2024 (as amended, the Prior Term Loan Credit Agreement), which provided for a senior secured term loan credit facility (the 2029 Term Loan) in an aggregate outstanding principal amount of $3,150 million. Also, the Company satisfied and discharged the indentures governing the (1) $1,000.0 million in outstanding aggregate principal amount of the 2031 Secured Notes, (2) $951.0 million in outstanding aggregate principal amount of the 2029 Secured Notes, (3) $641.6 million in outstanding aggregate principal amount of the 2028 Notes, (4) $866.9 million in outstanding aggregate principal amount of the 8.25% 2027 Notes and (5) $750.0 million in outstanding aggregate principal amount of the 5.00% 2027 Notes (collectively, the Notes). On the closing date of the transaction, notices of full redemption were issued to holders of all of the outstanding Notes, calling all outstanding Notes for redemption on January 26, 2026 using a portion of the proceeds from the transaction, and all outstanding Notes were redeemed on January 26, 2026. The Company subsequently wrote-off $101.3 million of unamortized debt issuance costs and original issuance discount associated with the debt redemption which were recorded in interest expense within income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2026. The Company also recorded a loss of $11.3 million on the extinguishment of debt which was recorded in other expense within income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2026.

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

Outdoor Wireless Networks (OWN) Segment and Distributed Antenna Systems (DAS) Business Unit:

In January 2025, the Company completed the sale of the OWN segment and the DAS business unit to Amphenol, pursuant to the Purchase Agreement dated July 18, 2024, in exchange for net cash consideration of $2.0 billion. The proceeds are net of $9.1 million of transaction expenses and $83.2 million of cash included in the assets sold.

The OWN segment and DAS business unit met the “held for sale” criteria per ASC 360-10 in the third quarter of 2024, and the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on the Company’s operations and financial results. As such, the results of operations directly attributable to the OWN segment and DAS business unit have been reclassified to discontinued operations per ASC 205-20 on the Condensed Consolidated Statements of Operations, retrospectively for all periods presented beginning in the third quarter of 2024. Upon the closing of the transaction on January 31, 2025, the Company recognized a gain on the disposal of the OWN segment and DAS business unit of $491.3 million, which is included in income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2025.

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

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Under the Amphenol MSA, the Company continues to manufacture and supply certain products to the divested business. Under the terms of the Amphenol MSA, the Company was obligated to provide manufacturing services for a period of up to twelve months following the closing date of the transaction, unless earlier terminated by the parties. The agreement was entered into to facilitate the operational transition and ensure continuity of supply for Amphenol’s customers. Pursuant to the Amphenol MSA, the Company acquired components directly from Amphenol and was also responsible for procuring certain components from suppliers for the manufacturing of finished goods at the direction of Amphenol. As the Company did not obtain control of these components before they were transferred to Amphenol, the Company accounts for revenue associated with such components on a net basis. Under the Amphenol MSA, the Company recognized net revenues of $(0.3) million and $(0.5) million for the three and six months ended June 30, 2026, respectively, and $2.4 million and $4.0 million for the three and six months ended June 30, 2025, respectively, presented within income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations.

The Sales and Supply Agreement and Master Professional Services Agreement enable the companies to act as both a buyer and seller of each other’s products and services in instances where those offerings might be integral to the Company’s remaining operations. The Sales and Supply Agreement is effective for a term of thirty-six months, and the Master Professional Services Agreement term is indefinite, unless either of the agreements are terminated early. The Company has evaluated these arrangements and concluded that while they represent ongoing business activity, they do not constitute a continuation of the disposed business. Accordingly, revenues and expenses generated from these agreements are presented within income (loss) from continuing operations on the Condensed Consolidated Statements of Operations.

Home Networks (Home) Business:

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

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes, for the three months ended June 30, 2026 and 2025:

	RUCKUS		CCS		OWN		Home		Total
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Net sales	$177.7	$188.6	$0.1	$875.4	$(0.3)	$2.4	$0.3	$5.7	$177.8	$1,072.1
Cost of sales	64.1	57.3	—	563.3	—	—	—	7.4	64.1	628.0
Gross profit (loss)	113.6	131.3	0.1	312.1	(0.3)	2.4	0.3	(1.7)	113.7	444.1
Operating expenses:
Selling, general and administrative	57.9	48.6	4.2	87.2	0.1	4.4	0.2	0.2	62.4	140.4
Research and development	28.5	29.1	—	18.7	—	—	—	—	28.5	47.8
Amortization of purchased intangible assets	1.2	12.5	—	17.7	—	—	—	—	1.2	30.2
Restructuring costs (credits), net	(0.1)	1.0	—	0.4	—	—	—	—	(0.1)	1.4
Total operating expenses	87.5	91.2	4.2	124.0	0.1	4.4	0.2	0.2	92.0	219.8
Operating income (loss)	26.1	40.1	(4.1)	188.1	(0.4)	(2.0)	0.1	(1.9)	21.7	224.3
Interest expense (1)	—	—	—	(156.1)	—	—	—	—	—	(156.1)
Other income (expense), net	(0.6)	(1.4)	—	(8.3)	—	0.1	2.5	0.2	1.9	(9.4)
Income (loss) from operations of discontinued businesses before income taxes	25.5	38.7	(4.1)	23.7	(0.4)	(1.9)	2.6	(1.7)	23.6	58.8
Gain (loss) on disposal of discontinued operations before income taxes	—	—	0.4	—	1.0	(0.6)	—	—	1.4	(0.6)
Income tax (expense) benefit	320.9	(12.7)	(76.1)	(26.2)	(0.1)	6.2	(0.6)	0.4	244.1	(32.3)
Income (loss) from discontinued operations, net of income taxes	$346.4	$26.0	$(79.8)	$(2.5)	$0.5	$3.7	$2.0	$(1.3)	$269.1	$25.9
(1)
In connection with the sale of the CCS segment that was completed on January 9, 2026, the terms of the Purchase Agreement with Amphenol required that the CCS segment be transferred on a debt‑free basis, and therefore, the Company repaid its third‑party borrowings at closing using a portion of the proceeds from the sale of the CCS segment. Accordingly, all third-party debt obligations remained classified as long-term debt on the Condensed Consolidated Balance Sheets as of December 31, 2025. However, in accordance with accounting guidance, interest expense on debt that is required to be repaid as a direct result of a disposal transaction that qualifies as a discontinued operation is reported within discontinued operations. Because the closing of the divestiture required repayment of all outstanding third‑party debt due to the contractual requirement to deliver the business debt‑free, all interest expense has been presented within discontinued operations for all periods presented.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes, for the six months ended June 30, 2026 and 2025:

	RUCKUS		CCS		OWN		DAS		Home		Total
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Net sales	$351.0	$341.1	$87.5	$1,599.5	$(0.5)	$89.3	$—	$11.7	$0.4	$9.9	$438.4	$2,051.5
Cost of sales	120.0	113.9	59.2	1,016.4	—	49.8	—	10.0	0.1	11.7	179.3	1,201.8
Gross profit (loss)	231.0	227.2	28.3	583.1	(0.5)	39.5	—	1.7	0.3	(1.8)	259.1	849.7
Operating expenses:
Selling, general and administrative	111.5	90.1	11.8	172.5	0.1	20.2	—	3.4	0.2	(2.4)	123.6	283.8
Research and development	53.8	56.3	1.9	36.5	—	3.1	—	3.0	—	—	55.7	98.9
Amortization of purchased intangible assets	13.7	25.0	—	35.4	—	—	—	—	—	—	13.7	60.4
Restructuring costs, net	2.9	2.3	0.1	0.4	—	—	—	—	—	—	3.0	2.7
Total operating expenses	181.9	173.7	13.8	244.8	0.1	23.3	—	6.4	0.2	(2.4)	196.0	445.8
Operating income (loss)	49.1	53.5	14.5	338.3	(0.6)	16.2	—	(4.7)	0.1	0.6	63.1	403.9
Interest expense (1)	—	—	(129.1)	(329.7)	—	—	—	—	—	—	(129.1)	(329.7)
Other income (expense), net (2)	(0.2)	(2.0)	(11.4)	(12.9)	—	(1.1)	—	—	2.5	0.2	(9.1)	(15.8)
Income (loss) from operations of discontinued businesses before income taxes	48.9	51.5	(126.0)	(4.3)	(0.6)	15.1	—	(4.7)	2.6	0.8	(75.1)	58.4
Gain on disposal of discontinued operations before income taxes	—	—	7,008.3	—	1.0	869.2	—	—	—	—	7,009.3	869.2
Income tax (expense) benefit	512.5	(16.9)	(1,685.6)	(49.6)	(0.1)	(385.6)	—	2.0	(0.6)	(0.1)	(1,173.8)	(450.2)
Income (loss) from discontinued operations, net of income taxes	$561.4	$34.6	$5,196.7	$(53.9)	$0.3	$498.7	$—	$(2.7)	$2.0	$0.7	$5,760.4	$477.4
(1)
In connection with the sale of the CCS segment that was completed on January 9, 2026, the terms of the Purchase Agreement with Amphenol required that the CCS segment be transferred on a debt‑free basis, and therefore, the Company repaid its third‑party borrowings at closing using a portion of the proceeds from the sale of the CCS segment. Accordingly, all third-party debt obligations remained classified as long-term debt on the Condensed Consolidated Balance Sheets as of December 31, 2025. However, in accordance with accounting guidance, interest expense on debt that is required to be repaid as a direct result of a disposal transaction that qualifies as a discontinued operation is reported within discontinued operations. Because the closing of the divestiture required repayment of all outstanding third‑party debt due to the contractual requirement to deliver the business debt‑free, all interest expense, including the write-off of $101.3 million of unamortized debt issuance costs and original issuance discount associated with the debt redemption, has been presented within discontinued operations for all periods presented.
(2)
Other income (expense), net includes a loss of $11.3 million on the extinguishment of debt, for the six months ended June 30, 2026, associated with the divestiture of the CCS segment.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents balance sheet information for assets and liabilities held for sale related to the discontinued operations:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$38.0	$309.2
Accounts receivable, net	134.8	703.5
Inventories, net	84.5	584.2
Prepaid expenses and other current assets	15.7	87.0
Property, plant, and equipment, net	7.9	293.4
Goodwill	495.9	2,160.6
Other intangible assets, net	106.4	186.0
Deferred income taxes	68.9	107.0
Other assets	25.0	193.7
Total current assets held for sale	$977.1	$4,624.6
Property, plant, and equipment, net	—	8.3
Goodwill	—	495.9
Other intangible assets, net	—	120.1
Deferred income taxes	—	43.6
Other noncurrent assets	—	28.1
Total noncurrent assets	$—	$696.0
Total assets held for sale	$977.1	$5,320.6

Accounts payable	$34.3	$474.1
Accrued and other liabilities	306.0	531.1
Deferred income taxes	—	22.2
Total current liabilities held for sale	$340.3	$1,027.4
Other noncurrent liabilities	—	120.0
Total liabilities held for sale	$340.3	$1,147.4

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the details of the gain on disposal of the CCS segment and the OWN segment and DAS business unit, collectively:

	CCS	OWN/DAS
	January 9, 2026	January 31, 2025
Cash consideration received (net of cash acquired)	$10,541.7	$2,034.5
Transaction expense	(81.3)	(9.1)
Total disposal consideration	10,460.4	2,025.4
Carrying value of net assets sold (1)	(3,325.7)	(1,057.3)
Gain on disposal before income taxes and reclassification of foreign currency translation and other	7,134.7	968.1
Reclassification of foreign currency translation and other (2)	(126.4)	(97.9)
Gain on disposal before income taxes	7,008.3	870.2
Income tax expense (1)	(1,653.3)	(378.9)
Gain on disposal, net of income taxes (1)	$5,355.0	$491.3
(1)
During the three months ended June 30, 2026, the Company recorded a $1.0 million adjustment to the carrying value of the OWN/DAS disposal group, along with the related tax effects, which impacted the gain on disposal recognized in discontinued operations.
(2)
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

The cash flows related to discontinued operations have not been segregated on the Condensed Consolidated Statements of Cash Flows, and accordingly, they include the results from continuing and discontinued operations. The following table summarizes the Company’s net cash inflows (outflows) related to the ongoing activities of the discontinued operations, including the Amphenol and Vantiva TSAs, as described below, and inventory sales resulting from the Amphenol MSA and Vantiva Supply Agreement, as described above:

	Six Months Ended
	June 30,
	2026	2025
Amphenol TSA fees	$(5.7)	$10.6
Amphenol MSA inventory sales	8.1	8.1
Vantiva Supply Agreement and other inventory sales	—	8.5
Vantiva TSA fees	—	3.5

The following table summarizes significant non-cash operating items of the discontinued operations included on the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2026	2025
Gain on disposal of discontinued operations	$7,009.3	$869.2
Depreciation and amortization	14.6	86.4
Additions to property, plant and equipment	1.4	22.9
Equity-based compensation	5.0	5.5

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Transition Service Agreements

In conjunction with the closing of the sale of the OWN segment and DAS business unit, the Company entered into the Amphenol TSA. The terms of the Amphenol TSA vary based on the services provided thereunder and provide options to extend services for up to two renewal terms of three months each. Subsequent to the closing of the sale of the CCS segment, the Company extended the Amphenol TSA, including a reverse TSA for which the Company receives specified transition services from Amphenol for a defined transition period, with the ability to continue certain services for limited additional periods in accordance with the applicable services schedules. The Company is responsible for fees and related third‑party costs incurred in connection with the provision of such services, including applicable taxes, and may incur incremental costs if services are continued beyond the initial transition period. The Company recognized income under the Amphenol TSA of $0.5 million and $1.6 million for the three and six months ended June 30, 2026, respectively, and $9.8 million and $16.9 million for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2025, the Company recognized income of $0.5 million and $2.1 million under the Vantiva TSA. TSA income is included in transition service agreement income within income (loss) from continuing operations on the Condensed Consolidated Statements of Operations. The Company incurred costs under the reverse TSA of $3.9 million and $7.9 million for the three and six months ended June 30, 2026, respectively, which is primarily included in selling, general and administrative expenses within income (loss) from continuing operations on the Condensed Consolidated Statements of Operations.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

See Note 6 for the presentation of net sales by segment and geographic region.

Allowance for Doubtful Accounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Allowance for doubtful accounts, beginning of period	$0.4	$2.1	$1.2	$1.4
Provision (benefit)	0.1	(1.6)	(0.7)	(1.1)
Foreign exchange and other	—	0.1	—	0.3
Allowance for doubtful accounts, end of period	$0.5	$0.6	$0.5	$0.6

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers:

Contract Balance Type	Balance Sheet Location	June 30, 2026	December 31, 2025
Unbilled accounts receivable	Accounts receivable, net of allowance for doubtful accounts	$11.5	$9.3

Deferred revenue – current	Accrued and other liabilities	$37.8	$18.5
Deferred revenue – noncurrent	Other noncurrent liabilities	1.8	1.4
Total contract liabilities		$39.6	$19.9

There were no material changes to contract asset balances for the six months ended June 30, 2026 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2025 to June 30, 2026 was primarily due to upfront support billings to be recognized over the support term. During the three and six months ended June 30, 2026, the Company recognized $3.7 million and $14.0 million, respectively, of revenue related to contract liabilities recorded as of December 31, 2025.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	June 30, 2026	December 31, 2025
Raw materials	$181.3	$128.3
Work in process	52.3	37.4
Finished goods	80.2	73.0
Total inventories, net	$313.8	$238.7

Accrued and Other Liabilities

	June 30, 2026	December 31, 2025
Deferred revenue	$37.8	$18.5
Compensation and employee benefit liabilities	34.4	102.9
Special distribution payable	33.6	—
Product warranty accrual	6.3	6.1
Operating lease liabilities	8.8	7.6
Accrued interest	0.1	78.1
Other	101.2	93.5
Total accrued and other liabilities	$222.2	$306.7

Operating Lease Information

	Balance Sheet Location	June 30, 2026	December 31, 2025
Right of use assets	Other noncurrent assets	$31.6	$33.4

Lease liabilities – current	Accrued and other liabilities	$8.8	$7.6
Lease liabilities – noncurrent	Other noncurrent liabilities	30.6	31.7
Total lease liabilities		$39.4	$39.3

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss) (AOCI (AOCL))

The following table presents changes in AOCI (AOCL), net of tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Foreign currency translation
Balance at beginning of period	$0.6	$(172.5)	$(81.6)	$(308.8)
Other comprehensive income (loss)	(0.6)	89.5	(7.1)	127.9
Amounts reclassified from AOCI (AOCL)	—	3.1	88.7	101.0
Balance at end of period	$—	$(79.9)	$—	$(79.9)

Defined benefit plan activity
Balance at beginning of period	$0.5	$(15.5)	$(18.7)	$(15.5)
Other comprehensive income	0.3	0.2	0.4	0.2
Amounts reclassified from AOCI (AOCL)	—	—	19.1	—
Balance at end of period	$0.8	$(15.3)	$0.8	$(15.3)

Hedging instruments
Balance at beginning of period	$—	$(21.6)	$(18.4)	$(20.2)
Other comprehensive income (loss)	—	0.3	—	(1.1)
Amounts reclassified from AOCL	—	—	18.4	—
Balance at end of period	$—	$(21.3)	$—	$(21.3)
Net AOCI (AOCL) at end of period	$0.8	$(116.5)	$0.8	$(116.5)

For the six months ended June 30, 2026, the reclassification of foreign currency translation, defined benefit plan activity and hedging instrument amounts from net AOCI (AOCL) related to the divestiture of the CCS segment during the first quarter of 2026. For the six months ended June 30, 2025, the reclassification of foreign currency translation amount from net AOCI (AOCL) related to the divestiture of the OWN segment and DAS business during the first quarter of 2025. The reclassified amounts resulting from the divestitures were recorded in the gain (loss) on disposal included in income (loss) from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations. See Note 2 for further discussion of the Company’s divestitures.

Cash Flow Information

	Six Months Ended June 30,
	2026	2025
Cash paid during the period for:
Income taxes, net of refunds	$142.2	$87.3
Interest	105.1	345.9

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

5. FINANCING

	June 30, 2026	December 31, 2025
7.125% senior notes due July 2028	$—	$641.6
5.00% senior notes due March 2027	—	750.0
8.25% senior notes due March 2027	—	866.9
9.50% senior secured notes due December 2031	—	1,000.0
4.75% senior secured notes due September 2029	—	1,250.0
6.00% senior secured notes due March 2026	—	1,500.0
Senior secured term loan due December 2029	—	3,150.0
Senior secured revolving credit facility	—	200.0
Total principal amount of debt	—	7,359.5
Less: Original issue discount, net of amortization	—	(51.9)
Less: Debt issuance costs, net of amortization	—	(47.4)
Less: Current portion	—	—
Total long-term debt	$—	$7,260.2

In connection with the sale of the CCS segment that was completed on January 9, 2026, the Company repaid in full all of the then-outstanding indebtedness. See Note 2 for further discussion of the debt repayment and the divestiture of the CCS segment.

On April 7, 2026, the Company entered into a senior secured asset-based revolving credit facility (Revolving Credit Facility) providing for aggregate revolving commitments of up to $300.0 million. Availability under the Revolving Credit Facility is subject to a borrowing base calculated primarily based on eligible accounts receivable and inventory. Borrowings under the Revolving Credit Facility bear interest at variable rates based on the Term Secured Overnight Financing Rate (Term SOFR), subject to a 0.00% floor, or an alternate base rate, plus an applicable margin. The Revolving Credit Facility matures on April 7, 2031 and is secured by first-priority liens on substantially all assets, subject to customary exclusions.

Effective July 1, 2026, in connection with the sale of the RUCKUS segment, the aggregate commitments under the Revolving Credit Facility were reduced from $300.0 million to $246.9 million, subject to applicable borrowing base limitations. The Revolving Credit Facility continues to provide the Company with access to revolving borrowings, subject to borrowing base availability and other customary terms and conditions of the credit agreement.

As of June 30, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility, other than outstanding letters of credit of $39.9 million. Based on the applicable borrowing base limitations, the availability after outstanding letters of credit under the facility was $137.0 million.

For each of the three and six months ended June 30, 2026, the Company incurred approximately $2.6 million of upfront fees and expenses paid upon the closing of the Revolving Credit Facility, which were capitalized as deferred financing costs and are being amortized to interest expense over the term of the facility.

6. SEGMENTS AND GEOGRAPHIC INFORMATION

As discussed in Notes 2 and 9, following the classification of the RUCKUS segment as held for sale, and the subsequent sale completed after quarter end, the Company has one remaining reportable segment. The following is a brief description of the activities of the Company’s reportable segment:

Aurora - The segment’s product solutions include cable modem termination systems, video infrastructure, public key infrastructure solutions, distribution and transmission equipment and cloud solutions that enable facility-based service providers to construct a state-of-the-art residential and metro distribution network.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides summary financial information by reportable segment:

	June 30, 2026	December 31, 2025
Identifiable segment-related assets: (1)
Aurora	1,830.6	1,629.3
Reconciliation to total assets:
Cash and cash equivalents	113.6	613.5
Deferred income tax assets	460.2	1,722.3
Divested and other business assets (2)	115.3	85.3
Assets held for sale	977.1	5,320.6
Total assets	$3,496.8	$9,371.0
(1)
Assets related to the Company’s reportable segment largely include accounts receivable, inventories, property, plant and equipment, goodwill, intangible assets and certain limited other assets. All other items, except cash and cash equivalents and deferred income tax assets, are reflected in divested and other business assets.
(2)
The divested and other business assets line item above reflects certain inventory retained by the Company related to continuing involvement in divested businesses pursuant to the Amphenol MSA, as discussed in Note 2, as well as other corporate assets. As of June 30, 2026, inventory of $6.4 million related to the OWN segment and DAS business unit, $4.1 million related to the Passive Optical Network (PON) business line within the CCS segment that was not divested with the sale of the CCS segment and $104.8 million related to corporate and other assets. As of December 31, 2025, inventory of $16.6 million related to the OWN segment and DAS business unit, $4.4 million related to the PON business line and $64.3 million related to corporate and other assets.

The Company’s reportable segment is based on the nature of products and services offered. Segment information is presented on the same basis that the Company’s Chief Executive Officer, who is the chief operating decision-maker, uses to manage its reportable segment, evaluate financial results and make key operating decisions. The Company’s measurement of segment performance is adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization). The Company defines adjusted EBITDA as operating income (loss), adjusted to exclude depreciation, amortization of intangible assets, restructuring costs, asset impairments, equity-based compensation, transaction, transformation and integration costs and other items that the Company believes are useful to exclude in the evaluation of operating performance from period to period because these items are not representative of the Company’s recurring business.

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

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the three months ended June 30, 2026:

	Aurora	Corporate and other (1) (2)	Total
Net sales	$319.2	$0.4	$319.6

Cost and expenses:
Segment cost of sales	206.5	0.3
Segment operating expenses	70.0	10.0
Addback: Depreciation	(2.8)	(0.2)
Segment adjusted EBITDA	45.5	(9.7)	35.8
Amortization of intangible assets			(19.0)
Restructuring costs, net			(8.4)
Equity-based compensation			(6.7)
Transaction, transformation and integration costs			(7.6)
Depreciation			(3.0)
Operating loss			(8.9)
Other income, net			6.3
Loss from continuing operations before income taxes			$(2.6)

Depreciation	$2.8	$0.2	$3.0
Additions to property, plant and equipment	$1.8	$—	$1.8
(1)
The corporate and other category above primarily reflects general corporate costs that were previously allocated to the RUCKUS segment. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to the discontinued operation. Beginning in the third quarter of 2026, the corporate and other costs related to the RUCKUS segment will be reallocated to the Company’s remaining segment and partially offset by income from the Transition Service Agreement with Belden (Belden TSA).
(2)
The corporate and other category above includes certain revenues reflected within continuing operations related to products associated with businesses impacted by prior divestiture transactions. Such amounts continue to be reported within continuing operations based on the terms of the underlying transactions.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the three months ended June 30, 2025:

	Aurora	Corporate and other (1) (2)	Total
Net sales	$322.5	$1.6	$324.1

Cost and expenses:
Segment cost of sales	170.9	4.8
Segment operating expenses	75.0	25.6
Addback: Depreciation	(3.6)	(1.3)
Segment adjusted EBITDA	80.2	(27.5)	52.7
Amortization of intangible assets			(21.4)
Restructuring costs, net			(1.6)
Equity-based compensation			(6.4)
Transaction, transformation and integration costs			(5.7)
Depreciation			(4.9)
Other			(4.9)
Operating income			7.8
Other income, net			0.6
Income from continuing operations before income taxes			$8.4

Depreciation	$3.6	$1.3	$4.9
Additions to property, plant and equipment	$1.6	$1.1	$2.7
(1)
The corporate and other category above primarily reflects general corporate costs that were previously allocated to the RUCKUS segment and CCS segment. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2026, the corporate and other costs related to the CCS segment have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA. The corporate and other costs related to the RUCKUS segment will be reallocated to the Company’s remaining segment beginning in the third quarter of 2026 and partially offset by income from the Belden TSA.
(2)
The corporate and other category above includes certain revenues reflected within continuing operations related to products associated with businesses impacted by prior divestiture transactions. Such amounts continue to be reported within continuing operations based on the terms of the underlying transactions.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the six months ended June 30, 2026:

	Aurora	Corporate and other (1) (2)	Total
Net sales	$617.6	$0.4	$618.0

Cost and expenses:
Segment cost of sales	388.3	0.5
Segment operating expenses	139.4	19.1
Addback: Depreciation	(6.0)	(0.3)
Segment adjusted EBITDA	95.9	(18.9)	77.0
Amortization of intangible assets			(40.6)
Restructuring costs, net			(15.1)
Equity-based compensation			(11.1)
Transaction, transformation and integration costs			(12.3)
Depreciation			(6.3)
Operating loss			(8.4)
Other income, net			28.8
Income from continuing operations before income taxes			$20.4

Depreciation	$6.0	$0.3	$6.3
Additions to property, plant and equipment	$2.6	$0.2	$2.8

(1)
The corporate and other category above primarily reflects general corporate costs that were previously allocated to the RUCKUS segment. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to the discontinued operation. Beginning in the third quarter of 2026, the corporate and other costs related to the RUCKUS segment will be reallocated to the Company’s remaining segment and partially offset by income from the Belden TSA.
(2)
The corporate and other category above includes certain revenues reflected within continuing operations related to products associated with businesses impacted by prior divestiture transactions. Such amounts continue to be reported within continuing operations based on the terms of the underlying transactions.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides net sales, cost of sales, total operating expenses, adjusted EBITDA, depreciation expense and additions to property, plant and equipment by reportable segment for the six months ended June 30, 2025:

	Aurora	Corporate and other (1) (2)	Total
Net sales	$547.5	$12.2	$559.7

Cost and expenses:
Segment cost of sales	298.3	11.2
Segment operating expenses	138.3	51.2
Addback: Depreciation	(7.5)	(2.9)
Segment adjusted EBITDA	118.4	(47.3)	71.1
Amortization of intangible assets			(45.2)
Restructuring costs, net			(11.5)
Equity-based compensation			(11.1)
Transaction, transformation and integration costs			(10.0)
Depreciation			(10.4)
Other			(4.9)
Operating loss			(22.0)
Other income, net			1.2
Loss from continuing operations before income taxes			$(20.8)

Depreciation	$7.5	$2.9	$10.4
Additions to property, plant and equipment	$2.8	$2.4	$5.2
(1)
The corporate and other category above primarily reflects general corporate costs that were previously allocated to the RUCKUS segment, CCS segment, OWN segment and DAS business unit. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA. The corporate and other costs related to the CCS segment have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA beginning in the first quarter of 2026. Beginning in the third quarter of 2026, the corporate and other costs related to the RUCKUS segment will be reallocated to the Company’s remaining segment and partially offset by income from the Belden TSA.
(2)
The corporate and other category above includes certain revenues reflected within continuing operations related to products associated with businesses impacted by prior divestiture transactions. Such amounts continue to be reported within continuing operations based on the terms of the underlying transactions.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 19.2% and 19.1% of total net sales for the three and six months ended June 30, 2026, respectively, compared to 21.2% and 24.3% of total net sales for the three and six months ended June 30, 2025, respectively. Sales by geographic region, based on the destination of product shipments or service provided, were as follows:

	Three Months Ended June 30, 2026
	Aurora	Corporate and other (1)	Total
Geographic Region:
United States	$257.7	$0.4	$258.1
Europe, Middle East and Africa	14.6	—	14.6
Asia Pacific	14.8	—	14.8
Caribbean and Latin America	17.1	—	17.1
Canada	15.0	—	15.0
Consolidated net sales	$319.2	$0.4	$319.6

	Three Months Ended June 30, 2025
	Aurora	Corporate and other (1)	Total
Geographic Region:
United States	$254.2	$1.2	$255.4
Europe, Middle East and Africa	19.4	0.4	19.8
Asia Pacific	14.4	—	14.4
Caribbean and Latin America	16.8	—	16.8
Canada	17.7	—	17.7
Consolidated net sales	$322.5	$1.6	$324.1

	Six Months Ended June 30, 2026
	Aurora	Corporate and other (1)	Total
Geographic Region:
United States	$499.7	$0.4	$500.1
Europe, Middle East and Africa	40.7	—	40.7
Asia Pacific	24.8	—	24.8
Caribbean and Latin America	25.4	—	25.4
Canada	27.0	—	27.0
Consolidated net sales	$617.6	$0.4	$618.0

	Six Months Ended June 30, 2025
	Aurora	Corporate and other (1)	Total
Geographic Region:
United States	$413.0	$10.6	$423.6
Europe, Middle East and Africa	41.0	1.6	42.6
Asia Pacific	23.2	—	23.2
Caribbean and Latin America	31.9	—	31.9
Canada	38.4	—	38.4
Consolidated net sales	$547.5	$12.2	$559.7
(1)
The corporate and other category above includes certain revenues reflected within continuing operations related to products associated with businesses impacted by prior divestiture transactions. Such amounts continue to be reported within continuing operations based on the terms of the underlying transactions.

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

The Company’s net pretax restructuring activity included in restructuring costs, net on the Condensed Consolidated Statements of Operations, by segment, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Aurora	6.9	0.5	12.0	8.9
Corporate and other (1)	1.5	1.1	3.1	2.6
Total	$8.4	$1.6	$15.1	$11.5

(1)
The corporate and other line item above reflects general corporate restructuring costs that were previously allocated to the RUCKUS segment, CCS segment, OWN segment and DAS business unit. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA. The corporate and other costs related to the CCS segment have been reallocated to the Company’s remaining segments and partially offset by income from the Amphenol TSA beginning in the first quarter of 2026. Beginning in the third quarter of 2026, the corporate and other costs related to the RUCKUS segment will be reallocated to the Company's remaining segment and partially offset by income from the Belden TSA.

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	June 30, 2026	December 31, 2025
Accrued and other liabilities	$7.5	$2.3
Other noncurrent liabilities	—	—
Total restructuring liabilities	$7.5	$2.3

Vistance Restructuring Actions

During 2025, the Company substantially completed a restructuring program that was initiated in prior periods. As of December 31, 2025, the Company had accrued liabilities of $2.3 million related to this program, consisting of employee-related costs. These remaining obligations are expected to be settled in 2027.

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

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents activity in the Company’s accrued restructuring liabilities for the periods presented. The roll forward reflects a combined presentation of the remaining liabilities associated with the prior restructuring program and liabilities recognized under restructuring plans initiated in 2026:

	Employee-Related Costs	Other	Total
Balance at March 31, 2026	$3.7	$—	$3.7
Additional expense, net	8.0	0.4	8.4
Cash paid	(4.2)	(0.4)	(4.6)
Foreign exchange and other non-cash items	—	—	—
Balance at June 30, 2026	$7.5	$—	$7.5

Balance at December 31, 2025	$2.3	$—	$2.3
Additional expense, net	14.6	0.5	15.1
Cash paid	(9.4)	(0.5)	(9.9)
Foreign exchange and other non-cash items	—	—	—
Balance at June 30, 2026	$7.5	$—	$7.5

The Company expects to make cash payments of $6.6 million during the remainder of 2026 and $0.9 million during 2027 to settle these restructuring actions. Additional restructuring actions are expected to be identified, and the resulting charges and cash requirements could be material.

8. STOCKHOLDERS’ EQUITY

Special Distribution

On April 7, 2026, the Company's board of directors approved a special cash distribution of $10.00 per share on the Company's outstanding common stock. The distribution was paid on April 27, 2026, to stockholders of record as of April 17, 2026. The special distribution was funded primarily from proceeds received from the sale of the Company's CCS segment.

Upon declaration, the Company recorded a total distribution of $2,373.7 million as a reduction of retained earnings. This amount included the distribution attributable to outstanding common shares as well as dividend equivalents associated with unvested RSUs and PSUs that were entitled to receive the special distribution under the terms of the Company's equity compensation plans.

During the quarter ending June 30, 2026, the Company distributed $2,316.3 million in connection with the special distribution. The distribution amount included distributions paid on outstanding common shares and dividend equivalents paid with respect to equity awards that were vested during the quarter in accordance with the terms of the Company's equity compensation plans. Dividend equivalents associated with unvested awards that remained outstanding at June 30, 2026 will be paid upon vesting of the related awards.

Repurchase Program

On April 29, 2026, the Company’s board of directors approved a new share repurchase program, replacing the previous program, authorizing, but not obligating, the repurchase of up to an aggregate of $100.0 million of the Company’s outstanding common stock. Repurchases under the stock repurchase programs may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, in each case subject to compliance with all Securities and Exchange Commission rules and other legal requirements and may be made in part under one or more Rule 10b5-1 and Rule 10b-18 plans, which permit stock repurchases at times when we might otherwise be precluded from doing so. The method, timing and amount of shares repurchased under the repurchase program will depend on several factors, including capital and liquidity requirements, market conditions and alternative uses for cash. The repurchase program does not have a set expiration date, but may be modified, suspended or discontinued at any time. There were no share repurchases as of June 30, 2026.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

9. SUBSEQUENT EVENTS

On July 1, 2026, the Company completed the previously announced sale of its RUCKUS segment to Belden pursuant to the Purchase Agreement, dated as of April 29, 2026, in which Belden acquired the RUCKUS segment on a cash-free, debt-free basis, in exchange for approximately $1.846 billion in cash, subject to certain adjustments.

On August 5, 2026, the Company declared a special cash distribution (the Special Distribution) of $5.00 per share on the Company’s outstanding common stock. The Special Distribution will be paid on August 27, 2026, to stockholders of record at the close of business on August 17, 2026. The aggregate amount of the Special Distribution will be determined based on the number of shares outstanding and other eligible equity awards entitled to receive the distribution as of the record date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report, as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report).

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

Overview

We are a global provider of intelligent network solutions. Our solutions for wired and wireless networks enable service providers, including cable, telephone and digital broadcast satellite operators and media programmers, to deliver media, voice and Internet Protocol (IP) data services. Our solutions are complemented by services including technical support, systems design and integration. We are a leader in digital video and IP television distribution systems, broadband access infrastructure platforms and equipment that delivers data and voice networks to homes. Our global leadership position is built upon innovative technology, broad solution offerings, high-quality and cost-effective customer solutions, and global manufacturing and distribution scale.

Following the divestiture of the Connectivity and Cable Solutions (CCS) segment that was completed on January 9, 2026, we initiated a new restructuring plan to right-size our cost structure and align operations with our revised business scope. As a result of this transaction, the new restructuring plan and our prior transformation initiative, we incurred $8.4 million and $15.1 million of net restructuring costs and $7.6 million and $5.6 million of transaction, transformation and integration costs for the three and six months ended June 30, 2026, respectively. We incurred $1.6 million and $11.5 million of net restructuring costs and $12.3 million and $10.0 million of transaction, transformation and integration costs during the three and six months ended June 30, 2025, respectively. We expect to continue to incur such costs during the remainder of 2026 as we continue executing on our current transformation initiative, and the resulting charges and cash requirements could be material.

In addition to the divestiture of the CCS segment, we completed the divestitures of our Home Networks (Home) business, Outdoor Wireless Networks (OWN) segment and Distributed Antenna Systems (DAS) business unit during 2025 and 2024. Unless otherwise noted, the following discussions relate solely to our continuing operations. For further discussion of the discontinued operations related to our CCS segment, OWN segment, DAS business unit and Home business, see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

On April 29, 2026, we entered into a definitive agreement with Belden Inc. (Belden), a Delaware corporation, pursuant to which Belden agreed to acquire our RUCKUS segment, which provides wireless networks for enterprise and service provider customers, in exchange for approximately $1.846 billion in cash, subject to certain adjustments. The divestiture of the RUCKUS segment met the “held for sale” criteria in the second quarter of 2026 per Accounting Standard Codification (ASC) 360-10, Impairment and Disposal of Long Lived Assets, and we have determined that it represents a strategic shift that will have a major effect on the Company’s operations. As such, the results of operations directly attributable to the RUCKUS segment have been reclassified to discontinued operations per ASC 205-20, Presentation of Financial Statements—Discontinued Operations, on the Condensed Consolidated Statements of Operations, retrospectively for all periods presented beginning in the second quarter of 2026. In addition, the assets and liabilities of the RUCKUS segment have been presented separately as assets and liabilities held for sale on the Condensed Consolidated Balance Sheets for both current and prior periods beginning in the second quarter of 2026. For further discussion of the divestiture and sale of the RUCKUS segment, see Notes 2 and 9 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Our continuing operations results include general corporate costs that were previously allocated to the RUCKUS segment, CCS segment, OWN segment and DAS business unit. These indirect costs, reflected on the corporate and other line item within our segment information below, are classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to our remaining segments and partially offset by income from our transition service agreement with Amphenol Corporation (Amphenol TSA). The corporate and other costs related to the CCS segment have been reallocated to our remaining segments and partially offset by income from the Amphenol TSA beginning in the first quarter of 2026. Beginning in the third quarter of 2026, the corporate and other costs related to the RUCKUS segment will be reallocated to our remaining segment and partially offset by income from the Transition Service Agreement with Belden (Belden TSA).

Additionally, below we refer to certain supplementary Core financial measures, which reflect the results of the Aurora segment and exclude general corporate costs that were previously allocated to the RUCKUS segment, CCS segment, OWN segment and DAS business unit, since these costs were not directly attributable to the discontinued operations. The Core results represent the business results as currently managed and reported by the Company. Future results and the composition of any business divested in the future may vary and differ materially from the presentation of the Core financial measures. See the “Segment Results” section below for a breakdown of Aurora’s results which represent our Core financial measures, and corporate and other costs which include the general corporate costs that were previously allocated to the divestitures.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies as disclosed in our 2025 Annual Report.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Three Months Ended
	June 30,
	2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$319.6	100.0%	$324.1	100.0%	$(4.5)	(1.4)%
Gross profit	112.9	35.3	148.2	45.7	(35.3)	(23.8)
Operating income (loss)	(8.9)	(2.8)	7.8	2.4	(16.7)	(214.1)
Core operating income (1)	7.0	2.2	49.6	15.3	(42.6)	(85.9)
Non-GAAP adjusted EBITDA (2)	35.8	11.2	52.7	16.3	(16.9)	(32.1)
Core adjusted EBITDA (1) (2)	45.5	14.2	80.2	24.7	(34.7)	(43.3)
Income from continuing operations	26.1	8.2	5.9	1.8	20.2	342.4
Diluted earnings (loss) from continuing operations per share	$0.06		$(0.05)		$0.11	NM

	Six Months Ended
	June 30,
	2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$618.0	100.0%	$559.7	100.0%	$58.3	10.4%
Gross profit	229.1	37.1	249.9	44.6	(20.8)	(8.3)
Operating loss	(8.4)	(1.4)	(22.0)	(3.9)	13.6	(61.8)
Core operating income (1)	22.0	3.6	47.8	8.5	(25.8)	(54.0)
Non-GAAP adjusted EBITDA (2)	77.0	12.5	71.1	12.7	5.9	8.3
Core adjusted EBITDA (1) (2)	95.9	15.5	118.4	21.2	(22.5)	(19.0)
Income from continuing operations	42.7	6.9	338.4	60.5	(295.7)	(87.4)
Diluted earnings from continuing operations per share	$0.12		$1.24		$(1.12)	(90.3)
(1)
Core financial measures reflect the results of the Aurora segment and exclude general corporate costs that were previously allocated to the RUCKUS segment, CCS segment, OWN segment and DAS business unit, since these costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, these costs related to the OWN segment and DAS business unit have been reallocated to our remaining segments and partially offset by income from the Amphenol TSA. These costs related to the CCS segment have been reallocated to our remaining segments and partially offset by income from the Amphenol TSA beginning in the first quarter of 2026. Beginning in the third quarter of 2026, these costs related to the RUCKUS will be reallocated to our remaining segment and partially offset by income from the Belden TSA.
(2)
See “Reconciliation of Non-GAAP Measures” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Net sales

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in millions)
Net sales	$319.6	$324.1	$(4.5)	(1.4)%	$618.0	$559.7	$58.3	10.4%
Domestic	258.1	255.4	2.7	1.1	500.1	423.6	76.5	18.1
International	61.5	68.7	(7.2)	(10.5)	117.9	136.1	(18.2)	(13.4)

Net sales for the three months ended June 30, 2026 decreased by $4.5 million, or 1.4% compared to the prior year period, primarily driven by unfavorable product mix, lower pricing and lower sales volume. For the six months ended June 30, 2026, net sales increased by $58.3 million, or 10.4% compared to the prior year period, primarily driven by higher sales volume, partially offset by unfavorable product mix and lower pricing.

From a regional perspective, for the three months ended June 30, 2026 compared to the prior year period, net sales decreased in the Europe, Middle East and Africa (EMEA) region by $5.2 million and Canada by $2.7 million, but increased in the U.S. by $2.7 million, the Asia Pacific (APAC) region by $0.4 million and the Caribbean and Latin America (CALA) region by $0.3 million. For the six months ended June 30, 2026 compared to the prior year period, net sales increased in the U.S. by $76.5 million and the APAC region by $1.6 million, but decreased in Canada by $11.4 million, the CALA region by $6.5 million and the EMEA region by $1.9 million.

Net sales to customers located outside of the U.S. comprised 19.2% and 19.1% of total net sales for the three and six months ended June 30, 2026, respectively, compared to 21.2% and 24.3% for the three and six months ended June 30, 2025, respectively. Foreign exchange rate changes did not have a material impact on our net sales during the three or six months ended June 30, 2026 compared to the prior year periods. For additional information on regional sales by segment, see “Segment Results” below and Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Gross profit, TSA income, SG&A expense and R&D expense

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in millions)
Gross profit	$112.9	$148.2	$(35.3)	(23.8)%	$229.1	$249.9	$(20.8)	(8.3)%
As a percent of sales	35.3%	45.7%			37.1%	44.6%
TSA income	0.5	10.3	(9.8)	(95.1)	1.6	19.0	(17.4)	(91.6)
As a percent of sales	0.2%	3.2%			0.3%	3.4%
SG&A expense	64.1	79.7	(15.6)	(19.6)	119.7	147.2	(27.5)	(18.7)
As a percent of sales	20.1%	24.6%			19.4%	26.3%
R&D expense	30.8	43.1	(12.3)	(28.5)	63.7	82.1	(18.4)	(22.4)
As a percent of sales	9.6%	13.3%			10.3%	14.7%

Gross profit (net sales less cost of sales)

Gross profit decreased by $35.3 million and $20.8 million, for the three and six months ended June 30, 2026, respectively, compared to the prior year periods primarily due to unfavorable product mix and lower pricing, partially offset by lower input costs. For the six months ended June 30, 2026, gross profit was also favorably impacted by an increase in sales volume compared to the prior year period.

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

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense decreased by $15.6 million and $27.5 million for the three and six months ended June 30, 2026, respectively, compared to the prior year periods. For the three and six months ended June 30, 2026, the decrease was primarily due to decreased variable incentive compensation expense of $7.6 million and $8.2 million, respectively, and decreased legal expense of $4.9 million and $11.5 million, respectively, partially offset by higher transaction costs of $1.9 million and 2.3 million, respectively.

Research and development expense

Research and development (R&D) expense for the three and six months ended June 30, 2026 decreased by $12.3 million and $18.4 million, respectively, due to lower spending within the Aurora segment compared to the prior year periods. R&D activities generally involve ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets and Restructuring costs, net

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$19.0	$21.4	$(2.4)	(11.2)%	$40.6	$45.2	$(4.6)	(10.2)%
Restructuring costs, net	8.4	1.6	6.8	425.0	15.1	11.5	3.6	31.3

Amortization of purchased intangible assets

For the three and six months ended June 30, 2026, amortization of purchased intangible assets was lower compared to the prior year periods because certain of our intangible assets became fully amortized.

Restructuring costs, net

The net restructuring costs recorded in the three and six months ended June 30, 2026 were primarily related to our new restructuring plan to right-size our cost structure and align operations with our revised business scope. For the three and six months ended June 30, 2026, our net restructuring costs were $8.4 million and $15.1 million, respectively, and we paid $4.6 million and $9.9 million, respectively, to settle restructuring liabilities. We expect to make cash payments of $6.6 million in the remainder of 2026 and $0.9 million during 2027 to settle our restructuring actions. Additional restructuring actions related to our restructuring efforts are expected to be identified, and the resulting charges and cash requirements could be material.

Other income (expense), net

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in millions)
Foreign currency gain (loss)	$(0.4)	$(2.2)	$1.8	(81.8)%	$0.3	$(4.9)	$5.2	NM
Other income (expense), net	2.0	(0.3)	2.3	NM	3.1	(1.4)	4.5	NM

NM – Not meaningful

Foreign currency gain (loss)

Foreign currency gain (loss) includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The change in foreign currency gain (loss) for the three and six months ended June 30, 2026 compared to the prior year periods was primarily driven by certain unhedged currencies.

Other income (expense), net

Other income (expense), net for the three and six months ended June 30, 2026 was favorably impacted by gains on certain financial assets. For the six months ended June 30, 2025, other income (expense), net includes $1.1 million of debt issuance costs related to a debt refinancing transaction in the fourth quarter of 2024.

Interest expense, Interest income and Income taxes

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in millions)
Interest income	$5.5	$3.1	$2.4	77.4	$26.2	$7.5	$18.7	249.3%
Income tax (expense) benefit	28.7	(2.5)	31.2	NM	22.3	359.2	(336.9)	NM

NM – Not meaningful

Interest expense and Interest income

In connection with the sale of the CCS segment that was completed on January 9, 2026, we repaid our third‑party debt at closing, and all interest expense was reported within discontinued operations. However, we expect to incur interest expense in the future. The increase in interest income compared to the prior year periods was primarily driven by interest earned on the net proceeds related to the sale of the CCS segment.

Income tax (expense) benefit

For the three and six months ended June 30, 2026, we recognized an income tax benefit of $28.7 million on a pretax loss of $2.6 million and an income tax benefit of $22.3 million on pretax income of $20.4 million, respectively. Our income taxes were less than the statutory rate of 21.0% for the three and six months ended June 30, 2026, primarily due to $21.0 million and $21.2 million, respectively, of tax benefit associated with the Company’s equity compensation plan. Additionally, we recognized $7.1 million of tax benefit for each of the three and six months ended June 30, 2026 related to remeasuring certain net deferred taxes. Offsetting these benefits for the three and six months ended June 30, 2026, were the unfavorable impacts of U.S. anti-deferral provisions.

For the three and six months ended June 30, 2025, we recognized income tax expense of $2.5 million on pretax income of $8.4 million and an income tax benefit of $359.2 million on a pretax loss of $20.8 million, respectively. Our income taxes for the three and six months ended June 30, 2025, were favorably impacted by the tax benefit related to federal tax credits, as well as $361.1 million associated with a tax planning strategy for the six months ended June 30, 2025. Offsetting these benefits for the three and six months ended June 30, 2025, were the unfavorable impacts of U.S. anti-deferral provisions.

Segment Results

	Three Months Ended
	June 30,
	2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
Aurora (1)	$319.2	99.9%	$322.5	99.5%	$(3.3)	(1.0)%
Corporate and other (2)	0.4	0.1	1.6	0.5	(1.2)	(75.0)
Consolidated net sales	$319.6	100.0%	$324.1	100.0%	$(4.5)	(1.4)%

Operating income (loss) by segment:
Aurora (1)	$7.0	2.2%	$49.6	15.4%	$(42.6)	(85.9)%
Corporate and other (2)	(15.9)	NM	(41.8)	NM	25.9	NM
Consolidated operating income (loss)	$(8.9)	(2.8)%	$7.8	2.4%	$(16.7)	(214.1)%

Adjusted EBITDA by segment:
Aurora (1) (3)	$45.5	14.3%	$80.2	24.9%	$(34.7)	(43.3)%
Corporate and other (2) (3)	(9.7)	NM	(27.5)	NM	17.8	(64.7)
Non-GAAP consolidated adjusted EBITDA (3)	$35.8	11.2%	$52.7	16.3%	$(16.9)	(32.1)%

NM – Not meaningful
(1)
Aurora’s results represent our Core financial measures and exclude general corporate costs that were previously allocated to the RUCKUS segment and CCS segment, since these costs were not directly attributable to these discontinued operations.
(2)
The corporate and other line item above primarily reflects general corporate costs that were previously allocated to the RUCKUS segment and CCS segment. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. The corporate and other costs related to the CCS segment have been reallocated to our remaining segments and partially offset by income from the Amphenol TSA beginning in the first quarter of 2026. Beginning in the third quarter of 2026, the corporate and other costs related to the RUCKUS segment will be reallocated to our remaining segment and partially offset by income from the Belden TSA.
(3)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Six Months Ended
	June 30,
	2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
Aurora (1)	$617.6	99.9%	$547.5	97.8%	$70.1	12.8%
Corporate and other (2)	0.4	0.1	12.2	2.2	(11.8)	(96.7)
Consolidated net sales	$618.0	100.0%	$559.7	100.0%	$58.3	10.4%

Operating income (loss) by segment:
Aurora (1)	$22.0	3.6%	$47.8	8.7%	$(25.8)	(54.0)%
Corporate and other (2)	(30.4)	NM	(69.8)	NM	39.4	(56.4)
Consolidated operating loss	$(8.4)	(1.4)%	$(22.0)	(3.9)%	$13.6	(61.8)%

Adjusted EBITDA by segment:
Aurora (1) (3)	$95.9	15.5%	$118.4	21.6%	$(22.5)	(19.0)%
Corporate and other (2) (3)	(18.9)	NM	(47.3)	NM	28.4	(60.0)
Non-GAAP consolidated adjusted EBITDA (3)	$77.0	12.5%	$71.1	12.7%	$5.9	8.3%

NM – Not meaningful
(1)
Aurora’s results represent our Core financial measures and exclude general corporate costs that were previously allocated to the RUCKUS segment, CCS segment, OWN segment and DAS business unit, since these costs were not directly attributable to these discontinued operations.
(2)
The corporate and other line item above primarily reflects general corporate costs that were previously allocated to the RUCKUS segment, CCS segment, OWN segment and DAS business unit. These indirect expenses have been classified as continuing operations, since the costs were not directly attributable to these discontinued operations. Beginning in the first quarter of 2025, the corporate and other costs related to the OWN segment and DAS business unit have been reallocated to our remaining segments and partially offset by income from the Amphenol TSA. The corporate and other costs related to the CCS segment have been reallocated to our remaining segments and partially offset by income from the Amphenol TSA beginning in the first quarter of 2026. Beginning in the third quarter of 2026, the corporate and other costs related to the RUCKUS segment will be reallocated to our remaining segment and partially offset by income from the Belden TSA.
(3)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Aurora

For the three months ended June 30, 2026, net sales decreased in the Aurora segment compared to the prior year period primarily due to unfavorable product mix, lower pricing and lower sales volume. For the six months ended June 30, 2026, net sales increased in the Aurora segment compared to the prior year period primarily due to higher sales volume, partially offset by unfavorable product mix and lower pricing. From a regional perspective, for the three months ended June 30, 2026, Aurora segment net sales decreased in the EMEA region by $4.8 million and Canada by $2.7 million, but increased in the U.S. by $3.5 million, the APAC region by $0.4 million and the CALA region by $0.3 million, compared to the prior year period. For the six months ended June 30, 2026 compared to the prior year period, net sales increased in the U.S. by $86.7 million and the APAC region by $1.6 million, but decreased in Canada by $11.4 million, the CALA region by $6.5 million and the EMEA region by $0.3 million. Foreign exchange rate changes did not have a material impact on our Aurora segment net sales during the three or six months ended June 30, 2026 compared to the prior year periods.

For the three and six months ended June 30, 2026, Aurora segment operating income and adjusted EBITDA decreased compared to the prior year periods primarily driven by unfavorable product mix, lower pricing, lower sales volume and higher SG&A, partially offset by lower input costs and lower R&D costs. For the six months ended June 30, 2026, Aurora segment operating income and adjusted EBITDA were also favorably impacted by higher sales volume. For the three and six months ended June 30, 2026, Aurora segment operating income was unfavorably impacted by increases in restructuring costs of $6.4 million and $3.1 million, respectively, and transaction, transformation and integration costs of $3.0 million and $4.8 million, respectively. Aurora segment operating income was favorably impacted by decreases in amortization expense of $2.4 million and $5.8 million, respectively, for the three and six months ended June 30, 2026. Restructuring costs, transaction, transformation and integration costs and amortization expense are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data):

	June 30, 2026	December 31, 2025	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents (1)	$151.6	$922.8	$(771.2)	(83.6)%
Working capital, net of assets and liabilities held for sale (2) and excluding cash and cash equivalents	419.2	90.0	329.2	365.8
Availability under Revolving Credit Facility (3)	137.0	584.5	(447.5)	(76.6)
Long-term debt (3)	—	7,260.2	(7,260.2)	(100.0)
Total capitalization (4)	2,505.8	7,534.8	(5,029.0)	(66.7)
Long-term debt as a percentage of total capitalization	—	96.4%

(1)
Includes cash and cash equivalents in assets held for sale of $38.0 million as of June 30, 2026 and $309.2 million as of December 31, 2025.
(2)
Working capital is net of assets and liabilities held for sale and consists of current assets of $938.3 million less current liabilities of $405.5 million as of June 30, 2026 and current assets of $1,171.6 million less current liabilities of $468.1 million as of December 31, 2025.
(3)
In connection with the sale of the CCS segment on January 9, 2026, on the closing date, we repaid in full all outstanding indebtedness using a portion of the proceeds from the transaction and terminated all outstanding commitments under the prior revolving credit agreement dated as of April 4, 2019. We entered into a new senior secured asset-based revolving credit facility (Revolving Credit Facility) on April 7, 2026.
(4)
Total capitalization includes stockholders’ equity (deficit) for both periods presented, and also includes long-term debt and Series A Convertible Preferred Stock (Convertible Preferred Stock) as of December 31, 2025.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents and cash flows provided by operations. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of equity and/or debt. On April 7, 2026, we entered into a revolving credit agreement providing for a Revolving Credit Facility available to the Company and certain of our U.S. subsidiaries designated as co-borrowers therein, in an aggregate principal amount of up to $300.0 million, subject to borrowing base availability. For further discussion of the Revolving Credit Facility, see Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

The primary uses of liquidity include working capital requirements, capital expenditures, business separation transaction costs, transformation costs, restructuring costs, litigation settlements, income tax payments, other contractual obligations, and periodic repurchases of our outstanding common stock.

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

Cash and cash equivalents decreased by $771.2 million during the six months ended June 30, 2026 as described under the Cash Flow Overview section below. In the second quarter of 2026, the Company paid a one-time special cash distribution of approximately $2,316.6 million, funded primarily from proceeds received from the sale of the CCS segment. The distribution included distributions paid on outstanding common shares as well as dividend equivalents associated with certain equity awards that were vested during the quarter and contributed to the decrease in cash and cash equivalents and stockholders' equity during the period. As of June 30, 2026, approximately 42% of our cash and cash equivalents were held outside the U.S.

Working capital, net of assets and liabilities held for sale and excluding cash and cash equivalents, increased during the six months ended June 30, 2026 compared to the fourth quarter of 2025 primarily due to increases in prepaid expenses and inventory balances and a decrease in accrued and other liabilities, partially offset by increased accounts payable. The net decrease in total capitalization during the six months ended June 30, 2026 is primarily driven by the repayment of debt in connection with the sale of the CCS segment, partially offset by net income reflected for the period.

Cash Flow Overview

	Six Months Ended
	June 30,		$	%
	2026	2025	Change	Change
	(dollars in millions)
Net cash used in operating activities	$(299.4)	$(109.8)	$(189.6)	172.7%
Net cash generated by investing activities	10,537.5	2,023.7	8,513.8	420.7
Net cash used in financing activities	(11,011.5)	(2,015.6)	(8,995.9)	446.3%

Operating Activities

	Six Months Ended
	June 30,
	2026	2025
	(in millions)
Net income	$5,803.1	$815.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	62.5	153.2
Equity-based compensation	16.1	16.6
Deferred income taxes	1,236.0	1.3
Gain on disposal of discontinued operations	(7,009.3)	(869.2)
Noncash write-off of unamortized DFF and OID	101.3	—
Changes in assets and liabilities:
Accounts receivable	(40.0)	(238.5)
Inventories	(116.0)	(90.0)
Prepaid expenses and other assets	(184.6)	(76.1)
Accounts payable and other liabilities	(183.0)	125.9
Other	14.5	51.2
Net cash used in operating activities	$(299.4)	$(109.8)

During the six months ended June 30, 2026, the increase in net cash used in operating activities compared to the prior year period was primarily driven by a higher use of cash from working capital and higher variable incentive compensation payments and cash taxes paid, partially offset by lower interest in the current year period compared to the prior year period.

Investing Activities

	Six Months Ended
	June 30,
	2026	2025
	(in millions)
Additions to property, plant and equipment	$(4.2)	$(28.1)
Proceeds from sale of property, plant and equipment	—	10.0
Net proceeds from divestitures	10,541.7	2,041.8
Net cash generated by investing activities	$10,537.5	$2,023.7

During the six months ended June 30, 2026, the increase in cash generated by investing activities compared to the prior year period was primarily driven by net proceeds of $10,541.7 million of net proceeds related to the sale of the CCS segment to Amphenol in the current year period compared to net proceeds of $2,034.5 million related to the sale of the OWN segment and DAS business unit and $7.3 million related to the sale of the OneCell business to Amphenol in the prior year period. The net cash generated by investing activities also benefited from favorable impacts due to decreased capital expenditures of $4.2 million compared to the prior year period.

Financing Activities

	Six Months Ended
	June 30,
	2026	2025
	(in millions)
Long-term debt repaid	$(7,370.8)	$(2,049.0)
Long-term debt proceeds	—	50.0
Debt issuance costs	(2.6)	(5.7)
Redemption of Series A convertible preferred stock	(1,278.7)	—
Special dividends paid to common shareholders	(2,316.3)	—
Dividends paid on Series A convertible preferred stock	(1.7)	—
Proceeds from the issuance of common shares under equity-based compensation plans	1.8	—
Tax withholding payments for vested equity-based compensation awards	(43.2)	(10.9)
Net cash used in financing activities	$(11,011.5)	$(2,015.6)

During the six months ended June 30, 2026, in connection with sale of the CCS segment, we repaid in full all outstanding indebtedness using a portion of the proceeds from the transaction which included repayment of our then-existing 2029 Term Loan in an aggregate outstanding principal amount of $3,150 million and the redemption of all outstanding Notes including (1) $1,000.0 million in outstanding aggregate principal amount of the 2031 Secured Notes, (2) $951.0 million in outstanding aggregate principal amount of the 2029 Secured Notes, (3) $641.6 million in outstanding aggregate principal amount of the 2028 Notes, (4) $866.9 million in outstanding aggregate principal amount of the 8.25% 2027 Notes and (5) $750.0 million in outstanding aggregate principal amount of the 5.00% 2027 Notes. We also recorded a loss of $11.3 million on the extinguishment of debt for the six months ended June 30, 2026. In addition, on the closing date, we paid $1,278.7 million of cash to redeem 100% of the Convertible Preferred Stock.

During the six months ended June 30, 2025, we repurchased $299.0 million in aggregate principal amount of our 2029 Secured Notes and repurchased in full the $1,500.0 million outstanding amount of our 2026 Secured Notes. We also borrowed $50.0 million and repaid $250.0 million of outstanding borrowings under our Prior Revolving Credit Facility during the six months ended June 30, 2025.

During the six months ended June 30, 2026, we paid approximately $2.6 million of upfront fees and expenses in connection with the new Revolving Credit Facility. In connection with the debt refinancing completed in December 31, 2024, we paid $5.7 million of debt issuance costs during the six months ended June 30, 2025.

During the six months ended June 30, 2026, we paid a one-time special cash distribution of approximately $2,316.3 million, which was funded from proceeds generated from the sale of the CCS segment.

During the six months ended June 30, 2026, we received proceeds of $1.8 million related to the exercise of stock options. In addition, during the six months ended June 30, 2026, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units (RSUs) and performance share units (PSUs), which reduced cash flows by $43.2 million compared to $10.9 million in the prior year period.

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

We also believe presenting these non-GAAP results for the twelve months ended June 30, 2026 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the six months ended June 30, 2025 from the data for the year ended December 31, 2025 and then adding the data for the six months ended June 30, 2026.

Consolidated

	Three Months		Six Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	June 30,		June 30,		December 31,	June 30,
	2026	2025	2026	2025	2025	2026
	(in millions)
Income (loss) from continuing operations	$26.1	$5.9	$42.7	$338.4	$266.2	$(29.5)
Income tax expense (benefit)	(28.7)	2.5	(22.3)	(359.2)	(300.6)	36.3
Interest income	(5.5)	(3.1)	(26.2)	(7.5)	(16.7)	(35.4)
Interest expense	0.8	—	0.8	—	—	0.8
Other (income) expense, net	(1.6)	2.5	(3.4)	6.3	7.7	(2.0)
Operating income (loss)	(8.9)	7.8	(8.4)	(22.0)	(43.4)	(29.8)
Adjustments:
Amortization of purchased intangible assets	19.0	21.4	40.6	45.2	88.5	83.9
Restructuring costs, net	8.4	1.6	15.1	11.5	16.3	19.9
Equity-based compensation	6.7	6.4	11.1	11.1	25.8	25.8
Transaction, transformation and integration costs (1)	7.6	5.7	12.3	10.0	20.1	22.4
Depreciation	3.0	4.9	6.3	10.4	18.6	14.5
Other (2)	—	4.9	—	4.9	4.8	(0.1)
Non-GAAP adjusted EBITDA	$35.8	$52.7	$77.0	$71.1	$130.7	$136.6

(1)
In 2026 and 2025, primarily reflects transaction costs related to our transformation initiative that began in 2021.
(2)
In 2025, reflects a pretax loss of $4.9 million related to the sale of our OneCell business.

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

Aurora

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating income	$7.0	$49.6	$22.0	$47.8
Adjustments:
Amortization of purchased intangible assets	19.0	21.4	40.4	46.2
Restructuring costs	6.9	0.5	12.0	8.9
Equity-based compensation	4.3	2.5	7.1	4.5
Transaction, transformation and integration costs	5.5	2.5	8.3	3.5
Depreciation	2.8	3.6	6.0	7.5
Adjusted EBITDA	$45.5	$80.2	$95.9	$118.4

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

These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our dependence on customers’ capital spending on data, communication and entertainment equipment, which could be negatively impacted by a regional or global economic downturn, among other factors; the potential impact of higher than normal inflation; concentration of sales among a limited number of customers; risks associated with our sales through channel partners; changes to the regulatory environment in which we and our customers operate; changes in technology; industry competition and the ability to retain customers through product innovation, introduction, and marketing; changes in cost and availability of key components, including memory chips, and the potential effect on customer pricing and timing of delivery of products to customers; risks related to our ability to implement price increases on our products and services; risks associated with our dependence on a limited number of key suppliers for certain components; risks related to the successful execution of our initiatives related to stranded costs reductions; potential difficulties in realigning manufacturing capacity and capabilities between our manufacturing facility and facilities of our contract manufacturers that may affect our ability to meet customer demands for products; possible future restructuring actions; the risk that our manufacturing operations, including our contract manufacturers on which we rely, encounter capacity, production, quality, financial or other difficulties causing difficulty in meeting customer demands; our ability to incur indebtedness at acceptable interest rates or at all; our ability to generate cash to service any future indebtedness; our ability to fully realize anticipated benefits from prior or future divestitures, acquisitions or equity investments; possible future additional impairment charges for fixed or intangible assets, including goodwill; our ability to attract and retain qualified key employees; labor unrest; product quality or performance issues, including those associated with our suppliers or contract manufacturers, and associated warranty claims; our ability to maintain effective management information technology systems and to successfully implement major systems initiatives; cyber security incidents, including data security breaches, ransomware or computer viruses; the use of open standards; the long-term impact of climate change; significant international operations exposing us to economic risks like variability in foreign exchange rates and inflation, as well as political, geopolitical and other risks, including the impact of wars, regional conflicts and terrorism; our ability to comply with governmental anti-corruption laws and regulations worldwide; the impact of export and import controls and sanctions worldwide on our supply chain and ability to compete in international markets; changes in the laws and policies in the U.S. affecting trade, including the risk and uncertainty related to tariffs or potential trade wars and potential changes to laws and policies, that may impact our products and costs; the costs of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign social and environmental laws; the impact of litigation and similar regulatory proceedings in which we are involved or may become involved, including the costs of such litigation; the scope, duration and impact of disease outbreaks and pandemics, such as COVID-19, on our business, including employees, sites, operations, customers, supply chain logistics and the global economy; our stock price volatility; income tax rate variability and ability to recover amounts recorded as deferred tax assets; and other factors beyond our control.

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

Changes in Internal Control Over Financial Reporting

Reference should be made to our 2025 Annual Report for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the stock purchase activity for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	30,226	$18.73	—	$100,000,000
May 1, 2026 - May 31, 2026	7,004	$11.84	—	$100,000,000
June 1, 2026 - June 30, 2026	1,810,231	$12.27	—	$100,000,000
Total	1,847,461	$12.37	—
(1)
The shares purchased were withheld to satisfy the withholding tax obligations related to RSUs and PSUs that vested during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

Our officers and directors did not enter into, modify or terminate any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026.

ITEM 6. EXHIBITS

2.1*

Purchase Agreement, dated April 29, 2026, by and between Vistance Networks, Inc. and Belden Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 001-36146), filed with the SEC on May 5, 2026).

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

10.2**	Success Bonus Agreement, dated May 14, 2026, between Vistance Networks Holdings, LLC and Bartolomeo Giordano.***
10.3*

Vistance Networks, Inc. Amended and Restated 2019 Long-Term Incentive Plan (Incorporated by reference to Appendix B of the Registrant’s Proxy on Form DEF 14A (File No. 001-36146), filed with the SEC on March 23, 2026).***

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

VISTANCE NETWORKS, INC.

August 5, 2026	/s/ Kyle D. Lorentzen
Date	Kyle D. Lorentzen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)