Form 10-Q
period 2026-09-30
Vistance Networks, Inc.
filed 2026-11-05
CIK 1517228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 22, 2026, there were 203,584,542 shares of common stock outstanding.

Vistance Networks, Inc.

Form 10-Q

September 30, 2026

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vistance Networks, Inc.
Condensed Consolidated Statements of Operations
(Unaudited -- In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$319.7	$337.8	$937.7	$897.5
Cost of sales	207.3	217.4	596.2	527.2
Gross profit	112.4	120.4	341.5	370.3
Transition service agreement income	7.6	8.6	9.2	27.6
Operating expenses:
Selling, general and administrative	48.6	74.8	168.3	222.0
Research and development	27.4	42.6	91.1	124.7
Amortization of purchased intangible assets	19.0	21.6	59.6	66.8
Restructuring costs, net	2.1	1.6	17.2	13.1
Other	—	(0.1)	—	4.8
Total operating expenses	97.1	140.5	336.2	431.4
Operating income (loss)	22.9	(11.5)	14.5	(33.5)
Other income (expense), net	(0.2)	0.1	3.2	(6.2)
Interest expense	(0.9)	—	(1.7)	—
Interest income	12.9	3.9	39.1	11.4
Income (loss) from continuing operations before income taxes	34.7	(7.5)	55.1	(28.3)
Income tax (expense) benefit	20.0	(11.4)	42.3	347.8
Income (loss) from continuing operations	54.7	(18.9)	97.4	319.5
Income from discontinued operations, net of income tax expense of $300.9, $27.9, $1,474.7 and $478.1, respectively	975.9	127.3	6,736.3	604.7
Net income	1,030.6	108.4	6,833.7	924.2
Series A convertible preferred stock dividends	—	(17.3)	(1.7)	(51.3)
Deemed dividend and related adjustments on Series A preferred stock redemption	0.1	—	(11.8)	—
Net income attributable to common stockholders	$1,030.7	$91.1	$6,820.2	$872.9

Basic:
Earnings (loss) from continuing operations per share	$0.24	$(0.16)	$0.37	$1.23
Earnings from discontinued operations per share	4.35	0.57	29.85	2.76
Earnings per share	$4.59	$0.41	$30.22	$3.99

Diluted:
Earnings (loss) from continuing operations per share	$0.24	$(0.16)	$0.36	$1.17
Earnings from discontinued operations per share	4.30	0.57	29.12	2.20
Earnings per share	$4.54	$0.41	$29.48	$3.37

Weighted average shares outstanding:
Basic	224.7	221.5	225.7	218.7
Diluted	226.9	221.5	231.3	274.1

See notes to unaudited condensed consolidated financial statements.

Vistance Networks, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited – In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Comprehensive income:
Net income	$1,030.6	$108.4	$6,833.7	$924.2
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	0.9	(6.1)	82.5	222.8
Pension and other postretirement benefit activity	(0.3)	0.2	19.2	0.4
Gain (loss) on hedging instruments	—	0.2	18.4	(0.9)
Total other comprehensive income (loss), net of tax	0.6	(5.7)	120.1	222.3
Total comprehensive income	$1,031.2	$102.7	$6,953.8	$1,146.5

See notes to unaudited condensed consolidated financial statements.

Vistance Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share amounts)

	Unaudited September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$683.1	$613.5
Accounts receivable, net of allowance for credit losses of $0.5 and $1.2, respectively	290.0	273.4
Inventories, net	357.8	238.7
Prepaid expenses and other current assets	89.6	46.0
Current assets held for sale	—	4,624.6
Total current assets	1,420.5	5,796.2
Property, plant and equipment, net of accumulated depreciation of $129.7 and $134.7, respectively	44.6	50.3
Goodwill	268.7	268.7
Other intangible assets, net	659.3	719.1
Deferred income taxes	305.6	1,722.3
Other noncurrent assets	119.8	118.4
Noncurrent assets held for sale	—	696.0
Total assets	$2,818.5	$9,371.0
Liabilities and Stockholders' Equity (Deficit)
Accounts payable	$178.8	$161.4
Accrued and other liabilities	176.0	306.7
Current liabilities held for sale	—	1,027.4
Total current liabilities	354.8	1,495.5
Long-term debt	—	7,260.2
Deferred income taxes	64.4	67.3
Other noncurrent liabilities	165.7	153.4
Noncurrent liabilities held for sale	—	120.0
Total liabilities	584.9	9,096.4
Commitments and contingencies
Series A convertible preferred stock, $0.01 par value	—	1,278.7
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: Authorized shares: 200,000,000;
Issued and outstanding shares: None and 1,278,653, respectively, Series A convertible preferred stock	—	—
Common stock, $0.01 par value: Authorized shares: 1,300,000,000; Issued and outstanding shares: 212,979,678 and 223,260,316, respectively	2.5	2.4
Additional paid-in capital	2,511.6	2,487.9
Retained earnings (accumulated deficit)	259.3	(3,040.8)
Accumulated other comprehensive income (loss)	1.4	(118.7)
Treasury stock, at cost: 39,678,750 shares and 18,665,426 shares, respectively	(541.2)	(334.9)
Total stockholders' equity (deficit)	2,233.6	(1,004.1)
Total liabilities and stockholders' equity (deficit)	$2,818.5	$9,371.0

See notes to unaudited condensed consolidated financial statements.

Vistance Networks, Inc.
Condensed Consolidated Statements of Cash Flows (1)
(Unaudited -- In millions)

	Nine Months Ended
	September 30,
	2026	2025
Operating Activities:
Net income	$6,833.7	$924.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	84.7	227.9
Equity-based compensation	23.7	27.3
Deferred income taxes	1,390.8	32.7
Gain on disposal of discontinued operations	(8,265.7)	(869.0)
Noncash write-off of unamortized debt issuance costs and original issue discount	101.8	—
Changes in assets and liabilities:
Accounts receivable	(45.0)	(347.3)
Inventories	(159.9)	(67.5)
Prepaid expenses and other assets	(42.8)	(148.9)
Accounts payable and other liabilities	(292.1)	208.2
Other	13.9	54.0
Net cash generated by (used in) operating activities	(356.9)	41.6
Investing Activities:
Additions to property, plant and equipment	(4.4)	(44.5)
Proceeds from sale of property, plant and equipment	—	10.0
Net proceeds from divestitures	12,409.8	2,041.9
Other	1.9	—
Net cash generated by investing activities	12,407.3	2,007.4
Financing Activities:
Long-term debt repaid	(7,370.8)	(2,049.0)
Long-term debt proceeds	—	50.0
Debt issuance costs	(3.3)	(5.7)
Redemption of Series A convertible preferred stock	(1,278.7)	—
Special distributions paid to common stockholders	(3,435.2)	—
Dividends paid on Series A convertible preferred stock	(1.7)	—
Proceeds from the issuance of common shares under equity-based compensation plans	1.9	—
Tax withholding payments for vested equity-based compensation awards	(47.7)	(11.2)
Repurchases of common stock	(157.0)	—
Net cash used in financing activities	(12,292.5)	(2,015.9)
Effect of exchange rate changes on cash and cash equivalents	2.4	8.9
Change in cash and cash equivalents	(239.7)	42.0
Cash and cash equivalents at beginning of period	922.8	663.3
Cash and cash equivalents at end of period	$683.1	$705.3

(1) The cash flows related to discontinued operations have not been segregated. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

See notes to unaudited condensed consolidated financial statements.

Vistance Networks, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited – In millions, except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Number of common shares outstanding:
Balance at beginning of period	230,046,379	221,451,007	223,260,316	215,887,001
Issuance of shares under equity-based compensation plans	997,732	111,300	10,732,686	7,533,570
Shares surrendered under equity-based compensation plans	(360,664)	(35,181)	(3,309,555)	(1,893,445)
Repurchases of common stock	(17,703,769)	—	(17,703,769)	—
Balance at end of period	212,979,678	221,527,126	212,979,678	221,527,126
Common stock:
Balance at beginning of period	$2.5	$2.4	$2.4	$2.3
Issuance of shares under equity-based compensation plans	—	—	0.1	0.1
Balance at end of period	$2.5	$2.4	$2.5	$2.4
Additional paid-in capital:
Balance at beginning of period	$2,503.9	$2,496.7	$2,487.9	$2,514.2
Issuance of shares under equity-based compensation plans	0.1	—	1.7	—
Equity-based compensation	7.6	10.8	23.7	27.3
Dividends on Series A convertible preferred stock	—	(17.3)	(1.7)	(51.3)
Balance at end of period	$2,511.6	$2,490.2	$2,511.6	$2,490.2
Retained earnings (accumulated deficit):
Balance at beginning of period	$376.7	$(4,508.7)	$(3,040.8)	$(5,324.5)
Excise tax on Series A convertible preferred stock redemption	0.1	—	(11.8)	—
Special distributions to common stockholders	(1,148.1)	—	(3,521.8)	—
Net income	1,030.6	108.4	6,833.7	924.2
Balance at end of period	$259.3	$(4,400.3)	$259.3	$(4,400.3)
Accumulated other comprehensive income (loss):
Balance at beginning of period	$0.8	$(116.5)	$(118.7)	$(344.5)
Other comprehensive income (loss), net of tax	0.6	(5.7)	120.1	222.3
Balance at end of period	$1.4	$(122.2)	$1.4	$(122.2)
Treasury stock, at cost:
Balance at beginning of period	$(378.1)	$(314.5)	$(334.9)	$(303.6)
Net shares surrendered under equity-based compensation plans	(4.5)	(0.3)	(47.7)	(11.2)
Repurchases of common stock	(157.0)	—	(157.0)	—
Excise tax on common stock repurchases	(1.6)	—	(1.6)	—
Balance at end of period	$(541.2)	$(314.8)	$(541.2)	$(314.8)
Total stockholders' equity (deficit)	$2,233.6	$(2,344.7)	$2,233.6	$(2,344.7)

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

On July 1, 2026, the Company completed the previously announced sale of its RUCKUS segment to Belden Inc. (Belden) pursuant to the Purchase Agreement, dated as of April 29, 2026, in exchange for net cash consideration of $1.9 billion. The RUCKUS segment provided wireless networks for enterprises and service providers. Accordingly, the results of operations directly attributable to the RUCKUS segment have been reclassified to discontinued operations for all periods presented on the Condensed Consolidated Statements of Operations, and the related assets and liabilities were presented separately as assets and liabilities held for sale on the Condensed Consolidated Balance Sheet as of December 31, 2025. See Note 2 for further discussion of the sale of the RUCKUS segment and previous divestitures.

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Annual Report). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2025 Annual Report. There were no material changes in the Company’s significant accounting policies during the three or nine months ended September 30, 2026.

Concentrations of Risk and Related Party Transactions

Net sales to Comcast Corporation and affiliates (Comcast) accounted for approximately 61% and 60% of the Company’s total net sales during the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, net sales to Comcast accounted for approximately 60% and 49%, respectively. Net sales to Charter Communications, Inc. (Charter) accounted for approximately 11% of the Company’s total net sales for the nine months ended September 30, 2025. Other than Comcast and Charter, no direct customer accounted for 10% or more of the Company’s net sales during the three or nine months ended September 30, 2026 or 2025. Accounts receivable from Comcast represented approximately 53% of the Company’s accounts receivable as of September 30, 2026. Other than Comcast, no direct customer accounted for 10% or more of the Company’s accounts receivable as of September 30, 2026.

The Company relies on sole suppliers or a limited group of suppliers for certain key components, subassemblies and modules and a limited group of contract manufacturers to manufacture a significant portion of its products. Any disruption or termination of these arrangements could have a material adverse impact on the Company’s results of operations.

Other than transactions related to the Series A Convertible Preferred Stock (Convertible Preferred Stock) through the January 9, 2026 redemption date and the Company’s continuing involvement with Vantiva SA (Vantiva) discussed in Note 2, there were no material related party transactions during the three or nine months ended September 30, 2026.

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

The following table summarizes the activity in the product warranty accrual, included in accrued and other liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Product warranty accrual, beginning of period	$7.9	$5.4	$7.9	$7.0
Provision for warranty claims	1.5	0.4	4.1	1.4
Warranty claims paid	(1.7)	(0.3)	(4.3)	(2.9)
Product warranty accrual, end of period	$7.7	$5.5	$7.7	$5.5

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

Asset Impairments

Goodwill

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value. There were no goodwill impairments identified during the three or nine months ended September 30, 2026 or 2025.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

As of the annual impairment test performed on October 1, 2025, the estimated fair value of the Aurora reporting unit exceeded its carrying amount by approximately 9%. Given the low headroom, the Aurora reporting unit remains sensitive to changes in key assumptions and market conditions. The significant assumptions in the discounted cash flow (DCF) model primarily include, but are not limited to, forecasts of annual revenue growth rates, annual EBITDA margin and the discount rate used to determine the present value of the cash flow projections. Adverse changes in general economic, industry, market or business conditions, reductions in forecasted cash flows, increases in the weighted average cost of capital, changes in short - and long-term growth rates assumptions, or increases in the carrying value of the reporting unit could result in the carrying value of the reporting unit exceeding its fair value. Accordingly, if projected operating results and cash flows are not achieved, or if other key valuation assumptions deteriorate, the Company could be required to recognize additional goodwill impairment charges in a future period, and these charges could be material to the results of operations.

Long-lived Assets

Long-lived assets, which include property, plant and equipment, intangible assets with finite lives and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to their estimated fair value. Equity investments without readily determinable fair values are evaluated each reporting period for impairment based on a qualitative assessment and are then measured at fair value if an impairment is determined to exist. Other than certain assets impaired as a result of restructuring actions, there were no definite-lived intangible or other long-lived asset impairments identified during the three or nine months ended September 30, 2026 or 2025.

Income Taxes

For the three and nine months ended September 30, 2026, the Company recognized an income tax benefit of $20.0 million on pretax income of $34.7 million and an income tax benefit of $42.3 million on pretax income of $55.1 million, respectively. The Company’s income taxes were less than the statutory rate of 21.0% for the three and nine months ended September 30, 2026, primarily due to $24.2 million and $24.7 million, respectively, of tax benefit associated with the release of certain uncertain tax positions. Additionally, the Company recognized $3.7 million and $24.8 million of tax benefit associated with the Company's equity compensation plan for the three and nine months ended September 30, 2026, respectively. Offsetting these benefits for the three and nine months ended September 30, 2026, were the unfavorable impacts of U.S. anti-deferral provisions. Certain income tax years will expire under the relevant statute of limitations during the fourth quarter of 2026. As a result, the Company expects to release a portion of its reserve for uncertain tax positions during the fourth quarter of 2026.

For the three and nine months ended September 30, 2025, the Company recognized income tax expense of $11.4 million on a pretax loss of $7.5 million and an income tax benefit of $347.8 million on a pretax loss of $28.3 million, respectively. The Company’s income taxes for the three and nine months ended September 30, 2025, were favorably impacted by the tax benefit related to federal tax credits, as well as $361.1 million associated with a tax planning strategy for the nine months ended September 30, 2025. Offsetting these benefits for the three and nine months ended September 30, 2025, were the unfavorable impacts of U.S. anti-deferral provisions.

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) from continuing operations is computed by dividing income (loss) from continuing operations, less any dividends and deemed dividends related to the Convertible Preferred Stock, by the weighted average number of common shares outstanding during the period. The numerator in diluted EPS from continuing operations is based on the basic EPS from continuing operations numerator, adjusted to add back any dividends and deemed dividends related to the Convertible Preferred Stock, subject to antidilution requirements. Dividend equivalents associated with unvested restricted stock units (RSUs) and performance share units (PSUs) are payable only upon vesting and remain subject to forfeiture. As a result, these awards do not represent participating securities under ASC 260, Earnings per Share, and the Company does not apply the two-class method in calculating earnings per share. The denominator used in diluted EPS from continuing operations is based on the basic EPS computation plus the effect of potentially dilutive common shares related to the Convertible Preferred Stock (during periods when shares of Convertible Preferred Stock were outstanding) and equity-based compensation plans, subject to antidilution requirements.

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

For the three and nine months ended September 30, 2026, 2.7 million and 2.5 million, respectively, of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. For the three months ended September 30, 2025, 15.8 million of outstanding equity-based compensation awards were not included in the computation of diluted EPS because the effect was antidilutive or the performance conditions were not met. Of this amount, for the three months ended September 30, 2025, 10.3 million would have been considered dilutive if the Company had not been in a loss from continuing operations position.

For the three months ended September 30, 2026, there were no shares related to the Convertible Preferred Stock that were excluded from the diluted share count and considered antidilutive, since there were no shares of Convertible Preferred Stock outstanding during the period. For the nine months ended September 30, 2026, 1.5 million of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive. In addition, for the three months ended September 30, 2025, 45.9 million of as-if converted shares related to the Convertible Preferred Stock were excluded from the diluted share count because they were antidilutive.

The following table presents the basis for the EPS computations (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Income (loss) from continuing operations	$54.7	$(18.9)	$97.4	$319.5
Income from discontinued operations, net of tax	975.9	127.3	6,736.3	604.7
Net income	$1,030.6	$108.4	$6,833.7	$924.2
Dividends on Series A convertible preferred stock	—	(17.3)	(1.7)	(51.3)
Deemed dividend and related adjustments on redemption of Series A convertible preferred stock	0.1	—	(11.8)	—
Net income attributable to common stockholders	$1,030.7	$91.1	$6,820.2	$872.9

Denominator:
Weighted average common shares outstanding – basic	224.7	221.5	225.7	218.7
Dilutive effect of equity-based awards	2.2	—	5.6	10.2
Dilutive effect of as-if converted Series A convertible preferred stock	—	—	—	45.2
Weighted average common shares outstanding – diluted	226.9	221.5	231.3	274.1

Basic:
Earnings (loss) from continuing operations per share	$0.24	$(0.16)	$0.37	$1.23
Earnings from discontinued operations per share	4.35	0.57	29.85	2.76
Earnings per share	$4.59	$0.41	$30.22	$3.99

Diluted:
Earnings (loss) from continuing operations per share	$0.24	$(0.16)	$0.36	$1.17
Earnings from discontinued operations per share	4.30	0.57	29.12	2.20
Earnings per share	$4.54	$0.41	$29.48	$3.37

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Recent Accounting Pronouncements

Adopted During the Nine Months Ended September 30, 2026

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

2. DIVESTITURES

RUCKUS Segment:

On July 1, 2026, the Company completed the previously announced sale of its RUCKUS segment to Belden, a Delaware corporation, pursuant to the Purchase Agreement, dated as of April 29, 2026, in exchange for net cash consideration of $1.9 billion. The proceeds are net of $16.2 million of transaction expenses and $38.0 million of cash included in the assets sold. The RUCKUS segment provided wireless networks for enterprises and service providers.

The RUCKUS segment met the “held for sale” criteria in the second quarter of 2026 per Accounting Standard Codification (ASC) 360-10, Impairment and Disposal of Long Lived Assets (ASC 360-10), and the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on its operations and financial results. As such, the results of operations directly attributable to the RUCKUS segment have been reclassified to discontinued operations per ASC 205-20, Presentation of Financial Statements—Discontinued Operations (ASC 205-20), on the Condensed Consolidated Statements of Operations, retrospectively for all periods presented beginning in the second quarter of 2026. In addition, the assets and liabilities of the RUCKUS segment were presented separately as assets and liabilities held for sale on the Condensed Consolidated Balance Sheet as of December 31, 2025. Upon the closing of the transaction, the Company recognized a gain of $1.1 billion on the disposal of the RUCKUS segment, which is included in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

In connection with the transaction, the Company entered into a Transition Service Agreement (Belden TSA) (as described below under “Transition Service Agreements”).

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

The CCS segment met the “held for sale” criteria per ASC 360-10 in the fourth quarter of 2025, and the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on its operations and financial results. As such, the results of operations directly attributable to the CCS segment have been reclassified to discontinued operations per ASC 205-20 on the Condensed Consolidated Statements of Operations, retrospectively for all periods presented beginning in the fourth quarter of 2025. In addition, all assets and liabilities of the CCS segment were classified as assets and liabilities held for sale on the Condensed Consolidated Balance Sheet as of December 31, 2025. Upon the closing of the transaction, the Company recognized a gain of $5.2 billion on the disposal of the CCS segment, which is included in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026.

In connection with the transaction, on the closing date, the Company repaid in full all outstanding indebtedness using a portion of the proceeds from the transaction and terminated all outstanding commitments under each of its then-existing (x) revolving credit agreement, dated as of April 4, 2019 (as amended, the Prior Revolving Credit Agreement), which provided for a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $750.0 million (the Prior Revolving Credit Facility), and (y) term loan credit agreement, dated as of December 17, 2024 (as amended, the Prior Term Loan Credit Agreement), which provided for a senior secured term loan credit facility (the 2029 Term Loan) in an aggregate outstanding principal amount of $3,150 million. Also, the Company satisfied and discharged the indentures governing the (1) $1,000.0 million in outstanding aggregate principal amount of the 2031 Secured Notes, (2) $951.0 million in outstanding aggregate principal amount of the 2029 Secured Notes, (3) $641.6 million in outstanding aggregate principal amount of the 2028 Notes, (4) $866.9 million in outstanding aggregate principal amount of the 8.25% 2027 Notes and (5) $750.0 million in outstanding aggregate principal amount of the 5.00% 2027 Notes (collectively, the Notes). On the closing date of the transaction, notices of full redemption were issued to holders of all of the outstanding Notes, calling all outstanding Notes for redemption on January 26, 2026 using a portion of the proceeds from the transaction, and all outstanding Notes were redeemed on January 26, 2026. The Company subsequently wrote-off $101.3 million of unamortized debt issuance costs and original issuance discount associated with the debt redemption which were recorded in interest expense within income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026. The Company also recorded a loss of $11.3 million on the extinguishment of debt which was recorded in other expense within income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026.

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

In connection with the transaction, the Company amended and extended the Transition Service Agreement (Amphenol TSA) (as described below under “Outdoor Wireless Networks (OWN) Segment and Distributed Antenna Systems (DAS) Business Unit” and “Transition Service Agreements”).

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

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The OWN segment and DAS business unit met the “held for sale” criteria per ASC 360-10 in the third quarter of 2024, and the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on the Company’s operations and financial results. As such, the results of operations directly attributable to the OWN segment and DAS business unit have been reclassified to discontinued operations per ASC 205-20 on the Condensed Consolidated Statements of Operations, retrospectively for all periods presented beginning in the third quarter of 2024. Upon the closing of the transaction on January 31, 2025, the Company recognized a gain on the disposal of the OWN segment and DAS business unit of $492.6 million, which is included in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025.

In connection with the transaction, the Company entered into several contractual arrangements with Amphenol, including the Amphenol TSA (as described below under “Transition Service Agreements”), Manufacturing Supply Agreement (Amphenol MSA), Sales and Supply Agreement and a Master Professional Services Agreement.

Under the Amphenol MSA, the Company continues to manufacture and supply certain products to the divested business. Under the terms of the Amphenol MSA, the Company was obligated to provide manufacturing services for a period of up to twelve months following the closing date of the transaction, unless earlier terminated by the parties. The agreement was entered into to facilitate the operational transition and ensure continuity of supply for Amphenol’s customers. Pursuant to the Amphenol MSA, the Company acquired components directly from Amphenol and was also responsible for procuring certain components from suppliers for the manufacturing of finished goods at the direction of Amphenol. As the Company did not obtain control of these components before they were transferred to Amphenol, the Company accounts for revenue associated with such components on a net basis. Under the Amphenol MSA, the Company recognized net revenues of $(0.2) million and $(0.7) million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $4.9 million for the three and nine months ended September 30, 2025, respectively, presented within income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations.

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

Home Networks (Home) Business:

The Company completed the sale of the Home business to Vantiva in January 2024. As part of the consideration received in the transaction, the Company received shares of Vantiva common stock representing a 24.73% equity interest in Vantiva. The Home business qualified as “held for sale” per ASC 360-10 in the fourth quarter of 2023 and was classified as a discontinued operation per ASC 205-20, as the Company determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on the Company’s operations and financial results.

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

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes, for the three months ended September 30, 2026 and 2025:

	RUCKUS		CCS		OWN		Home		Total
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Net sales	$—	$178.5	$—	$1,113.4	$(0.2)	$0.9	$0.1	$3.2	$(0.1)	$1,296.0
Cost of sales (1)	0.1	54.5	(25.9)	689.9	—	—	—	2.7	(25.8)	747.1
Gross profit (loss)	(0.1)	124.0	25.9	423.5	(0.2)	0.9	0.1	0.5	25.7	548.9
Operating expenses:
Selling, general and administrative	6.1	48.9	—	103.0	—	2.6	—	0.4	6.1	154.9
Research and development	—	32.0	—	20.7	—	—	—	—	—	52.7
Amortization of purchased intangible assets	—	12.5	—	17.7	—	—	—	—	—	30.2
Restructuring costs (credits), net	—	0.4	—	(0.2)	—	—	—	—	—	0.2
Total operating expenses	6.1	93.8	—	141.2	—	2.6	—	0.4	6.1	238.0
Operating income (loss)	(6.2)	30.2	25.9	282.3	(0.2)	(1.7)	0.1	0.1	19.6	310.9
Interest expense (2)	—	—	—	(154.6)	—	—	—	—	—	(154.6)
Other income (expense), net	0.7	0.2	0.4	(1.1)	—	—	(0.2)	—	0.9	(0.9)
Income (loss) from operations of discontinued businesses before income taxes	(5.5)	30.4	26.3	126.6	(0.2)	(1.7)	(0.1)	0.1	20.5	155.4
Gain (loss) on disposal of discontinued operations before income taxes	1,258.6	—	(2.3)	—	—	(0.2)	—	—	1,256.3	(0.2)
Income tax (expense) benefit	(125.5)	(10.0)	(175.4)	(21.2)	—	3.2	—	0.1	(300.9)	(27.9)
Income (loss) from discontinued operations, net of income taxes	$1,127.6	$20.4	$(151.4)	$105.4	$(0.2)	$1.3	$(0.1)	$0.2	$975.9	$127.3
(1)
During the three months ended September 30, 2026, the Company received $26.1 million related to tariff refund claims associated with products sold by its previously divested CCS business. The amount reflects the settlement and recovery of tariffs previously paid on imported products and is included in the results of discontinued operations for the period presented.
(2)
In connection with the sale of the CCS segment that was completed on January 9, 2026, the terms of the Purchase Agreement with Amphenol required that the CCS segment be transferred on a debt‑free basis, and therefore, the Company repaid its third‑party borrowings at closing using a portion of the proceeds from the sale of the CCS segment. Accordingly, all third-party debt obligations remained classified as long-term debt on the Condensed Consolidated Balance Sheet as of December 31, 2025. However, in accordance with accounting guidance, interest expense on debt that is required to be repaid as a direct result of a disposal transaction that qualifies as a discontinued operation is reported within discontinued operations. Because the closing of the divestiture required repayment of all outstanding third‑party debt due to the contractual requirement to deliver the business debt‑free, all interest expense has been presented within discontinued operations for all periods presented.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes, for the nine months ended September 30, 2026 and 2025:

	RUCKUS		CCS		OWN		DAS		Home		Total
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Net sales	$351.0	$519.7	$87.4	$2,712.9	$(0.7)	$90.2	$—	$11.7	$0.4	$13.1	$438.1	$3,347.6
Cost of sales (1)	120.1	168.4	33.3	1,706.4	—	49.8	—	10.0	0.1	14.4	153.5	1,949.0
Gross profit (loss)	230.9	351.3	54.1	1,006.5	(0.7)	40.4	—	1.7	0.3	(1.3)	284.6	1,398.6
Operating expenses:
Selling, general and administrative	117.6	139.0	11.7	275.5	0.1	22.8	—	3.4	0.2	(2.0)	129.6	438.7
Research and development	53.8	88.3	1.9	57.1	—	3.1	—	3.0	—	—	55.7	151.5
Amortization of purchased intangible assets	13.7	37.4	—	53.1	—	—	—	—	—	—	13.7	90.5
Restructuring costs, net	2.9	2.7	0.1	0.2	—	—	—	—	—	—	3.0	2.9
Total operating expenses	188.0	267.4	13.7	385.9	0.1	25.9	—	6.4	0.2	(2.0)	202.0	683.6
Operating income (loss)	42.9	83.9	40.4	620.6	(0.8)	14.5	—	(4.7)	0.1	0.7	82.6	715.0
Interest expense (2)	—	—	(129.1)	(484.4)	—	—	—	—	—	—	(129.1)	(484.4)
Other income (expense), net (3)	0.6	(2.0)	(11.1)	(13.9)	—	(1.1)	—	—	2.3	0.2	(8.2)	(16.8)
Income (loss) from operations of discontinued businesses before income taxes	43.5	81.9	(99.8)	122.3	(0.8)	13.4	—	(4.7)	2.4	0.9	(54.7)	213.8
Gain on disposal of discontinued operations before income taxes	1,258.6	—	7,006.1	—	1.0	869.0	—	—	—	—	8,265.7	869.0
Income tax (expense) benefit	387.0	(26.9)	(1,861.1)	(70.8)	—	(382.4)	—	2.0	(0.6)	—	(1,474.7)	(478.1)
Income (loss) from discontinued operations, net of income taxes	$1,689.1	$55.0	$5,045.2	$51.5	$0.2	$500.0	$—	$(2.7)	$1.8	$0.9	$6,736.3	$604.7
(1)
During the nine months ended September 30, 2026, the Company received $26.1 million related to tariff refund claims associated with products sold by its previously divested CCS business. The amount reflects the settlement and recovery of tariffs previously paid on imported products and is included in the results of discontinued operations for the period presented.
(2)
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
(3)
Includes a loss of $11.3 million on the extinguishment of debt, for the nine months ended September 30, 2026, associated with the divestiture of the CCS segment.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents balance sheet information for assets and liabilities held for sale related to the discontinued operations:

December 31, 2025
Cash and cash equivalents	$309.2
Accounts receivable, net	703.5
Inventories, net	584.2
Prepaid expenses and other current assets	87.0
Property, plant and equipment, net	293.4
Goodwill	2,160.6
Other intangible assets, net	186.0
Deferred income taxes	107.0
Other assets	193.7
Total current assets held for sale	$4,624.6
Property, plant and equipment, net	8.3
Goodwill	495.9
Other intangible assets, net	120.1
Deferred income taxes	43.6
Other noncurrent assets	28.1
Total noncurrent assets	$696.0
Total assets held for sale	$5,320.6

Accounts payable	$474.1
Accrued and other liabilities	531.1
Deferred income taxes	22.2
Total current liabilities held for sale	$1,027.4
Other noncurrent liabilities	120.0
Total liabilities held for sale	$1,147.4

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents the details of the gain on disposal of the RUCKUS segment, the CCS segment, and the OWN segment and DAS business unit, collectively:

	RUCKUS	CCS	OWN/DAS
	July 1, 2026	January 9, 2026	January 31, 2025
Cash consideration received (net of cash acquired) (1)	$1,869.6	$10,540.2	$2,034.5
Transaction expense	(16.2)	(81.3)	(9.1)
Total disposal consideration	1,853.4	10,458.9	2,025.4
Carrying value of net assets sold (1)	(594.2)	(3,326.4)	(1,057.5)
Gain on disposal before income taxes and reclassification of foreign currency translation and other	1,259.2	7,132.5	967.9
Reclassification of foreign currency translation and other (2)	(0.6)	(126.4)	(97.9)
Gain on disposal before income taxes	1,258.6	7,006.1	870.0
Income tax expense (1)	(112.7)	(1,819.2)	(377.4)
Gain on disposal, net of income taxes (1)	$1,145.9	$5,186.9	$492.6
(1)
During the three and nine months ended September 30, 2026, cash consideration was reduced by $1.5 million as the Company finalized the consideration for the CCS divestiture and recorded working capital and other asset adjustments totaling $0.7 million to the carrying value of net assets sold for certain assets transferred in the transaction. During the nine months ended September 30, 2026, the Company recorded a $1.0 million adjustment to the carrying value of the OWN/DAS disposal group, along with the related tax effects, which impacted the gain on disposal recognized in discontinued operations. During the three and nine months ended September 30, 2026, the Company recorded $165.9 million of additional tax expense associated with the gain on the CCS sale. With the RUCKUS sale closing in the third quarter of 2026, the utilization of certain tax attributes were adjusted between the CCS and RUCKUS transactions.
(2)
Includes the reclassifications of foreign currency translation, defined benefit plan activity and hedging instrument amounts from accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets related to each of the divestitures.

The cash flows related to discontinued operations have not been segregated on the Condensed Consolidated Statements of Cash Flows, and accordingly, they include the results from continuing and discontinued operations. The following table summarizes the Company’s net cash inflows (outflows) related to the ongoing activities of the discontinued operations, including the Belden, Amphenol and Vantiva TSAs, as described below, and inventory sales resulting from the Amphenol MSA and Vantiva Supply Agreement, as described above:

	Nine Months Ended
	September 30,
	2026	2025
Belden TSA fees	$4.8	$—
Amphenol TSA fees	(5.8)	24.4
Amphenol MSA inventory sales	8.4	16.2
Vantiva Supply Agreement and other inventory sales	—	14.2
Vantiva TSA fees	—	3.5

The following table summarizes significant non-cash operating items of the discontinued operations included on the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2026	2025
Gain on disposal of discontinued operations	$8,265.7	$869.0
Depreciation and amortization	14.6	129.2
Additions to property, plant and equipment	1.4	31.6
Equity-based compensation	5.2	9.0

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Transition Service Agreements

In conjunction with the closing of the sale of the RUCKUS segment, the Company entered into the Belden TSA. The terms of the Belden TSA vary based on the services provided thereunder and provide options to extend services for up to two renewal terms of three months each. In conjunction with the closing of the sale of the OWN segment and DAS business unit, the Company entered into the Amphenol TSA. The terms of the Amphenol TSA vary based on the services provided thereunder and provide options to extend services for up to two renewal terms of three months each. Subsequent to the closing of the sale of the CCS segment, the Company extended the Amphenol TSA, including a reverse TSA for which the Company receives specified transition services from Amphenol for a defined transition period, with the ability to continue certain services for limited additional periods in accordance with the applicable services schedules. The Company is responsible for fees and related third‑party costs incurred in connection with the provision of such services, including applicable taxes, and may incur incremental costs if services are continued beyond the initial transition period.

For each of the three and nine months ended September 30, 2026, the Company recognized income under the Belden TSA of $7.4 million. The Company recognized income under the Amphenol TSA of $0.2 million and $1.8 million for the three and nine months ended September 30, 2026, respectively, and $8.4 million and $25.3 million for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2025, the Company recognized income of $0.2 million and $2.3 million under the Vantiva TSA. TSA income is included in transition service agreement income within income (loss) from continuing operations on the Condensed Consolidated Statements of Operations. The Company incurred costs under the reverse TSA of $1.0 million and $8.9 million for the three and nine months ended September 30, 2026, respectively, which are primarily included in selling, general and administrative expenses within income (loss) from continuing operations on the Condensed Consolidated Statements of Operations.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Net Sales

See Note 6 for the presentation of net sales by segment and geographic region.

Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Allowance for credit losses, beginning of period	$0.5	$0.6	$1.2	$1.4
Provision (benefit)	—	1.4	(0.7)	0.3
Foreign exchange and other	—	(0.1)	—	0.2
Allowance for credit losses, end of period	$0.5	$1.9	$0.5	$1.9

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers:

Contract Balance Type	Balance Sheet Location	September 30, 2026	December 31, 2025
Unbilled accounts receivable	Accounts receivable, net of allowance for credit losses	$14.8	$9.3

Deferred revenue – current	Accrued and other liabilities	$24.3	$18.5
Deferred revenue – noncurrent	Other noncurrent liabilities	1.7	1.4
Total contract liabilities		$26.0	$19.9

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

There were no material changes to contract asset balances for the nine months ended September 30, 2026 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2025 to September 30, 2026 was primarily due to upfront support billings to be recognized over the support term. During the three and nine months ended September 30, 2026, the Company recognized $1.5 million and $15.5 million, respectively, of revenue related to contract liabilities recorded as of December 31, 2025.

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories

	September 30, 2026	December 31, 2025
Raw materials	$194.0	$128.3
Work in process	60.1	37.4
Finished goods	103.7	73.0
Total inventories, net	$357.8	$238.7

Accrued and Other Liabilities

	September 30, 2026	December 31, 2025
Special distributions payable	$54.1	$—
Compensation and employee benefit liabilities	27.0	102.9
Deferred revenue	24.3	18.5
Accrued tax liabilities	16.9	8.4
Operating lease liabilities	6.3	7.6
Product warranty accrual	5.9	6.1
Accrued interest	—	78.1
Other	41.5	85.1
Total accrued and other liabilities	$176.0	$306.7

Operating Lease Information

	Balance Sheet Location	September 30, 2026	December 31, 2025
Right of use assets	Other noncurrent assets	$27.3	$33.4

Lease liabilities – current	Accrued and other liabilities	$6.3	$7.6
Lease liabilities – noncurrent	Other noncurrent liabilities	28.8	31.7
Total lease liabilities		$35.1	$39.3

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss) (AOCI (AOCL))

The following table presents changes in AOCI (AOCL), net of tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Foreign currency translation
Balance at beginning of period	$—	$(79.9)	$(81.6)	$(308.8)
Other comprehensive income (loss)	1.8	(6.1)	(5.3)	123.6
Amounts reclassified from AOCI (AOCL)	(0.9)	—	87.8	99.2
Balance at end of period	$0.9	$(86.0)	$0.9	$(86.0)

Defined benefit plan activity
Balance at beginning of period	$0.8	$(15.3)	$(18.7)	$(15.5)
Other comprehensive income (loss)	(0.6)	0.2	(0.2)	0.4
Amounts reclassified from AOCI (AOCL)	0.3	—	19.4	—
Balance at end of period	$0.5	$(15.1)	$0.5	$(15.1)

Hedging instruments
Balance at beginning of period	$—	$(21.3)	$(18.4)	$(20.2)
Other comprehensive income (loss)	—	0.2	—	(0.9)
Amounts reclassified from AOCL	—	—	18.4	—
Balance at end of period	$—	$(21.1)	$—	$(21.1)
Net AOCI (AOCL) at end of period	$1.4	$(122.2)	$1.4	$(122.2)

For the three and nine months ended September 30, 2026, the reclassifications of foreign currency translation gain of $0.9 million and defined benefit plan loss of $0.3 million from net AOCI (AOCL) related to the divestiture of the RUCKUS segment during the third quarter of 2026. For the nine months ended September 30, 2026, the reclassification amounts also include foreign currency translation loss of $88.7 million, defined benefit plan loss of $19.1 million and hedging instrument loss of 18.4 million from net AOCI (AOCL) related to the divestiture of the CCS segment during the first quarter of 2026. For the nine months ended September 30, 2025, the reclassification of foreign currency translation amount from net AOCI (AOCL) related to the divestiture of the OWN segment and DAS business during the first quarter of 2025. The reclassified amounts resulting from the divestitures were recorded in the gain (loss) on disposal included in income from discontinued operations, net of income taxes, on the Condensed Consolidated Statements of Operations. See Note 2 for further discussion of the Company’s divestitures.

Cash Flow Information

	Nine Months Ended September 30,
	2026	2025
Cash paid during the period for:
Income taxes, net of refunds	$140.2	$169.9
Interest	105.1	521.2

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

5. FINANCING

	September 30, 2026	December 31, 2025
7.125% senior notes due July 2028	$—	$641.6
5.00% senior notes due March 2027	—	750.0
8.25% senior notes due March 2027	—	866.9
9.50% senior secured notes due December 2031	—	1,000.0
4.75% senior secured notes due September 2029	—	1,250.0
6.00% senior secured notes due March 2026	—	1,500.0
Senior secured term loan due December 2029	—	3,150.0
Senior secured revolving credit facility	—	200.0
Total principal amount of debt	—	7,359.5
Less: Original issue discount, net of amortization	—	(51.9)
Less: Debt issuance costs, net of amortization	—	(47.4)
Less: Current portion	—	—
Total long-term debt	$—	$7,260.2

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

As of September 30, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility, other than outstanding letters of credit of $39.9 million. Based on the applicable borrowing base limitations, the availability after outstanding letters of credit under the facility was $158.9 million.

For the nine months ended September 30, 2026, the Company incurred approximately $3.3 million of upfront fees and expenses paid upon the closing of the Revolving Credit Facility, which were capitalized as deferred financing costs and are being amortized to interest expense over the term of the facility. As a result of the reduction of aggregate commitments under the Revolving Credit Facility as discussed above, the Company wrote-off $0.5 million of unamortized debt issuance costs which were recorded in interest expense within income from continuing operations, net of income taxes, on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026.

6. SEGMENT AND GEOGRAPHIC INFORMATION

As discussed in Note 2, following the divestiture of the RUCKUS segment, the Company is managed on a consolidated basis and has one remaining reportable segment. The following is a brief description of the activities of the Company’s reportable segment:

Aurora - The segment’s product solutions include cable modem termination systems, video infrastructure, public key infrastructure solutions, distribution and transmission equipment and cloud solutions that enable facility-based service providers to construct a state-of-the-art residential and metro distribution network.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table provides summary financial information by reportable segment:

	September 30, 2026	December 31, 2025
Identifiable segment-related assets:
Aurora	1,823.2	1,629.3
Reconciliation to total assets:
Cash and cash equivalents	683.1	613.5
Deferred income tax assets	305.6	1,722.3
Divested and other business assets (1)	6.6	85.3
Assets held for sale	—	5,320.6
Total assets	$2,818.5	$9,371.0
(1)
Reflects certain inventory retained by the Company related to continuing involvement in divested businesses pursuant to the Amphenol MSA, as discussed in Note 2, as well as other corporate assets. As of September 30, 2026, inventory of $2.6 million related to the OWN segment and DAS business unit and $4.0 million related to the Passive Optical Network (PON) business line within the CCS segment that was not divested with the sale of the CCS segment. As of December 31, 2025, inventory of $16.6 million related to the OWN segment and DAS business unit, $4.4 million related to the PON business line and $64.3 million related to corporate and other assets.

The Company’s Chief Executive Officer is the chief operating decision maker (CODM) and regularly reviews both segment net income (loss) and segment adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization) in assessing the Company’s financial performance.

Segment net income (loss) provides the CODM with a GAAP-based measure of the overall profitability of the Company’s single reportable segment and represents the measure of segment profit or loss most consistent with the measurement principles used in the Company's consolidated financial statements, and is therefore presented as the primary measure of segment profit or loss as required under ASC 280, Segment Reporting.

Segment adjusted EBITDA is the measure primarily used by the CODM to evaluate the operating performance of the business, assess period-over-period operating trends and make resource allocation decisions. Management believes segment adjusted EBITDA facilitates these assessments by excluding certain items that may not be indicative of the underlying operating performance of the business.

Unallocated amounts, representing corporate and other items, not allocated to the reportable segment are excluded from segment net income (loss) and segment adjusted EBITDA, and are reflected in the reconciliations below.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents segment net sales, significant segment expenses and other segment items used in determining segment net income for the three and nine months ended September 30, 2026 and 2025, and reconciles segment net income to net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Segment net sales	$319.8	$337.8	$937.5	$885.3

Segment income, costs and expenses:
Cost of sales	(207.3)	(211.9)	(595.5)	(510.2)
Operating expenses	(58.6)	(75.4)	(198.2)	(213.7)
Amortization of intangible assets	(19.0)	(21.4)	(59.4)	(67.6)
Equity-based compensation	(7.4)	(2.9)	(14.5)	(7.3)
Interest income	12.9	3.9	39.1	11.4
Interest expense	(0.9)	—	(1.7)	—
Other items (1)	(4.7)	(0.6)	(21.6)	(19.4)
Income tax (expense) benefit	20.0	(11.4)	42.3	347.8
Segment net income	54.8	18.1	128.0	426.3

Reconciliation of segment net income to net income:
Unallocated amounts (2)	(0.1)	(37.0)	(30.6)	(106.8)
Income (loss) from continuing operations	54.7	(18.9)	97.4	319.5
Income from discontinued operations, net of taxes	975.9	127.3	6,736.3	604.7
Net income	$1,030.6	$108.4	$6,833.7	$924.2

Depreciation expense (3)	$2.9	$3.6	$8.9	$11.1
Additions to property, plant and equipment (3)	$0.2	$2.6	$2.8	$5.4
(1)
Includes restructuring costs, net, transaction, transformation and integration costs, and other income (expense), net.
(2)
Includes certain revenues reflected within continuing operations related to products associated with businesses affected by prior divestiture transactions. Such amounts continue to be reported within continuing operations based on the terms of the underlying transactions. Also reflected in unallocated amounts are general corporate costs that were previously allocated to the divested businesses. These indirect expenses have been classified as continuing operations because they were not directly attributable to the divested businesses. Beginning in the first quarter of 2025, the costs previously allocated to the OWN segment and DAS business unit were reallocated to the Company’s remaining segments and partially offset by income under the Amphenol TSA. Beginning in the first quarter of 2026, the costs previously allocated to the CCS segment were reallocated to the Company’s remaining segments and partially offset by income under the Amphenol TSA. Beginning in the third quarter of 2026, the costs previously allocated to the RUCKUS segment were reallocated to the Company’s remaining segment and partially offset by income under the Belden TSA.
(3)
Represents amounts attributable to Aurora, and excludes unallocated amounts as described in footnote (2) above.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents segment net sales, significant segment expenses and depreciation used in determining segment adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025, and reconciles segment adjusted EBITDA to net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Segment net sales	$319.8	$337.8	$937.5	$885.3

Segment cost and expenses:
Cost of sales	(207.3)	(211.9)	(595.5)	(510.2)
Operating expenses	(58.6)	(75.4)	(198.2)	(213.7)
Addback: Depreciation	2.9	3.6	8.9	11.1
Segment adjusted EBITDA	56.8	54.1	152.7	172.5
Amortization of intangible assets	(19.0)	(21.6)	(59.6)	(66.8)
Restructuring costs, net	(2.1)	(1.6)	(17.2)	(13.1)
Equity-based compensation	(7.4)	(7.2)	(18.5)	(18.3)
Transaction, transformation and integration costs	(2.3)	(1.3)	(14.6)	(11.3)
Depreciation	(2.9)	(4.7)	(9.2)	(15.1)
Unallocated amounts (1)	(0.2)	(29.3)	(19.1)	(76.6)
Other (2)	—	0.1	—	(4.8)
Operating income (loss)	22.9	(11.5)	14.5	(33.5)
Other income, net	11.8	4.0	40.6	5.2
Income tax (expense) benefit	20.0	(11.4)	42.3	347.8
Income (loss) from continuing operations	54.7	(18.9)	97.4	319.5
Income from discontinued operations, net of taxes	975.9	127.3	6,736.3	604.7
Net income	$1,030.6	$108.4	$6,833.7	$924.2
(1)
Includes certain revenues reflected within continuing operations related to products associated with businesses affected by prior divestiture transactions. Such amounts continue to be reported within continuing operations based on the terms of the underlying transactions. Also reflected in unallocated amounts are general corporate costs that were previously allocated to the divested businesses. These indirect expenses have been classified as continuing operations because they were not directly attributable to the divested businesses. Beginning in the first quarter of 2025, the costs previously allocated to the OWN segment and DAS business unit were reallocated to the Company’s remaining segments and partially offset by income under the Amphenol TSA. Beginning in the first quarter of 2026, the costs previously allocated to the CCS segment were reallocated to the Company’s remaining segments and partially offset by income under the Amphenol TSA. Beginning in the third quarter of 2026, the costs previously allocated to the RUCKUS segment were reallocated to the Company’s remaining segment and partially offset by income under the Belden TSA.
(2)
Reflects the pretax gain (loss) recognized in 2025 on the sale of the Company's OneCell business.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Sales to customers located outside of the U.S. comprised 20.9% and 19.7% of total net sales for the three and nine months ended September 30, 2026, respectively, compared to 18.7% and 22.2% of total net sales for the three and nine months ended September 30, 2025, respectively. Sales by geographic region, based on the destination of product shipments or service provided, were as follows:

	Three Months Ended September 30, 2026
	Aurora	Corporate and other (1)	Total
Geographic Region:
United States	$253.0	$(0.1)	$252.9
Europe, Middle East and Africa	26.6	—	26.6
Asia Pacific	18.5	—	18.5
Caribbean and Latin America	10.3	—	10.3
Canada	11.4	—	11.4
Consolidated net sales	$319.8	$(0.1)	$319.7

	Three Months Ended September 30, 2025
	Aurora	Corporate and other	Total
Geographic Region:
United States	$274.6	$—	$274.6
Europe, Middle East and Africa	15.2	—	15.2
Asia Pacific	16.6	—	16.6
Caribbean and Latin America	16.3	—	16.3
Canada	15.1	—	15.1
Consolidated net sales	$337.8	$—	$337.8

	Nine Months Ended September 30, 2026
	Aurora	Corporate and other (1)	Total
Geographic Region:
United States	$752.8	$0.2	$753.0
Europe, Middle East and Africa	67.3	—	67.3
Asia Pacific	43.3	—	43.3
Caribbean and Latin America	35.7	—	35.7
Canada	38.4	—	38.4
Consolidated net sales	$937.5	$0.2	$937.7

	Nine Months Ended September 30, 2025
	Aurora	Corporate and other (1)	Total
Geographic Region:
United States	$687.6	$10.6	$698.2
Europe, Middle East and Africa	56.2	1.6	57.8
Asia Pacific	39.8	—	39.8
Caribbean and Latin America	48.2	—	48.2
Canada	53.5	—	53.5
Consolidated net sales	$885.3	$12.2	$897.5
(1)
The corporate and other category above includes certain revenues reflected within continuing operations related to products associated with businesses affected by prior divestiture transactions. Such amounts continue to be reported within continuing operations based on the terms of the underlying transactions.

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

The Company’s net pretax restructuring activity included in restructuring costs, net on the Condensed Consolidated Statements of Operations, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Aurora	2.1	0.5	14.1	9.4
Corporate and other (1)	—	1.1	3.1	3.7
Total	$2.1	$1.6	$17.2	$13.1

(1)
Reflects general corporate restructuring costs that were previously allocated to the divested businesses. Beginning in the first quarter of 2025, costs previously allocated to the OWN segment and DAS business unit were reallocated to the Company’s remaining segments and partially offset by income under the Amphenol TSA. Costs previously allocated to the CCS segment were reallocated to the Company’s remaining segments and partially offset by income under the Amphenol TSA beginning in the first quarter of 2026. Beginning in the third quarter of 2026, costs previously allocated to the RUCKUS segment were reallocated to the Company’s remaining segment and partially offset by income under the Belden TSA.

Restructuring liabilities were included in the Company’s Condensed Consolidated Balance Sheets as follows:

	September 30, 2026	December 31, 2025
Accrued and other liabilities	$4.4	$2.3
Other noncurrent liabilities	—	—
Total restructuring liabilities	$4.4	$2.3

Vistance Restructuring Actions

During 2025, the Company substantially completed a restructuring program that was initiated in prior periods. As of December 31, 2025, the Company had accrued liabilities of $2.3 million related to this program, consisting of employee-related costs. These remaining obligations are expected to be settled in 2026.

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

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

The following table presents activity in the Company’s accrued restructuring liabilities for the periods presented. The roll forward reflects a combined presentation of the remaining liabilities associated with the prior restructuring program and liabilities recognized under restructuring plans initiated in 2026:

	Employee-Related Costs	Other	Total
Balance at June 30, 2026	$7.5	$—	$7.5
Additional expense, net	2.1	—	2.1
Cash paid	(5.2)	—	(5.2)
Balance at September 30, 2026	$4.4	$—	$4.4

Balance at December 31, 2025	$2.3	$—	$2.3
Additional expense, net	16.7	0.5	17.2
Cash paid	(14.6)	(0.5)	(15.1)
Balance at September 30, 2026	$4.4	$—	$4.4

The Company expects to make cash payments of $2.9 million during the remainder of 2026 and $1.5 million during 2027 to settle these restructuring actions. Additional restructuring actions are expected to be identified, and the resulting charges and cash requirements could be material.

8. STOCKHOLDERS’ EQUITY

Special Distributions

On April 7, 2026, the Company’s Board of Directors approved a special cash distribution of $10.00 per share on the Company’s outstanding common stock. The distribution was paid on April 27, 2026, to stockholders of record as of April 17, 2026. The special distribution was funded primarily from proceeds received from the sale of the Company’s CCS segment.

On August 5, 2026, the Company’s Board of Directors approved an additional special cash distribution of $5.00 per share on the Company’s outstanding common stock following the completion of the sale of the Company’s RUCKUS segment. The distribution was paid on August 27, 2026, to stockholders of record as of August 17, 2026. The special distribution was funded primarily from proceeds received from the sale of the Company’s RUCKUS segment.

The Company recorded distributions totaling $1,148.1 million and $3,521.8 million as a reduction of retained earnings during the three and nine months ended September 30, 2026, respectively. The distributions included amounts attributable to outstanding common shares as well as dividend equivalents associated with unvested RSUs and PSUs that were entitled to receive the special distributions under the terms of the Company’s equity compensation plans, net of forfeitures. Dividend equivalents associated with awards that are subsequently forfeited are reversed upon forfeiture in accordance with the terms of the applicable award agreements.

During the nine months ended September 30, 2026, the Company paid cash distributions totaling $3,435.2 million in connection with the special distributions. The distributions included distributions paid on outstanding common shares and dividend equivalents paid with respect to equity awards that vested during the period in accordance with the terms of the Company’s equity compensation plans.

As of September 30, 2026, $86.6 million of special dividend equivalents associated with unvested awards remained payable, of which $54.1 million and $32.5 million were classified as current and non-current, respectively, based on the expected vesting dates of the underlying awards. Such dividend equivalents are payable upon vesting of the related awards.

Vistance Networks, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In millions, unless otherwise noted)

Repurchase Program

On April 29, 2026, the Company’s Board of Directors approved a new share repurchase program, replacing the previous program, authorizing, but not obligating, the repurchase of up to an aggregate of $100.0 million of the Company’s outstanding common stock. On August 26, 2026, the Board of Directors approved an additional authorization of $150.0 million under the Company’s share repurchase program, increasing the aggregate authorization to $250.0 million. Repurchases under the share repurchase program may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, in each case subject to compliance with all Securities and Exchange Commission rules and other legal requirements, and may be made in part under one or more Rule 10b5-1 and Rule 10b-18 plans, which permit stock repurchases at times when the Company might otherwise be precluded from doing so. The method, timing and amount of shares repurchased under the share repurchase program will depend on several factors, including capital and liquidity requirements, market conditions and alternative uses for cash. The share repurchase program does not have a set expiration date and may be modified, suspended or discontinued at any time.

During both the three and nine months ended September 30, 2026, the Company repurchased 17.7 million shares of its common stock through open market transactions for an aggregate purchase price of $156.7 million under its authorized share repurchase program. In addition, the Company paid $0.3 million of commissions and accrued $1.6 million of excise tax on such share repurchases. As of September 30, 2026, approximately $93.3 million remained available for repurchase under the program.

9. SUBSEQUENT EVENTS

On October 14, 2026, the Company’s Board of Directors approved a special cash distribution of $1.50 per share on the Company’s outstanding common stock. The distribution will be paid on November 6, 2026, to stockholders of record as of October 26, 2026. The Company expects to fund the special cash distribution with available cash, including proceeds from the sale of the Company’s RUCKUS segment.

On November 4, 2026, the Company’s Board of Directors approved an additional authorization of $100.0 million under the Company’s share repurchase program as described above in Note 8, increasing the aggregate authorization to $350.0 million.

On November 5, 2026, the Company announced that Chuck Treadway will step down as President and Chief Executive Officer (“CEO”) of the Company, and as a member of the Vistance Board of Directors on February 1, 2027. The Board of Directors has launched a comprehensive search for the Company’s next CEO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative is an analysis of the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this report, as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report).

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

Following the divestiture of the Connectivity and Cable Solutions (CCS) segment that was completed on January 9, 2026, we initiated a new restructuring plan to right-size our cost structure and align operations with our revised business scope. As a result of this transaction, the new restructuring plan and our prior transformation initiative, we incurred $2.1 million and $17.2 million of net restructuring costs and $2.3 million and $14.6 million of transaction, transformation and integration costs for the three and nine months ended September 30, 2026, respectively. We incurred $1.6 million and $13.1 million of net restructuring costs and $1.3 million and $11.3 million of transaction, transformation and integration costs during the three and nine months ended September 30, 2025, respectively. We expect to continue to incur such costs during the remainder of 2026 as we continue executing on our current transformation initiative, and the resulting charges and cash requirements could be material.

On July 1, 2026, we completed the previously announced sale of our RUCKUS segment to Belden Inc. (Belden) pursuant to the Purchase Agreement, dated as of April 29, 2026, in exchange for net cash consideration of $1.9 billion. The proceeds are net of $16.2 million of transaction expenses and $38.0 million of cash included in the assets sold. The RUCKUS segment provided wireless networks for enterprises and service providers. The RUCKUS segment met the “held for sale” criteria in the second quarter of 2026 per Accounting Standard Codification (ASC) 360-10, Impairment and Disposal of Long Lived Assets (ASC 360-10), and we determined, qualitatively and quantitatively, that this transaction represented a strategic shift that would have a major effect on our operations and financial results. As such, the results of operations directly attributable to the RUCKUS segment were reclassified to discontinued operations per ASC 205-20, Presentation of Financial Statements—Discontinued Operations (ASC 205-20), on the Condensed Consolidated Statements of Operations, retrospectively for all periods presented beginning in the second quarter of 2026. In addition, the assets and liabilities of the RUCKUS segment were presented separately as assets and liabilities held for sale on the Condensed Consolidated Balance Sheet as of December 31, 2025.

In addition to the divestitures of the CCS and RUCKUS segments, we completed the divestitures of our Home Networks (Home) business, Outdoor Wireless Networks (OWN) segment and Distributed Antenna Systems (DAS) business unit during 2025 and 2024. Unless otherwise noted, the following discussions relate solely to our continuing operations. For further discussion of the divested businesses, see Note 2, Divestitures, in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Our continuing operations results include general corporate costs that were previously allocated to the divested businesses. These indirect costs, reflected on the corporate and other line item within our “Aurora and consolidated results” below, have been classified within continuing operations, because they were not directly attributable to the divested businesses. Beginning in the first quarter of 2025, the costs previously allocated to the OWN segment and DAS business unit have been reallocated to our remaining segments and partially offset by income under the Transition Service Agreement with Amphenol Corporation (Amphenol TSA). The costs previously allocated to the CCS segment have been reallocated to our remaining segments and partially offset by income under the Amphenol TSA beginning in the first quarter of 2026. Beginning in the third quarter of 2026, the costs previously allocated to the RUCKUS segment were reallocated to our remaining segment and partially offset by income under the Transition Service Agreement with Belden (Belden TSA).

Additionally, below we present the results of Aurora, our reportable segment, which represent substantially all of our net sales and exclude general corporate costs that were previously allocated to the divested businesses because they were not directly attributable to the divested businesses. Aurora results reflect the business results as currently managed and reported by the Company. See "Aurora and consolidated results" included below for a reconciliation of Aurora results to consolidated results.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies as disclosed in our 2025 Annual Report.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Three Months Ended
	September 30,
	2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$319.7	100.0%	$337.8	100.0%	$(18.1)	(5.4)
Gross profit	112.4	35.2	120.4	35.6	(8.0)	(6.6)
Operating income (loss)	22.9	7.2	(11.5)	(3.4)	34.4	NM
Aurora operating income (1)	23.0	7.2	25.5	7.5	(2.5)	(9.8)
Non-GAAP adjusted EBITDA (2)	56.6	17.7	24.8	7.3	31.8	128.2
Aurora adjusted EBITDA (1) (2)	56.8	17.8	54.1	16.0	2.7	5.0
Income (loss) from continuing operations	54.7	17.1	(18.9)	(5.6)	73.6	NM
Diluted earnings (loss) from continuing operations per share	$0.24		$(0.16)		$0.40	NM

	Nine Months Ended
	September 30,
	2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$937.7	100.0%	$897.5	100.0%	$40.2	4.5
Gross profit	341.5	36.4	370.3	41.3	(28.8)	(7.8)
Operating income (loss)	14.5	1.5	(33.5)	(3.7)	48.0	NM
Aurora operating income (1)	45.1	4.8	73.3	8.2	(28.2)	(38.5)
Non-GAAP adjusted EBITDA (2)	133.6	14.2	95.9	10.7	37.7	39.3
Aurora adjusted EBITDA (1) (2)	152.7	16.3	172.5	19.2	(19.8)	(11.5)
Income from continuing operations	97.4	10.4	319.5	35.6	(222.1)	(69.5)
Diluted earnings from continuing operations per share	$0.36		$1.17		$(0.81)	(69.2)

(1)
Reflects the results of Aurora, our reportable segment, which represent substantially all of our net sales and exclude general corporate costs that were previously allocated to the divested businesses because they were not directly attributable to the divested businesses. The composition of Aurora adjusted EBITDA and the adjustments reflected therein, including changes in the allocation of general corporate costs following our divestitures and the related impact of transition service agreement (TSA) income, are described in Note 6, Segment and Geographic Information, in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.
(2)
See “Reconciliation of Non-GAAP Measures” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Net sales

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in millions)
Net sales	$319.7	$337.8	$(18.1)	(5.4)%	$937.7	$897.5	$40.2	4.5%
Domestic	252.9	274.6	(21.7)	(7.9)	753.0	698.2	54.8	7.8
International	66.8	63.2	3.6	5.7	184.7	199.3	(14.6)	(7.3)

For the three and nine months ended September 30, 2026, net sales which were primarily attributable to Aurora, decreased by $18.1 million, or 5.4%, and increased $40.2 million, or 4.5%, respectively, compared to the prior year periods. For the three months ended September 30, 2026, net sales decreased compared to the prior year period primarily due to lower sales volume, unfavorable product mix and lower pricing. For the nine months ended September 30, 2026, net sales increased compared to the prior year period primarily driven by higher sales volume, partially offset by unfavorable product mix and lower pricing.

From a regional perspective, net sales for the three months ended September 30, 2026, decreased in the U.S. by $21.7 million, the Caribbean and Latin America (CALA) region by $6.0 million and Canada by $3.7 million, but increased in the Europe, Middle East and Africa (EMEA) region by $11.4 million and the Asia Pacific (APAC) region by $1.9 million. For the nine months ended September 30, 2026, net sales increased in the U.S. by $54.8 million, EMEA by $9.5 million and APAC by $3.5 million, but decreased in Canada by $15.1 million and CALA by $12.5 million.

Net sales to customers located outside of the U.S. comprised 20.9% and 19.7% of total net sales for the three and nine months ended September 30, 2026, respectively, compared to 18.7% and 22.2% for the three and nine months ended September 30, 2025, respectively. Foreign exchange rate changes did not have a material impact on our net sales during the three or nine months ended September 30, 2026 compared to the prior year periods. For additional information on regional sales, see Note 6, Segment and Geographic Information, in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Gross profit, TSA income, SG&A expense and R&D expense

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in millions)
Gross profit	$112.4	$120.4	$(8.0)	(6.6)%	$341.5	$370.3	$(28.8)	(7.8)%
As a percent of sales	35.2%	35.6%			36.4%	41.3%
TSA income	7.6	8.6	(1.0)	(11.6)	9.2	27.6	(18.4)	(66.7)
As a percent of sales	2.4%	2.5%			1.0%	3.1%
SG&A expense	48.6	74.8	(26.2)	(35.0)	168.3	222.0	(53.7)	(24.2)
As a percent of sales	15.2%	22.1%			17.9%	24.7%
R&D expense	27.4	42.6	(15.2)	(35.7)	91.1	124.7	(33.6)	(26.9)
As a percent of sales	8.6%	12.6%			9.7%	13.9%

Gross profit (net sales less cost of sales)

Gross profit decreased by $8.0 million and $28.8 million for the three and nine months ended September 30, 2026, respectively, compared to the prior year periods. For the three months ended September 30, 2026, the decrease was primarily due to lower sales volume, unfavorable product mix and lower pricing, partially offset by lower input costs. For the nine months ended September 30, 2026, the decrease was primarily driven by unfavorable product mix and lower pricing, partially offset by lower input costs and higher sales volume.

Transition service agreement income

TSA income relates to agreements we entered into with Belden and Amphenol in connection with the divestitures of the RUCKUS segment, CCS segment, OWN segment and DAS business unit. Under the TSAs, we provide and receive certain post-closing support on a transitional basis. The TSAs have varying terms for duration, depending on the services provided thereunder, and provide for options to extend. For additional information related to the TSAs, see Note 2, Divestitures, in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense decreased by $26.2 million and $53.7 million for the three and nine months ended September 30, 2026, respectively, compared to the prior year periods. For the three and nine months ended September 30, 2026, the decrease was primarily due to decreased variable incentive compensation expense of $12.2 million and $20.3 million, respectively, and decreased legal expense of $7.1 million and $18.7 million, respectively, partially offset by higher transaction costs of $1.1 million and $3.3 million, respectively.

Research and development expense

Research and development (R&D) expense for the three and nine months ended September 30, 2026 decreased by $15.2 million and $33.6 million, respectively, primarily due to lower variable incentive compensation, compared to the prior year periods. R&D activities generally involve ensuring that our products are capable of meeting the evolving technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Aurora and consolidated results

	Three Months Ended
	September 30,
	2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales:
Aurora (1)	$319.8	100.0%	$337.8	100.0%	$(18.0)	(5.3)%
Corporate and other (2)	(0.1)	NM	—	NM	(0.1)	NM
Consolidated net sales	$319.7	100.0%	$337.8	100.0%	$(18.1)	(5.4)%

Operating income (loss):
Aurora (1)	$23.0	7.2%	$25.5	7.5%	$(2.5)	(9.8)%
Corporate and other (3)	(0.1)	NM	(37.0)	NM	36.9	(99.7)
Consolidated operating income (loss)	$22.9	7.2%	$(11.5)	(3.4)%	$34.4	NM

Adjusted EBITDA:
Aurora (1) (4)	$56.8	17.8%	$54.1	16.0%	$2.7	5.0%
Corporate and other (3)	(0.2)	NM	(29.3)	NM	29.1	(99.3)
Non-GAAP consolidated adjusted EBITDA (4)	$56.6	17.7%	$24.8	7.3%	$31.8	128.2%

NM – Not meaningful
(1)
Reflects the results of Aurora, our reportable segment, which represent substantially all of our net sales and exclude general corporate costs that were previously allocated to the divested businesses because they were not directly attributable to the divested businesses.
(2)
Includes certain revenues reflected within continuing operations related to products associated with businesses affected by prior divestiture transactions. Such amounts continue to be reported within continuing operations based on the terms of the underlying transactions.
(3)
Primarily reflects general corporate costs that were previously allocated to the divested RUCKUS and CCS segments. These indirect expenses have been classified as continuing operations because they were not directly attributable to the divested segments. The costs previously allocated to the CCS segment were reallocated to our remaining segments and partially offset by income under the Amphenol TSA beginning in the first quarter of 2026. Beginning in the third quarter of 2026, the costs previously allocated to the RUCKUS segment were reallocated to our remaining segment and partially offset by income under the Belden TSA.
(4)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Nine Months Ended
	September 30,
	2026		2025
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
	(dollars in millions)
Net sales:
Aurora (1)	$937.5	100.0%	$885.3	98.6%	$52.2	5.9%
Corporate and other (2)	0.2	NM	12.2	1.4	(12.0)	(98.4)
Consolidated net sales	$937.7	100.0%	$897.5	100.0%	$40.2	4.5%

Operating income (loss):
Aurora (1)	$45.1	4.8%	$73.3	8.3%	$(28.2)	(38.5)%
Corporate and other (3)	(30.6)	NM	(106.8)	NM	76.2	(71.3)
Consolidated operating income (loss)	$14.5	1.5%	$(33.5)	(3.7)%	$48.0	NM

Adjusted EBITDA:
Aurora (1) (4)	$152.7	16.3%	$172.5	19.5%	$(19.8)	(11.5)%
Corporate and other (3)	(19.1)	NM	(76.6)	NM	57.5	(75.1)
Non-GAAP consolidated adjusted EBITDA (4)	$133.6	14.2%	$95.9	10.7%	$37.7	39.3%

NM – Not meaningful
(1)
Reflects the results of Aurora, our reportable segment, which represent substantially all of our net sales and exclude general corporate costs that were previously allocated to the divested businesses because they were not directly attributable to the divested businesses.
(2)
Includes certain revenues reflected within continuing operations related to products associated with businesses affected by prior divestiture transactions. Such amounts continue to be reported within continuing operations based on the terms of the underlying transactions.
(3)
Primarily reflects general corporate costs that were previously allocated to the divested businesses. Beginning in the first quarter of 2025, the costs previously allocated to the OWN segment and DAS business unit have been reallocated to our remaining segments and partially offset by income under the Amphenol TSA. The costs previously allocated to the CCS segment were reallocated to our remaining segments and partially offset by income under the Amphenol TSA beginning in the first quarter of 2026. Beginning in the third quarter of 2026, the costs previously allocated to the RUCKUS segment were reallocated to our remaining segment and partially offset by income under the Belden TSA.
(4)
See “Reconciliation of Non-GAAP Measures” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating income and adjusted EBITDA

For the three months ended September 30, 2026, Aurora operating income decreased and Aurora adjusted EBITDA increased compared to the prior year period. Aurora operating income and Aurora adjusted EBITDA were unfavorably impacted by lower sales volume, unfavorable product mix and lower pricing, but favorably impacted by lower SG&A and R&D expense and lower input costs. Aurora operating income was also unfavorably impacted by an increase in equity-based compensation expense of $4.5 million for the three months ended September 30, 2026 which is not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

For the nine months ended September 30, 2026, Aurora operating income and Aurora adjusted EBITDA decreased compared to the prior year period primarily due to unfavorable product mix and lower pricing, partially offset by higher sales volume, lower input costs and lower SG&A and R&D expense. Aurora operating income was also unfavorably impacted by increases in transaction, transformation and integration costs of $4.8 million, equity-based compensation of $4.8 million and restructuring costs of $3.1 million, partially offset by a decrease in amortization expense of $5.8 million. Transaction, transformation and integration costs, equity-based compensation, restructuring costs and amortization expense are not reflected in adjusted EBITDA. See “Reconciliation of Segment Adjusted EBITDA” below.

Amortization of purchased intangible assets and Restructuring costs, net

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in millions)
Amortization of purchased intangible assets	$19.0	$21.6	$(2.6)	(12.0)%	$59.6	$66.8	$(7.2)	(10.8)%
Restructuring costs, net	2.1	1.6	0.5	31.3	17.2	13.1	4.1	31.3

Amortization of purchased intangible assets

For the three and nine months ended September 30, 2026, amortization of purchased intangible assets was lower compared to the prior year periods because certain of our intangible assets became fully amortized.

Restructuring costs, net

The net restructuring costs recorded in the three and nine months ended September 30, 2026 were primarily related to our new restructuring plan to right-size our cost structure and align operations with our revised business scope. For the three and nine months ended September 30, 2026, our net restructuring costs were $2.1 million and $17.2 million, respectively, and we paid $5.2 million and $15.1 million, respectively, to settle restructuring liabilities. We expect to make cash payments of $2.9 million in the remainder of 2026 and $1.5 million during 2027 to settle our restructuring actions. Additional restructuring actions related to our restructuring efforts are expected to be identified, and the resulting charges and cash requirements could be material.

Other income (expense), net

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in millions)
Foreign currency loss	$(0.4)	$(0.3)	$(0.1)	33.3%	$—	$(5.1)	$5.1	NM
Other income (expense), net	0.2	0.4	(0.2)	(50.0)	3.2	(1.1)	4.3	NM

NM – Not meaningful

Foreign currency loss

Foreign currency loss includes the net foreign currency gains and losses resulting from the settlement of receivables and payables, foreign currency contracts and short-term intercompany advances in a currency other than the subsidiary’s functional currency. The change in foreign currency loss for the three and nine months ended September 30, 2026 compared to the prior year periods was primarily driven by certain unhedged currencies.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2026 was favorably impacted by gains on certain financial assets. For the nine months ended September 30, 2025, other income (expense), net includes $1.1 million of debt issuance costs related to a debt refinancing transaction that occurred in the fourth quarter of 2024.

Interest expense, Interest income and Income taxes

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in millions)
Interest expense	$(0.9)	$—	$(0.9)	NM	$(1.7)	$—	$(1.7)	NM
Interest income	12.9	3.9	9.0	230.8%	39.1	11.4	27.7	243.0%
Income tax (expense) benefit	20.0	(11.4)	31.4	NM	42.3	347.8	(305.5)	NM

NM – Not meaningful

Interest expense and Interest income

Upon completion of the sale of the CCS segment on January 9, 2026, we repaid our outstanding third‑party debt. Accordingly, the related interest expense was reported within discontinued operations. For the three and nine months ended September 30, 2026, interest expense consisted of the amortization of capitalized debt issuance costs associated with the senior secured asset-based revolving credit facility (Revolving Credit Facility), which was entered into on April 7, 2026.

The increase in interest income compared to the prior year periods was primarily driven by interest earned on the net proceeds related to the sales of the RUCKUS and CCS segments.

Income tax (expense) benefit

For the three and nine months ended September 30, 2026, we recognized an income tax benefit of $20.0 million on pretax income of $34.7 million and an income tax benefit of $42.3 million on pretax income of $55.1 million, respectively. Our income taxes were less than the statutory rate of 21.0% for the three and nine months ended September 30, 2026, primarily due to $24.2 million and $24.7 million, respectively, of tax benefit associated with the release of certain uncertain tax positions. Additionally, we recognized $3.7 million and $24.8 million of tax benefit, associated with our equity compensation plan for each of the three and nine months ended September 30, 2026, respectively. Offsetting these benefits for the three and nine months ended September 30, 2026, were the unfavorable impacts of U.S. anti-deferral provisions. Certain income tax years will expire under the relevant statute of limitations during the fourth quarter of 2026. As a result, we expect to release a portion of our reserve for uncertain tax positions during the fourth quarter of 2026.

For the three and nine months ended September 30, 2025, we recognized income tax expense of $11.4 million on a pretax loss of $7.5 million and an income tax benefit of $347.8 million on a pretax loss of $28.3 million, respectively. Our income taxes for the three and nine months ended September 30, 2025, were favorably impacted by the tax benefit related to federal tax credits, as well as $361.1 million associated with a tax planning strategy for the nine months ended September 30, 2025. Offsetting these benefits for the three and nine months ended September 30, 2025, were the unfavorable impacts of U.S. anti-deferral provisions.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in millions, except percentage data):

	September 30, 2026	December 31, 2025	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents (1)	$683.1	$922.8	$(239.7)	(26.0)%
Working capital, net of assets and liabilities held for sale (2) and excluding cash and cash equivalents	382.6	90.0	292.6	325.1
Availability under Revolving Credit Facility (3)	158.9	584.5	(425.6)	(72.8)
Long-term debt (3)	—	7,260.2	(7,260.2)	(100.0)
Total capitalization (4)	2,233.6	7,534.8	(5,301.2)	(70.4)
Long-term debt as a percentage of total capitalization	—	96.4%

(1)
Includes cash and cash equivalents in assets held for sale of $309.2 million as of December 31, 2025.
(2)
Working capital is net of assets and liabilities held for sale and consists of current assets of $1,420.5 million less current liabilities of $354.8 million as of September 30, 2026 and current assets of $1,171.6 million less current liabilities of $468.1 million as of December 31, 2025.
(3)
In connection with the sale of the CCS segment on January 9, 2026, on the closing date, we repaid in full all outstanding indebtedness using a portion of the proceeds from the transaction and terminated all outstanding commitments under the prior revolving credit agreement dated as of April 4, 2019. We entered into a new Revolving Credit Facility on April 7, 2026.
(4)
Total capitalization includes stockholders’ equity (deficit) for both periods presented, and also includes long-term debt and Series A Convertible Preferred Stock (Convertible Preferred Stock) as of December 31, 2025.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents and cash flows provided by operations. On a long-term basis, our potential sources of liquidity also include raising capital through the issuance of equity and/or debt. On April 7, 2026, we entered into a revolving credit agreement providing for a Revolving Credit Facility available to the Company and certain of our U.S. subsidiaries designated as co-borrowers therein, in an aggregate principal amount of up to $300.0 million, subject to borrowing base availability. Effective July 1, 2026, in connection with the sale of the RUCKUS segment, the aggregate commitments under the Revolving Credit Facility were reduced from $300.0 million to $246.9 million, subject to applicable borrowing base limitations. For further discussion of the Revolving Credit Facility, see Note 5, Financing, in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

The primary uses of liquidity include special distributions, working capital requirements, capital expenditures, business separation transaction costs, transformation costs, restructuring costs, litigation settlements, income tax payments, other contractual obligations and periodic repurchases of our outstanding common stock.

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

Cash and cash equivalents decreased by $239.7 million during the nine months ended September 30, 2026 as described under the Cash Flow Overview section below. During the nine months ended September 30, 2026, we paid special cash distributions totaling $3,435.2 million, funded primarily from proceeds received from the sales of the RUCKUS and CCS segments. The distributions included distributions paid on outstanding common shares as well as dividend equivalents associated with certain equity awards that were vested during the period and contributed to the decrease in cash and cash equivalents and stockholders’ equity during the period. As of September 30, 2026, approximately 5% of our cash and cash equivalents were held outside the U.S.

Working capital, net of assets and liabilities held for sale and excluding cash and cash equivalents, increased during the nine months ended September 30, 2026 compared to the fourth quarter of 2025 primarily due to increases in inventory balances and prepaid expenses and a decrease in accrued and other liabilities. The net decrease in total capitalization during the nine months ended September 30, 2026 is primarily driven by the repayment of debt in connection with the sale of the CCS segment, partially offset by net income reflected for the period.

Cash Flow Overview

	Nine Months Ended
	September 30,		$	%
	2026	2025	Change	Change
	(dollars in millions)
Net cash generated by (used in) operating activities	$(356.9)	$41.6	$(398.5)	(957.9)%
Net cash generated by investing activities	12,407.3	2,007.4	10,399.9	518.1
Net cash used in financing activities	(12,292.5)	(2,015.9)	(10,276.6)	509.8%

Operating Activities

	Nine Months Ended
	September 30,
	2026	2025
	(in millions)
Net income	$6,833.7	$924.2
Adjustments to reconcile net income to net cash generated by (used in) operating activities:
Depreciation and amortization	84.7	227.9
Equity-based compensation	23.7	27.3
Deferred income taxes	1,390.8	32.7
Gain on disposal of discontinued operations	(8,265.7)	(869.0)
Noncash write-off of unamortized debt issuance costs and original issue discount	101.8	—
Changes in assets and liabilities:
Accounts receivable	(45.0)	(347.3)
Inventories	(159.9)	(67.5)
Prepaid expenses and other assets	(42.8)	(148.9)
Accounts payable and other liabilities	(292.1)	208.2
Other	13.9	54.0
Net cash generated by (used in) operating activities	$(356.9)	$41.6

During the nine months ended September 30, 2026, the increase in net cash used in operating activities compared to the prior year period was primarily driven by a higher use of cash from working capital and higher variable incentive compensation payments, partially offset by lower cash interest and cash taxes paid in the current year period compared to the prior year period.

Investing Activities

	Nine Months Ended
	September 30,
	2026	2025
	(in millions)
Additions to property, plant and equipment	$(4.4)	$(44.5)
Proceeds from sale of property, plant and equipment	—	10.0
Net proceeds from divestitures	12,409.8	2,041.9
Other	1.9	—
Net cash generated by investing activities	$12,407.3	$2,007.4

During the nine months ended September 30, 2026, the increase in cash generated by investing activities compared to the prior year period was primarily driven by $10,540.2 million of net proceeds related to the sale of the CCS segment to Amphenol and $1,869.6 million of net proceeds related to the sale of the RUCKUS segment to Belden in the current year period compared to net proceeds of $2,034.5 million related to the sale of the OWN segment and DAS business unit and $7.4 million related to the sale of the OneCell business to Amphenol in the prior year period. The net cash generated by investing activities also benefited from favorable impacts due to decreased capital expenditures of $40.1 million compared to the prior year period.

Financing Activities

	Nine Months Ended
	September 30,
	2026	2025
	(in millions)
Long-term debt repaid	$(7,370.8)	$(2,049.0)
Long-term debt proceeds	—	50.0
Debt issuance costs	(3.3)	(5.7)
Redemption of Series A convertible preferred stock	(1,278.7)	—
Special distributions paid to common stockholders	(3,435.2)	—
Dividends paid on Series A convertible preferred stock	(1.7)	—
Proceeds from the issuance of common shares under equity-based compensation plans	1.9	—
Tax withholding payments for vested equity-based compensation awards	(47.7)	(11.2)
Repurchases of common stock	(157.0)	—
Net cash used in financing activities	$(12,292.5)	$(2,015.9)

During the nine months ended September 30, 2026, in connection with sale of the CCS segment, we repaid in full all outstanding indebtedness using a portion of the proceeds from the transaction which included repayment of our then-existing 2029 Term Loan in an aggregate outstanding principal amount of $3,150 million and the redemption of all outstanding Notes including (1) $1,000.0 million in outstanding aggregate principal amount of the 2031 Secured Notes, (2) $951.0 million in outstanding aggregate principal amount of the 2029 Secured Notes, (3) $641.6 million in outstanding aggregate principal amount of the 2028 Notes, (4) $866.9 million in outstanding aggregate principal amount of the 8.25% 2027 Notes and (5) $750.0 million in outstanding aggregate principal amount of the 5.00% 2027 Notes. We also recorded a loss of $11.3 million on the extinguishment of debt for the nine months ended September 30, 2026. In addition, on the closing date, we paid $1,278.7 million of cash to redeem 100% of the Convertible Preferred Stock.

During the nine months ended September 30, 2025, we repurchased $299.0 million in aggregate principal amount of our 2029 Secured Notes and repurchased in full the $1,500.0 million outstanding amount of our 2026 Secured Notes. We also borrowed $50.0 million and repaid $250.0 million of outstanding borrowings under our Prior Revolving Credit Facility during the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, we paid approximately $3.3 million of upfront fees and expenses in connection with the new Revolving Credit Facility. In connection with the debt refinancing completed in December 2024, we paid $5.7 million of debt issuance costs during the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, we paid special cash distributions of $3,435.2 million, which were funded from proceeds generated from the sales of the RUCKUS and CCS segments.

During the nine months ended September 30, 2026, we received proceeds of $1.9 million related to the exercise of stock options. In addition, during the nine months ended September 30, 2026, employees surrendered shares of our common stock to satisfy their tax withholding requirements on vested restricted stock units (RSUs) and performance share units (PSUs), which reduced cash flows by $47.7 million compared to $11.2 million in the prior year period.

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

We also believe presenting these non-GAAP results for the twelve months ended September 30, 2026 provides an additional tool for assessing our recent performance. Such amounts are unaudited and are derived by subtracting the data for the nine months ended September 30, 2025 from the data for the year ended December 31, 2025 and then adding the data for the nine months ended September 30, 2026.

Consolidated

	Three Months		Nine Months		Year	Twelve Months
	Ended		Ended		Ended	Ended
	September 30,		September 30,		December 31,	September 30,
	2026	2025	2026	2025	2025	2026
	(in millions)
Income (loss) from continuing operations	$54.7	$(18.9)	$97.4	$319.5	$266.2	$44.1
Income tax expense (benefit)	(20.0)	11.4	(42.3)	(347.8)	(300.6)	4.9
Interest income	(12.9)	(3.9)	(39.1)	(11.4)	(16.7)	(44.4)
Interest expense	0.9	—	1.7	—	—	1.7
Other (income) expense, net	0.2	(0.1)	(3.2)	6.2	7.7	(1.7)
Operating income (loss)	22.9	(11.5)	14.5	(33.5)	(43.4)	4.6
Adjustments:
Amortization of purchased intangible assets	19.0	21.6	59.6	66.8	88.5	81.3
Restructuring costs, net	2.1	1.6	17.2	13.1	16.3	20.4
Equity-based compensation	7.4	7.2	18.5	18.3	25.8	26.0
Transaction, transformation and integration costs (1)	2.3	1.3	14.6	11.3	20.1	23.4
Depreciation	2.9	4.7	9.2	15.1	18.6	12.6
Other (2)	—	(0.1)	—	4.8	4.8	—
Non-GAAP adjusted EBITDA	$56.6	$24.8	$133.6	$95.9	$130.7	$168.4

(1)
In 2026 and 2025, primarily reflects transaction costs related to our transformation initiative that began in 2021.
(2)
In 2025, reflects a pretax loss of $4.8 million related to the sale of our OneCell business.

Reconciliation of Segment Adjusted EBITDA

Segment adjusted EBITDA is provided as a performance measure in Note 6, Segment and Geographic Information, in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. Below we reconcile segment adjusted EBITDA to operating income to supplement the reconciliation of segment adjusted EBITDA to net income in Note 6.

Aurora

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Operating income	$23.0	$25.5	$45.1	$73.3
Adjustments:
Amortization of purchased intangible assets	19.0	21.4	59.4	67.6
Restructuring costs	2.1	0.5	14.1	9.4
Equity-based compensation	7.4	2.9	14.5	7.3
Transaction, transformation and integration costs	2.3	0.3	10.7	3.8
Depreciation	2.9	3.6	8.9	11.1
Adjusted EBITDA	$56.8	$54.1	$152.7	$172.5

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

These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our dependence on customers’ capital spending on data, communication and entertainment equipment, which could be negatively impacted by a regional or global economic downturn, among other factors; the potential impact of higher than normal inflation; concentration of sales among a limited number of customers; risks associated with our sales through channel partners; changes to the regulatory environment in which we and our customers operate; changes in technology; industry competition and the ability to retain customers through product innovation, introduction and marketing; changes in cost and availability of key components, including memory chips, and the potential effect on customer pricing and timing of delivery of products to customers; risks related to our ability to implement price increases on our products and services; risks associated with our dependence on a limited number of key suppliers for certain components; risks related to the successful execution of our initiatives related to stranded costs reductions; potential difficulties in realigning manufacturing capacity and capabilities between our manufacturing facility and facilities of our contract manufacturers that may affect our ability to meet customer demands for products; possible future restructuring actions; the risk that our manufacturing operations, including our contract manufacturers on which we rely, encounter capacity, production, quality, financial or other difficulties causing difficulty in meeting customer demands; our ability to access available credit or otherwise obtain financing on acceptable terms or at all; our ability to generate cash to service any future indebtedness; our ability to fully realize anticipated benefits from prior or future divestitures, acquisitions or equity investments; possible future additional impairment charges for fixed or intangible assets, including goodwill; our ability to attract and retain qualified key employees; labor unrest; product quality or performance issues, including those associated with our suppliers or contract manufacturers and associated warranty claims; our ability to maintain effective management information technology systems and to successfully implement major systems initiatives; cyber security incidents, including data security breaches, ransomware or computer viruses; the use of open standards; the long-term impact of climate change; significant international operations exposing us to economic risks like variability in foreign exchange rates and inflation, as well as political, geopolitical and other risks, including the impact of wars, regional conflicts and terrorism; our ability to comply with governmental anti-corruption laws and regulations worldwide; the impact of export and import controls and sanctions worldwide on our supply chain and ability to compete in international markets; changes in the laws and policies in the U.S. affecting trade, including the risk and uncertainty related to tariffs or potential trade wars and potential changes to laws and policies, that may impact our products and costs; the costs of protecting or defending intellectual property; costs and challenges of compliance with domestic and foreign social and environmental laws; the impact of litigation and similar regulatory proceedings in which we are involved or may become involved, including the costs of such litigation; the scope, duration and impact of disease outbreaks and pandemics, such as COVID-19, on our business, including employees, sites, operations, customers, supply chain logistics and the global economy; our stock price volatility; income tax rate variability and ability to recover amounts recorded as deferred tax assets; and other factors beyond our control.

These and other factors are discussed in greater detail under the heading "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Annual Report on Form 10-K and may be updated from time to time in our annual reports, quarterly reports, current reports and other filings we make with the Securities and Exchange Commission. Although the information contained in this Quarterly Report on Form 10-Q represents our best judgment as of the date of this report based on information currently available and reasonable assumptions, we can give no assurance that the expectations will be attained or that any deviation will not be material. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this Quarterly Report on Form 10-Q, except to the extent required by law.

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

Changes in Internal Control Over Financial Reporting

Reference should be made to our 2025 Annual Report for additional information regarding discussion of the effectiveness of the Company’s controls and procedures. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

On April 29, 2026, the Company’s Board of Directors approved a new share repurchase program, replacing the previous program, authorizing, but not obligating, the repurchase of up to an aggregate of $100.0 million of the Company’s outstanding common stock. On August 26, 2026, the Board of Directors approved an additional authorization of $150.0 million under our share repurchase program, increasing the aggregate authorization to $250.0 million. Repurchases under the share repurchase program may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, in each case subject to compliance with all Securities and Exchange Commission rules and other legal requirements, and may be made in part under one or more Rule 10b5-1 and Rule 10b-18 plans, which permit stock repurchases at times when we might otherwise be precluded from doing so. The method, timing and amount of shares repurchased under the share repurchase program will depend on several factors, including capital and liquidity requirements, market conditions and alternative uses for cash. The share repurchase program does not have a set expiration date and may be modified, suspended or discontinued at any time.

During both the three and nine months ended September 30, 2026, we repurchased 17.7 million shares of our common stock through open market transactions for an aggregate purchase price of $156.7 million. In addition, we paid $0.3 million of commissions and accrued $1.6 million of excise tax on such share repurchases. As of September 30, 2026, approximately $93.3 million remained available for repurchase under the program.

The following table summarizes the stock purchase activity for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	356,304	$12.36	—	$250,000,000
August 1, 2026 - August 31, 2026	9,245,694	$11.16	9,242,640	$146,842,936
September 1, 2026 - September 30, 2026	8,462,435	$6.32	8,461,129	$93,304,257
Total	18,064,433	$8.92	17,703,769
(1)
The shares purchased include shares that were withheld to satisfy the withholding tax obligations related to RSUs and PSUs that vested during the period and shares purchased under our repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

Our officers and directors did not enter into, modify or terminate any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2026.

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

VISTANCE NETWORKS, INC.

November 4, 2026	/s/ Kyle D. Lorentzen
Date	Kyle D. Lorentzen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)